Form 10QSB
period 1996-03-31
RENT WAY INC
filed 1996-04-17
CIK 893046

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB


(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

        For the quarterly period ended: MARCH 31, 1996
                                        --------------

[ ] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

        For the transition period from        to
                                       ------    -------

                        Commission File Number  0-22026
                                                -------

                                 RENT-WAY, INC.
                                 --------------
       (Exact name of small business issuer as specified in its charter)


        PENNSYLVANIA                                     25-1407782
        ------------                                     ----------
  (State of Incorporation)                    (IRS Employer Identification No.)


                 3230 WEST LAKE ROAD, ERIE, PENNSYLVANIA 16505
                 ---------------------------------------------
                    (Address of principal executive offices)

                                 (814) 836-0618
                                 --------------
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                 Yes X                        No
                    ----                        -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

      Class                            Outstanding at April 10, 1996
      -----                            -----------------------------
    Common Stock                                6,596,968

Transitional Small Business Disclosure Format (check one):

               Yes                        No  X
                  ----                      ----

RENT-WAY, INC.                                          FORM 10-QSB
- -------------------------------------------------------------------

INDEX

                                                         Page No.
                                                         --------

PART I  FINANCIAL INFORMATION
     Item 1.  Financial Statements
              Condensed Balance Sheet -
              March 31, 1996                                 3

              Condensed Statements of Income -
              Three Months and Six Months
              Ended March 31, 1996 and 1995                  4

              Condensed Statements of Cash Flows -
              Six Months Ended March 31,
              1996 and 1995                                  5

              Notes to Condensed Financial Statements        6-8

     Item 2.  Management's Discussion and Analysis
              or Plan of Operation                           9-12

PART II  OTHER INFORMATION
     Item 4.  Submission of Matters to Vote of
              Security Holders                               13

     Item 6.  Exhibits and Reports on Form 8-K               14

     SIGNATURES                                              14

RENT-WAY, INC.                                                      FORM 10-QSB
- -------------------------------------------------------------------------------
CONDENSED BALANCE SHEET


                                                                                                   MARCH 31,1996
                                                                                                    (UNAUDITED)
                                                                                                   -------------
ASSETS

Cash                                                                                                $ 1,808,019
Prepaid expenses                                                                                        915,334
Rental merchandise, net                                                                              14,278,431
Deferred income taxes                                                                                 1,430,204
Property and equipment, net                                                                           3,391,269
Land and building lots                                                                                  554,968
Goodwill, net of accumulated amortization of $864,649                                                14,638,547
Deferred financing costs, net of accumulated amortization of $62,684                                    434,951
Prepaid consulting fee                                                                                1,130,952
Other assets                                                                                            975,103
                                                                                                    -----------
                                                                                                    $39,557,778
                                                                                                    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                                                    $ 1,601,032
Other liabilities                                                                                     1,202,698
Income taxes payable                                                                                    806,768
Debt                                                                                                  7,198,286
Capital lease obligation                                                                                165,681
                                                                                                    -----------
                                                                                                     10,974,465
Commitments and Contingencies                                                                             -

Redeemable preferred stock, Series A, without par value; 30,000 shares
authorized; 22,529 shares issued and outstanding                                                      2,252,900

SHAREHOLDERS' EQUITY:
Common stock, without par value; 10,000,000 shares
  authorized; 6,261,156 shares issued and outstanding                                                25,372,191
Preferred stock, without par value; 970,000 shares authorized; none issued
                                                                                                          -
Contributed capital                                                                                     114,000
Retained earnings                                                                                     1,152,250
Loan to related party                                                                                  (308,028)
                                                                                                    -----------
    Total shareholders' equity                                                                       26,330,413
                                                                                                    -----------
                                                                                                    $39,557,778
                                                                                                    ===========


  The accompanying notes are an integral part of these condensed financial statements.

RENT-WAY, INC.                                                   FORM 10-QSB
- ----------------------------------------------------------------------------
CONDENSED STATEMENTS OF INCOME

                                                  FOR THE THREE MONTHS ENDED               FOR THE SIX MONTHS ENDED
                                                           MARCH 31,                               MARCH 31,
                                                      1996          1995                     1996            1995
                                                      ----          ----                     ----            ----
                                                          (UNAUDITED)                           (UNAUDITED)
                                                  ---------------------------            -----------------------------
REVENUES:
Rental revenue                                   $10,631,533        $5,031,266            $20,816,750      $ 9,861,625
Other revenue                                      1,715,236           901,095              3,344,063        1,672,659
                                                 -----------        ----------            -----------      -----------
   Total revenues                                 12,346,769         5,932,361             24,160,813       11,534,284

COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
 Rental merchandise                                3,381,083         1,946,823              6,460,615        3,626,541
 Property and equipment                              187,795           121,600                354,985          232,889
 Amortization of goodwill                            225,872            63,327                419,405          124,445
Salaries and wages                                 3,038,864         1,400,660              5,970,950        2,789,007
Advertising                                          492,264           234,717              1,101,397          669,904
Occupancy                                            761,055           396,577              1,558,397          788,070
Other operating expenses                           2,698,349         1,319,714              5,202,629        2,494,959
                                                 -----------        ----------            -----------      -----------
   Total costs and operating expenses             10,785,282         5,483,418             21,068,378       10,725,815
                                                 -----------        ----------            -----------      -----------
   Operating income                                1,561,487           448,943              3,092,435          808,469

OTHER INCOME (EXPENSE):
Interest expense                                    (520,997)         (241,409)            (1,067,109)        (454,653)
Interest income                                       16,879            16,507                 33,649           33,014
Other income (expense), net                           35,615               482                 34,053           (6,655)
                                                 -----------        ----------            -----------      -----------
   Income before income taxes                      1,092,984           224,523              2,093,028          380,175
Income tax expense                                  (503,935)             -                  (963,956)             -
                                                 -----------        ----------            -----------      -----------
   Net income                                        589,049           224,523              1,129,072          380,175

Preferred stock dividend requirements                (39,426)             -                   (90,108)             -
                                                 -----------        ----------            -----------      -----------
   Earnings applicable to common
   shares                                        $   549,623        $  224,523            $ 1,038,964      $   380,175
                                                 ===========        ==========            ===========      ===========
EARNINGS PER COMMON SHARE (NOTE 3):
   Primary                                       $      0.11        $     0.05            $      0.21      $      0.09
                                                 ===========        ==========            ===========      ===========
   Fully diluted                                 $      0.11        $     0.05            $      0.21      $      0.09
                                                 ===========        ==========            ===========      ===========
Weighted average common
shares outstanding:
   Primary                                         4,868,325         4,135,217              4,852,200        4,097,766
                                                   =========         =========              =========        =========
   Fully diluted                                   5,004,273         4,144,085              4,942,690        4,135,973
                                                   =========         =========              =========        =========


  The accompanying notes are an integral part of these condensed financial statements.

RENT-WAY, INC.                                                   FORM 10-QSB
- ----------------------------------------------------------------------------
CONDENSED STATEMENTS OF CASH FLOWS


                                                                                      FOR THE SIX MONTHS ENDED
                                                                                              MARCH 31,
                                                                                       1996              1995
                                                                                       ----              ----
                                                                                            (unaudited)
                                                                                    -------------------------------
OPERATING ACTIVITIES:
Net income                                                                         $ 1,129,072           $  380,175
Adjustments to reconcile net income
to net cash provided by operating activities:
  Depreciation and amortization                                                      7,281,675            3,983,875
  Deferred income taxes                                                                (20,000)             (24,850)
Changes in assets and liabilities:
  Prepaid expenses                                                                    (363,231)             (12,078)
  Rental merchandise                                                                (8,146,284)          (3,436,339)
  Prepaid consulting fees                                                               89,071                 -
  Other assets                                                                        (199,823)            (276,767)
  Accounts payable                                                                     (14,757)            (163,553)
  Income taxes payable                                                                 712,465               (4,776)
  Other liabilities                                                                   (301,775)             (32,211)
  Closing and development fees                                                                              (75,000)
                                                                                   -----------           ----------
          Net cash (used in) provided by  operating activities                         166,413              338,476
                                                                                   -----------           ----------
INVESTING ACTIVITIES:
  Purchase of Magic and Best                                                              -                (564,811)
  Purchase of McKenzie Leasing Corporation                                            (180,937)                -
  Purchases of property and equipment                                               (1,015,089)            (481,221)
                                                                                    -----------          -----------
          Net cash used in investing activities                                     (1,196,026)          (1,046,032)
                                                                                   ------------          -----------
FINANCING ACTIVITIES:
  Principal payments on capital lease obligation                                       (12,919)              (3,765)
  Proceeds from borrowings                                                          12,214,516            9,867,197
  Payments on borrowings                                                           (24,167,586)          (8,792,371)
  Preferred stock dividend                                                             (88,112)                -
  Preferred stock redemption                                                          (497,100)                -
  Common stock issued                                                               14,440,562                -
  Loan to related party                                                                (11,450)             (14,634)
                                                                                   -----------           ----------
          Net cash provided by financing activities                                  1,877,911            1,056,427
                                                                                   -----------           ----------
          Increase in cash                                                             848,298              348,871

Cash at beginning of year                                                              959,721              252,675
                                                                                    ----------           ----------
Cash at end of period                                                              $ 1,808,019           $  601,546
                                                                                   ===========           ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                       $   845,476           $  454,653
    Income taxes                                                                   $   270,175           $   25,000


  The accompanying notes are an integral part of these condensed financial statements.

RENT-WAY, INC.                                                      FORM 10-QSB
- -------------------------------------------------------------------------------
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

1.   BASIS OF PRESENTATION:

     Rent-Way, Inc., (the "Company" or "Rent-Way") is a corporation organized under the laws of the Commonwealth of Pennsylvania. The Company operates a chain of stores that rent durable household products such as home entertainment equipment, furniture, and major appliances and jewelry to consumers on a weekly or monthly basis. The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments), which are necessary for a fair statement of the financial position, results of operations and cash flows of the Company have been made. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

     Certain amounts in the 1995 condensed financial statements have been reclassified to conform to the 1996 presentation.

     These financial statements and the notes thereto should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995.

2.   PUBLIC STOCK OFFERING:

     On March 26, 1996, the Company completed a public offering consisting of 1,850,000 shares of Common Stock offered by the Company and 388,750 shares of Common Stock offered by certain shareholders. In addition, the Company granted the underwriters a 30 day option to purchase up to 335,812 shares of Common Stock, solely to cover over-allotments.

     The shares were offered at a price of $8.50 per share. The Company received net proceeds (less underwriters discount and selling expenses) of $14.3 million. The Company used these proceeds to repay outstanding borrowings of $13.2 million under the Company's secured credit agreement with First Source Financial LLP, to redeem a portion of its outstanding Series A Preferred Stock and for general corporate purposes.

3.   EARNINGS PER COMMON SHARE:

     Primary and fully diluted earnings per common share are computed based on net income after preferred stock dividend requirements. The weighted average number of common shares outstanding during each period is adjusted to give effect to stock options and warrants considered to be dilutive common stock equivalents. Additionally, fully diluted weighted average number of shares outstanding is adjusted to give effect to convertible debt deemed to be another potentially dilutive security.

     The 1995 earnings per common share amounts have been restated to reflect a three-for-two stock split in the form of a 50% stock dividend to shareholders of record on August 4, 1995.

RENT-WAY, INC.                                                      FORM 10-QSB
- -------------------------------------------------------------------------------
NOTES TO CONDENSED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

4.   ACQUISITION:

     On July 21, 1995 the Company acquired McKenzie Leasing Corporation ("MLC"), a privately owned 45 store rental-purchase chain with annual revenues of approximately $22.0 million. The Company acquired all of the common stock of MLC in exchange for 581,688 shares (unregistered shares subject to the provisions of Rule 144 of the Securities and Exchange Act and a shareholder agreement) of the Company's common stock, stock options to purchase 115,812 shares of the Company's common stock at $9.28 per share and $2,750,000 of its Series A Preferred Stock. The 115,812 stock options are 100% exercisable and expire five years from the date of grant. Of the common shares issued, 356,688 shares were delivered to the former shareholders of MLC and 225,000 were placed in escrow.

     The 225,000 shares of common stock placed in escrow will be released on October 1, 1996 as follows:

     (i) If the average market price of Rent-Way's common stock on the twenty trading days preceding October 1, 1996 is greater than $18.57 per share, all of the escrowed shares will be released to Rent-Way.

     (ii) If the average market price of Rent-Way's common stock on the twenty trading days preceding October 1, 1996 is less than $11.60 per share, all of the escrowed shares will be released to the former shareholders of MLC.

     (iii) If the average market price of Rent-Way's common stock on the twenty trading days preceding October 1, 1996 is greater than $11.60 per share, but less than $18.57 per share, the number of shares of escrowed stock to be released shall be determined by dividing $6,747,581 by the average market price of Rent-Way common stock on October 1, 1996 and subtracting the quotient from 581,688 shares. This amount shall be released to Rent-Way and the balance shall be released to the former shareholders of MLC.

     The acquisition was accounted for using the purchase method of accounting. MLC's assets and liabilities were recorded at their estimated fair values as of the acquisition date. The excess of the acquisition cost over the fair value of the net liabilities assumed ("goodwill") of $10,588,273 is being amortized on a straight-line basis over 20 years. The total cost of the net assets acquired was $6,434,024 ($3,684,024 in common stock and $2,750,000 in redeemable preferred stock) and consisted of assets of $16,213,438 less liabilities assumed of $8,449,594 and acquisition expenses of $1,329,820. The estimate of the total cost of the acquisition may be adjusted based on the resolution of certain contingencies.

     Following are pro forma results of operations for the three months and six months ended March 31, 1995 assuming the acquisition had occurred on October 1, 1994. The results are not necessarily indicative of future operations or what would have occurred had the acquisition been consummated as of October 1, 1994.

                                          UNAUDITED PRO FORMA OPERATIONS
                                                  MARCH 31, 1995
                                                  --------------
                                       Three Months Ended       Six Months Ended
                                       ------------------       ----------------
    Revenues                               $11,655,729             $23,196,696

    Net income                             $   443,505             $   574,772

    Earnings per common share              $      0.08             $      0.10

RENT-WAY, INC.                                                      FORM 10-QSB
- -------------------------------------------------------------------------------
NOTES TO CONDENSED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

5.   CONTINGENCIES:

     The Company is subject to legal proceedings and claims in the ordinary course of its business that have not been finally adjudicated. These actions when ultimately concluded will either be indemnified or will not, in the opinion of management, have a material adverse effect on the results of operations or financial condition of the Company.


6.   SUBSEQUENT EVENTS:

     On April 1, 1996 the Company received notification from Rauscher Pierce Refsnes, Inc., (lead underwriter on the public stock offering), of their intention to exercise the over-allotment option associated with the public offering. As a result of such exercise, on April 4, 1996 the Company sold 335,812 shares of Common Stock and received net proceeds (less underwriters discount) of $2.7 million. These proceeds will be used for general corporate purposes.

     On April 3, 1996, the Company redeemed a portion of its Series A Preferred Stock from the net proceeds of the offering pursuant to an agreement with the holders thereof. Of the 22,529 shares issued and outstanding, 11,269 were redeemed at a cost of $1.1 million. The Series A Preferred Stock was issued in connection with the acquisition of McKenzie Leasing Corporation, has a 7% dividend preference, payable quarterly when declared, and is subject to redemption at the option of (i) the holder in accordance with a schedule or (ii) the Company, in whole or in part, at any time.

RENT-WAY, INC.                                                   FORM 10-QSB
- ----------------------------------------------------------------------------
ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW:

During the three and six months ended March 31, 1996, the Company generated record revenues, operating income and net income. For the three and six months ending March 31, 1996 the Company's total revenues increased by 108.1% and 109.5%, respectively. In addition operating income increased by 247.8% and 282.5% while net income increased by 162.4% and 197.0% compared to the three and six month periods last year. The Company's improved performance is primarily attributable to the acquisition of McKenzie Leasing Corporation ("MLC"), certain economies of scale and increased same-store revenues. Same-store revenues increased by 5.7% and 6.4% as compared to the three and six month periods ended last year.

In March 1996, the Company completed a public offering of 2,238,750 shares of its Common Stock at $8.50 per share. Of the 2,238,750 shares, 1,850,000 shares were offered by the Company and 388,750 shares were offered by selling shareholders. In April 1996, the Company's underwriters exercised their option to purchase 335,812 additional shares to cover over-allotments. Proceeds from the stock offering were used to repay all outstanding borrowings with First Source Financial LLP, to redeem a portion of the Company's outstanding Series A Preferred Stock and for general corporate purposes.

During the three months ended March 31, 1996, management completed the remodeling, conversion and installation of its point of sale software in substantially all of the former MLC stores. In addition, the Company strengthened its management team by adding in-house counsel, a director of marketing and four operations managers, all with a minimum of five years experience with a major industry competitor. Currently, management is actively seeking merger and acquisition candidates whose financial and geographic profiles are consistent with the Company's growth objectives. The rental-purchase industry is highly fragmented, and management believes the Company is well positioned to take advantage of consolidation opportunities that exist.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from the Company's Condensed Statements of Income, expressed as a percentage of revenues.

                                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                                  MARCH 31                 MARCH 31
                                               1996      1995           1996      1995
                                               ----      ----           ----      ----
Revenues:
  Rental revenue                                86.1      84.8           86.2      85.5
  Other revenue                                 13.9      15.2           13.8      14.5
                                               -----     -----          -----     -----
     Total revenues                            100.0%    100.0%         100.0%    100.0%

Costs and operating expenses:
  Depreciation and amortization:
     Rental merchandise                         27.4      32.8           26.7      31.4
     Property and equipment                      1.5       2.0            1.5       2.0
     Amortization of goodwill                    1.8       1.1            1.7       1.1
                                               -----     -----          -----     -----
       Total depreciation and amortization      30.7      35.9           29.9      34.5

Salaries and wages                              24.6      23.6           24.7      24.2
Advertising                                      4.0       4.0            4.6       5.8
Occupancy                                        6.2       6.7            6.5       6.8
Other operating expenses                        21.8      22.2           21.5      21.7
                                               -----     -----          -----     -----
  Total costs and operating expenses            87.3      92.4           87.2      93.0
                                               -----     -----          -----     -----

Operating income                                12.7       7.6           12.8       7.0

Interest expense                                (4.2)     (4.1)          (4.4)     (3.9)

Other income                                     0.4       0.3            0.3       0.2
                                               -----     -----          -----     -----
Income before income taxes                       8.9       3.8            8.7       3.3
Income tax expense                              (4.1)       -            (4.0)       -
                                               -----     -----          -----     -----
Net income                                       4.8%      3.8%           4.7%      3.3%
                                               =====     =====          =====     =====

RENT-WAY, INC.                                                      FORM 10-QSB
- -------------------------------------------------------------------------------
COMPARISON OF THREE MONTHS ENDED MARCH 31, 1996 AND 1995

For the three months ended March 31, 1996 compared to the three months ended March 31, 1995, total revenues increased by $6.4 million (108.1%) to $12.3 million from $5.9 million. The increase was principally due to the inclusion of three months results for the stores acquired in the acquisition of MLC, ("McKenzie Acquisition"). The stores acquired in the McKenzie Acquisition, which was consummated on July 21, 1995, accounted for $6.1 million (95.0%) of the increase, while the Company's same-stores accounted for $323,000 (5.0%) of the increase. Other revenue increased by $814,000 (90.3%) to $1.7 million from $901,000 principally due to the McKenzie Acquisition.

For the three months ended March 31, 1996 compared to the three months ended March 31, 1995, total costs and operating expenses increased to $10.8 million from $5.5 million primarily as a result of the costs and operating expenses associated with the McKenzie Acquisition, but decreased to 87.3% from 92.4% of total revenues. This percentage decrease of 5.1% resulted primarily from a decrease in depreciation expense as a percentage of total revenue. Depreciation expense related to rental merchandise increased by $1.5 million to $3.4 million from $1.9 million, but decreased by 5.4% as a percentage of total revenues primarily due to certain increases in weekly rental rates, lower purchase costs of rental merchandise due to increased volume, improved realization and a lower cost basis of merchandise relative to revenues in the stores acquired in the McKenzie Acquisition. Amortization of goodwill increased by $162,000 or 0.7% of total revenues primarily because of the increase in goodwill related to the McKenzie Acquisition. Salaries and wages increased by $ 1.6 million to $3.0 million from $1.4 million principally due to the addition of the stores associated with the McKenzie Acquisition and the addition of several key management personnel in the operations, legal, human resource, accounting and information systems departments. Salaries and wages were 24.6% and 23.6% of total revenues for the three month periods ended March 31, 1996 and 1995, respectively. Advertising expense increased $258,000 to $492,000 from $234,000 principally due to the addition of the stores associated with the McKenzie Acquisition. Occupancy expense increased $364,000 to $761,000 from $397,000 principally due to the addition of the stores associated with the McKenzie Acquisition, but decreased to 6.2% from 6.7% of total revenues. Other operating expenses increased $1.4 million to $2.7 million from $1.3 million principally due to the addition of the stores associated with the McKenzie Acquisition, but decreased to 21.8% from 22.2% of total revenues. This 0.4% decrease occurred because of the Company's ability to allocate corporate costs and certain overhead costs over a greater number of stores and increased revenues.

For the three months ended March 31, 1996 compared to the three months ended March 31, 1995, operating income increased by $1.1 million (247.8%) to $1.6 million from $500,000, and increased to 12.7% from 7.6% of total revenues. The improvement in operating income was principally due to the McKenzie Acquisition and the factors discussed above.

For the three months ended March 31, 1996 compared to the three months ended March 31, 1995, interest expense increased by $280,000 to $521,000 from $241,000 and increased to 4.2% from 4.1% of total revenues principally due to the debt incurred in connection with the McKenzie Acquisition.

For the three months ended March 31, 1996 compared to the three months ended March 31, 1995, income tax expense increased to $504,000 from $0 because the Company generated greater taxable income and because income tax expense was offset by an increase in the Company's net deferred tax asset in the three months ended March 31, 1995. The Company is accruing income tax expense based on an effective tax rate of 46%, which is higher than the statutory tax rates, because amortization expense related to goodwill incurred in connection with its acquisitions is not deductible for purposes of computing income tax.

For the three months ended March 31, 1996 compared to the three months ended March 31, 1995, net income increased by $365,000 (162.4%) to $589,000 from
$224,000. The increase, which resulted in net income increasing to 4.8% from 3.8% of total revenues, was due to the factors discussed above.

COMPARISON OF SIX MONTHS ENDED MARCH 31, 1996 AND 1995

For the six months ended March 31, 1996 compared to the six months ended March 31, 1995, total revenues increased by $12.6 million (109.5%) to $24.2 million from $11.5 million. The increase was principally due to the inclusion of six months of results for the stores acquired in the McKenzie Acquisition. The stores acquired in the McKenzie Acquisition, which was onsummated on July 21, 1995, accounted for $11.9 million (94.0%) of the increase, while the Company's same-stores accounted for $700,000 (6.0%) of the increase. Other revenue increased by $1.7 million (99.9%) to $3.3 million from $1.6 million principally due to the McKenzie Acquisition.

For the six months ended March 31, 1996 compared to the six months ended March 31, 1995, total costs and operating expenses increased to $21.1 million from $10.7 million primarily as a result of the costs and operating expenses associated with the McKenzie Acquisition, but decreased to 87.2% from 93.0% of total revenues. This decrease of 5.8% resulted primarily from a decrease in depreciation expense. Depreciation expense related to rental merchandise increased by $2.9

RENT-WAY, INC.                                                      FORM 10-QSB
- -------------------------------------------------------------------------------

million to $6.5 million from $3.6 million, but decreased by 4.7% as a percentage of total revenues primarily due to certain increases in weekly rental rates, lower purchase costs of rental merchandise due to increased volume, improved realization and a lower cost basis of merchandise relative to revenues in the stores acquired in the McKenzie Acquisition. Amortization of goodwill increased by $295,000 or 0.6% of total revenues primarily because of the increase in goodwill related to the McKenzie Acquisition. Salaries and wages increased by $3.2 million to $6.0 million from $2.8 million principally due to the addition of the store personnel associated with the McKenzie Acquisition and the addition of several key management personnel in the operations, legal, human resource, accounting and information systems departments. Salaries and wages were 24.7% and 24.2% of total revenues for the six month periods ended March 31, 1996 and 1995, respectively. Advertising expense increased $431,000 to $1.1 million from $670,000 principally due to the addition of the stores associated with the McKenzie Acquisition. Advertising expense decreased by 1.2% of total revenues to 4.6% from 5.8%. Occupancy expense increased $770,000 to $1.6 million from $788,000 principally due to the addition of the stores associated with the McKenzie Acquisition, but decreased to 6.5% from 6.8% of total revenues. Other operating expenses increased $2.7 million to $5.2 million from $2.5 million principally due to the addition of the stores associated with the McKenzie Acquisition, but decreased to 21.5% from 21.7% of total revenues. This 0.2% decrease occurred because of the Company's ability to allocate corporate costs and certain overhead costs over a greater number of stores and increased revenues.

For the six months ended March 31, 1996 compared to the six months ended March 31, 1995, operating income increased by $2.3 million (282.5%) to $3.1 million from $808,000, and increased to 12.8% from 7.0% of total revenues. The improvement in operating income was principally due to the McKenzie Acquisition and the factors discussed above.

For the six months ended March 31, 1996 compared to the six months ended March 31, 1995, interest expense increased by $612,000 to $1.1 million from $455,000 and increased to 4.4% from 3.9% of total revenues principally due to the debt incurred in connection with the McKenzie Acquisition.

For the six months ended March 31, 1996 compared to the six months ended March 31, 1995, income tax expense increased to $1.0 million from $0 because the Company generated greater taxable income and because income tax expense was offset by an increase in the Company's net deferred tax asset in the six months ended March 31, 1995. The Company is accruing income tax expense based on an effective tax rate of 46%, which is higher than the statutory tax rates, because amortization expense related to goodwill incurred in connection with its acquisitions is not deductible for purposes of computing income tax.

For the six months ended March 31, 1996 compared to the six months ended March 31, 1995, net income increased by $749,000 (197.0%) to $1.1 million from $380,000. The increase, which resulted in net income increasing to 4.7% from 3.3% of total revenues, was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

On March 26, 1996, the Company completed a public offering consisting of 1,850,000 shares of Common Stock offered by the Company and 388,750 shares of Common Stock offered by certain selling shareholders, at a price of $8.50 per share, and received net proceeds (less underwriters discount and selling expenses) of $14.3 million. In addition, the Company's underwriter exercised their over-allotment option for 335,812 shares of Common Stock on April 4, 1996, which resulted in additional net proceeds (less underwriters discount) of $2.7 million. The Company used these proceeds to pay down
$13.2 million of its senior indebtedness with First Source Financial LLP ($8.4 million of revolving loan commitment and $4.8 million working capital commitment) and to redeem $1.1 million of the Company's outstanding Series A Preferred Stock pursuant to an agreement with the holders thereof. The
Series A Preferred Stock was issued in connection with the McKenzie Acquisition, has a 7% dividend preference, payable quarterly when declared, and is subject to redemption at the option of (i) the holder in accordance with a schedule or (ii) the Company, in whole or in part, at any time. As of March 31, 1996, the Company had approximately $5.8 million of availability under its working capital loan commitment and $1.3 million of availability under its revolving loan commitment. Certain provisions of the Company's credit agreement with First Source Financial LLP restrict the Company's ability to make acquisitions. The Company is involved in discussions with First Source to amend the credit agreement and obtain a new acquisition credit facility. There can be no assurances that such discussions will be successful.

RENT-WAY, INC.                                                      FORM 10-QSB
- -------------------------------------------------------------------------------

For the six months ended March 31, 1996 compared to the six months ended March 31, 1995, the Company's net cash provided by (used in) operating activities increased to $166,000 from $338,000. This decline was principally due to a $4.6 million increase in rental merchandise purchases offset by a $749,000 increase in net income and a $3.3 million increase in non-cash depreciation and amortization. The increase in depreciation, amortization, and rental merchandise purchases resulted primarily from the McKenzie Acquisition, which significantly increased the size of the Company.

For the six months ended March 31, 1996 compared to the six months ended March 31, 1995, the Company's net cash used in investing activities increased to ($1.2 million) from ($1.0 million). The increase in net cash used in investing activities was principally due to remodeling and computer conversion costs incurred in certain stores associated with the McKenzie Acquisition.

For the six months ended March 31, 1996 compared to the six months ended March 31, 1995, the Company's net cash provided by financing activities increased to $2.2 million from $1.1 million. The increase in net cash provided by financing activities was principally due to cash receipts from the Company's public offering in excess of debt repayment.

In accordance with the recognition criteria of Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes", the Company has recognized a net deferred tax asset of $1.4 million. The Company's net deferred tax asset increased by $20,000 during the six months ended March 31, 1996. Recognition of the Company's net deferred tax asset is based on management's estimate of taxable income in future years.

INFLATION

During the six months ended March 31, 1996, the cost of rental merchandise, lease rental expense and salaries and wages have increased modestly. These increases have not had a significant effect on the results of operations because the Company has been able to charge commensurably higher rental for its merchandise. This trend is expected to continue in the foreseeable future.

RENT-WAY, INC.                                                      FORM 10-QSB
- -------------------------------------------------------------------------------

PART II OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on March 6, 1996 at the offices of the Bel Aire Hotel, 2800 West Eighth Street, Erie, Pennsylvania at 10:00 a.m. All proposals as described in the Company's Proxy Statement dated February 2, 1996 were approved. Below are details of the voting:


PROPOSAL 1 - ELECTION OF DIRECTORS

Elections were held for two (2) Class I directors to serve until the 1999 annual meeting of shareholders, one (1) Class II director to serve until the 1997 annual meeting of shareholders and one (1) Class III director to serve until the 1998 annual meeting of shareholders. The results of the votes are as follows:


                                                VOTES
   NAME                   CLASS   VOTES FOR    WITHHELD   ABSTAIN   AGAINST   NON-VOTE
   ----                   -----   ---------    --------   -------   -------   --------
   Gerald A. Ryan           I     2,897,172      25,465      0         0      1,488,519

   Robert Fagenson          I     2,897,172      25,465      0         0      1,488,519

   Marc W. Joseffer        II     2,749,877     172,760      0         0      1,488,519

   Vincent A. Carrino     III     2,897,172      25,465      0         0      1,488,519



PROPOSAL 2 - ADOPTION OF THE COMPANY'S 1995 STOCK OPTION PLAN

The 1995 Stock Option Plan which terminates in the year 2005, authorizes the granting of options to acquire an aggregate of 400,000 shares of the Common Stock of the Company. The purpose of the 1995 Plan is to provide additional incentives to current employees, officers, directors and consultants, and to attract and retain personnel of ability and initiative for the Company. On October 18, 1995 the Board of Directors unanimously adopted the 1995 Plan subject to approval of the Company's shareholders at the 1996 Annual Meeting of Shareholders. The result of the vote on the adoption of the 1995 Stock Option Plan was 2,630,694 votes for, 289,643 votes against, 2,300 abstensions and 1,488,519 non-votes.

RENT-WAY, INC.                                                      FORM 10-QSB
- -------------------------------------------------------------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K, SIGNATURES


A.   EXHIBITS

     The Exhibits filed as part of this report are listed below.

             EXHIBIT NO.      DESCRIPTION
             -----------      -----------
                11            Computation of Net Income per Common Share.
                27            Financial Data Schedule

B.   REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 1996.


                                   SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


  4/16/96        /s/ JEFFREY A. CONWAY
- ----------       ---------------------
   Date          Jeffrey A. Conway
                 Vice President and Chief Financial Officer
                 (Principal Financial and Accounting Officer and Duly
                 Authorized Officer)