Form 10QSB
period 1996-06-30
RENT WAY INC
filed 1996-07-17
CIK 893046

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

   [ X ] QUARTERLY REPORT UNDER SECTION 13 or 15(d) of THE SECURITIES
         EXCHANGE ACT of 1934

           For the quarterly period ended:  JUNE 30, 1996

   [   ] TRANSITION REPORT UNDER SECTION 13 or 15(d) of THE SECURITIES EXCHANGE
         ACT of 1934

           For the transition period from           to
                                          ---------    --------

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

                                 Yes  X       No
                                     ---         ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

                CLASS                       OUTSTANDING AT JULY 12, 1996
                -----                       ----------------------------
             Common Stock                             6,593,981

Transitional Small Business Disclosure Format (check one):

                                  Yes  X      No
                                      ---        ---

RENT-WAY, INC.                                                      FORM 10-QSB
- -------------------------------------------------------------------------------
INDEX

                                                             Page No.
                                                             --------
PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements
                  Condensed Balance Sheet -
                  June 30, 1996                                    3

                  Condensed Statements of Income -
                  Three and Nine Months
                  Ended June 30, 1996 and 1995                     4

                  Condensed Statements of Cash Flows -
                  Nine Months Ended June 30,
                  1996 and 1995                                    5

                  Notes to Condensed Financial Statements          6

         Item 2.  Management's Discussion and Analysis
                  or Plan of Operation                             9

PART II  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                13

                  SIGNATURES

RENT-WAY, INC.                                                      FORM 10-QSB
- -------------------------------------------------------------------------------
CONDENSED BALANCE SHEET

                                                                               JUNE 30,1996
                                                                                (UNAUDITED)
                                                                               ------------
ASSETS

Cash                                                                            $ 1,288,224
Prepaid expenses                                                                    881,680
Rental merchandise, net                                                          15,845,884
Deferred income taxes                                                             1,430,204
Property and equipment, net                                                       3,918,403
Goodwill, net of accumulated amortization of $1,007,408                          16,294,461
Deferred financing costs, net of accumulated amortization of $78,353                411,445
Prepaid consulting fee                                                            1,086,309
Other assets                                                                        728,558
                                                                                -----------
                                                                                $41,885,168
                                                                                ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                                $ 1,989,941
Other liabilities                                                                 1,186,170
Income taxes payable                                                              1,377,287
Debt                                                                              7,145,603
                                                                                -----------
                                                                                 11,699,001

Commitments and Contingencies                                                         -

Redeemable preferred stock, Series A, without par value; 30,000 shares
authorized; 11,207 shares issued and outstanding                                  1,120,700

SHAREHOLDERS' EQUITY:
Common stock, without par value; 10,000,000 shares                               27,150,043
authorized; 6,593,981 shares issued and outstanding
Preferred stock, without par value; 970,000 shares authorized; none issued         -
Retained earnings                                                                 1,915,424
                                                                                -----------
        Total shareholders' equity                                               29,065,467
                                                                                -----------
                                                                                $41,885,168
                                                                                ===========

The accompanying notes are an integral part of these condensed financial statements.

RENT-WAY, INC.                                                      FORM 10-QSB
- -------------------------------------------------------------------------------
CONDENSED STATEMENTS OF INCOME

                                                 FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                          JUNE 30,                          JUNE 30,
                                                  1996              1995             1996             1995
                                                  ----              ----             ----             ----
                                                        (UNAUDITED)                       (UNAUDITED)
                                                ---------------------------      ----------------------------
REVENUES:

Rental revenue                                  $ 10,785,619    $ 5,295,015       $31,602,369     $15,156,640
Other revenue                                      1,790,087        963,026         5,134,150       2,635,685
                                                ------------    -----------       -----------     -----------
       Total revenues                             12,575,706      6,258,041        36,736,519      17,792,325

COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
    Rental merchandise                             3,303,285      2,072,558         9,763,900       5,699,099
    Property and equipment                           202,471        128,061           557,456         360,950
    Amortization of goodwill                         213,403         69,331           632,808         193,776
Salaries and wages                                 3,189,620      1,524,053         9,160,570       4,313,060
Advertising                                          380,255        255,855         1,481,652         793,735
Occupancy                                            827,167        423,058         2,385,564       1,211,128
Other operating expenses                           2,828,736      1,260,631         8,031,365       3,887,614
                                                ------------    -----------       -----------     -----------
        Total costs and operating expenses        10,944,937      5,733,547        32,013,315      16,459,362
                                                ------------    -----------       -----------     -----------
        Operating income                           1,630,769        524,494         4,723,204       1,332,963

OTHER INCOME (EXPENSE):
Interest expense                                    (212,805)      (255,653)       (1,279,914)       (710,306)
Interest income                                       26,618         16,560            60,267          49,574
Other income (expense), net                           39,624        (16,087)           73,677         (22,742)
                                                ------------    -----------       -----------     -----------
       Income before income taxes                  1,484,206        269,314         3,577,234         649,489

Income tax expense                                   681,606           -            1,645,562          -
                                                ------------    -----------       -----------     -----------

        Net income                                   802,600        269,314          1,931,672         649,489

Preferred stock dividend requirements                 19,250           -              109,357            -
                                                ------------    -----------       -----------     -----------

       Earnings applicable to common
       shares                                   $    783,350    $   269,314       $ 1,822,315         649,489
                                                ============    ===========       ===========     ===========

EARNINGS PER COMMON SHARE (NOTE 3):
        Primary                                 $       0.11    $      0.06       $      0.33     $      0.16
                                                ============    ===========       ===========     ===========
        Fully diluted                           $       0.11    $      0.06       $      0.32     $      0.16
                                                ============    ===========       ===========     ===========

Weighted average common shares outstanding:
       Primary                                     7,121,717      4,194,170         5,531,767       4,074,377
                                                ============    ===========       ===========     ===========
       Fully diluted                               7,153,534      4,209,626         5,743,960       4,187,732
                                                ============    ===========       ===========     ===========


The accompanying notes are an integral part of these condensed financial statements.

RENT-WAY, INC.                                                      FORM 10-QSB
- -------------------------------------------------------------------------------
CONDENSED STATEMENTS OF CASH FLOWS

                                                                         FOR THE NINE MONTHS ENDED
                                                                                   JUNE 30,
                                                                           1996               1995
                                                                           ----               ----
                                                                                 (UNAUDITED)
                                                                        ------------------------------

OPERATING ACTIVITIES:
Net income                                                              $  1,931,672      $    649,489
Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
    Depreciation and amortization                                         10,954,164         6,253,825
    Deferred income taxes                                                    (20,000)         (270,515)
Changes in assets and liabilities:
    Prepaid expenses                                                        (329,577)         (138,245)
    Rental merchandise                                                   (12,838,822)       (6,397,143)
    Prepaid consulting fees                                                  133,929          -
    Other assets                                                            (209,584)         (406,193)
    Accounts payable                                                         374,152           866,034
    Income taxes payable                                                   1,282,984           141,363
    Other liabilities                                                       (318,303)          (92,565)
    Closing and development fees                                             -                 (80,208)
                                                                        ------------      ------------
                  Net cash provided by  operating activities                 960,615           525,842
                                                                        ------------      ------------

INVESTING ACTIVITIES:
    Purchase of businesses                                                (2,159,207)         (598,978)
    Purchases of property and equipment                                   (1,659,646)         (679,806)
Net proceeds from sale of land                                                 3,464             7,543
                                                                        ------------      ------------
                  Net cash used in investing activities                   (3,815,389)       (1,271,241)
                                                                        ------------      ------------

FINANCING ACTIVITIES:
    Principal payments on capital lease obligation                            (6,638)           (5,066)
    Proceeds from borrowings                                              12,131,388        16,082,764
    Payments on borrowings                                               (24,220,269)      (15,022,196)
    Preferred stock dividend                                                (127,538)         -
    Preferred stock redemption                                            (1,629,300)         -
    Common stock issued                                                   16,899,039          -
    Loan to related party                                                    136,595           (20,413)
                                                                        ------------      ------------
                  Net cash provided by financing activities                3,183,277         1,035,089
                                                                        ------------      ------------

                  Increase in cash                                           328,503           289,690

Cash at beginning of period                                                  959,721           252,675
                                                                        ------------      ------------

Cash at end of period                                                   $  1,288,224      $    542,365
                                                                        ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
       Interest                                                         $    871,266      $    710,306
       Income taxes                                                     $    281,412      $    125,000


The accompanying notes are an integral part of these condensed financial statements.

RENT-WAY, INC.                                                     FORM 10-QSB
- -------------------------------------------------------------------------------
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

1.    BASIS OF PRESENTATION:
      ----------------------

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

2.    PUBLIC STOCK OFFERING:
      ----------------------

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

      On April 1, 1996 the Company received notification from Rauscher Pierce Refsnes, Inc., (lead underwriter on the public offering), of its intention to exercise the over-allotment option associated with the public offering. As a result of such exercise, on April 4, 1996 the Company sold 335,812 shares of Common Stock and received net proceeds (less underwriters discount) of $2.7 million. These proceeds were used for general corporate purposes.

      On April 3, 1996, the Company redeemed a portion of its Series A Preferred Stock from the net proceeds of the public offering pursuant to an agreement with the holders thereof. Of the 22,529 shares of Series A Preferred Stock issued and outstanding, 11,269 were redeemed at a cost of $1.1 million. The Series A Preferred Stock was issued in connection with the acquisition of McKenzie Leasing Corporation, has a 7% dividend preference, payable quarterly when declared, and is subject to redemption at the option of (i) the holder in accordance with a schedule or (ii) the Company, in whole or in part, at any time.

3.    EARNINGS PER COMMON SHARE:
      --------------------------

      Primary and fully diluted earnings per common share are computed based on net income after preferred stock dividend requirements. The weighted average common shares outstanding during each period is adjusted to give effect to stock options and warrants considered to be dilutive common stock equivalents. Additionally, fully diluted weighted average common shares outstanding is adjusted to give effect to convertible debt deemed to be another potentially dilutive security.

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

4.    ACQUISITIONS:
      -------------

On July 21, 1995, the Company acquired McKenzie Leasing Corporation ("MLC"), a privately owned 45 store rental-purchase chain with annual revenues of approximately $22.0 million. The Company acquired all of the common stock of MLC in exchange for 581,688 shares (restricted shares subject to the provisions of Rule 144 of the Securities and Exchange Act and a shareholder agreement) of the Company's Common Stock, stock options to purchase 115,812 shares of Common Stock at $9.28 per share and $2,750,000 of its Series A Preferred Stock. The 115,812 stock options are 100% exercisable and expire five years from the date of grant. Of the Common Stock issued, 356,688 shares were delivered to the former shareholders of MLC and 225,000 were placed in escrow.

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

The acquisition was accounted for using the purchase method of accounting. MLC's assets and liabilities were recorded at their estimated fair values as of the acquisition date. The excess of the acquisition cost over the fair value of the net liabilities assumed ("goodwill") of $10,598,406 is being amortized on a straight-line basis over 20 years. The total cost of the net assets acquired was $6,434,024 ($3,684,024 in Common Stock and $2,750,000 in Redeemable Preferred Stock) and consisted of assets of $16,213,438 less liabilities assumed of $8,449,594 and acquisition expenses of $1,329,820. The estimate of the total cost of the acquisition may be adjusted based on the resolution of certain contingencies.

Following are pro forma results of operations for the three months and nine months ended June 30, 1995 assuming the acquisition had occurred on October 1, 1994. The results are not necessarily indicative of future operations or what would have occurred had the acquisition been consummated as of October 1, 1994.

                                          UNAUDITED PRO FORMA OPERATIONS
                                                   JUNE 30, 1995
                                                   -------------
                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                       ------------------     -----------------
        Revenues                           $11,971,437           $35,168,132

        Net income                         $   430,041           $ 1,093,045

        Earnings per common share          $       .08           $      0.20

In May and June 1996, the Company purchased the rental merchandise and contracts of 16 stores in New York, Pennsylvania, and Virginia with combined annual revenues of $3.5 million. The total purchase price of the transactions was approximately $2.5 million paid in cash. The acquisitions were accounted for using the purchase method of accounting. The excess of the acquisition cost over the fair market value of the assets acquired ("goodwill") of approximately $2.0 million is being amortized on a straight line basis over 20 years.

RENT-WAY, INC.                                                      FORM 10-QSB
- -------------------------------------------------------------------------------
NOTES TO CONDENSED FINANCIAL STATEMENTS, CONTINUED (Unaudited)

5.    CONTINGENCIES:
      --------------

      The Company is subject to legal proceedings and claims in the ordinary course of its business that have not been finally adjudicated. These actions when ultimately concluded will either be indemnified or will not, in the opinion of management, have a material adverse effect on the results of operations or financial condition of the Company.

6.    RELATED PARTY TRANSACTIONS:
      ---------------------------

      On May 21, 1996, the Company was paid in full for a loan made to a principal shareholder. The loan carried an annual interest rate of 7.6% and the balance including accrued interest as of May 21, 1996 was $311,309.58. The loan was satisfied by the surrender to the Company of 10,800 shares of Common Stock valued at $15.00 per share, with the balance paid in cash.

      The Company was in possession of land and building lots acquired from Erie Business Management Corporation ("EBMC"), a corporation controlled by a principal shareholder of the Company. The land and building lots were acquired on March 31, 1992 as satisfaction for outstanding loans made over a period of years to two corporations owned at least 90% by this principal shareholder. As part of the transaction the Company obtained the right to require that EBMC purchase any or all of the remaining land and building lots for a period of 30 days commencing May 31, 1996. Upon exercise of this "put" right EBMC would have the option of paying the purchase price in cash, marketable securities (including Common Stock of the Company) or a combination of both. On June 4, 1996, the Company exercised its right to "put" the land and building lots to EBMC. The purchase price payable by EBMC on exercise of the put was $946,450 and was satisfied in full by a combination of cash, Common Stock of the Company, the surrender for cancellation of 52,500 stock options held by the principal shareholder and the conveyance to the Company of a building owned by the principal shareholder, in which the Company had a 15 year capital lease.

RENT-WAY, INC.                                                      FORM 10-QSB
- -------------------------------------------------------------------------------
ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW:

During the three and nine month periods ended June 30, 1996, the Company generated record revenues, operating income and net income. For the three and nine month periods ended June 30, 1996, the Company's total revenues increased by 101.0% and 106.5%, respectively, compared to the same three and nine months periods last year. In addition, operating income increased by 210.9% and 254.3%, respectively, while net income increased by 198.0% and 197.4%, respectively, compared to the same three and nine month periods last year. The increase in total revenues and the improvement in operating income and net income are primarily attributable to the acquisition of McKenzie Leasing Corporation ("MLC"), improved same store operating profits and reduced expenses due to certain economies of scale.

In March 1996, the Company completed a public offering of 2,238,750 shares of its Common Stock at $8.50 per share. Of the 2,238,750 shares, 1,850,000 shares were offered by the Company and 388,750 shares were offered by selling shareholders. In April 1996, the Company's lead underwriter exercised its option to purchase 335,812 additional shares to cover over-allotments. Proceeds from the public offering were used to repay all outstanding borrowings from First Source Financial LLP, to redeem a portion of the Company's outstanding Series A Preferred Stock and for general corporate purposes.

During the three months ended June 30, 1996, the Company acquired 16 stores in New York, Pennsylvania and Virginia, with combined annual revenues of approximately $3.5 million. The Company purchased the rental merchandise and contracts of the 16 stores for approximately $2.5 million. Twelve of the stores are in the process of being remodeled and converted to Rent-Way stores and four of the acquired stores were merged into existing stores. Eight of the acquired stores are located in Virginia, which gives the Company presence in a new market. Management believes the acquired stores were under performing primarily due to a lack of capital and that revenues and operating profit of the acquired stores can be increased with an infusion of merchandise and improved corporate support.

Management is actively seeking merger and acquisition candidates whose financial and geographic profiles are consistent with the Company's growth objectives. The rental-purchase industry is highly fragmented, and management believes the Company is well positioned to take advantage of consolidation opportunities that exist.

RENT-WAY, INC.                                                     FORM 10-QSB
- -------------------------------------------------------------------------------

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from the Company's Condensed Statements of Income, expressed as a percentage of revenues.

                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                               JUNE 30,                        JUNE 30,
                                                         1996           1995            1996             1995
                                                         ----           ----            ----             ----
Revenues:
     Rental revenue                                       85.8           84.6            86.0             85.2
     Other revenue                                        14.2           15.4            14.0             14.8
                                                         -----          -----           -----            -----
         Total revenues                                  100.0%         100.0%          100.0%           100.0%

Costs and operating expenses:
     Depreciation and amortization:
         Rental merchandise                               26.3           33.1            26.6             32.0
         Property and equipment                            1.6            2.1             1.5              2.0
         Amortization of goodwill                          1.7            1.1             1.7              1.1
                                                         -----          -----           -----            -----
              Total depreciation and amortization         29.6           36.3            29.8             35.1

Salaries and wages                                        25.3           24.3            24.9             24.2
Advertising                                                3.0            4.1             4.0              4.5
Occupancy                                                  6.6            6.8             6.5              6.8
Other operating expenses                                  22.5           20.1            21.9             21.9
                                                         -----          -----           -----            -----
     Total costs and operating expenses                   87.0           91.6            87.1             92.5
                                                         -----          -----           -----            -----

Operating income                                          13.0            8.4            12.9              7.5

Interest expense                                          (1.7)          (4.1)           (3.5)            (4.0)

Other income                                                .5            -                .4               .2
                                                         -----          -----           -----            -----
Income before income taxes                                11.8            4.3             9.8              3.7
Income tax expense                                         5.4            -               4.5              -
                                                         -----          -----           -----            -----
Net income                                                 6.4            4.3             5.3              3.7
                                                         =====          =====           =====            =====

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1996 AND 1995

For the three months ended June 30, 1996 compared to the three months ended June 30, 1995, total revenues increased by $6.3 million (101.0%) to $12.6 million from $6.3 million. The increase was principally due to the inclusion of three months results for the stores acquired in the acquisition of MLC, ("McKenzie Acquisition"). The stores acquired in the McKenzie Acquisition, which was consummated on July 21, 1995, accounted for $6.2 million of the increase, while the Company's same and newly acquired stores accounted for $.1 million of the increase . Other revenue increased by $.8 million to $1.8 million from $1.0 million principally due to the McKenzie Acquisition.

For the three months ended June 30, 1996 compared to the three months ended June 30, 1995, total costs and operating expenses increased to $10.9 million from $5.7 million primarily as a result of the costs and operating expenses associated with the McKenzie Acquisition, but decreased to 87.0% from 91.6% of total revenues. This percentage decrease of 4.6% resulted primarily from a decrease in depreciation expense as a percentage of total revenue. Depreciation expense related to rental merchandise increased by $1.2 million to $3.3 million from $2.1 million, but decreased by 6.8% as a percentage of total revenues principally due to increases in weekly rental rates, lower purchase costs of rental merchandise due to increased volume and improved realization of potential collectible rent. Amortization of goodwill increased by $144,072 or
 .6% of total revenues primarily because of the increase in goodwill related to the McKenzie Acquisition. Salaries and wages increased by $1.7 million to $3.2 million from $1.5 million principally due to the addition of the stores acquired in the McKenzie Acquisition and the addition of several key management personnel in the operations, legal, human resource, accounting and information systems departments. Salaries and wages were 25.3% and 24.3% of total revenues for the three month periods ended June 30, 1996 and 1995, respectively. Advertising expense increased $124,400 to $380,255 from $255,855 principally due to the addition of the stores acquired in the McKenzie Acquisition. Advertising expense decreased to 3.0% from 4.1% of total revenues principally due to improved local advertising. The Company believes strategic local advertising efforts are more effective than general company wide advertising programs. Occupancy expense increased $404,109 to $827,167 from $423,058 principally due

RENT-WAY, INC.                                                      FORM 10-QSB
- -------------------------------------------------------------------------------

to the addition of the stores acquired in the McKenzie Acquisition, but decreased to 6.6% from 6.8% of total revenues. Other operating expenses increased $1.6 million to $2.8 million from $1.2 million principally due to the addition of service costs, consulting expenses, non-compete fees and stores associated with the McKenzie Acquisition. Other operating expenses were 22.5% and 20.1% of total revenues for the three month periods ended June 30, 1996 and 1995, respectively.

For the three months ended June 30, 1996 compared to the three months ended June 30, 1995, operating income increased by $1.1 million (210.9%) to $1.6 million from $524,494, and increased to 13.0% from 8.4% of total revenues. The improvement in operating income was principally due to the McKenzie Acquisition and the factors discussed above.

For the three months ended June 30, 1996 compared to the three months ended June 30, 1995, interest expense decreased by $42,848 to $212,805 from $255,653, and decreased to 1.7% from 4.1% of total revenues principally due to the repayment of approximately $13.2 of outstanding borrowings from First Source Financial LLP in March 1996.

For the three months ended June 30, 1996 compared to the three months ended June 30, 1995, income tax expense increased to $681,606 from $0 because the Company generated greater taxable income and because income tax expense was offset by an increase in the Company's net deferred tax asset in the three months ended June 30, 1995. The Company is accruing income tax expense based on an effective tax rate of 46.0%, which is higher than the statutory tax rates, because amortization expense related to goodwill incurred in connection with its acquisitions is not deductible for purposes of computing income tax.

For the three months ended June 30, 1996 compared to the three months ended June 30, 1995, net income increased by $533,286 to $802,600 from $269,314. The increase, which resulted in net income increasing to 6.4% from 4.3% of total revenues, was due to the factors discussed above.

COMPARISON OF NINE MONTHS ENDED JUNE 30, 1996 AND 1995

For the nine months ended June 30, 1996 compared to the nine months ended June 30, 1995, total revenues increased by $18.9 million (106.5%) to $36.7 million from $17.8 million. The increase was principally due to the inclusion of nine months of results for the stores acquired in the McKenzie Acquisition. The stores acquired in the McKenzie Acquisition, which was consummated on July 21, 1995, accounted for $18.2 million of the increase, while the Company's same and newly acquired stores accounted for $.7 million of the increase . Other revenue increased by $ 2.5 million to $5.1 million from $2.6 million principally due to the McKenzie Acquisition.

For the nine months ended June 30, 1996 compared to the nine months ended June 30, 1995, total costs and operating expenses increased to $32.0 million from $16.5 million primarily as a result of the costs and operating expenses associated with the McKenzie Acquisition, but decreased to 87.1% from 92.5% of total revenues. This decrease of 5.4% resulted primarily from a decrease in depreciation expense. Depreciation expense related to rental merchandise increased by $4.1 million to $9.8 million from $5.7 million, but decreased by 5.4% as a percentage of total revenues principally due to increases in weekly rental rates, lower purchase costs of rental merchandise due to increased volume, improved realization of potential collectible rent and a lower cost basis of merchandise relative to revenues in the stores acquired in the McKenzie Acquisition. Amortization of goodwill increased by $439,032 or .6% of total revenues primarily because of the increase in goodwill related to the McKenzie Acquisition. Salaries and wages increased by $4.8 million to $9.2 million from $4.3 million principally due to the addition of the store personnel associated with the McKenzie Acquisition and the addition of several key management personnel in the operations, legal, human resource, accounting and information systems departments. Salaries and wages were 24.9% and 24.2% of total revenues for the nine month periods ended June 30, 1996 and 1995, respectively. Advertising expense increased $687,917 to $1.5 million from $793,735 principally due to the addition of the stores associated with the McKenzie Acquisition. Advertising expense decreased by .5% of total revenues to 4.0% from 4.5%. Occupancy expense increased $1.2 million to $2.4 million from $1.2 million principally due to the addition of the stores associated with the McKenzie Acquisition, but decreased to 6.5% from 6.8% of total revenues. Other operating expenses increased $4.1 million to $8.0 million from $3.9 million principally due to the addition of the stores acquired in the McKenzie Acquisition, but remained 21.9% of total revenues.

For the nine months ended June 30, 1996 compared to the nine months ended June 30, 1995, operating income increased by $3.4 million (254%) to $4.7 million from $1.3 million, and increased to 12.9% from 7.5% of total revenues. The improvement in operating income was principally due to the McKenzie Acquisition and the factors discussed above.

For the nine months ended June 30, 1996 compared to the nine months ended June 30, 1995, interest expense increased by $569,608 to $1.3 million from $710,306 and decreased to 3.5% from 4.0% of total revenues principally due to the repayment of approximately $13.2 of outstanding borrowings from First Source Financial LLP in March 1996.

RENT-WAY, INC.                                                      FORM 10-QSB
- -------------------------------------------------------------------------------

For the nine months ended June 30, 1996 compared to the nine months ended June 30, 1995, income tax expense increased to $1.6 million from $0 because the Company generated greater taxable income and because income tax expense was offset by an increase in the Company's net deferred tax asset in the nine months ended June 30, 1995. The Company is accruing income tax expense based on an effective tax rate of 46%, which is higher than the statutory tax rates, because amortization expense related to goodwill incurred in connection with its acquisitions is not deductible for purposes of computing income tax.

For the nine months ended June 30, 1996 compared to the nine months ended June 30, 1995, net income increased by $1.3 million (197.4%) to $1.9 million from $649,489. The increase, which resulted in net income increasing to 5.3% from 3.7% of total revenues, was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

On March 26, 1996, the Company completed a public offering consisting of 1,850,000 shares of Common Stock offered by the Company and 388,750 shares of Common Stock offered by certain selling shareholders, at a price of $8.50 per share, and received net proceeds (less underwriters discount and selling expenses) of $14.3 million. On April 4, 1996, the Company's underwriter exercised its over-allotment option for 335,812 additional shares of Common Stock, which resulted in additional net proceeds (less underwriters discount) of $2.7 million. The Company used these proceeds to pay down $13.2 million of its senior indebtedness with First Source Financial LLP ($8.4 million of revolving loan commitment and $4.8 million working capital commitment) and to redeem $1.1 million of the Company's outstanding Series A Preferred Stock pursuant to an agreement with the holders thereof. The Series A Preferred Stock was issued in connection with the McKenzie Acquisition, has a 7% dividend preference, payable quarterly when declared, and is subject to redemption at the option of (i) the holder in accordance with a schedule or (ii) the Company, in whole or in part, at any time. As of June 30, 1996, the Company had approximately $5.8 million of availability under its working capital loan commitment and $1.3 million of availability under its revolving loan commitment. Certain provisions of the Company's credit agreement with First Source Financial LLP restrict the Company's ability to make acquisitions. The Company is involved in discussions with First Source to amend the credit agreement and obtain a new acquisition credit facility. There can be no assurances that such discussions will be successful.

For the nine months ended June 30, 1996 compared to the nine months ended June 30, 1995, the Company's net cash provided by operating activities increased to $960,615 from $525,842. The increase was principally due to a $1.3 million increase in net income, a $4.7 million increase in non-cash depreciation and amortization and a $1.1 million increase in income taxes payable offset by a $6.4 million increase in rental merchandise purchases. The increase in depreciation, amortization, and rental merchandise purchases resulted primarily from the McKenzie Acquisition, which significantly increased the size of the Company.

For the nine months ended June 30, 1996 compared to the nine months ended June 30, 1995, the Company's net cash used in investing activities increased to $3.8 million from $1.3 million. The increase in net cash used in investing activities was principally due to the acquisition of 16 stores in May and June of 1996 and remodeling and computer conversion costs incurred in connection with the McKenzie Acquisition.

For the nine months ended June 30, 1996 compared to the nine months ended June 30, 1995, the Company's net cash provided by financing activities increased to $3.2 million from $1.0 million. The increase in net cash provided by financing activities was principally due to cash receipts from the Company's public offering in excess of debt repayment.

In accordance with the recognition criteria of Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes", the Company has recognized a net deferred tax asset of $1.4 million. The Company's net deferred tax asset increased by $20,000 during the nine months ended June 30, 1996. Recognition of the Company's net deferred tax asset is based on management's estimate of taxable income in future years.

INFLATION

During the nine months ended June 30, 1996, the cost of rental merchandise, lease rental expense and salaries and wages have increased modestly. These increases have not had a significant effect on the results of operations because the Company has been able to charge commensurably higher rental for its merchandise. This trend is expected to continue in the foreseeable future.

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

PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K, SIGNATURES

A.       EXHIBITS

         The Exhibits filed as part of this report are listed below.

         EXHIBIT NO.            DESCRIPTION
         -----------            -----------
             11                 Computation of Net Income per Common Share.


B.       REPORTS ON FORM 8-K

On June 3, 1996, the Company filed a report on Form 8-K disclosing that it had signed definitive agreements to acquire the rental merchandise and rental contracts of 13 rental-purchase stores in New York, Pennsylvania and Virginia.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



            7/16/96                 /s/ JEFFREY A. CONWAY
          -----------               -----------------------
             Date                   Jeffrey A. Conway
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer
                                    and Duly Authorized Officer)