Form 10KSB
period 1996-09-30
RENT WAY INC
filed 1996-12-30
CIK 893046

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

[   X   ]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                  For the fiscal year ended SEPTEMBER 30, 1996

[       ]         TRANSITION REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
                  For the transition period from ____________ to ____________


                        Commission File Number: 0-22026

                                 RENT-WAY, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

        PENNSYLVANIA                                  25-1407782
        ------------                                  ----------
  (State of incorporation)                (IRS Employer Identification No.)

                 3230 WEST LAKE ROAD, ERIE, PENNSYLVANIA 16505
                 ---------------------------------------------
                    (Address of principal executive offices)

                                  814/836-0618
                                  ------------
                          (Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
None
-------------------             ------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
 ------------------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   X   YES        NO
                                   -----      -----

Check if there is no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB. [                  ]
                   ------------------

Total revenues of the issuer for the fiscal year ended September 30, 1996 were $51,171,337.

Based on the closing sales price on November 1996 the aggregate market value of stock held by non-affiliates of the issuer was $51,318,535.
                                               ------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                 Outstanding as of December 20, 1996
           -----                 -----------------------------------
       Common Stock                            6,659,180

                                  FORM 10-KSB

                      DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-KSB                                              Incorporated Document
-----------------------                                              ---------------------
PART III

ITEM 9     Directors, Executive Officers, Promoters and              Incorporated herein by reference to the
           Control Persons; Compliance with Section                  Company's definitive Proxy Statement for
           16(a) of the Exchange Act                                 the Annual Meeting of Shareholders to be
                                                                     held March 12,1997.

ITEM 10    Executive Compensation                                    Incorporated herein by reference to the
                                                                     Company's definitive Proxy Statement for
                                                                     the Annual Meeting of Shareholders to be
                                                                     held March 12, 1997.

ITEM 11    Security Ownership of Certain Beneficial                  Incorporated herein by reference to the
           Owners and Management                                     Company's definitive Proxy Statement for
                                                                     the Annual Meeting of Shareholders to be
                                                                     held March 12, 1997.

ITEM 12    Certain Relationships and Related                         Incorporated herein by reference to the
           Transactions                                              Company's definitive Proxy Statement for
                                                                     the Annual Meeting of Shareholders to be
                                                                     held March 12, 1997.

                                 RENT-WAY, INC.

                                     PART I

ITEM I   BUSINESS

GENERAL

Rent-Way, Inc., ("the Company") has been engaged in the rental-purchase business since 1981 and currently operates 108 stores in eleven states and the District of Columbia. The Company offers home entertainment equipment, furniture, major appliances and jewelry to customers under full-service rental-purchase agreements that generally allow the customer to obtain ownership of the merchandise at the conclusion of an agreed upon rental period. Management believes that these rental-purchase arrangements appeal to a wide variety of customers by allowing them to obtain merchandise that they might otherwise be unable or unwilling to obtain due to insufficient cash resources or lack of access to credit or because they have a temporary, short-term need for the merchandise or a desire to rent rather than purchase the merchandise.

The Company was formed in 1981 to operate a rental-purchase store in Erie, Pennsylvania. By 1993, as a result of acquisitions and new store openings, the Company was operating 19 stores in three states. During the year ended September 30, 1994, the Company opened three new stores and in May 1994 added 20 stores through the acquisition of D.A.M.S.L. Corp. ("DAMSL"). In February 1995, the Company acquired the rental merchandise and rental-purchase contracts of five rental-purchase stores. In July 1995, the Company added 45 stores through the acquisition of McKenzie Leasing Corporation ("McKenzie").

1996 ACQUISITIONS

In May and June 1996, the Company acquired the rental merchandise and rental-purchase contracts of 16 rental-purchase stores, including eight stores located in Virginia, in which the Company had no previous operations. In July 1996, the Company acquired 11 stores in Maryland, Delaware and Pennsylvania through the acquisition of all of the outstanding stock of Diamond Leasing Corporation. The purchase price consisted of 20,538 shares of the Company's Common Stock and $4,102,296 in cash (the "Diamond Acquisition"). In August 1996, the Company acquired the rental merchandise and rental-purchase contracts of four rental-purchase stores located in Maryland and Washington, D.C. and one store in Peoria, Illinois.

Management believes these recent acquisitions provide the Company with certain strategic benefits including increased market share and operating efficiencies in certain regions and improved economies of scale for certain corporate expenses including advertising and purchasing. Management also believes that improved merchandising, marketing and operational methods should improve the performance of stores acquired in fiscal year 1996. There can be no assurance that the acquired stores will perform in accordance with expectations or that the Company will not encounter unanticipated problems or liabilities in connection with these stores.

THE RENTAL-PURCHASE INDUSTRY

Begun in the mid-to-late 1960's, the rental-purchase business is a relatively new segment of the retail industry offering an attractive alternative to traditional retail installment sales. The rental-purchase industry provides durable household products to consumers generally on a week-to-week or month-to-month basis under a full service rental agreement which in most cases includes a purchase option. The customer may cancel the rental agreement at any time without further obligation by returning the product to the dealer. APRO, the industry's trade association, estimated that at the end of 1995 the rental-purchase industry comprised approximately 7,500 stores providing 5.4 million products to 2.8 million households in the United States. Management believes that its customers generally have annual household incomes ranging from $20,000 to $40,000. Based on APRO estimates, the rental-purchase industry attained gross revenues of $3.9 billion in 1995. Although according to information from APRO and management estimates, the ten largest industry participants account for 37.5% of the total rental-purchase stores, the largest industry participant, Rent-a-Center, accounts for approximately 50% of such stores and management estimates that the majority of the industry consists of operations with fewer than 20 stores.

                                 RENT-WAY, INC.

Rental-purchase operators have historically been financed by a few commercial lenders who specialize in the industry. In recent years, however, most of these lenders have reduced the amount of debt their customers can carry, limited their business with new operators in the rental-purchase industry or withdrawn from the market altogether. Consequently, many rental-purchase dealers have either attempted to reduce debt by investing more equity in their businesses or attempted to sell their stores and rental contracts to other dealers having greater financial resources. Management believes that this trend toward consolidation of operations in the industry presents an opportunity for solidly capitalized rental-purchase operators to acquire additional stores on favorable terms. In addition, management believes that many smaller industry operators lack the management information systems capabilities necessary to manage a large and multi-state rental-purchase operation efficiently and profitably.

STRATEGY

Management believes that the Company's continued success depends significantly on successful implementation of the following business strategies.

Acquiring and Opening New Stores

The Company currently intends to expand its operations by acquiring existing stores and opening new stores, both within its present market area and in geographic regions not currently served by the Company. The majority of such expansion is expected to be accomplished through acquisitions. The Company believes that acquisitions can effectively increase the Company's market share and operating efficiencies while simultaneously expanding its customer base. In addition, in pursuing its growth strategies, the Company expects to benefit from both enhanced purchasing power and the ability to exploit economies of scale for certain fixed operational expenses. The Company continually reviews acquisition opportunities, and management believes that a number of acquisition opportunities currently exist. In identifying targets for acquisition, the Company intends to focus on operations that complement the Company's existing markets, while remaining open to the possibility of making strategic acquisitions in other areas. Management believes that its senior management has a level of ability and experience that allows the Company a competitive advantage in the evaluation and consummation of acquisition opportunities. Although the present state of the rental-purchase industry makes acquisition opportunities more attractive economically than the opening of new stores, management anticipates that the consolidation of the industry will cause this emphasis on acquisitions to diminish over time.

Customer-Focused Philosophy

Management believes that through continued adherence to its "Welcome, Wanted and Important" philosophy it can increase its new and repeat customer base, and thus the number of units it has on rent, thereby increasing revenues and profits. The "Welcome, Wanted and Important" program is a method by which the Company seeks to create a store atmosphere conducive to customer loyalty. The Company attempts to create this atmosphere through the effective use of advertising and merchandising strategies, by maintaining the clean, well-stocked appearance of its stores, and by providing a high level of customer service (such as the institution of a 1-800-RENTWAY complaint and comment line). The Company's advertising emphasizes brand name merchandise from leading manufacturers. In addition, merchandise selection within each product category is periodically updated to incorporate the latest offerings from suppliers. The Company's stores are maintained so as to be appealing to both customers and employees. All acquired stores are promptly evaluated and, if necessary, remodeled. Services provided by the Company to the customer include home delivery and ordinary maintenance and repair services during the term of the contract at no additional charge. Store managers also work closely with each customer in choosing merchandise, setting delivery dates and arranging a suitable payment schedule. Under the "Welcome, Wanted and Important" program, store managers are empowered, encouraged and trained to make decisions regarding operations at the stores subject only to certain Company-wide operating guidelines and general policies.

                                 RENT-WAY, INC.

                               PART I - Continued

Expanding the Company's Product Lines

One of the Company's principal strategies is to provide the rental-purchase customer with the opportunity to obtain merchandise of higher quality than its competitors on competitive terms. To this end, the Company attempts to maintain a broad selection of products while emphasizing higher priced merchandise. The Company intends to continue expanding its offerings of higher priced products in all product areas. Management believes that previous offerings of higher priced products have succeeded in both increasing the Company's profitability and attracting new customers to the Company's existing stores. In addition, the Company selectively tests new merchandise such as personal computers and cellular phones. Management believes that opportunities exist to provide additional or non-traditional merchandise to its customers.

Monitoring Store Performance

Each store is provided with a management information system that allows management to track rental and collection activity on a daily basis. The system generates detailed reports that track inventory movement within each product category and the number and frequency of past due accounts and other collection activity. In addition, physical inventories are conducted at each store to ensure the accuracy of the management information system data. Senior management monitors this information to ensure adherence to established operating guidelines. The Company's management information system contributes significantly to management's ability to enhance the operating performance of existing stores and to integrate and enhance the performance of newly acquired stores.

Results-Oriented Compensation

Management believes that an important reason for its positive financial performance and growth has been the structure of its management compensation system, which provides incentives for both regional and store-level managers to increase store revenues and profits. As a result, a significant portion of regional and store managers' total compensation is dependent upon store performance. As further incentive, the Company grants many of its managers stock options in the Company. Management believes that the Company's emphasis on incentive-based compensation has been instrumental in the Company's ability to attract, retain and incentivize its regional and store managers.

Manager Training

Management believes that well-trained store managers are important to the Company's efforts to maximize individual store performance. The Company employs two full-time trainers who conduct classroom programs in the areas of sales, store operations and personnel management. These training programs often continue for several months and culminate in an exam. The Company also offers its managers the opportunity to attend, at the Company's expense, leadership and management programs offered by leading management and organization experts.

                                 RENT-WAY, INC.

OPERATIONS

Company Stores

The Company currently operates 108 stores in eleven states and the District of Columbia as follows:

                  LOCATION                           NUMBER OF STORES
                  --------                           ----------------
                  Pennsylvania                               21
                  New York                                   20
                  Indiana                                    16
                  Ohio                                       10
                  Maryland                                    9
                  Illinois                                    8
                  Virginia                                    7
                  Michigan                                    7
                  Florida                                     4
                  Delaware                                    4
                  New Jersey                                  1
                  Washington D.C.                             1
                                                            ---
                                 Total                      108
                                                            ===

The Company's stores average approximately 3,000 square feet in floor space and are generally located in strip shopping centers in or near low to middle income neighborhoods. Often, such shopping centers offer convenient free parking to the Company's customers. The Company's stores are generally uniform in interior appearance and design and have displays of the available merchandise. The stores have separate storage areas but generally do not use warehouse facilities. In selecting store locations, the Company uses a variety of market information sources to locate the section of a town or city which is readily accessible by low to middle income consumers. The Company believes that the best locations are in neighborhood shopping centers that include a supermarket. The Company believes this type of location makes frequent rental payments at its stores more convenient for its customers.

Product Selection

The Company offers brand name home entertainment equipment (such as television sets, video recorders, video cameras and stereos), furniture, major appliances and jewelry. Major appliances offered by the Company include refrigerators, ranges, washers and dryers. The Company's product line currently includes the Zenith, RCA, Pioneer and JVC brands in home entertainment equipment and the Crosley and Kenmore brands in major appliances. The Company closely monitors customer rental requests and adjusts its product mix to offer rental merchandise desired by customers.

For the year ended September 30, 1996, payments under rental-purchase contracts for home entertainment products accounted for approximately 44%, furniture for 27%, appliances for 28% and jewelry for 1% of the Company's revenues. Customers may request either new merchandise or previously rented merchandise. Previously rented merchandise is typically offered at the same weekly or monthly rental rate as is offered for new merchandise, but with an opportunity to obtain ownership of the merchandise after fewer rental payments. Weekly rentals currently range from $4.59 to $44.95 for home entertainment equipment, from $1.99 to $49.99 for furniture, from $4.59 to $38.99 for major appliances and $3.99 to $30.99 for jewelry.

                                 RENT-WAY, INC.

                               PART I - Continued

Rental-Purchase Agreements

Merchandise is provided to customers under written rental-purchase agreements which set forth the terms and conditions of the transaction. The Company uses standard form rental-purchase agreements which are reviewed by legal counsel and customized to meet the legal requirements of the various states in which they are intended to be used. Generally, the rental-purchase agreement is signed at the store, but may be signed at the customer's residence if the customer orders the product by telephone and requests home delivery. Customers may elect to rent merchandise on a week-to-week or month-to-month basis. The rental for the first week or month and each succeeding week or month during the term of the agreement is payable in advance. At the end of the initial and each subsequent rental period, the customer retains the merchandise for an additional week or month by paying the required rental or may terminate the agreement without further obligation. If the customer decides to terminate the agreement, the merchandise is returned to the store and is then available for rent to another customer. The Company retains title to the merchandise during the term of the rental-purchase agreement. If a customer rents merchandise for a sufficient period of time, usually 12 to 24 months, ownership is transferred to the customer without further payments being required. Rental payments are made in cash or by check, money order or credit card. The Company does not extend credit.

Product Turnover

Generally, a minimum rental term of between 12 and 24 months is required to obtain ownership of new merchandise. Based upon merchandise returns for the year ended September 30, 1996, the Company believes that the average period of time during which customers rent merchandise is 16 to 17 weeks. However, turnover varies significantly based on the type of merchandise being rented, with certain consumer electronics products, such as camcorders and VCRs, generally being rented for shorter periods, while appliances and furniture are generally rented for longer periods. At September 30, 1996, the Company's stores contained an average of 1,121 items of merchandise per store, of which approximately 829 items were subject to rental-purchase agreements and approximately 292 items were available in inventory, which management believes is representative of the average inventory on rent and idle inventory at any given time. Each rental-purchase transaction requires delivery and pickup of the product, weekly or monthly payment processing and, in some cases, repair and refurbishment of the product. In order to cover the relatively high operating expenses generated by product turnover, rental-purchase agreements require larger aggregate payments than are generally charged under installment purchase or credit plans.

Customer Service

The Company offers same day delivery and installation of its merchandise at no additional cost to the customer. The Company also provides any required service or repair without charge, except for damage in excess of normal wear and tear. If the product cannot be repaired at the customer's residence, the Company provides a temporary replacement while the product is being repaired. The customer is fully liable for damage, loss or destruction of the merchandise, unless the customer purchases an optional loss/damage waiver. Most of the products offered by the Company are covered by a manufacturer's warranty for varying periods, which, subject to the terms of the warranty, is transferred to the customer in the event that the customer obtains ownership. In addition, the Company utilizes in-house service technicians to maintain and repair its merchandise in approximately one-half of its stores. Repair services are provided through independent contractors or under factory warranties. The Company recently introduced Rent-Way Plus, a fee-based membership program that provides special loss and damage protection and an additional two-years of service protection on rental merchandise purchased by a

                                 RENT-WAY, INC.

                               PART I - Continued

customer, preferred treatment in the event of voluntary job loss, accidental death and dismemberment insurance and discounted emergency roadside assistance, as well as other discounts on merchandise and services.

Collections

Management believes that effective collection procedures are important to the Company's success in the rental-purchase business. The Company's collection procedures increase the revenue per product with minimal associated costs, decrease the likelihood of default and reduce charge-offs. Senior management as well as store managers use the Company's computerized management information system to monitor cash collections on a daily basis. In the event a customer fails to make a rental payment when due, generally store management will attempt to contact the customer to obtain payment and reinstate the contract or will terminate the account and arrange to regain possession of the merchandise. However, store managers are given latitude to determine the appropriate collection action to be pursued based on individual circumstances. Depending on state regulatory requirements, the Company charges for the reinstatement of terminated accounts or collects a delinquent account fee. Such fees are standard in the industry and may be subject to state law limitations. Despite the fact that the Company is not subject to the Federal Fair Debt Collection Practices Act, it is the Company's policy to abide by the restrictions of such law in its collection procedures. Charge-offs due to lost or stolen merchandise were approximately 2.7% and 3.6% of the Company's revenues for the years ended September 30, 1996 and 1995, respectively. The three-year average charge-off rate for the largest chains in the industry reporting to APRO in 1996 was 2.3%.

Management

The Company's network of stores is organized geographically with several levels of management. At the individual store level, each store manager is responsible for customer and credit relations, deliveries and pickups, inventory management, staffing and certain marketing efforts. A Company store normally employs one store manager, one assistant manger, two account managers, one full-time office manager, and one full-time delivery and installation technician. The staffing of a store depends on the number of rental-purchase contracts serviced by the store. Each store manager reports to one of 17 regional managers who typically oversees six to eight stores. Regional managers are primarily responsible for monitoring individual store performance and inventory levels within their respective regions. The Company's regional managers, in turn, report to three Directors of Operations, located at the Company's headquarters, who monitor the operations of their respective division and, through the regional managers, individual store performance. The Directors of Operations report to the Vice President and Chief Operating Officer who is responsible for overall Company-wide store operations.

Senior management at the Company's headquarters directs and coordinates purchasing, financial planning and controls, management information systems, employee training, personnel matters and acquisitions. Headquarters personnel also evaluate the performance of each store and conduct on-site reviews.

                                 RENT-WAY, INC.

                               PART I - Continued

MANAGEMENT INFORMATION SYSTEM

The Company's management information system provides it with a competitive advantage over many small rental-purchase operations. The Company uses integrated computerized management information and control systems to track each unit of merchandise and each rental-purchase agreement. The Company's systems also include extensive management software and report generating capabilities. The reports for all stores are reviewed daily by senior management and any irregularities are addressed the following business day. Each store is equipped with a computer system that tracks individual components of revenue, each item in idle and rented inventory, total items on rent, delinquent accounts and other account information. The Company electronically gathers each day's activity report through the computer located at the headquarters office. This system provides the Company's management with access to operating and financial information about any store location or region in which the Company operates and generates management reports on a daily, weekly, month-to-date and year-to-date basis for each store and every rental-purchase transaction. Utilizing the management information system, executive management, regional managers and store managers can closely monitor the productivity of stores under their supervision as compared to Company prescribed guidelines. This system has enabled the Company to expand its operations while maintaining a high degree of control over cash receipts, inventory, merchandise units in repair and customer transactions. The Company has successfully integrated all acquired stores into its management information system.

PURCHASING AND DISTRIBUTION

The Company's general product mix is determined by senior management, based on an analysis of customer rental patterns and introduction of new products on a test basis. Individual store managers are responsible for determining the particular product selection for their store from the list of products approved by senior management. All purchase orders are executed through regional managers and the Company's purchase department to insure that inventory levels and mix throughout the store regions are appropriate. The Company maintains only minimal warehouse space for storage of merchandise and merchandise is generally shipped by vendors directly to each store, where it is held for rental.

The Company purchases its merchandise directly from manufacturers or distributors. The Company generally does not enter into written contracts with its suppliers. Although the Company currently expects to continue relationships with its existing suppliers, management believes there are numerous sources of products available to the Company, and does not believe that the success of the Company's operations is dependent on any one or more of its present suppliers.

MARKETING

The Company promotes its products and services primarily through direct mail advertising and, to a lesser extent, television, radio and secondary print media advertisement. The Company also solicits business by telephoning former and prospective customers. Company advertisements emphasize such features as product and brand name selection, prompt delivery and repair and the absence of any downpayment, credit investigation or long-term obligation. Advertising expense as a percentage of revenues for the year ended September 30, 1996 was approximately 4.1%. As the Company obtains new stores in its existing market areas, the advertising expenses of each store in the area can be reduced by listing all stores in the same market-wide advertisement.

                                 RENT-WAY, INC.

COMPETITION

The rental-purchase industry is highly competitive. The Company competes with other rental-purchase businesses as well as rental stores that do not offer their customers a purchase option. Competition is based primarily on rental rates and terms, product selection and availability, and customer service. With respect to consumers who are able to purchase a product for cash or on credit, the Company also competes with department stores, discount stores and retail outlets. These competitors may offer an installment sales program or may compete with the Company simply on the basis of product and price. Several competitors in the rental-purchase business are national or regional in scope and have significantly greater financial and operating resources and name recognition than does the Company. Based upon APRO's most recent information and management estimates, the Company's share of the rental-purchase market in the United States is approximately 1.3%.

PERSONNEL

As of September 30, 1996, the Company had approximately 630 employees, of which 43 are located at the corporate headquarters in Erie, Pennsylvania. None of the Company's employees is represented by a labor union. Management believes its relations with its employees are good.

GOVERNMENT REGULATION

Forty-five states, including all the states in which the Company's stores are located, other than New Jersey, have enacted laws regulating or otherwise impacting the rental-purchase transaction. These laws generally require certain contractual and advertising disclosures concerning the nature of the transaction and also provide varying levels of substantive consumer protection, such as requiring a grace period for late payments and contract reinstatement rights in the event the agreement is terminated for nonpayment of rentals. The rental-purchase laws in some states, including Michigan, New York, Ohio and Pennsylvania limit the total amount of rentals that may be charged over the life of the rental-purchase agreement. Michigan law limits the amount that may be charged to 2.22 times the price that would have been charged had the product been purchased rather than leased. New York, Ohio and Pennsylvania law limit the amount that may be charged under the rental-purchase agreement to two times the price that would have been charged had the merchandise been purchased rather than leased. No federal legislation has been enacted regulating rental-purchase transactions.

The Company instructs its managers in its required procedures through training seminars and policy manuals and believes that it has operated in compliance with the requirements of applicable law in all material respects. In addition, the Company provides its customers with a toll-free number, 1-800-RENTWAY, to telephone corporate headquarters to report any irregularities in service or misconduct by its employees. Any such calls are reviewed daily and are the subject of immediate follow-up investigation by senior management.

SERVICE MARKS

The Company has been using the service mark "Rent-Way" and has filed an application to register such mark under the Lanham Act. Such registration was approved on October 29, 1996. The Company believes that this mark has acquired significant market recognition and goodwill in the communities in which its stores are located. The service mark "Rent-Way Because There's Really Only One Way" and the related design have also been registered by the Company.

                                 RENT-WAY, INC.

ITEM 2   DESCRIPTION OF PROPERTIES

The Company currently leases all of its 108 stores under operating leases that generally have terms of three to five years and require the Company to pay for real estate taxes, common area maintenance and utilities. The Company has optional renewal privileges on most of its leases for additional periods ranging from three to five years at rental rates generally adjusted for increases in the cost of living. There is no assurance that the Company can renew the leases that do not contain renewal options, or that if it can renew them, that the terms will be favorable to the Company. Management believes that suitable store space is generally available for lease and that the Company would be able to relocate any of its stores without significant difficulty should it be unable to renew a particular lease. Management also expects that additional space will be readily available at competitive rates in the event the Company desires to open new stores. The Company's corporate office was acquired by the Company in 1995 and consists of approximately 14,000 square feet. The Company leases certain warehouse space in New Castle, Delaware, Buffalo, New York and Pittsburgh, Pennsylvania and owns storage space in an office building in Erie, Pennsylvania which was formerly the Company's corporate offices.

ITEM 3   LEGAL PROCEEDINGS

From time to time the Company is a party to various legal proceedings arising in the ordinary course of its business. The Company is not currently a party to any material litigation, except litigation to which it succeeded to as a result of the McKenzie Acquisition for which it is being indemnified and held harmless and an action brought against the Company in October 1996 in New York Supreme Court requesting damages in the amount of $50.0 million arising out of an accident whereby a Company truck struck and injured a child riding a bike. Such action is being defended by the Company's insurance carriers and management believes it has sufficient available insurance coverage such that this litigation will not have a material adverse effect on the Company.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                 RENT-WAY, INC.

                                    PART II

ITEM 5   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is (and has been since August 31, 1995) traded on the Nasdaq National Market under the symbol "RWAY." Prior thereto, and since August 12, 1993 (the date on which the Company completed its initial public offering), the Company's Common Stock was traded on the Nasdaq Small-Cap Market. The following table sets forth, for the periods indicated, the high and low sales price per share (as adjusted to reflect the 50% stock dividend on August 4, 1995) of the Common Stock as reported on the Nasdaq Small-Cap Market and the Nasdaq National Market.

The Company has not paid any cash dividends to shareholders. The declaration of any cash or stock dividends will be at the discretion of the Board of Directors, and will depend upon earnings, capital requirements and the financial position of the Company, general economic conditions and other pertinent factors. At this time, the Company does not intend to pay any cash dividends in the foreseeable future. Management intends to reinvest earnings, if any, in the development and expansion of the Company's business for an indefinite period of time. The Company's Credit Agreement and Convertible Subordinated Notes restrict the payment of dividends.

                               Year Ended                   Year Ended
                           September 30, 1996           September 30, 1995
                           ------------------           ------------------

                             High       Low             High         Low
                             -----      ---             ----         ---
First Quarter               $10.50      $8.38           $6.75        $5.75
Second Quarter               10.13       7.38            8.50         6.42
Third Quarter                15.50       9.75           10.00         7.92
Fourth Quarter               14.13      11.00           11.13         8.92


As of December 20, 1996, there were 120 record holders of the Common Stock.

In July 1996, the Company issued 20,538 shares of Common Stock to the shareholders of Diamond Leasing Corporation in connection with the Diamond Acquisition. Such shares were issued pursuant to an exemption from registration contained in Section 4 (2) of the Securities Act of 1933, as amended.

                                 RENT-WAY, INC.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company currently operates 108 rental-purchase stores located in 11 states and the District of Columbia. The number of stores operated by the Company has increased from 19 as of September 30, 1993 to 108 as of September 30, 1996. The following table shows the number of stores opened, acquired and/or combined during this three year period.

                                                                        YEAR ENDED
                                                                       SEPTEMBER 30,
                                                                       -------------

           STORES                                 1993             1994             1995              1996
           ------                                 ----             ----             ----              ----
Open at Beginning of Period                        17               19                40               83
Opened                                              2                3                --               --
Acquired                                           --               20                50               32
Closed or Combined                                 --                2                 7                7
                                                  ---              ---               ---             ----
Open at End of Period                              19               40                83              108
                                                  ===              ===               ===             ====

During the year ended September 30, 1996, the Company entered into a series of acquisitions in which the Company acquired the rental merchandise and rental contracts of 32 stores (the "1996 Acquisitions"). In May and June 1996, the Company acquired the rental merchandise and rental purchase contracts of 16 stores in New York, Pennsylvania, and Virginia. In July 1996, the Company acquired 11 stores located in Maryland, Delaware and Pennsylvania in the Diamond Acquisition. In August 1996, the Company purchased the rental merchandise and rental-purchase contracts of four rental-purchase stores located in Maryland, Washington, D.C. and one store in Peoria, Illinois. In connection with the 1996 Acquisitions, the Company implemented or is in the process of implementing a strategy to improve the operations of the acquired stores. As part of this strategy, the Company purchases new merchandise, upgrades the appearance of the stores, increases the amount of advertising utilized per store, and implements a training program for the store employees.

                                 RENT-WAY, INC.

RESULTS OF OPERATIONS

As an aid to understanding the Company's operating results, the following table expresses certain items of the Company's Statements of Income for the years ended September 30, 1996 and 1995 as a percentage of total revenue.

                                                                                            YEARS ENDED
                                                                                            SEPTEMBER 30,
                                                                                          1996           1995
                                                                                          ----           ----
Revenues:
        Rental revenue                                                                    85.8%           85.4%
        Other revenue                                                                     14.2            14.6
                                                                                        ------          ------
           Total revenues                                                                100.0           100.0

Costs and operating expenses:
     Depreciation and amortization:
        Rental merchandise                                                                25.9            29.5
        Property and equipment                                                             1.5             1.9
        Amortization of goodwill                                                           1.7             1.2
                                                                                        ------          ------
          Total depreciation and amortization                                             29.1            32.6
     Salaries and wages                                                                   25.6            24.5
     Advertising                                                                           4.1             4.5
     Occupancy                                                                             6.4             6.7
     Other operating expense                                                              21.8            22.6
                                                                                        ------          ------
          Total costs and operating expenses                                              87.0            90.9
                                                                                        ------          ------

     Operating income                                                                     13.0             9.1
     Interest expense                                                                     (2.9)           (4.1)
     Other income, net                                                                      .1              .2
                                                                                        ------          ------
     Income before income taxes                                                           10.2             5.2

     Income tax expense                                                                   (4.6)           (1.6)
                                                                                        ------          -------
     Net income                                                                            5.6%            3.6%
                                                                                        ======          ======

                                 RENT-WAY, INC.

                              PART II - Continued

ITEM 6, continued:

COMPARISON OF YEARS ENDED SEPTEMBER 30, 1996 AND 1995

For the year ended September 30, 1996 as compared to the year ended September 30, 1995, total revenues increased by $23.0 million (81%) to $51.2 million from $28.2 million. The increase was due to the inclusion of a full year's results for the stores acquired in the acquisition of McKenzie (the "McKenzie Acquisition"), a partial year's operations for the stores acquired in the 1996 Acquisitions and increased same store revenues. The stores acquired in the McKenzie Acquisition, which was consummated July 21, 1995, accounted for $19.7 million (86%) of the increase, the stores acquired in the 1996 Acquisitions accounted for $2.5 million (11%) of the increase, and the Company's same stores accounted for $0.8 million (3%) of the increase. Other revenue increased $3.2 million (77%) from $4.1 million to $7.3 million principally due to the McKenzie Acquisition.

For the year ended September 30, 1996 as compared to the year ended September 30, 1995, total costs and operating expenses increased from $25.6 million to $44.5 million primarily as a result of costs and operating expenses associated with the McKenzie Acquisition and 1996 Acquisitions, but decreased from 90.9% to 87.0% of total revenues. This 3.9% net decrease resulted primarily from a decrease in depreciation expense as a percentage of total revenue. Depreciation expense related to rental merchandise increased by $4.9 million to $13.2 million from $8.3 million, but decreased by 3.6% as a percentage of total revenues principally due to increases in weekly rental rates, lower purchase costs of rental merchandise due to increased volume, and improved realization of potential collectible rent. Amortization of goodwill increased by 0.5% of total revenues primarily because of the increase in goodwill related to the McKenzie Acquisition. Salaries and wages increased by $6.2 million from $6.9 million to $13.1 million principally due to the addition of the store personnel associated with the McKenzie Acquisition, the 1996 Acquisitions, and the addition of several key management personnel in the operations, legal, human resource, accounting, and information systems departments. Salaries and wages were 25.6% and 24.5% of total revenues for the years ended September 30, 1996 and 1995, respectively. Advertising expense increased $864,000 to $2.1 million from $1.3 million principally due to the addition of stores associated with the McKenzie Acquisition. Advertising expense decreased by 0.4% of total revenues to 4.1% from 4.5%. Occupancy expense increased $1.4 million to $3.3 million from $1.9 million principally due to the addition of stores associated with the McKenzie Acquisition, but decreased to 6.4% from 6.7% of total revenues. Other operating expenses increased $4.7 million to $11.1 million from $6.4 million primarily due to the addition of the stores acquired in the McKenzie Acquisition, but decreased to 21.8% from 22.6% of total revenues.

For the year ended September 30, 1996 as compared to the year ended September 30, 1995, operating income increased by $4.1 million (158%) from $2.6 million to $6.7 million, and increased from 9.1% to 13.0% of total revenues. The $4.1 million increase in operating income and the 3.9% increase in operating income as a percentage of total revenues occurred principally because of the increase in same-store revenues, the successful integration and conversion of the stores acquired in the McKenzie Acquisition in July 1995, and the factors discussed above.

For the year ended September 30, 1996 as compared to the year ended September 30, 1995, interest expense increased $331,000 to $1.5 million from $1.2 million, but decreased to 2.9% from 4.1% of total revenues primarily due to the repayment of $13.2 million of outstanding borrowings under the Company's collateralized credit agreement with First Source Financial LLP in March 1996.

                                 RENT-WAY, INC.

For the year ended September 30, 1996 as compared to the year ended September 30, 1995, income tax expense increased from $0.4 million to $2.4 million principally because the Company generated greater taxable income and because income tax expense was offset by an increase in the Company's net deferred tax asset in the year ended September 30, 1995. The Company is accruing income tax expense based on an effective tax rate of 45.5%, which is higher than the statutory tax rates, because amortization expense related to goodwill incurred in connection with its acquisitions is not deductible for purposes of computing income tax.

In accordance with the recognition criteria of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company recognized a net deferred tax asset of $1.4 million as of September 30, 1995. The Company's net deferred tax asset increased by $63,000 during the year ended September 30, 1996 to $1.5 million. Recognition of the Company's net deferred tax asset is based on management's estimate of taxable income in future years.

For the year ended September 30, 1996 as compared to the year ended September 30, 1995, net income increased by approximately $1.8 million (182%) to $2.8 million from $1.0 million. The increase, which resulted in net income increasing from 3.6% to 5.6% of total revenues, was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

On March 26, 1996, the Company completed a public offering consisting of 1,850,000 shares of Common Stock offered by the Company and 388,750 shares of Common Stock offered by certain selling shareholders, at a price of $8.50 per share, and received net proceeds (less underwriters discount and selling expenses) of $14.3 million. On April 4, 1996, the Company's underwriters exercised an over-allotment option for 335,812 additional shares of Common Stock, which resulted in additional net proceeds (less underwriters discount) of $2.7 million. The Company used these proceeds to pay down $13.2 million of its senior indebtedness with First Source Financial LLP ($8.4 million of revolving loan commitment and $4.8 million working capital commitment) and to redeem $1.1 million of the Company's outstanding Series A Preferred Stock pursuant to an agreement with the holders thereof. In November 1996, the Company obtained a $40.0 million secured revolving credit facility from a syndicate of banks, led by National City Bank of Pennsylvania. Approximately $7.0 million of the new credit facility was used to refinance existing senior indebtedness, with the remainder of such facility available for use in the acquisition of new stores. Currently, the Company has approximately $23.0 million of availability on the collateralized revolving credit facility. In November 1996, the Company redeemed the remaining balance of the Series A Preferred Stock issued in connection with the McKenzie Acquisition, consisting of 11,207 shares with a face value of $1,120,700. Pursuant to an agreement with the holders thereof, the Company redeemed such shares for $840,525, representing a discount of 25% from face value.

For the year ended September 30, 1996, the Company's net cash provided by (used in) operating activities was $(1.2) million as compared to $0.3 million for the year ended September 30, 1995. The decrease was primarily due to a $9.9 million increase in rental merchandise purchases offset by a $1.8 million increase in net income, a $5.7 million increase in non-cash depreciation, and a $1.2 million increase in income taxes payable. The increase in depreciation and amortization and rental merchandise resulted primarily from the McKenzie Acquisition, which significantly increased the size of the Company.

For the year ended September 30, 1996 as compared to the year ended September 30, 1995, the Company's net cash used in investing activities increased from $3.6 million to $10.6 million. The increase in net cash used in investing activities was principally due to the 1996 Acquisitions and the remodeling and computer conversion costs incurred in connection with the McKenzie Acquisition.

                                 RENT-WAY, INC.

For the year ended September 30, 1996, as compared to the year ended September 30, 1995, the Company's net cash provided by financing activities increased from $4.0 million to $11.1 million. The increase in net cash provided by financing activities was principally due to cash received in connection with the Company's public offering net of the extinguishment of debt with First Source Financial LLP and the redemption of the Series A Preferred Stock issued in connection with the McKenzie Acquisition.

Historically, the Company's growth has been financed through internally generated working capital, borrowings under its available credit facilities and, in connection with acquisitions, issuances of its Common Stock and Preferred Stock. During 1996 the Company's acquisitions were financed by a combination of cash generated by the Company's public stock offering and borrowings under the existing credit facility.

Certain provisions of the Credit Agreement at September 30, 1996 restrict the Company's ability to consummate or enter into agreements regarding acquisitions. Pursuant to the Credit Agreement, without the consent of First Source Financial LLP, the Company may not consummate acquisitions whereby the aggregate gross purchase price of such acquisitions exceeds $5.0 million in any fiscal year or $15.0 million in the aggregate while any commitment under the Credit Agreement remains outstanding. The Company refinanced with a syndicate of banks led by National City Bank of Pennsylvania. The new collateralized agreement calls for a $30.0 million limit on acquisitions where the consideration given is other than capital common stock, and a $15.0 million ($50.0 million total outstanding) limit on acquisitions where the consideration given is capital common stock.

The Company's primary requirements for capital (other than those related to acquisitions) consist of purchasing additional rental merchandise and replacing rental merchandise that has been sold or is no longer suitable for rent.

The Company intends to increase the number of stores it operates primarily through acquisitions. Such acquisitions will vary in size and the Company will consider large acquisitions that could be material to the Company. To provide any additional funds necessary for the continued pursuit of its growth strategies, the Company may incur, from time-to-time, additional short and long-term bank or other institutional indebtedness and may issue, in public or private transactions, its equity and debt securities, the availability of which will depend upon market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company.

INFLATION

During the year ended September 30, 1996, the cost of rental merchandise, store lease rental expense and salaries and wages have increased modestly. These increases have not had a significant effect on the results of operations because the Company has been able to charge commensurately higher rental for its merchandise. This trend is expected to continue in the foreseeable future.

OTHER MATTERS

Effective July 1, 1995, the Company changed its depreciation method for rental merchandise from the straight-line method to the units of activity method for new purchases. This change had no significant impact on the Company's financial position or results of operations.

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121 - "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" for the year ended September 30, 1995. The adoption of SFAS No. 121 had no impact on the Company's financial position or results of operations.

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 - "Accounting for Stock-based Compensation" effective for transactions entered into after December 15, 1995. The Company intends on adopting this Standard's disclosure-only provisions in fiscal 1996. Management does not believe the adoption of this standard will have a significant impact on the financial statements of the Company.

                                 RENT-WAY, INC.

CAUTIONARY STATEMENT

This Report on Form 10-KSB and the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's Annual Report to Shareholders, any Report on Form 10-Q or Form 8-K or any other written or oral statements made by or on behalf of the Company may include forward looking statements. Forward-looking statements represent the Company's expectations or beliefs concerning future events. Any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, (i) the ability of the Company to acquire additional rental-purchase stores on favorable terms, (ii) the ability of the Company to improve the performance of such acquired stores and to integrate such acquired stores into the Company's operations, and (iii) the impact of state and federal laws regulating or otherwise affecting the rental-purchase transaction.

Undo reliance should not be placed on any forward-looking statements made by or on behalf of the Company as such statements speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, the occurrence of future events or otherwise.

                                 RENT-WAY, INC.

ITEM 7         FINANCIAL STATEMENTS                                                    PAGE
                                                                                       ----
               Index to Financial Statements

                  Report of Independent Accountants                                      20

               Financial Statements:

                  Balance Sheet, September 30, 1996                                      21

                  Statements of Income, Years Ended
                   September 30, 1996 and 1995                                           22

                  Statements of Shareholders' Equity,
                   Years Ended September 30, 1996 and 1995                               23

                  Statements of Cash Flows, Years Ended
                   September 30, 1996 and 1995                                           24

                  Notes to Financial Statements                                          25

                           RENT-WAY, INC.

                 REPORT OF INDEPENDENT ACCOUNTANTS

       To the Shareholders and Board of Directors
       Rent-Way, Inc.

       We have audited the accompanying balance sheet of Rent-Way, Inc. as of September 30, 1996, and the related statements of income, shareholders' equity and cash flows for the years ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rent-Way, Inc. as of September 30, 1996, and the results of its operations and its cash flows for the years ended September 30, 1996 and 1995, in conformity with generally accepted accounting principles.

                                            COOPERS & LYBRAND L.L.P.

       Cleveland, Ohio
       December 23, 1996

                                 RENT-WAY, INC.

                                 BALANCE SHEET

                                                                                                        SEPTEMBER 30,
                                                                                                            1996
                                                                                                        -------------
ASSETS

Cash                                                                                                       $   179,425
Prepaid expenses                                                                                             1,266,087
Rental merchandise, net                                                                                     17,862,420
Deferred income taxes                                                                                        1,473,522
Property and equipment, net                                                                                  4,616,362
Goodwill, net of accumulated amortization of $1,323,399                                                     21,866,806
Deferred financing costs, net of accumulated amortization of $109,874                                          377,232
Prepaid consulting fee, net of accumulated amortization of $208,333                                          1,041,667
Other assets                                                                                                 1,290,217
                                                                                                           -----------
                                                                                                           $49,973,738
                                                                                                           ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                                                           $ 1,746,797
Other liabilities                                                                                            2,181,899
Income taxes payable                                                                                         1,226,590
Debt                                                                                                        12,979,075
                                                                                                           -----------
                                                                                                            18,134,361

Commitments and Contingencies (Note 8)                                                                          --

Redeemable preferred stock, Series A, without par value; 30,000 shares
   authorized; 11,207 shares issued and outstanding                                                          1,120,700

SHAREHOLDERS' EQUITY:

Common stock, without par value; 10,000,000 shares
   authorized; 6,659,180 shares issued and outstanding                                                      27,793,225
Preferred stock, without par value; 970,000 shares authorized                                                   --
Contributed capital                                                                                            114,000
Retained earnings                                                                                            2,811,452
                                                                                                           -----------
        Total shareholders' equity                                                                          30,718,677
                                                                                                           -----------
                                                                                                           $49,973,738
                                                                                                           ===========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                             FINANCIAL STATEMENTS.

                                 RENT-WAY, INC.

                              STATEMENTS OF INCOME

                                                                                                FOR THE YEARS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                              1996              1995
                                                                                              ----              ----
REVENUES:
Rental revenue                                                                              $43,890,708      $24,080,270
Other revenue                                                                                 7,280,629        4,114,153
                                                                                            -----------      -----------
       Total revenues                                                                        51,171,337       28,194,423
COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
    Rental merchandise                                                                       13,229,173        8,312,014
    Property and equipment                                                                      775,169          525,060
    Amortization of goodwill                                                                    874,668          334,003
Salaries and wages                                                                           13,100,891        6,908,648
Advertising                                                                                   2,123,324        1,259,514
Occupancy                                                                                     3,269,406        1,887,870
Other operating expenses                                                                     11,147,645        6,387,333
                                                                                            -----------      -----------
        Total costs and operating expenses                                                   44,520,276       25,614,442
                                                                                            -----------      -----------
        Operating income                                                                      6,651,061        2,579,981

OTHER INCOME (EXPENSE):
Interest expense                                                                             (1,493,143)      (1,162,384)
Amortization - deferred financing expense                                                       (93,649)         (16,229)
Interest income                                                                                  60,267           66,277
Other income (expense), net                                                                     103,838          (13,435)
                                                                                            -----------      -----------
       Income before income taxes                                                             5,228,374        1,454,210

Income tax expense                                                                            2,381,062          445,440
                                                                                            -----------      -----------
        Net income                                                                            2,847,312        1,008,770

Preferred stock dividend requirements                                                          (128,969)         (37,973)
                                                                                            -----------      ------------

       Earnings applicable to common shares                                                 $ 2,718,343      $   970,797
                                                                                            ===========      ===========

EARNINGS PER COMMON SHARE:

        Primary                                                                             $      0.46      $      0.22
                                                                                            ===========      ===========

        Fully diluted                                                                       $      0.45      $      0.22
                                                                                            ===========      ===========

Weighted average number of shares outstanding:

       Primary                                                                                5,964,319        4,400,066
                                                                                            ===========      ===========

       Fully diluted                                                                          6,070,445        4,500,287
                                                                                            ===========      ===========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                             FINANCIAL STATEMENTS.

                                 RENT-WAY, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995


                                              COMMON STOCK                                        RETAINED              TOTAL
                                        -------------------------            CONTRIBUTED          EARNINGS          SHAREHOLDERS'
                                        SHARES             AMOUNT              CAPITAL            (DEFICIT)            EQUITY
                                        ------             ------              -------            ---------            ------
Balance at September 30, 1994         2,705,000         $ 6,745,053           $114,000          $ (897,480)        $ 5,961,573
   Net income for the year                                                                       1,008,770           1,008,770

   Purchases of business
   (See Notes 3 and 12)                 432,792           4,072,149                ---                 ---           4,072,149

   Issuance of common stock
   under stock option plans
   (See Notes 12 and 13)                 11,706             114,427                ---                 ---             114,427

   Three for two common
   stock split in the form of
   a 50% stock dividend
   (See Note 12)                      1,574,749                 ---                ---                 ---                 ---

   Common stock returned to
   treasury (See Note 3)               (299,263)                ---                ---                 ---                 ---

   Loan to related party
   (See Note 11)                            ---            (296,578)               ---                 ---            (296,578)
                                      ---------         -----------           --------          ----------         -----------

Balance at September 30, 1995         4,424,984          10,635,051            114,000             111,290          10,860,341
                                      ---------         -----------           --------          ----------         -----------
   Net income for the year                                                                       2,847,312           2,847,312

   Public stock offering              2,185,812          16,760,056                ---                 ---          16,760,056
   (See Note 2)

   Common stock returned                (14,578)                ---                ---                 ---                 ---
   to treasury
   (See Note 3)

   Exercise of "put" right to            (8,600)           (381,748)               ---                 ---            (381,748)
   principle shareholder
   (See Note 11)

   Repayment of loan to
   related party                        (10,800)            134,578                ---                 ---             134,578
   (See Note 11)

   Purchases of business                 20,358             187,500                ---                 ---             187,500
   (See Note 3)

   Issuance of common stock
   under stock option plans
   (See Note 13)                         49,025             309,279                ---                 ---             309,279

   Issuance of common stock
   to 401(k) Plan (See note 15)          12,979             148,509                ---                 ---             148,509

   Preferred stock dividends
   (See Note 9)                             ---                 ---                ---            (147,150)           (147,150)
                                      ---------         -----------           --------          ----------         -----------
Balance at September 30, 1996         6,659,180         $27,793,225           $114,000          $2,811,452         $30,718,677
                                      =========         ===========           ========          ==========         ===========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                             FINANCIAL STATEMENTS.

                                 RENT-WAY, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                                   FOR THE YEARS ENDED
                                                                                                      SEPTEMBER 30,
                                                                                                 1996               1995
                                                                                                 ----               ----
OPERATING ACTIVITIES:

Net income                                                                                   $  2,847,312       $ 1,008,770
Adjustments to reconcile net income
    to net cash (used in) provided by operating activities:
    Depreciation and amortization                                                              14,879,010         9,187,129
    Deferred income taxes                                                                        (681,490)          111,620
    Issuance of common stock to 401(k) plan                                                       148,509               ---
Changes in assets and liabilities:
    Prepaid expenses                                                                             (235,413)       (1,302,726)
    Rental merchandise                                                                        (19,085,215)       (9,220,014)
    Other assets                                                                                 (710,547)         (225,072)
    Accounts payable                                                                             (406,871)          431,956
    Income taxes payable                                                                        1,400,937           172,508
    Other current liabilities                                                                     616,281           162,477
                                                                                             ------------       -----------
                  Net cash (used in) provided by operating activities                          (1,227,487)          326,648
                                                                                             ------------       -----------
INVESTING ACTIVITIES:
    Purchases of businesses, net of cash acquired of $38,759
       in 1996 and $228,556 in 1995                                                            (8,601,764)       (1,660,411)
    Purchases of property and equipment                                                        (2,053,245)       (1,960,485)
    Net proceeds from the sale of property and equipment
       and land and building lots                                                                   9,680           133,051
    Closing and development fees payable                                                              ---          (161,458)
                                                                                             ------------       -----------
                  Net cash used in investing activities                                       (10,645,329)       (3,649,303)
                                                                                             -------------      -----------

FINANCING ACTIVITIES:
    Principal payments on capital lease obligation                                                 (6,638)           (7,082)
    Proceeds from borrowings                                                                   23,866,711        11,955,257
    Payments on borrowings                                                                    (28,195,016)       (7,529,709)
    Deferred financing costs                                                                          ---          (481,553)
    Issuance of common stock                                                                   17,069,335           114,427
    Preferred stock dividend                                                                     (147,150)              ---
    Preferred stock redemption                                                                 (1,629,300)              ---
    Loan to related party                                                                         134,578           (21,639)
                                                                                             ------------       -----------
                  Net cash provided by financing activities                                    11,092,520         4,029,701
                                                                                             ------------       -----------
                  (Decrease) Increase in cash                                                    (780,296)          707,046

Cash at beginning of year                                                                         959,721           252,675
                                                                                             ------------       -----------

Cash at end of year                                                                          $    179,425       $   959,721
                                                                                             ============       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the year for:
        Interest                                                                             $  1,537,317       $ 1,039,473
        Income taxes                                                                         $    307,841       $   161,313

In addition, the Company entered into various transactions during the year which involved non-cash investing and financing activities (See Notes 3, 5, 6, 11, and 15).


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                             FINANCIAL STATEMENTS.

                                 RENT-WAY, INC.

                         NOTES TO FINANCIAL STATEMENTS

  1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        BUSINESS AND ORGANIZATION - Rent-Way, Inc. (the "Company" or "Rent-Way") is a corporation organized under the laws of the Commonwealth of Pennsylvania. The Company operates a chain of stores that rent durable household products such as home entertainment equipment, furniture, major appliances and jewelry to consumers on a weekly or monthly basis in eleven states and the District of Columbia. The stores are primarily located in the Mid-West, Eastern and Southern regions of the United States.

        BASIS OF PRESENTATION - The financial statements include the accounts of Rent-Way, Inc. and its former wholly owned subsidiary, DAMSL Corp. ("DAMSL") which was merged into Rent-Way on July 31, 1995. The Company changed its accounting policy to adopt the use of an unclassified balance sheet as of September 30, 1995 to conform to practice in the industry in which it operates. The adoption of this accounting presentation had no impact on shareholders' equity or results of operations.

        ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. The resolution of certain matters in future periods may differ from the estimates included in the Company's financial statements.

        RENTAL MERCHANDISE, RENTAL REVENUE AND DEPRECIATION - Rental merchandise is rented to customers pursuant to rental agreements which provide for either weekly or monthly rental payments collected in advance. Rental revenue is recognized as collected, since at the time of collection the rental merchandise has been placed in service and costs of installation and delivery have been incurred. This method of revenue recognition does not produce materially different results than if rental revenue was recognized over the weekly or monthly rental term. At the end of each rental period, the customer can renew the rental agreement.

        Merchandise rented to customers or available for rent is classified in the balance sheet as rental merchandise and is valued at cost on a specific identification method. Write-offs of rental merchandise arising from customers' failure to return merchandise and losses due to excessive wear and tear of merchandise are recognized using the direct write-off method, which is materially consistent with the results that would be recognized under the allowance method.

        Rental merchandise purchased prior to July 1, 1995 was depreciated on the straight-line method, with a 10% salvage value, over various periods ranging from 15 to 30 months (most rental merchandise was depreciated over a 21 month period). Effective July 1, 1995, the Company changed its depreciation method from the straight line method to the units of activity method for new purchases. Under the units of activity method, rental merchandise is depreciated as revenue is collected. Rental merchandise is not depreciated during periods when it is not on rent and therefore not generating rental revenue. This change in accounting principle was made to more accurately match revenues and expenses. The effect of the change was not significant.

        Rental merchandise in the stores acquired from McKenzie Leasing Corporation, ("MLC" See Note 3) is being depreciated on the straight-line method over a 15 month period. Rental merchandise in stores acquired during 1996 is being depreciated under the units of activity method (See Note 3).

        OTHER REVENUE - Other revenue includes revenue from various services and charges to rental customers, including late fees, liability waiver fees, and sales of used merchandise.

        PROPERTY AND EQUIPMENT AND RELATED DEPRECIATION AND AMORTIZATION - Property and equipment are stated at cost. Additions and improvements that significantly extend the lives of depreciable assets are capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in the results of operations. Depreciation of furniture and fixtures, signs and vehicles is provided over the estimated useful lives of the respective assets (three to five years) on a straight-line basis. Leasehold improvements are amortized over the shorter of the useful life of the asset or the term of the lease and renewal period, if applicable. The Company's corporate headquarters and other buildings are depreciated over a 20 year term on a straight-line basis.

                                 RENT-WAY, INC.

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

       The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" for the year ended September 30, 1995. The adoption of SFAS No. 121 had no impact on the Company's financial position or results of operations.

       INCOME TAXES - Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax and financial statement basis of assets and liabilities at year end. Deferred income taxes are adjusted for tax rate changes as they occur.

       INTANGIBLE ASSETS - Goodwill is stated at cost less amortization calculated on a straight-line basis over either a 10 or 20 year period. Periodically, the Company will determine if there has been permanent impairment of goodwill by comparing anticipated undiscounted future net cash flows from operating activities of the acquired store locations with the carrying value of the related goodwill. At September 30, 1996, the Company concluded that there was no impairment of goodwill. Deferred financing fees are stated at cost less amortization calculated on a straight-line basis over the term of the related debt agreements, which range from three to seven years. Non-Compete Agreements are stated at cost less amortization calculated on a straight-line basis over the term of the related Agreements, which range from two to seven years.

       ADVERTISING REBATES - The Company participates in vendor advertising rebate programs with the majority of its rental merchandise suppliers. Rebates are recognized in the period earned. On a quarterly basis, management calculates the amount of the rebate and either submits a request for payment or credits the balance due the respective vendor.

       EARNINGS PER COMMON SHARE - Primary and fully diluted earnings per common share are computed based on net income after preferred stock dividend requirements. The weighted average number of common shares outstanding during each year is adjusted to give effect to stock options and warrants considered to be dilutive common stock equivalents. Primary and fully diluted weighted average common shares outstanding have been adjusted to reflect escrowed shares returned to the Company in connection with certain of the Company's Acquired stores. (See Note 3)

       RECLASSIFICATIONS - Certain amounts in the September 30, 1995, financial statements were reclassified to conform to the September 30, 1996, presentation.

2.    PUBLIC STOCK OFFERING:

      On March 26, 1996, the Company completed a public offering consisting of 1,850,000 shares of common stock offered by the Company and 388,750 shares of common stock offered by certain selling shareholders. In addition, the underwriters exercised a 30 day option to purchase up to 335,812 shares of common stock, to cover over-allotments.

      The shares were offered at a price of $8.50 per share. The Company received net proceeds (less underwriters discount and selling expenses) of $16,760,056 including the underwriters exercise of the over-allotment option. The Company used these proceeds to repay outstanding borrowings of $13.2 million under the Company's collateralized credit agreement with First Source Financial LLP (See Note 7), to redeem a portion of its outstanding Series A Preferred Stock (See Note 9) and for general corporate purposes.

                                 RENT-WAY, INC.

3.     ACQUISITIONS:

       On July 25, 1996 the Company acquired all the outstanding shares of Diamond Leasing Corporation ("DLC"); a chain of 11 rental-purchase stores operating in Delaware, Maryland and Pennsylvania with annual revenues of approximately $7.0 million in exchange for consideration consisting of 20,358 (unregistered shares subject to the provisions of Rule 144 of the Securities and Exchange Act) shares of the Company's common stock and $4,102,296 in cash. Pursuant to the terms of the acquisition, $325,000 of the purchase price was placed in escrow subject to the terms of the escrow agreement. The escrow agreement provides that $175,000 will be held pending completion of a financial audit of DLC and $150,000 will be held for a three year period from the date of closing. The acquisition was accounted for using the purchase method of accounting. DLC's assets and liabilities were recorded at their estimated fair values as of the acquisition date. The fair values of rental merchandise and certain liabilities, and the final purchase price will be finalized upon the completion of certain additional procedures. The excess of the acquisition costs over the fair value of the assets acquired ("goodwill") of $4,278,941 is being amortized on a straight-line basis over twenty years. The total cost of the net assets acquired was $4,289,796 ($187,500 in common stock and $4,102,296 in cash) and consisted of assets of $7,091,845 less liabilities assumed of $2,363,136 and acquisition costs of $438,913. Assets acquired (at estimated fair value) other than goodwill consisted principally of rental merchandise of $1,359,808, property and equipment of $310,850, non-compete agreements of $300,000 and deferred tax assets of $744,808. Liabilities assumed (at estimated fair value) consisted principally of trade accounts payable of $582,693 and bank debt of $1,446,238. The Statement of Income for the year ended September 30, 1996, includes the operations of DLC from the date of acquisition.

       During 1996, the Company also purchased from 5 separate entities the rental merchandise and contracts of 21 stores in Maryland, New York, Pennsylvania, Virginia and the District of Columbia with combined annual revenues of approximately $4.2 million. The Company paid cash in exchange for the assets and each acquisition was recorded using the purchase method of accounting. The acquired assets were recorded at their estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of the assets acquired ("goodwill") $3,028,796 is being amortized on a straight line basis over twenty years. The total cost of the net assets acquired was $3,763,250 and consisted of assets of $3,893,796 less liabilities assumed of $44,814 and acquisition costs of $85,732. The Statement of Income for the year ended September 30, 1996 includes the operating results for these stores from the respective dates of acquisition.

       On July 21, 1995, the Company acquired McKenzie Leasing Corporation ("MLC"), a privately owned 45 store rental-purchase chain with annual revenues of approximately $22 million. The Company acquired all of the common stock of MLC in exchange for 581,688 (unregistered shares subject to the provisions of Rule 144 of the Securities and Exchange Act and a shareholder agreement) shares of the Company's common stock, a stock option to purchase 115,812 shares of the Company's common stock at $9.28 per share and $2,750,000 of redeemable preferred stock (See Note 9). The 115,812 stock options are 100% exercisable and expire five years from the date of grant. Of the common shares issued, 356,688 shares were delivered to the former shareholders of MLC and 225,000 were placed in escrow. See Note 16 regarding disposition of the escrowed shares.

                                 RENT-WAY, INC.

3.     ACQUISITIONS, Continued

       The acquisition was accounted for using the purchase method of accounting. MLC's assets and liabilities were recorded at their estimated fair values as of the acquisition date. The excess of the acquisition cost over the fair value the net assets acquired ("goodwill") of $11,074,492 is being amortized on a straight-line basis over twenty years. The total cost of the net assets acquired was $6,469,293 ($3,684,024 in common stock, $2,750,000 in redeemable preferred stock and $35,269 in cash) and consisted of assets of $16,631,760 less liabilities assumed of $8,726,921 and acquisition costs of $1,435,546. Assets acquired (at estimated fair value) other than goodwill consisted primarily of Rental merchandise of $4,204,871 and deferred tax assets of $809,567. Liabilities assumed (at estimated fair value) consisted primarily of trade accounts payable of $383,478 and bank debt of $7,470,717. The Statement of Income for the year ended September 30, 1995 includes the operations of MLC from the date of acquisition.

       In February 1995, the Company acquired the rental merchandise and contracts of five rental-purchase stores with combined annual revenues of approximately $2.0 million. The Company acquired the rental merchandise and contracts in exchange for 67,500 (unregistered shares subject to the provisions of Rule 144 of the Securities and Exchange Act) shares of the Company's common stock and cash. Of the shares issued, 42,750 were delivered to the sellers and 24,750 were placed in escrow. On February 24, 1996, the escrow terminated by its terms and pursuant thereto 10,172 of such escrowed shares were released to the sellers and 14,578 were returned to the Company. The allocation of shares released from escrow was determined by the average market value of the Company's Common Stock on the twenty trading days preceding February 24, 1996. The acquisitions were accounted for using the purchase method of accounting. The acquired assets were recorded at their estimated fair values as of the acquisition date. The excess of the acquisition cost over the fair value of the net assets acquired ("goodwill") of $644,705 is being amortized on a straight-line basis over twenty years. The total cost of the net assets acquired was $948,145 ($388,125 in common stock and $560,020 in cash) and consisted of assets of $1,056,609 less acquisition costs of $108,464. The Statement of Income for the year ended September 30, 1995 includes the operations of these stores from the date of acquisition.

       On May 18, 1994, the Company acquired all of the common stock of D.A.M.S.L.. Corp. ("DAMSL"), a New York based rental-purchase company, in exchange for 600,000 (unregistered shares subject to the provisions of Rule 144 of the Securities and Exchange Act and a shareholder agreement) of the Company's common stock. Of the shares issued, 300,000 were delivered to the former shareholders of DAMSL, and 300,000 were placed in escrow. In August, 1995, 299,263 of the escrowed shares were released to the Company and 737 of the shares were released to the former shareholders of DAMSL. The allocation of the shares released from escrow was based on an average market price of $9.31 per share for the 20 days preceding July 5, 1995.

       The following are unaudited pro forma results of operations for the years ended September 30, 1996 and 1995 assuming the acquisitions of DLC and MLC had occurred on October 1, 1994. The unaudited pro forma information does not include the results of operations of the five rental-purchase stores acquired in February 1995 and the twenty-one rental purchase stores acquired during 1996, which were not significant. The results are not necessarily indicative of future operations or what would have occurred had the acquisition been consummated as of October 1, 1994.

                                                              Unaudited Pro Forma Operations
                                                                 Years Ended September 30,

                                                              1996                     1995
                                                              ----                     ----
              Total revenues                              $57,190,545              $53,378,690

              Net income                                  $ 2,578,430              $ 1,538,514

              Earnings per common share                   $      0.40              $      0.29

                                       28

                                 RENT-WAY, INC.

4.     RENTAL MERCHANDISE:

       Cost and accumulated depreciation of rental merchandise were as follows:

                                                                                                         September 30,
                                                                                                              1996
                                                                                                         -------------
       Cost                                                                                                $28,169,311
       Less accumulated depreciation                                                                        10,306,891
                                                                                                           -----------
                                                                                                           $17,862,420
                                                                                                           ===========

5.     PROPERTY AND EQUIPMENT:

       Property and equipment consists of the following:
                                                                                                         September 30,
                                                                                                              1996
                                                                                                         -------------
           Signs                                                                                            $  413,096
           Vehicles                                                                                          1,015,298
           Furniture and fixtures                                                                            1,211,367
           Leasehold improvements                                                                            2,525,370
           Building                                                                                          1,377,037
                                                                                                            ----------
                                                                                                             6,542,168
       Less accumulated depreciation and amortization                                                        1,925,806
                                                                                                            ----------
                                                                                                            $4,616,362
                                                                                                            ==========

  6.   OTHER LIABILITIES:

       Other liabilities consist of the following:

                                                                                                         September 30,
                                                                                                              1996
                                                                                                         -------------
           Accrued salaries, wages and payroll taxes                                                        $  621,621
           Accrued property taxes                                                                               22,998
           Sales taxes payable                                                                                 262,009
           Accrued interest                                                                                    197,195
           Accrued bonuses                                                                                     207,587
           Contingent liability                                                                                455,521
           Accrued rent                                                                                        167,943
           Other                                                                                               247,025
                                                                                                            ----------
                                                                                                            $2,181,899
                                                                                                            ==========

7.     DEBT:

       Debt consists of the following:

           September 30,
                                                                                            1996
                                                                                            ----
           Working Capital Loan Commitment ("WCLC") provides for borrowings up to $6,000,000 or 40% of net rental merchandise, whichever is lower.
           The percentage of net rental merchandise on which borrowings are limited reduces to 35% on July 1, 1996 and 30% on July 1, 1997. In addition, maximum borrowings may not exceed $5,000,000 after July 1,
           1997. Interest is charged at the rate of prime plus 1.5% per annum
           (9.75% at September 30, 1996). Interest payments are due monthly with the principal due on July 1, 1998. A commitment fee of .5% per annum is charged on the daily average unused portion of the WCLC. A prepayment fee is payable at a rate of 3% of the prepaid

                                       29

                                 RENT-WAY, INC.


7.     DEBT, Continued

           amount for the period July 21, 1995 to July 20, 1996, 2% of the prepaid amount for the period July 21, 1996 to July 20, 1997, and 1%
           of the prepaid amount for the period July 21, 1997 to July 20, 1998.
           The WCLC is collateralized by substantially all the assets of the
           Company and restricts payments and distributions to shareholders
           (See Note 16).                                                               $4,860,000

           Revolving Loan Commitment ("RLC") provides for borrowings up to
           $9,000,000. Borrowings are reduced by $281,250 on each of October 1,
           1995, January 1, 1996, April 1, 1996, July 1, 1996, October 1, 1996,
           January 1, 1997, April 1, 1997, July 1, 1997; by $421,875 on each of
           October 1, 1997, January 1, 1998, April 1, 1998, July 1, 1998; and
           by $562,500 on each of October 1, 1998, January 1, 1999, April 1,
           1999, and July 1, 1999; and by $703,125 on each of October 1, 1999,
           January 1, 2000, April 1, 2000 and July 1, 2000. Interest payments are due monthly. Interest is charged at the rate of prime plus 1.5%
           (9.75% at September 30, 1996). A commitment fee of 5% per annum is charged on the daily average unused portion of the RLC. A prepayment fee is payable at a rate of 3% of the prepaid amount for the period
           July 21, 1995 to July 20, 1996, 2% of the prepaid amount for the period July 21, 1996 to July 20, 1997, and 1% of the prepaid amount for the period July 21, 1997 to July 20, 1998. The RLC is
           collateralized by substantially all the assets of the Company and restricts payments and distributions to shareholders and certain
           acquisition activity (See Note 16).                                             734,250

           Convertible Subordinated Notes due July 15, 2002 bear interest at the rate of 10% per annum payable quarterly on October 15, January
           15, April 15 and July 15. The notes are convertible into the
           Company's common stock at a conversion price of $10.00 per share.
           The Company has the right to mandatorily require the noteholders to convert the notes to common stock if the market price exceeds $16.50 per share for 20 days during a 30 day consecutive period. In addition, the note holders received detachable warrants to purchase
           105,000 shares of the Company's common stock at $10.00 per share.
           The stock purchase warrants expire on July 15, 2002. The subordinated note agreement restricts the payment of dividends and requires the maintenance of certain financial covenants related to fixed charge coverage and consolidated net worth.
                                                                                         7,000,000

                                       30

                                 RENT-WAY, INC.


7.     DEBT, Continued

           Equipment financing obligations due in monthly
           installments; collateralized by the related equipment; interest percentages ranging from 8.9% to 11.9%; original terms not
           exceeding 5 years.                                                              243,792

           Notes payable due in monthly installments ranging from $500 to
           $2,500 including interest at 18.0% through December, 2006.                      141,033
                                                                                       -----------
                                                                                       $12,979,075
                                                                                       ===========

        At September 30, 1996, aggregate annual maturities of long-term debt, for the next five fiscal years ending September 30, 2001 and thereafter are as follows:

        1997                                $   888,712
        1998                                  4,945,725
        1999                                     24,741
        2000                                      9,061
        2001                                     10,384
        Thereafter                            7,100,452
                                            -----------
                                            $12,979,075
                                            ===========

8.      COMMITMENTS AND CONTINGENCIES:

        The Company leases substantially all of its retail stores under non-cancelable agreements generally for initial periods ranging from three to five years. The store leases generally contain renewal options for one or more periods of three to five years. Most leases require the payment of taxes, insurance and maintenance costs by the Company. At September 30, 1996, future minimum rental payments under non-cancelable operating leases for the next five fiscal years ending September 30, 2001 and thereafter are as follows:

        1997                                $2,746,642
        1998                                 1,919,608
        1999                                 1,265,550
        2000                                   866,588
        2001                                   547,052
        Thereafter                             443,983
                                            ----------
        Total minimum payments required     $7,789,423
                                            ==========

        Rent expense under operating leases for the years ended September 30, 1996 and 1995 was $2,508,545 and $1,429,972, respectively.

        The Company is subject to legal proceedings and claims in the ordinary course of its business that have not been finally adjudicated. Certain of these cases have resulted in contingent liabilities ranging from $500,000 to $2,530,000. The majority of such claims are, in the opinion of management, covered by insurance policies and therefore should not have a material effect on the results of operations or financial position of the Company.

        Additional claims exist in the range of $765,475 to $3,390,000 for which management believes it has meritorious defenses but for which the likelihood of an unfavorable outcome is currently not determinable. In management's opinion, each of these claims will either be indemnified by the former shareholders of MLC or covered by insurance policies and therefore will not have a material effect on the results of operations or financial condition of the Company.

        In connection with the acquisitions discussed in Note 3, the purchase price of the DLC acquisition may be adjusted upon the completion of certain procedures. Such adjustments will be recorded to the cost of the acquisition.

                                 RENT-WAY, INC.

  9.    REDEEMABLE PREFERRED STOCK:

        On July 21, 1995, in connection with the MLC acquisition (See Note 3) the Company issued 27,500 shares of Series A Redeemable Preferred Stock ("Preferred Stock"). In preference to shares of common stock, each share is entitled to receive annual cumulative cash dividends in the amount of $7 payable in quarterly installments on the first day of January, April, July and October. During 1996 the Company declared and paid dividends totalling $147,150. At September 30, 1996, dividends in arrears totaled $19,792. In the event of liquidation the holders of the preferred stock are entitled to an amount of $100 per share plus all accrued and unpaid dividends. Holders of the Preferred Stock have no voting rights; however, there are certain exceptions including the right to eight votes per share if the Company fails to pay dividends for two quarters.

        The Company must redeem all outstanding Preferred Stock on June 30, 2006 at a redemption price of $100 per share plus any accrued or unpaid dividends. The Company has the right to redeem the Preferred Stock at any time at the rate of $100 per share plus any accrued or unpaid dividends. The Company also entered into option agreements with the holders of the Preferred Stock which provide the holders with mandatory redemption rights. As discussed in Note 16, the Company exercised the redemption rights for the remaining preferred stock outstanding after September, 30, 1996.

       During 1996 the following redemptions of the Series A Preferred Stock were made: $429,400 in January, 1996, $67,700 in February, 1996, and $1,132,200 in April, 1996.

10.     INCOME TAXES:

        The Company's income tax expense consists of the following components:

                                                                           Years Ended September 30,
                                                                           1996                 1995
                                                                           ----                 ----
          Current expense:
          Federal                                                       $1,291,972               $312,611
          State and local                                                  407,600                 70,521
                                                                        ----------               --------
                                                                         1,699,572                383,132
                                                                        ----------               --------
          Deferred expense:
          Federal                                                          527,950                 48,289
          State and local                                                  153,540                 14,019
                                                                        ----------               --------
                                                                           681,490                 62,308
                                                                        ----------               --------
          Income tax expense                                            $2,381,062               $445,440
                                                                        ==========               ========

        A reconciliation of the income tax expense compared with the amount at the U.S. statutory tax rate of 34% is shown below:

                                                                           Years Ended September 30,
                                                                           1996                 1995
                                                                           ----                 ----
       Tax provision at U.S. statutory rate                             $1,777,647               $494,431
       State and local income taxes,
        net of federal benefit                                             370,352                 55,796
       Amortization of goodwill                                            280,702                 99,035
       Adjustment to tax basis of depreciable
        assets                                                                  --               (209,364)
       Other                                                               (47,639)                 5,542
                                                                        -----------              --------

        Income tax expense                                              $2,381,062               $445,440
                                                                        ==========               ========

                                 RENT-WAY, INC.

10.    INCOME TAXES, Continued

       At September 30, 1996, the components of the net deferred tax asset are as follows:

                                                                          1996
                                                                          ----
       Rental merchandise                                               $1,053,184
       Property and equipment                                              346,692
       Operating loss carry forwards                                       342,556
       Amortization of goodwill, loan fees
           and severance payments                                         (291,182)
       Other                                                                22,272
                                                                        ----------
       Net deferred tax asset                                           $1,473,522
                                                                        ==========

11.    RELATED PARTY TRANSACTIONS:

       On May 21, 1996, the Company was paid in full for a loan made to a principal shareholder. The loan carried an annual interest rate of 7.6% and the balance including accrued interest as of May 21, 1996 was $311,310. The loan was satisfied by the surrender to the Company of 10,800 shares of Common Stock valued at $15.00 per share, with the balance paid in cash.

       The Company leases six locations from a principal shareholder or a company controlled by a principal shareholder. The Company paid $238,634 and $217,162 in rent during the years ended September 30, 1996 and 1995 related to these leases, respectively. The leases have an average remaining lives of one year and require the Company to pay real estate taxes.

       The Company was in possession of land and building lots acquired from Erie Business Management Corporation ("EBMC"), a corporation controlled by a principal shareholder of the Company. The Company obtained the right to require EBMC repurchase any or all of the remaining land and building lots during a period of 30 days commencing May 31, 1996. Upon exercise of this "put" right, EBMC would have the option of paying the purchase price in cash, marketable securities (including Common Stock of the Company) or a combination of both. On June 4, 1996, the Company exercised its right to "put" the land and building lots to EBMC. The total amount due from EBMC was $946,450, comprised of the land and building lots, carrying costs, accrued interest and the difference between the dividend paid in 1993 to the principal shareholder and any profit recognized by the Company on any sales of the land or building lots prior to the exercise of the "put" option. The repurchase was satisfied in full by a combination of cash, Common Stock of the Company, the surrender for cancellation of 52,500 stock options held by the principal shareholder and the conveyance to the Company of a building and related mortgage owned by the principal shareholder, in which the Company had a 15 year capital lease. There was no gain or loss recorded by the Company as a result of its exercise of the "put".

       The Company has entered into employment contracts with certain directors and executive officers. The agreements are for a three year term commencing October 1, 1995. Payment terms for the years ending September 30, 1998 are $395,000 and $400,000, respectively.

       The Company paid a brokerage fee of $170,000, and issued 37,500 warrants exercisable at the rate of $10 per share for a five year period ending September 1, 2000 to a company in which a director of Rent-Way is a shareholder. The fee was incurred in connection with the acquisition of McKenzie Leasing Corporation (See Note 3).

       In connection with the acquisition of DAMSL (See Note 3) the Company entered into an employment contract, consulting agreements and non-compete agreements with the former shareholders of DAMSL. The employment agreement has payment terms of $172,666, $134,677 and $162,667 for the three year period ending in May 1996. The payment terms for the consulting and non-compete agreements are $165,428, $151,428, $275,428, $255,428, $295,428, $267,428 and $319,428 for 1994
       and the six following years. Expenses related to the above agreements are amortized on a straight-line basis over the terms of the agreements and aggregated $296,185 and $312,763 for the years ended September 30, 1996 and 1995, respectively.

                                 RENT-WAY, INC.

11.    RELATED PARTY TRANSACTIONS, Continued

       In connection with the acquisition of MLC (See Note 3), the Company entered into consulting and non-compete agreements with McKenzie Development Corporation ("MDC"), an affiliate of MLC and the principal shareholders of MDC, the former owners of MLC. The consulting and non-compete agreements are for seven years and have payment terms of $1,250,000 on July 21, 1995 and $200,000 per year for each of the following seven years. Expenses related to the consulting and non-compete agreements are amortized on a straight-line basis over the term of the agreements and amounted to $378,571 and $63,095 for the years ended September 30, 1996 and 1995, respectively.

       In connection with the acquisition of DLC (See Note 3), the Company entered into non-compete agreements with the former owners of DLC. The agreements are for two and three years respectively and are amortized on a straight line basis over the term of the agreements. Amortization expense for the two agreements for the year ended September 30, 1996 was $20,837.

12.    COMMON SHARES:

       The Company's Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend to shareholders of record on August 4, 1995, payable on August 18, 1995. All references in the financial statements to number of shares, per share amounts, stock option data and market prices of the Company's common stock reflect the stock split.

13.    STOCK OPTIONS:

       In June 1992, the Board of Directors of the Company adopted, and the shareholders have approved, the Rent-Way, Inc. Stock Option Plan of 1992 (the "1992 Plan") which authorizes the issuance of up to 600,000 shares of common stock pursuant to stock options granted to officers, directors, key employees, consultants, and advisors of the Company. The option exercise price will be at least equal to the fair market value of the Company's common stock on the grant date. The 1992 Plan will expire in June 2002 unless earlier terminated by the Board of Directors. The authorized number of shares, the exercise price of outstanding options and the number of shares under option are subject to appropriate adjustment for stock dividends, stock splits, reverse stock splits, recapitalizations and similar transactions. The 1992 Plan is administered by the Compensation Committee of the Board of Directors who select the optionees and determine the terms and provisions of each option grant within the parameters set forth in the 1992 Plan.

       The 1995 Stock Option Plan (the "1995 Plan") authorizes the issuance of up to 400,000 shares of Common Stock pursuant to stock options granted to officers, directors and key employees of the Company. The 1995 Plan does not provide for stock appreciation rights. The 1995 Plan is administered by the Compensation Committee of the Board of Directors and contains terms and provisions substantially identical to those contained in the 1992 Plan.

       The following is a summary of activity (as adjusted to reflect the 50% stock dividend-See Note 12) of the Company's stock options during the years ended September 30, 1996 and 1995:

                                                                                                 AVERAGE
                                                                                                  PRICE
                   STOCK OPTIONS                                       SHARES                   PER SHARE
                   -------------                                       ------                   ---------
       September 30, 1994                                              489,975                     $3.95
           Granted                                                     463,061                      8.12
           Exercised                                                   (17,268)                     4.71
           Forfeited                                                   (37,733)                     4.82
                                                                      --------

       September 30, 1995                                              898,035                      6.05
           Granted                                                     156,000                      9.18
           Exercised                                                   (52,300)                     6.56
           Forfeited                                                   (56,325)                     2.62
                                                                      --------

       September 30, 1996                                              945,410                     $6.74
                                                                       =======                     =====

                                 RENT-WAY, INC.

13.    STOCK OPTIONS, Continued

       At September 30, 1996, stock options representing 710,558 shares are exercisable at prices ranging from $2.33 to $15.13 per share. As a result of cashless exercise provisions, the 52,300 options exercised during 1996 resulted in 49,025 additional shares outstanding.

       In October 1995 the Financial Accounting Standards Board issued SFAS No. 123 - "Accounting for Stock-Based Compensation" effective for transactions entered into after December 15, 1995. The Company intends on adopting this standards disclosure only provisions in fiscal 1996. Management does not believe the adoption of this standard will have a significant impact on the financial statements of the Company.

14.    STOCK PURCHASE WARRANTS:

       During October, November and December 1992, the Company issued warrants to purchase up to 112,500 shares of common stock at $4.67 per share. The warrants are exercisable at any time for a period of five years from their respective issue dates and are subject to anti-dilution provisions providing for appropriate adjustment in the event of any reclassification, stock dividend, stock split, or similar transaction, and stock issuances below the warrant exercise price. The agreements will expire five years from the respective dates on which the warrants were issued, subject to earlier termination in certain circumstances.

       Upon the closing of the Company's initial public offering in August 1993 the underwriters received warrants to purchase 105,000 shares of common stock at a price of $6.77 per share exercisable for a period of four years commencing one year from the date of the offering.

       In July, 1995, the Company issued warrants to purchase 105,000 shares of common stock at $10.00 per share. The warrants are exercisable at any time for a period of seven years from their issue dates and are subject to anti-dilution provisions providing for appropriate adjustment in the event of any reclassification, stock dividend, stock split, or similar transactions, and stock issuances below the warrant exercise price.

       In September 1995, the Company issued warrants to purchase 37,500 shares of common stock at $10.00 per share. The warrants are exercisable at any time for a period of five years from their issue dates and are subject to anti-dilution provisions providing for appropriate adjustment in the event of any reclassification, stock dividend, stock split, or similar transactions, and stock issuances below the warrant exercise price.

       At September 30, 1996, the following warrants (as adjusted for the 50% stock dividend - See Note 12) were outstanding:

                             WARRANT                    NUMBER             EXERCISE          EXPIRATION
                              DATE                    OF SHARES             PRICE               DATE
                              ----                    ---------             -----               ----
                          October 1992                  37,500              $4.67           October 1997

                          November 1992                 37,500              $4.67           November 1997

                          December 1992                 37,500              $4.67           December 1997

                          August 1993                  105,000              $6.77           August 1998

                          July 1995                    105,000             $10.00           July 2002

                          September 1995                37,500             $10.00           September 2000

15.    EMPLOYEE BENEFIT PLAN:

       Effective January 1, 1994, the Company established the Rent-Way, Inc. 401(k) Retirement Savings Plan (the "Plan"). Participation in this Plan is available to all Company employees who meet the necessary service criteria as defined in the Plan Agreement. Company contributions to the Plan are based on a percentage of the employees contributions, as determined by the Board of Directors, and amounted to $148,509 (in the form of the Company's Common Stock) for the year ended
       September 30, 1996 and $32,126 (in cash) for the year ended
       September 30, 1995.

                                 RENT-WAY, INC.

                   NOTES TO FINANCIAL STATEMENTS (Continued)

 16.   SUBSEQUENT EVENTS:

       In October 1996, 66,212 of the shares placed into escrow in connection with MLC acquisition were returned to the Company and 158,788 were released to the former MLC shareholders. The allocation of the shares released from escrow was based on a daily average market price of $13.09 per share for the 20 trading days preceding October 1, 1996.

       On November 22, 1996 the Company entered into a new secured revolving credit facility with a syndicate of banks led by National City Bank. The new agreement provides for an aggregate maximum commitment of $40.0 million and expires in 1999. Of the $40.0 million, $7.0 million will be used to refinance the existing senior indebtedness with First Source Financial LLP.

       On November 26, 1996 the Company redeemed the remaining balance of the Series A Redeemable Preferred Stock issued in connection with the MLC acquisition. On September 30, 1996 the Company had 11,207 outstanding shares with a value of $100 per share. These shares were redeemed at a 25% discount for $840,525 with an additional $12,639 paid in accrued dividends.

                                 RENT-WAY, INC.

ITEM 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURES

There has been no change of accountants or reporting disagreements on any matter of accounting principle, practice, financial statement disclosure or auditing scope or procedure within the Company's two most recent fiscal years or the current interim period.

                                 RENT-WAY, INC.

                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Information concerning Directors, Executive Officers, Promoters and Control Persons; and Compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of shareholders to be held on March 12, 1997, which is being sent to shareholders on or about January 21, 1997.

ITEM 10  EXECUTIVE COMPENSATION

Information concerning executive compensation and management transactions is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of shareholders to be held on March 12, 1997, which is being sent to shareholders on or about January 21, 1997.

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning Certain Beneficial Owners and Management is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of shareholders to be held on March 12, 1997, which is being sent to shareholders on or about January 21, 1997.

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning Certain Relationships and Related Transactions is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of shareholders to be held on March 12, 1997, which is being sent to shareholders on or about January 21, 1997.

                                 RENT-WAY, INC.

                                    PART IV

ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following are filed as Exhibits to this Annual Report filed on Form 10-KSB for the year ended September 30, 1996:

               EXHIBIT NO.          DESCRIPTION
               -----------          -----------
               2-3              Agreement and Plan of Merger By and Among Rent-Way, Inc., McKenzie Leasing Corporation,
                                Steven A. McKenzie, Brenda J. McKenzie and others dated June 9, 1995.***

               2-4              Escrow Agreement By and Among, Steven A. McKenzie, Brenda J.  McKenzie, and others dated
                                July 21,1995

               2-5              Stock Purchase Agreement between Rent-Way, Inc., Diamond Leasing Corporation, Kenneth H.
                                Moye and Lee Brady dated July 20, 1996.*****

               3A               Amended and Restated Articles of Incorporation of Registrant.*

               3B               By-Laws of Registrant, as amended.*

               4-1              Shareholders' Agreement between Rent-Way, Inc., Marc W. Joseffer, Gerald  A. Ryan and
                                William E. Morgenstern dated May 18, 1994.**

               4A.1             Proposed form of Underwriters' Warrant.*

               4-2              Shareholder's Agreement between Rent-Way, Inc., David A. Jones, Gerald A. Ryan and William
                                E. Morgenstern dated May 18, 1994.**

               4-3              Shareholders' Agreement By and Among Rent-Way, Inc., Steven A. McKenzie, Brenda J. McKenzie
                                and others dated July 21, 1995.

               4-4              Voting Agreement By and Among McKenzie Leasing Corporation, Steven A. McKenzie, Brenda J.
                                McKenzie and others dated July 21, 1995.

               10-2             Secured Credit Agreement, dated July 21, 1995 Among First Source Financial LLP and
                                Rent-Way, Inc. and D.A.M.S.L. Corp.***

               10-3             Subordinated Note Agreement dated July 15, 1995 among Massachusetts Mutual Life Insurance
                                Company and Affiliates, thereof and Rent-Way, Inc.***

               10A              Stock Option Plan of 1992.*

               10B              1995 Stock Option Plan.****

               10C              Form of Non-Plan Stock Option Agreement.*

               10E.2            Employment Agreement with Gerald A. Ryan dated October 1, 1995

               10E.3            Employment Agreement with William E. Morgenstern dated October 1, 1995

               10E.4            Employment Agreement with Jeffrey A. Conway dated October 1, 1995

               10M              Forms of Loan Agreement with certain lenders and related Warrant and Registration
                                Agreements and Warrant.*

               10P              Form of securityholder agreements between Gerald A. Ryan and certain investors.*

               11               Statement regarding computation of earnings per share.

               23               Consent of experts and counsel

               27               Financial Data Schedule.

        * The information required by this Exhibit is included by reference to the identical exhibit in the Company's prior Registration Statement on form SB-2 as filed with the Securities and Exchange Commission on August 10, 1993
               (Registration #33-55562-NY).

       ** The information required by this Exhibit is included by reference to the identical exhibit in the Company's filing on Form 8-K with the Securities and Exchange Commission on
               May 27, 1994.

      *** The information required by this Exhibit is included by reference to the identical exhibit in the Company's filing on Form 8-K with the Securities and Exchange Commission on August 15, 1995.

     **** Previously filed as of January 5, 1996, pursuant to the Company's Registration Statement on Form SB-2
               (No. 333-116).

    ***** The information required by this Exhibit is included by reference to the identical exhibit in the Company's filing on Form 8-K with the Securities and Exchange Commission on August 8, 1996

                                 RENT-WAY, INC.

(b)    Reports on Form 8-K:

           (1) On June 3, 1996, the Company filed a Form 8-K disclosing the consummation of the acquisition of Family Rentals and Rent-America.

           (2) On August 8, 1996, the Company filed a Form 8-K disclosing that it had consummated the Stock Purchase Agreement to acquire Diamond Leasing Corporation.

                                 RENT-WAY, INC.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant: RENT-WAY, INC.

/S/ WILLIAM E. MORGENSTERN                         /S/ JEFFREY A. CONWAY
-----------------------------                      --------------------------
By: William E. Morgenstern                         By: Jeffrey A. Conway
    President and Chief                                Vice President and Chief
    Executive Office                                   Financial Officer


DECEMBER 30, 1996                                  DECEMBER 30, 1996
-----------------------------                      --------------------------
          Date                                                Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ GERALD A. RYAN                                 DECEMBER 30, 1996
-----------------------------                      --------------------------
Gerald A. Ryan                                                Date
Chairman of the Board of Directors


/S/ WILLIAM E. MORGENSTERN                         DECEMBER 30, 1996
-----------------------------                      --------------------------
William E. Morgenstern                                        Date
Director


/S/ MARC W. JOSEFFER                               DECEMBER 30, 1996
-----------------------------                      --------------------------
Marc W. Joseffer                                              Date
Director


-----------------------------                      --------------------------
Robert Fagenson                                               Date
Director

/S/ WILLIAM LERNER                                 DECEMBER 30, 1996
-----------------------------                      --------------------------
William Lerner                                                Date
Secretary and Director

-----------------------------                      --------------------------
Vince Carrino                                                 Date
Director