Form 10-Q
period 1996-12-31
RENT WAY INC
filed 1997-01-17
CIK 893046

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

           (Mark One)

           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended:        DECEMBER 31, 1996
                                           ---------------------------------
                                       OR

          [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from                 to
                                              ---------------    --------------

              Commission File Number           0-22026
                                     --------------------------

                                 RENT-WAY, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

              PENNSYLVANIA                              25-1407782
              ------------                              ----------
       (State or other jurisdiction                   (I.R.S. Employer
            of incorporation)                        Identification No.)

                 3230 WEST LAKE ROAD, ERIE, PENNSYLVANIA 16505
                 ---------------------------------------------
                    (Address of principal executive offices)

                                 (814) 836-0618
                                 --------------
                        (Registrant's telephone number)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
    -----      -----

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    CLASS                             OUTSTANDING AS OF DECEMBER 31, 1996
------------                          -----------------------------------
Common Stock                                        6,593,876

                                 RENT-WAY, INC.

                                                                                 PAGE
                                                                                 ----
PART I     FINANCIAL INFORMATION
           Item 1.  Financial Statements:

                    Balance Sheets as of December 31, 1996 and
                    September 30, 1996                                             3

                    Statements of Income, Three Months
                    Ended December 31, 1996 and 1995                               4

                    Statements of Cash Flows, Three Months Ended
                    December 31,1996 and 1995                                      5

                    Notes to Financial Statements                                  6

           Item 2.  Management's Discussion and Analysis
                    of Financial Condition and Results of Operations               9

PART II    OTHER INFORMATION
           Item 6.  Exhibits and Reports on Form 8-K                              13

           SIGNATURES

                                 RENT-WAY, INC.

                                 BALANCE SHEETS

                                                                                              FOR THE PERIOD ENDED
                                                                                      DECEMBER 31,             SEPTEMBER 30,
                                                                                          1996                     1996
                                                                                       (UNAUDITED)               (AUDITED)
                                                                                       -----------               ---------
ASSETS

Cash                                                                                    $   218,388             $   179,425
Prepaid expenses                                                                          1,668,548               1,266,087
Rental merchandise, net                                                                  21,091,472              17,862,420
Deferred income taxes                                                                     1,473,522               1,473,522
Property and equipment, net                                                               4,890,310               4,616,362
Goodwill, net                                                                            21,774,297              21,866,806
Deferred financing costs, net                                                               590,326                 377,232
Prepaid consulting fee                                                                      997,024               1,041,667
Other assets                                                                              1,511,904               1,290,217
                                                                                        -----------             -----------
        Total assets                                                                    $54,215,791             $49,973,738
                                                                                        ===========             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                                        $ 1,414,894             $ 1,746,797
Other liabilities                                                                         1,678,732               2,181,899
Income taxes payable                                                                      1,261,992               1,226,590
Debt                                                                                     18,213,090              12,979,075
                                                                                        -----------             -----------
        Total liabilities                                                                22,568,708              18,134,361

Commitments and Contingencies                                                                    --                      --

Redeemable preferred stock, Series A, without par value;
30,000 shares authorized; 11,207 shares issued and
outstanding at September 30, 1996 (See Note 6)                                                   --               1,120,700

SHAREHOLDERS' EQUITY:

Common stock, without par value; 10,000,000 shares
     authorized; 6,593,876 and 6,659,180 shares issued and
     outstanding, respectively                                                           28,187,400              27,907,225
Preferred stock, without par value; 970,000 shares authorized                                    --                      --
Retained earnings                                                                         3,459,683               2,811,452
                                                                                        -----------             -----------
        Total shareholders' equity                                                       31,647,083              30,718,677
                                                                                        -----------             -----------
        Total liabilities and shareholders' equity                                      $54,215,791             $49,973,738
                                                                                        ===========             ===========


   The accompanying notes are an integral part of these financial statements.

                                 RENT-WAY, INC.

                              STATEMENTS OF INCOME

                                                                                           FOR THE THREE MONTHS ENDED
                                                                                                  DECEMBER 31,

                                                                                           1996                    1995
                                                                                       (UNAUDITED)             (UNAUDITED)
                                                                                       -----------             -----------
REVENUES:
Rental revenue                                                                          $13,689,843             $10,185,217
Other revenue                                                                             1,974,055               1,628,827
                                                                                        -----------             -----------
       Total revenues                                                                    15,663,898              11,814,044

COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
    Rental merchandise                                                                    3,700,681               3,079,532
    Property and equipment                                                                  276,125                 167,189
    Amortization of goodwill                                                                306,212                 224,495
Salaries and wages                                                                        4,368,970               2,932,086
Advertising                                                                                 823,374                 609,133
Occupancy                                                                                 1,034,984                 797,342
Other operating expenses                                                                  3,016,066               2,504,280
                                                                                        -----------             -----------
        Total costs and operating expenses                                               13,526,412              10,314,057
                                                                                        -----------             -----------

        Operating income                                                                  2,137,486               1,499,987

OTHER INCOME (EXPENSE):
Interest expense                                                                           (375,496)               (515,151)
Interest income                                                                                 505                  16,770
Other expense, net                                                                           (2,071)                 (1,563)
                                                                                        -----------             -----------
       Income before income taxes and extraordinary item                                  1,760,424               1,000,043

Income tax expense                                                                          811,033                 460,020
                                                                                        -----------             -----------

       Income before extraordinary item                                                     949,391                 540,023

Extraordinary item                                                                         (269,017)                     --
                                                                                        -----------             -----------

       Net income                                                                           680,374                 540,023

Redeemable preferred stock, gain on redemption (dividends)                                  280,175                 (48,521)
                                                                                        -----------             -----------

       Earnings applicable to common shares                                             $   960,549             $   491,502
                                                                                        ===========             ===========
EARNINGS PER COMMON SHARE (NOTE 2):
       Primary                                                                          $      0.14             $      0.10
                                                                                        ===========             ===========
       Fully diluted                                                                    $      0.14             $      0.10
                                                                                        ===========             ===========

Weighted average number of shares outstanding:
       Primary                                                                            7,026,327               4,828,503
                                                                                        ===========             ===========

       Fully diluted                                                                      7,026,327               4,828,503
                                                                                        ===========             ===========


   The accompanying notes are an integral part of these financial statements.

                                 RENT-WAY, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                           FOR THE THREE MONTHS ENDED
                                                                                                  DECEMBER 31,

                                                                                           1996                   1995
                                                                                       (UNAUDITED)             (UNAUDITED)
                                                                                       -----------             -----------
OPERATING ACTIVITIES:
Net income                                                                              $   680,374             $   540,023
Adjustments to reconcile net income
to net cash (used in) operating activities:

    Depreciation and amortization                                                         4,283,018               3,471,216
    Deferred income taxes                                                                        --                 (10,000)
    Extraordinary item                                                                      269,017                      --
Changes in assets and liabilities:
    Prepaid expenses                                                                       (402,461)                101,439
    Rental merchandise                                                                   (6,929,733)             (5,680,072)
    Prepaid consulting fees                                                                  44,643                  44,428
    Other assets                                                                           (221,687)                 98,793
    Accounts payable                                                                       (331,903)               (265,311)
    Income taxes payable                                                                    214,747                 424,226
    Other current liabilities                                                              (503,167)               (121,385)
                                                                                        -----------             -----------
                  Net cash (used in) operating activities                                (2,897,152)             (1,396,643)

INVESTING ACTIVITIES:
    Purchase of businesses                                                                 (213,703)               (124,326)
    Purchases of property and equipment                                                    (550,073)               (650,313)
                                                                                        -----------             -----------
                  Net cash (used in) investing activities                                  (763,776)               (774,639)

FINANCING ACTIVITIES:
    Principal payments on capital lease obligation                                               --                 (10,787)
    Proceeds from borrowings                                                             13,177,032               1,794,60
    Payments on borrowings including early extinguishment                                (8,067,607)               (325,618)
    Deferred finance costs                                                                 (536,866)                     --
    Redeemable preferred stock dividend                                                     (32,143)                (37,431)
    Redeemable preferred stock redemption                                                  (840,525)                     --
    Loan to related party                                                                        --                  (8,033)
                                                                                        -----------             -----------
                  Net cash provided by financing activities                               3,699,891               1,412,740
                                                                                        -----------             -----------
                  Increase (decrease) in cash                                                38,963                (758,542)

Cash at beginning of period                                                                 179,425                 959,721
                                                                                        -----------             -----------

Cash at end of period                                                                   $   218,388             $   201,179
                                                                                        ===========             ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest                                                                        $   302,007             $   460,752
       Income taxes                                                                              --             $    45,175


   The accompanying notes are an integral part of these financial statements.

                                 RENT-WAY, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                  (unaudited)

1.    BASIS OF PRESENTATION:

      Rent-Way, Inc., (the "Company" or "Rent-Way") is a corporation organized under the laws of the Commonwealth of Pennsylvania. The Company operates a chain of rental-purchase stores that rent durable household products such as home entertainment equipment, furniture, and major appliances and jewelry to consumers on a weekly or monthly basis. The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments), which are necessary for a fair statement of the financial position, results of operations and cash flows of the Company have been made. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

      Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation. As a result of meeting specified criteria the Company is now filing under regulation S-K, where previously it had been reporting under regulation S-B.

      These financial statements and the notes thereto should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996.

2.    EARNINGS PER COMMON SHARE:

      Primary and fully diluted earnings per common share are computed based on net income after preferred stock dividend requirements and the redemption of redeemable preferred stock on a discounted basis. The weighted average number of common shares outstanding during each period is adjusted to give effect to stock options and warrants considered to be dilutive common stock equivalents. Additionally, fully diluted weighted average number of shares outstanding are adjusted to give effect to convertible debt deemed to be another potentially dilutive security.

3.    ACQUISITIONS:

      On July 25, 1996 the Company acquired all the outstanding shares of Diamond Leasing Corporation ("DLC"); a chain of 11 rental-purchase stores operating in Delaware, Maryland and Pennsylvania with annual revenues of approximately $7.0 million in exchange for consideration consisting of 20,358 (unregistered shares subject to the provisions of Rule 144 of the Securities and Exchange Act) shares of the Company's common stock and $4,102,296 in cash. Pursuant to the terms of the acquisition, $325,000 of the purchase price was placed in escrow subject to the terms of the escrow agreement. The escrow agreement provides that $175,000 will be held pending completion of a financial audit of DLC and $150,000 will be held for a three year period from the date of closing. The acquisition was accounted for using the purchase method of accounting. DLC's assets and liabilities were recorded at their estimated fair values as of the acquisition date. The fair values of rental merchandise and certain liabilities, and the final purchase price will be finalized upon the completion of certain additional procedures. The excess of the acquisition costs over the fair value of the assets acquired ("goodwill") of $4,440,715 is being amortized on a straight-line basis over twenty years. The total cost of the net assets acquired was $4,289,796 ($187,500 in common stock and $4,102,296 in cash) and consisted of assets of $7,253,619 less liabilities assumed of $2,363,136 and acquisition costs of $600,687. Assets acquired (at estimated fair value) other than goodwill consisted principally of rental merchandise of $1,359,808, property and equipment of $310,850, non-compete agreements of $300,000 and deferred tax assets of $744,808. Liabilities assumed (at estimated fair value) consisted principally of trade accounts payable of $582,693 and bank debt of $1,446,238. The Statement of Income for the three months ended December 31, 1996 includes the operations of DLC for the entire period.

                                 RENT-WAY, INC.

                                        (unaudited)

3.    ACQUISITIONS, Continued

      During fiscal year 1996, the Company also purchased from 5 separate entities the rental merchandise and contracts of 21 stores in Maryland, New York, Pennsylvania, Virginia and the District of Columbia with combined annual revenues of approximately $4.2 million. The Company paid cash in exchange for such assets and each acquisition was recorded using the purchase method of accounting. The acquired assets were recorded at their estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of the assets acquired ("goodwill") of $3,041,984 is being amortized on a straight line basis over twenty years. The total cost of the net assets acquired was $3,763,250 and consisted of assets of $3,906,984 less liabilities assumed of $44,814 and acquisition costs of $98,920. The Statement of Income for the three months ended December 31, 1996 includes the operating results for these stores for the entire period.

      On July 21, 1995, the Company acquired McKenzie Leasing Corporation ("MLC"), a privately owned 45 store rental-purchase chain with annual revenues of approximately $22.0 million. The Company acquired all of the common stock of MLC in exchange for 581,688 (unregistered shares subject to the provisions of Rule 144 of the Securities and Exchange Act and a shareholder agreement) shares of the Company's common stock, a stock option to purchase 115,812 shares of the Company's common stock at $9.28 per share and $2,750,000 of redeemable preferred stock. The 115,812 stock options are 100% exercisable and expire five years from the date of grant. Of the common stock issued, 356,688 shares were delivered to the former shareholders of MLC and 225,000 were placed in escrow. In October 1996, 65,657 of the escrowed shares were returned to the Company and 159,343 were released to the former MLC shareholders. The allocation of the shares released from escrow was based on the daily average market price of $13.08 per share for the twenty trading days preceding October 1, 1996. The acquisition was accounted for using the purchase method of accounting. MLC's assets and liabilities were recorded at their estimated fair values as of the acquisition date. The excess of the acquisition cost over the fair value of the net liabilities assumed ("goodwill") of $11,113,233 is being amortized on a straight-line basis over twenty years. The total cost of the net assets acquired was $6,469,293 ($3,684,024 in common stock and $2,750,000 in redeemable preferred stock and $35,269 in cash) and consisted of assets of $16,670,501 less liabilities assumed of $8,726,921 and acquisition expenses of $1,474,287. The estimate of the total cost of the acquisition may be adjusted based on the resolution of certain contingencies.

4.    CONTINGENCIES:

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

                                 RENT-WAY, INC.

                                  (unaudited)

5.      DEBT:

        On November 22, 1996, the Company entered into a new collateralized revolving credit facility (the "new facility") with a syndicate of banks led by National City Bank of Pennsylvania, providing for loans or letters of credit up to $40.0 million. The syndicate is composed of four banks, with National City Bank of Pennsylvania, LaSalle National Bank, and Harris Trust and Savings Bank committed for an equal ratable share of 27.25%, of the loans made under the new facility and Heller Financial, Inc. committed for an 18.25% ratable share. The new facility replaces the Company's prior $15.0 million Secured Credit Agreement with First Source Financial LLP. Of the $40.0 million available under the new facility, approximately $7.0 million was used to refinance existing senior indebtedness with the balance available for store acquisitions. The new facility expires on November 22, 1999.

        Under the new facility the Company may borrow funds at either the prime-rate plus 0.5% or the euro-rate plus 2.75%. Borrowings under the euro-rate option require the Company to select a fixed interest period during which the euro-rate is applicable with the borrowed amount not to be repaid prior to the last day of the selected interest period. In addition, borrowing tranche's under the euro-rate option must be in integral multiples of $250,000 and not less than $1,000,000 in total. Commitment fees associated with the new facility are equal to 0.25% per annum on each banks' committed amount.

        The new credit facility requires the Company to meet certain financial covenants and ratios including maximum leverage, minimum interest coverage and minimum tangible net worth ratios. In addition, the Company must meet requirements regarding monthly, quarterly and annual financial reporting. The new facility also contains covenants which restrict the actions of the Company with respect to the payment of dividends, acquisitions, mergers, disposition of assets or subsidiaries, issuance of capital stock and capital expenditures. The Company may at any time repay outstanding borrowings, in whole or part, without premium or penalty, except with respect to restrictions identified above in connection with the selection of the euro-rate interest option. As of December 31, 1996 the Company was in compliance with the covenants contained in the new facility.

        As a result of the refinancing the Company incurred an extraordinary loss, net of tax benefit, of $269,017. The extraordinary loss was composed of a $124,590 ($74,754 net of tax benefit) prepayment penalty for early retirement of debt and a $323,772 ($194,263 net of tax benefit) write-off of deferred financing costs associated with the refinanced debt.

6.      REDEEMABLE PREFERRED STOCK:

        On November 26, 1996, the Company redeemed the remaining shares of its Series A Redeemable Preferred Stock issued in connection with the acquisition of MLC. At the time of redemption there were 11,207 outstanding shares with a face amount of $100 per share. These shares were redeemed at a twenty-five percent discount for an aggregate purchase price of $840,525.

7.      SUBSEQUENT EVENTS:

        On January 2, 1997, the Company signed a Stock Purchase Agreement and acquired Bill Coleman T.V., Inc., a privately-owned 15-store rental-purchase chain in Michigan. The Company paid approximately $6.0 million in cash, and an option to purchase 25,000 shares of the Company's common stock at an exercise price of $8.875, with $350,000 placed in an escrow account as a source of payment for seller's breaches of representations and warranties and final purchase price adjustments. The acquisition considerably strengthens the Company's penetration in Michigan from seven to twenty-two stores, and is in line with the Company's strategy to cluster stores in selected markets.

                                 RENT-WAY, INC.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

During the three month period ended December 31, 1996, the Company generated record revenues, operating income and income before the effect of an extraordinary item. The Company's total revenues increased by 32.6% compared to the same three month period last year. Operating income and income before the effect of an extraordinary item increased by 42.5% and 75.8%, respectively, when compared to the same three month period last year. The increase in revenue, operating income and net income are primarily due to acquisitions made during fiscal 1996, improved same store operating profits, including stores acquired from MLC and a reduction in certain expenses resulting from economies of scale.

During the three months ended December 31, 1996, the Company took steps to support it's acquisition strategy by obtaining a new collateralized revolving credit facility. In November 1996, the Company secured a $40.0 million collateralized revolving credit facility from a syndicate of banks led by National city Bank of Pennsylvania. Of the total facility, approximately $7.0 million was used to refinance existing senior debt with the remainder of such facility available for future store acquisitions. As a result of the refinancing, the Company incurred an extraordinary loss, net of tax benefit, of $269,017. The extraordinary item is composed of a pre-payment penalty resulting from the early extinguishment of debt and the write-off of deferred finance costs associated with the refinanced debt. Also in connection with the refinancing, the Company redeemed the remainder of its Series A Redeemable Preferred Stock. The Company redeemed the preferred stock at a 25% discount to face value resulting in a gain of $280,175. As a result of these adjustments, earnings applicable to common shares increased 95.4% to $960,549 from $491,502 compared to the same period last year.

On January 2, 1997, the Company signed a Stock Purchase Agreement and acquired Bill Coleman T.V., Inc., a privately-owned 15-store rental-purchase chain in Michigan. The Company paid approximately $6.0 million in cash and an option to purchase 25,000 shares of the Company's common stock at an exercise price of $8.875, with $350,000 placed in an escrow account as a source of payment for seller's breaches of representations and warranties and final purchase price adjustments. The acquisition considerably strengthens the Company's penetration in Michigan from seven to twenty-two stores, and is in line with the Company's strategy to cluster stores in selected markets.

Management is actively seeking merger and acquisition candidates with financial and geographic profiles consistent with the Company's growth objectives.

                                 RENT-WAY, INC.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (Continued)

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from the Company's unaudited Statements of Income, expressed as a percentage of revenues.

                                                                         THREE MONTHS ENDED
                                                                             DECEMBER 31,

                                                                           1996           1995
                                                                           ----           ----
Revenues:
  Rental revenue                                                           87.4%           86.2%
  Other revenue                                                            12.6            13.8
                                                                          -----           -----
     Total revenues                                                       100.0           100.0

Costs and operating expenses:
  Depreciation and amortization:
     Rental merchandise                                                    23.6            26.1
     Property and equipment                                                 1.8             1.4
     Amortization of goodwill                                               2.0             1.9
                                                                          -----           -----
         Total depreciation and amortization                               27.4            29.4

  Salaries and wages                                                       27.9            24.8
  Advertising                                                               5.3             5.2
  Occupancy                                                                 6.6             6.7
  Other operating expenses                                                 19.2            21.2
                                                                          -----           -----
         Total costs and operating expenses                                86.4            87.3

   Operating income                                                        13.6            12.7

   Interest expense                                                        (2.4)           (4.4)
   Other Income                                                              --              .2
                                                                          -----           -----

   Income before income taxes and extraordinary item                       11.2             8.5

   Income tax expense                                                      (5.2)           (3.9)
                                                                          -----           -----

   Income before extraordinary item                                         6.0             4.6

   Extraordinary item                                                      (1.7)             --
                                                                          -----           -----

   Net income                                                               4.3             4.6

   Redeemable preferred stock, gain on redemption (dividends)               1.8            (0.4)
                                                                          -----           -----

   Earnings applicable to common shares                                     6.1%            4.2%
                                                                          =====           =====

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

For the three months ended December 31, 1996 compared to the three months ended December 31, 1995, total revenues increased by $3.9 million (32.6%) to $15.7 million from $11.8 million. The increase was principally due to the inclusion of the results for the stores acquired during fiscal 1996. The stores acquired in 1996 accounted for $3.3 million (84.6%) of the increase while the Company's same stores accounted for $0.6 million (15.4%) of the increase. Other revenue increased by $0.4 million (21.2%) to $2.0 million from $1.6 million principally due to stores acquired in 1996.

For the three months ended December 31, 1996 compared to the three months ended December 31, 1995, total costs and operating expenses increased to $13.5 million from $10.3 million primarily as a result of the costs and operating expenses associated with stores acquired in 1996, but decreased to 86.4% from 87.3% of total revenues. This decrease of 0.9% resulted primarily from a 2.0% decrease in depreciation and amortization as a

                                 RENT-WAY, INC.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (Continued)

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995, Continued

percentage of total revenues, a 0.1% decrease in occupancy as a percentage of total revenues and a 2.0% decrease in other operating expenses as a percentage of total revenues. Depreciation expense related to rental merchandise increased by $0.6 million to $3.7 million from $3.1 million, but decreased by 2.5% as a percentage of total revenues primarily due to increases in weekly rental rates, lower purchase costs of rental merchandise due to increasing volume, and improvements in the realization of potential collectible rental revenue. Amortization of goodwill increased by $0.1 million primarily because of the increase in goodwill related to stores acquired in 1996. Salaries and wages increased by $1.5 million to $4.4 million from $2.9 million principally due to the addition of twenty-six new locations, an increase in same store payroll, up grades in the regional manager position, and an overall strengthening of corporate personnel. The twenty-six locations from recent acquisitions produced additional payroll cost of approximately $0.9 million for the three month period. Same store payroll increased $0.3 million as compared to the same quarter last year. The upgrade in the regional manager position and the strengthening of corporate personnel were responsible for an increase during the three month period of approximately $0.2 million and $0.1 million, respectively. Salaries and wages were 27.9% and 24.8% of total revenues for the three months ended December 31, 1996 and 1995, respectively. The Company, in anticipation of future growth, has strengthened store and regional personnel by upgrading with managers who have extensive multi-unit experience. In addition to this upgrade, the increase in salaries and wages in relation to total revenues was primarily due to the increase in staffing levels in the McKenzie stores, the twenty-six stores acquired this year having a lower average revenue base than existing Rent-Way stores, and a fewer number of stores per regional manager added from current year acquisitions. Advertising expense increased $0.2 million or 0.1% as a percentage of total revenues to $0.8 million from $0.6 million principally due to the addition of the stores acquired in 1996. Occupancy expense increased $0.2 million to $1.0 million from $0.8 million principally due to the addition of the stores acquired in 1996, but decreased to 6.6% from 6.7% of total revenues. Other operating expenses increased $0.5 million to $3.0 million from $2.5 million principally due to the addition of the stores acquired in 1996, but decreased to 19.2% from 21.2% of total revenues. This 2.0% decrease occurred because of the Company's ability to allocate corporate costs and certain overhead costs over a greater number of stores and increased revenues.

For the three months ended December 31, 1996 compared to the three months ended December 31, 1995, operating income increased by $0.6 million (42.5%) to $2.1 million from $1.5 million , and increased to 13.6% from 12.7% of total revenues. The improvement in operating income was principally due to the stores acquired in 1996 and the factors discussed above.

For the three months ended December 31, 1996 compared to the three months ended 1995, interest expense decreased by $0.1 million to $0.4 million from $0.5 million. In addition, interest expense decreased to 2.4% from 4.4% of total revenues. This decrease was principally due to the repayment of approximately $13.2 million of outstanding senior debt with funds from the Company's public stock offering in March 1996, and lower interest rates associated with the new collateralized revolving credit facility obtained in November 1996 (See Note 5 to the Financial Statements).

For the three months ended December 31, 1996 compared to the three months ended December 31, 1995, income tax expense increased to $0.8 million from $0.5 million because the Company generated greater taxable income. The Company is accruing income tax expense based on an effective tax rate of 46%, which is higher than the statutory tax rates, because amortization expense related to goodwill incurred in connection with its acquisitions is not deductible for purposes of computing income tax.

For the three months ended December 31, 1996 compared to the three months ended December 31, 1995, net income increased by $0.2 million (26.0%) to $0.7 million from $0.5 million. The increase, was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

On November 22, 1996, the Company entered into a new collateralized revolving credit facility (the "new facility") with a syndicate of banks led by National City Bank of Pennsylvania, providing for loans or letters of credit up to $40.0 million. The syndicate is comprised of four banks, with National City Bank of Pennsylvania, LaSalle National Bank, and Harris Trust and Savings Bank committed for an equal ratable share of 27.25%, and Heller Financial, Inc. committed for an 18.25% ratable share. This agreement replaces the existing $15.0 million Secured Credit Agreement with First Source Financial LLP. Of the $40.0 million, approximately $7.0 million was used to refinance existing senior indebtedness with the balance available for store acquisitions. The agreement expires on November 22, 1999. As of December 31, 1996, the Company had approximately $10.0 million of availability under its working capital loan commitment.

                                 RENT-WAY, INC.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (Continued)

LIQUIDITY AND CAPITAL RESOURCES, Continued

For the three months ended December 31, 1996 compared to the three months ended December 31, 1995, the Company's net cash used in operating activities increased to $2.9 million from $1.4 million. This increase was principally due to a $1.2 million increase in rental merchandise purchases, a $0.5 million increase in prepaid assets and a $0.4 million increase in current liabilities, offset by increases in non-cash amortization and depreciation. The increase in depreciation, amortization, and rental merchandise purchases resulted primarily from the stores acquired in 1996.

For the three months ended December 31, 1996 compared to the three months ended December 31, 1995, the Company's net cash used in investing activities remained stable at $0.8 million.

For the three months ended December 31, 1996 compared to the three months ended December 31, 1995, the Company's net cash provided by financing activities increased to $3.7 million from $1.4 million. The increase in net cash provided by financing activities was principally due to increased borrowings on the Company's credit facilities.

INFLATION

During the three months ended December 31, 1996, the cost of rental merchandise, lease rental expense and salaries and wages have increased modestly. These increases have not had a significant effect on the results of operations because the Company has been able to charge commensurably higher rental for its merchandise. This trend is expected to continue in the foreseeable future.

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

CAUTIONARY STATEMENT

This Report on Form 10-Q and the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company's expectations or beliefs concerning future events. Any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, (i) the ability of the Company to acquire additional rental-purchase stores on favorable terms, (ii) the ability of the Company to improve the performance of such acquired stores and to integrate such acquired stores into the Company's operations, and (iii) the impact of state and federal laws regulating or otherwise affecting the rental-purchase transaction.

Undo reliance should not be placed on any forward-looking statements made by or on behalf of the Company as such statements speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, the occurrence of future events or otherwise.

                                 RENT-WAY, INC.

                           PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A.   EXHIBITS

          The Exhibits filed as part of this report are listed below.

              EXHIBIT NO.       DESCRIPTION
              -----------       -----------
                  11            Computation of Net Income per Common Share.

                  27            Financial Data Schedule.

     B.   REPORTS ON FORM 8-K

              None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


      1/16/97                  /s/ JEFFREY A. CONWAY
------------------------       ------------------------------------
Date                           Jeffrey A. Conway
                               Vice President and Chief Financial Officer
                               (Principal Financial and Accounting Officer
                               and Duly Authorized Officer)