Form 10-Q
period 1997-03-31
RENT WAY INC
filed 1997-05-14
CIK 893046

                       UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION

                 Washington, D.C.  20549

                         FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:         March 31, 1997
                               ---------------------------------

                           OR

[    ]      	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(D)
      	 	    OF THE SECURITIES EXCHANGE ACT of 1934

	For the transition period from 		            to
                                -------------   -------------

	Commission File Number 	           0-22026
                        -------------------------------

                     	RENT-WAY, INC.
	(Exact name of registrant as specified in its charter)

		      Pennsylvania	 		                                   25-1407782
        ------------                                       ----------
	(State or other jurisdiction                           (I.R.S. EMPLOYER
       of incorporation)                               Identification No.)

             		3230 West Lake Road, Erie, Pennsylvania  16505
               ----------------------------------------------
		                (Address of principal executive offices)

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

Yes		X		        No
    ---            ---

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                                 OUTSTANDING AS OF MARCH 31, 1997
-------------                             --------------------------------
	Common Stock	                                         6,623,612

                               RENT-WAY, INC.

                                	     																													Page
                                                                   ----
Part I	      Financial Information
	            Item 1.	Financial Statements:

                   		Balance Sheets as of March 31, 1997 and
                   		September 30, 1996	                             3

                   		Statements of Income, Three and Six Months
                   		Ended March 31, 1997 and 1996	                  4

                   		Statements of Cash Flows, Six Months Ended
                   		March 31,1997 and 1996	                         5

                   		Notes to Financial Statements	                  6

           	Item 2.	 Management's Discussion and Analysis
                   		of Financial Condition and Results
                     of Operations	                                 11

Part II	    Other Information

            Item 2.  Changes in Securities                          17

           	Item 4.		Submission of Matters to Vote of
                     Security Holders		                             17

           	Item 6.		Exhibits and Reports on Form 8-K	              18

	           Signatures						                                        18


                                RENT-WAY, INC.

                                BALANCE SHEETS

                                            	For the period ended

                                     	March 31,	              September 30,
		                                      1997                    		199
                                   ---------------            -------------
                                     (unaudited)
ASSETS

Cash	                              $	    2,095,847	           $    	179,425
Prepaid expenses		                       1,866,249		              1,266,087
Rental merchandise, net		               30,926,101               17,862,420
Deferred income taxes		                  1,572,188                1,473,522
Property and equipment, net		            7,023,346		              4,616,362
Goodwill, net		                         41,335,305		             21,866,806
Deferred financing costs, net		          1,409,618		                377,232
Prepaid consulting fee		                   952,381		              1,041,667
Other assets		                           1,588,461		              1,290,217
                                   ---------------            -------------
     	Total assets	                $	   88,769,496           $ 	49,973,738
                                   ===============            =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable	                  $	    3,087,271	           $	  1,746,797
Other liabilities		                      4,416,793		              2,181,899
Income taxes payable		                   1,938,294                1,226,590
Debt		                                  46,281,791		             12,979,075
                                   ---------------            -------------
     	Total liabilities		               55,724,149               18,134,361

Commitments and Contingencies	              -                       	-

Redeemable preferred stock, Series
A, without par value; 11,207 shares
issued and outstanding at September
30, 1996 (see Note 6)                       -                    	1,120,700

Shareholders' equity:
Common stock, without par value
20,000,000 shares	authorized;
6,623,612 and 6,659,180 shares issued
and	outstanding, respectively	          28,258,240               27,907,225
Preferred stock, without par value;
1,000,000 shares authorized	                -                       	-
Retained earnings		                      4,787,107		              2,811,452
                                   ---------------             ------------
      Total shareholders' equity		      33,045,347		             30,718,677
                                   ---------------             ------------
	     Total liabilities and
        shareholders' equity	      $   	88,769,496            $ 	49,973,738
                                   ===============            =============

The accompanying notes are an integral part of these financial statements.

                             RENT-WAY, INC.

                          STATEMENTS OF INCOME

                         	         For the three months ended        For the six months ended
	                                          March 31,	                        March 31,
	                                   1997	               1996	         1997		            1996
                                    ----                ----          ----              ----
		                                        (unaudited)                    			(unaudited)
                                    ------------------------          ----------------------
REVENUES:
Rental revenue	                 $	19,836,214	       $	10,631,533	   $	33,526,057	     $	20,816,750
Other revenue		                    2,709,167		         1,715,236		     4,683,222		       3,344,063
                                ------------        ------------    ------------      ------------
	     Total revenues	             22,545,381		        12,346,769		    38,209,279		      24,160,813

COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
 	Rental merchandise		             5,197,299		         3,381,083		     8,897,980		       6,460,615
 	Property and equipment		           317,392		           187,795         593,517		         354,985
 	Amortization of goodwill		         467,830	            225,872		       774,042		         419,405
Salaries and wages		               5,667,057		         3,038,864      10,036,027	        5,970,950
Advertising		                      1,130,224		           492,264		     1,953,598		       1,101,397
Occupancy		                        1,589,709		           761,055		     2,624,693		       1,558,397
Other operating expenses		         4,842,079		         2,698,349		     7,858,145		       5,202,629
                                ------------         -----------   -------------      ------------
     	Total costs and
        operating expenses		      19,211,590		        10,785,282		    32,738,002		      21,068,378
                                ------------         -----------   -------------      ------------
     	Operating income		           3,333,791		         1,561,487		     5,471,277		       3,092,435

OTHER INCOME (EXPENSE):
Interest expense		                  (872,184)		         (520,997)		   (1,247,680)		     (1,067,109)
Interest income		                        415		            16,879		           920		          33,649
Other income (expense), net		        (21,724)		           35,615		       (23,795)		         34,053
                                ------------         -----------   -------------      ------------
     	Income before income taxes
       and extraordinary item    		2,440,298 	         1,092,984		     4,200,722		       2,093,028

Income tax expense		               1,145,017  	          503,935		     1,956,050	           963,956
                                ------------         -----------   -------------      ------------
    		Income before
			     extraordinary item		       1,295,281		           589,049		     2,244,672		       1,129,072

Extraordinary item		                   -	      	            -	      		  (269,017)		           -
                                ------------         -----------   -------------      ------------
Net income				                     1,295,281		           589,049		     1,975,655		       1,129,072

Preferred stock (dividend)/gain
 	on redemption				                    -                 (39,426)		      280,175		         (90,108)
                                ------------         -----------   -------------      ------------
Earnings applicable to common
 	shares	                       $ 	1,295,281	        $  	549,623	  $  	2,255,830	     $ 	1,038,964
                                ============         ===========   =============      ============
EARNINGS PER COMMON SHARE
(NOTE 2):
  Primary earnings per share (adjusted to give effect to any preferred stock (dividend)/gain on redemption):
    Income before extraordinary
     item    	                  $      	0.18	        $     	0.11	  $        0.36     $    	   0.21
                                ============         ===========   =============      ============
    Net income                  $       0.18         $      0.11   $        0.32      $       0.21
                                ============         ===========   =============      ============

  Fully diluted	earnings per share (adjusted to give effect to any preferred stock (dividend)/gain on redemption):
    Income before extraordinary
     item                       $      	0.18	        $     	0.11	  $       	0.35     $        0.21
                                ============         ===========   =============      ============
    Net income                  $       0.18         $      0.11   $        0.32      $       0.21
                                ============         ===========   =============      ============

Weighted average common
shares outstanding:
     	Primary		                    7,052,546		         4,868,325		     7,042,041		       4,852,200
                                ============         ===========   =============      ============
     	Fully diluted		              8,687,836		         5,004,273		     8,207,427		       4,942,690
                                ============         ===========   =============      ============

The accompanying notes are an integral part of these condensed financial statements.

                                    RENT-WAY, INC.

                              STATEMENTS OF CASH FLOWS

                                                  	For the six months ended
	                                                          March 31,
                                                 		1997               1996
				                                           ------------      ------------
                                                (unaudited)       (unaudited)
OPERATING ACTIVITIES:
Net income			                                  $  1,975,655     $ 	1,129,072
Adjustments to reconcile net income
to net cash provided by operating activities:
	  Depreciation and amortization				             10,265,539		       7,281,675
  	Deferred income taxes						                      (98,666)          (20,000)
  	Extraordinary item	                          		  269,017
Changes in assets and liabilities:
  	Prepaid expenses				                            (405,896)		       (363,231)
  	Rental merchandise				                       (13,661,661)		     (8,146,284)
  	Prepaid consulting fees				                       89,286		          89,071
   Other assets				                                (155,507)		       (199,823)
  	Accounts payable				                             360,578 	         (14,757)
  	Income taxes payable				                         792,383		         712,465
  	Other current liabilities				                    557,102	       		(301,775)
                                               ------------      ------------
    		Net cash provided by operating activities		   733,326		         166,413

INVESTING ACTIVITIES:
	  Purchase of businesses, net of cash acquired
    of $827,912 in 1997  				                   (21,289,455)		       (180,937)
  	Purchases of property and equipment				       (1,614,140)		     (1,015,089)
                                               ------------      ------------
    		Net cash used in investing activities	  		(22,903,595) 	     (1,196,026)

FINANCING ACTIVITIES:
   Principal payments on capital lease obligation    -                (12,919)
  	Proceeds from borrowings				                  38,126,385 	      12,214,516
  	Payments on borrowings including
    early extinguishment		                      (10,447,199)		    (24,167,586)
	  Redeemable preferred stock dividend		          		(32,143)        		(88,112)
  	Redeemable preferred stock redemption				       (840,525)       		(497,100)
   Deferred Finance Costs                        (1,356,158)            -
  	Common stock				                                 102,983		      14,440,562
  	Loan to related party	                         			-     	        		(11,450)
                                               ------------      ------------
    		Net cash provided by financing activities	 25,553,343		       1,877,911
                                               ------------      ------------
    		Increase in cash				                        1,916,422		         848,298

Cash at beginning of period				                     179,425		         959,721
                                               ------------      ------------
Cash at end of period			                       $ 	2,095,847	     $ 	1,808,019
                                               ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
	  Cash paid during the period for:
		  Interest			                                $ 	  989,966	     $   	845,476
  		Income taxes			                            $  1,163,368	     $   	270,175


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

   	Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation. As a result of meeting specified criteria the Company is now filing under Regulation S-X under the Securities Act of 1933 (the "Securities Act"), where it had previously been reporting under Regulation S-B under the Scurities Act.

   	These financial statements and the notes thereto should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996.

2.  EARNINGS PER COMMON SHARE:

    Primary and fully diluted earnings per common share are computed based on net income after preferred stock dividend requirements and the redemption of redeemable preferred stock on a discounted basis, if applicable. The weighted average number of common shares outstanding during each period is adjusted to give effect to stock options and warrants considered to be dilutive common stock equivalents. Additionally, fully diluted weighted average number of shares outstanding are adjusted to give effect to convertible debt deemed to be another potentially dilutive security.

    The Company, in recognition of requirements under Statement of Financial Accounting Standards ("SFAS") No. 128, has determined the impact of basic and dilutive earnings per common share. Basic earnings per common share is computed using income available to common shareholders divided by the weighted average number of common shares outstanding. Dilutive earnings per common share is computed using income available to common shareholders and the weighted average number of shares outstanding is adjusted to give effect to other dilutive securities.

                                RENT-WAY, INC.

                        NOTES TO FINANCIAL STATEMENTS
                                 (unaudited)

2.  EARNINGS PER COMMON SHARE, Continued:

    The following table discloses the impact of SFAS No. 128 on the Company's earnings per common share for the three and six month periods ended March 31, 1997.

                                                	For the three months ended	   For the six months ended

                                                      		   March 31,                    March 31,
                                                 -------------------------     -------------------------
                                                  		1997           1996           1997	          1996
                                                 ----------     ----------     ----------     ----------
    Weighted average common shares outstanding	   6,609,853      4,307,902      6,602,048      4,246,322

    Plus:  shares applicable to:

        Options and warrants                        442,982        696,838        440,880        696,838
        10% Convertible notes                       704,225          -            704,225          -
        7% Convertible debentures                   903,776          -            460,274          -
                                                 ----------     ----------     ----------     ----------
    Adjusted weighted average common
     shares outstanding                           8,687,836      5,004,273      8,207,427      4,942,690
                                                 ==========     ==========     ==========     ==========

    Net income available to common shareholders
     for Basic EPS                               $1,295,281     $  549,623     $2,255,830     $1,038,964

    Plus:  Impact of assumed conversions:

        Interest on 10% convertible notes
         (net of tax)                               105,000          -            210,000          -
        Interest on 7% covertible debentures
         (net of tax)                               140,000          -            140,000          -
                                                 ----------     ----------     ----------     ----------
    Net income available to common shareholders
    plus assumed conversions for Diluted EPS     $1,540,281     $  549,623     $2,605,830     $1,038,964
                                                 ==========     ==========     ==========     ==========
    Basic earnings per common share (adjusted to give effect to any preferred stock (dividend)/gain on redemption):

        Income before extraordinary item         $     0.20     $     0.13     $     0.38     $     0.24
                                                 ==========     ==========     ==========     ==========
        Net income                               $     0.20     $     0.13     $     0.34     $     0.24
                                                 ==========     ==========     ==========     ==========

    Diluted earnings per common share (adjusted to give effect to any preferred stock (dividend)/gain on redemption):
        Income before extraordinary item         $     0.18     $     0.11     $     0.35     $     0.21
                                                 ==========     ==========     ==========     ==========
        Net income                               $     0.18     $     0.11     $     0.32     $     0.21
                                                 ==========     ==========     ==========     ==========

Following are pro forma results of operations for the six months ended March 31, 1997 and 1996 assuming the acquisitions of Diamond Leasing, Coleman and Rental King had occurred on Oactober 1, 1996. The results are not necessarily indicative of future operations or what would have occurred had the acquisitions been consummated as of October 1, 1996.

                                           Unaudited Pro Forma Operations
                                             Six months ended March 31,
                                         ----------------------------------

                                             1997                   1996
                                         -----------            -----------
Revenues                                 $47,921,402            $47,765,071

Income before extraordinary item         $ 2,527,159            $ 2,242,142

Net income                               $ 1,087,237            $ 2,242,142

Earnings per common share (adjusted to give effect to any preferred stock
 (dividends)/gain on redemption):
     Income before extraordinary item    $      0.32            $      0.31
     Net income                          $      0.31            $      0.31

3.	 ACQUISITIONS:

  		On January 24, 1997, the Company signed a definitive purchase agreement to acquire all the outstanding shares of Perry Electronics, Inc. d/b/a
    Rental King ("Rental King").  On February 6, 1997, the Company
    consummated the transaction and acquired all the outstanding shares of
    Rental King, assuming effective control of the results of operations as of February 1, 1997.  At the time of acquisition Rental King operated a chain of rental-purchase stores in Colorado, Florida, Indiana, Kentucky,
    Michigan, Ohio and West Virginia with annual revenues of approximately
    $24.0 million.  The consideration paid in exchange for all the outstanding shares of Rental King was $18.3 million in cash.  Pursuant to the terms of the purchase agreement, $2.0 million of the purchase price was placed in escrow, subject to the terms of the escrow agreement to satisfy sellers representations and warranties and any price adjustments.  The escrow agreement provides for release of the entire amount pending the completion of the required financial audits of Rental King.  The acquisition was accounted for using the purchase method of accounting.
    Rental King's assets and liabilities were recorded at their estimated fair market values as of the date of the acquisition.  The fair values of rental merchandise, property and equipment, intangible assets certain liabilities and the final purchase price will be

                                 RENT-WAY, INC.

                                  (unaudited)

3.	 ACQUISITIONS, Continued:

    finalized based on the completion of the financial statement audit valuation procedures and certain additional procedures. The estimated excess of the acquisition cost over net assets acquired, ("goodwill") of $15.7 million is being amortized on a straight line basis over twenty years. The total costs of the net assets acquired was $17.9 million and consisted of assets of $23.9 million less liabilities assumed of $5.5 million and acquisition costs of $0.4 million. The acquisition of Rental King was primarily funded by the application of the net proceeds received on a private placement of $20.0 million in subordinated convertible debentures (see Note 7). The balance of the cash paid on closing was drawn upon the Company's existing line of of credit.
    The statement of income for the three and six month periods ended
    March 31, 1997 includes the results of operations of Rental King since February 1, 1997.

    On January 2, 1997, the Company acquired all the outstanding shares of Bill Coleman T.V., Inc., ("Coleman") a privately owned chain of fifteen rental-purchase stores operating in Michigan with annual revenues of approximately $7.5 million in exchange for consideration consisting of approximately $3.0 million in cash and an option to purchase 25,000 shares of the Company's common stock at an exercise price of $8.875. Pursuant to terms of the acquisition, $350,000 of the purchase price was placed in escrow subject to terms of the escrow agreement to satisfy sellers representations and warranties and any purchase price adjustments. The escrow agreement provides for release of the escrow on completion of a financial audit of Coleman. The acquisition was accounted for using the purchase method of accounting. Coleman's assets and liabilities were recorded at their estimated fair values as of the acquisition date. The fair values of rental merchandise, property and equipment, intangible assets, certain liabilities and the final purcahse price will be finalized based on the completion of the financial statement audit valuation procedures and certain additional procedures. The estimated excess of the acquisition cost over net assets acquired, ("goodwill") of $4.3 million is being amortized on a straight line basis over twenty years. The total cost of the net assets acquired was $2.8 million and consisted of assets of $7.7 million less liabilities assumed of $4.7 million and acquisition costs of $0.2 million.

    On July 25, 1996 the Company acquired all the outstanding shares of Diamond Leasing Corporation ("DLC"); a chain of 11 rental-purchase stores operating in Delaware, Maryland and Pennsylvania with annual revenues of approximately $7.0 million in exchange for consideration consisting of 20,358 (unregistered shares subject to the provisions of Rule 144 of the Securities and Exchange Act) shares of the Company's common stock and $4,102,296 in cash. Pursuant to the terms of the acquisition, $325,000 of the purcahse price was placed in escrow subject to the terms of the escrow agreement. Per the terms of the escrow agreement $175,000 was released upon the completion of the financial statement audit with the remaining $150,000 being held for a three year period from the date of closing. The acquisition was accounted for using the purchase method of accounting. DLC's assets and liabilities were recorded at their fair value as of the acquisition date. The excess of the acquisition costs over the fair value of the assets acquired ("goodwill") of $4,494,552 is being amortized on a straight-line basis over twenty years. The total cost of the net assets acquired was $4,289,796 ($187,500 in common stock and $4,102,296 in cash) and consisted of assets of $7,307,456 less liabilities assumed of $2,363,136 and acquisition costs of $654,524. Assets acquired other than goodwill consisted principally of rental merchandise of $1,359,808, property and equipment of $310,850, non-compete agreements of $300,000 and deferred tax assets of $744,808. Liabilities assumed consisted principally of trade accounts payable of $582,693 and bank debt of $1,446,238.

                              RENT-WAY, INC.

                               (unaudited)

4. 	CONTINGENCIES:

  		The Company is subject to legal proceedings  and claims in the ordinary course of its business that have not been finally adjudicated.  Certain of these cases have resulted in contingent liabilities ranging from $527,500 to $2,557,500.  The majority of such claims are, in the opinion of management, covered by insurance policies and therefore should not have a material effect on the results of operations or financial position of the Company.

  		Additional claims exist in the range of $810,475 to $3,440,000 for which management believes it has meritorious defenses but for which the likelihood of an unfavorable outcome is currently not determinable. In management's opinion, each of these claims will either be indemnified by the former shareholders of MLC, Coleman and Rental King or covered by insurance policies and therefore will not have a material effect on the results of operations or financial condition of the Company.

5.		DEBT:

  		On November 22, 1996, the Company entered into a new collateralized revolving credit facility (the "new facility") with a syndicate of banks led by National City Bank of Pennsylvania, providing for loans or letters of credit up to $40.0 million.  The syndicate is composed of four banks, with National City Bank of Pennsylvania, LaSalle National Bank, and Harris
    Trust and Savings Bank committed for an equal ratable share of 27.25%, of the new facility and Heller Financial, Inc. committed for an 18.25% ratable share.  The new facility replaces the Company's prior $15.0 million
    Secured Credit Agreement with First Source Financial LLP.  Of the $40.0 million available under the new facility, approximately $7.0 million was used to refinance existing senior indebtedness with the balance available for store acquisitions.  Also in connection with the refinancing, the Company redeemed the remainder of its Series A
    Redeemable Preferred Stock.  The Company redeemed the preferred stock at a 25% discount to face value resulting in a gain of $280,175.  The new facility expires on November 22, 1999.

                                 RENT-WAY, INC.

                                  (unaudited)

5.		DEBT, Continued:

  		Under the new facility the Company may borrow funds at either the
    prime-rate plus 0.5% or the euro-rate plus 2.75%.   Borrowings under the
    euro-rate option require the Company to select a fixed interest period during which the euro-rate is applicable with the borrowed amount not to be repaid prior to the last day of the selected interest period. In addition, borrowing tranche's under the euro-rate option must be in integral multiples of $250,000 and not less than $1,000,000 in total. Commitment fees associated with the new faciltiy are equal to 0.25% per annum on each banks' committed amount.

  		The new credit facility requires the Company to meet certain financial covenants and ratios including maximum leverage, minimum interest coverage and minimum tangible net worth ratios.  In addition, the Company must meet requirements regarding monthly, quarterly and annual financial reporting.  The new facility also contains covenants which restrict the actions of the Company with respect to the payment of dividends, acquisitions, mergers, disposition of assets or subsidiaries, issuance of capital stock and capital expenditures.  The Company may at any time repay outstanding borrowings, in whole or part, without premium or penalty, except with respect to restrictions identified above in connection with the selection of the euro-rate interst option.  As of
    March 31, 1997, the Company was in compliance with the covenants contained in the new facility.

  		As a result of the refinancing the Company incurred an extraordinary charge, net of tax benefit, of $269,017.  The extraordinary charge was composed of a $124,590 ($74,754 net of tax benefit) prepayment penalty for early retirement of debt and a $323,772 ($194,263 net of tax benefit) write-off of deferred financing costs associated with the refinanced debt.

6.		REDEEMABLE PREFERRED STOCK:

  		On November 26, 1996, the Company redeemed the remaining shares of its
    Series A Redeemable Preferred Stock issued in connection with the acquisition of MLC.  At the time of redemption there were 11,207 outstanding shares with a face amount of $100 per share.  These shares were redeemed at a twenty-five percent discount for an aggregate purchase price of $840,525 and now have the status of authorized and unissued shares undesignated as to series.

7.		PRIVATE PLACEMENT:

		  On February 4, 1997, the Company completed the private placement of $20.0 million of its convertible subordinated debentures ("the Debentures").
    The Debentures are due February 1, 2007 and are convertible, at any time after the registration thereof into shares of common stock, without par value, of the Company at a conversion price of $13.37 per share.  The
    Debentures are subject to redemption at the option of the
    Company on February 5, 2000 at a price of 103%. The redemption price will decrease at a rate of 1% per year, reaching a price of 100% in the year 2003 and remaining fixed until the date of maturity.  The indebtedness evidenced by the Debentures is subordinated and junior in right of payment to all senior indebtedness.  Included in the senior indebtedness is $7.0 million of convertible notes held by Massachusetts
    Mutual Life Insurance Co. and its affiliates.  The Debentures bear an annual interest rate of 7% with semi-annual payments in August and
    February, beginning August 1, 1997.  On May 9, 1997, the Company filed a registration statement to register the Debentures and the common stock underlying such Debentures under the Securities Act of 1933.  The net proceeds of the private placement were used in conjunction with the
    Rental King acquisition (see Note 3).

8.  Shareholders Equity:

    On March 12, 1997, at the Company's Annual Shareholder Meeting, an amendment to the articles was accepted to increase the number of authorized shares of Common Stock from 10,000,000 to 20,000,000.

                              RENT-WAY, INC.

ITEM 2 	 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	        AND RESULTS OF OPERATIONS

General

For the three and six months ended March 31, 1997 the Company's total revenues increased by 82.6% and 58.1%, respectively. In addition, operating income increased by 113.5% and 76.9% while income before the effect of an extraordinary item increased by 119.9% and 98.8% compared to the three and six month periods last year. The increase in revenue, operating income, and net income are primarily due to acquisitions made during fiscal 1996 and 1997, improved same store operating profits, a reduction in certain expenses resulting from economies of scale, and increased same store revenues. Same store revenues increased by 4.7% as compared to the three month period ended last year.

In November 1996, the Company secured a $40.0 million collateralized revolving credit facility from a syndicate of banks led by National City Bank of Pennsylvania. Of the total facility, approximately $7.0 million was used to refinance existing senior debt with the remainder of such facility available for future store acquisitions. As a result of the refinancing, the Company incurred an extraordinary charge, net of tax benefit, of $269,017. The extraordinary item is composed of a pre-payment penalty resulting from the early extinguishment of debt and the write-off of deferred finance costs associated with the refinanced debt. Also in connection with the refinancing, the Company redeemed the remainder of its Series A Redeemable Preferred Stock. The Company redeemed the preferred stock at a 25% discount to face value resulting in a gain of $280,175.
As a result of these adjustments, earnings applicable to common shares increased 117.1% to $3.0 million from $1.0 million for the six month period ended March 31, 1997 as compared to the same period last year.

On January 2, 1997, the Company acquired all the outstanding common shares of Bill Coleman T.V., Inc., ("Coleman") a privately owned chain of fifteen rental-purchase stores operating in Michigan with annual revenues of approximately $7.5 million in exchange for consideration consisting of approximately $3.0 million in cash and an option to purchase 25,000 shares of the Company's common stock at an exercise price of $8.875.
Pursuant to terms of the acquisition, $350,000 of the purchase price was placed in escrow subject to terms of the escrow agreement. The escrow agreement provides for release pending completion of a financial audit of Coleman to satisfy seller's representations and warranties and any purchase price adjustments. The acquisition considerably strengthens the Company's penetration in Michigan from seven to twenty-two stores, and is in line with the Company's strategy to cluster stores in selected markets. As of March 31, 1997 all fifteen stores have been fully integrated into the Rent-Way system, with any necessary remodeling under way.

On January 24, 1997, the Company signed a definitive purchase agreement to acquire all the outstanding shares of Perry Electronics, Inc. d/b/a
Rental King ("Rental King"). On February 6, 1997, the Company consummated the transaction and acquired all the outstanding shares of Rental King, assuming effective control for the results of operations as of February
1, 1997. At the time of acquisition Rental King operated a chain of rental-purchase stores in Colorado, Florida, Indiana, Kentucky, Michigan,
Ohio and West Virginia with annual revenues of approximately $24.0 million. The consideration paid in exchange for all the outstanding shares of Rental King was $18.3 million in cash. Pursuant to the terms of the purchase agreement, $2.0 million of the purchase price was placed in escrow, subject to the terms of the escrow agreement to satisfy sellers representations and warranties and any purchase price adjustments. The escrow agreement provides for release of the escrow on completion of the required financial audits of Rental King. The Company believes that the Rental
King acquisition substantially increases market penetration in many of the Company's already established areas of operation, while opening the door to new markets such as Colorado, Kentucky and West Virginia. As of March 31, 1997, all 70 stores have been fully integrated into the Rent-Way system.

In February 1997, the Company sold $20 million of 7% convertible subordinated debentures due in 2007 at par value. The debentures, which are non-callable for three years, are convertible into common stock at a rate of $13.37 per share. Proceeds from the sale were used to consummate the purchase of Rental King.

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

                                            Three Months Ended     Six Months Ended
                                                 March 31              March 31
                                            1997           1996    1997         1996
                                            ----           ----    ----         ----
Revenues:
 	Rental revenue		                          88.0%		        86.1%		 87.7%		      86.2%
 	Other revenue		                           12.0			        13.9			 12.3			      13.8
                                           -----          -----   -----        -----
		       Total revenues		                  100.0%		       100.0%		100.0%		     100.0%
Costs and operating expenses:
 	Depreciation and amortization:
	  	Rental merchandise		                    23.1			        27.4			 23.3			      26.7
 	Property and equipment		                   1.4			         1.5			  1.5			       1.5
  		Amortization of goodwill		               2.1			         1.8			  2.0			       1.7
                                           -----          -----   -----        -----
   			Total depreciation and amortization		 26.6			        30.7			 26.8			      29.9

Salaries and wages		                        25.1			        24.6			 26.3			      24.7
Advertising		                                5.0         			4.0			  5.1			       4.6
Occupancy	                                  	7.1			         6.2			  6.9			       6.5
Other operating expenses		                  21.4			        21.8			 20.6			      21.5
                                           -----          -----   -----        -----
    Total costs and operating expenses		    85.2			        87.3			 85.7			      87.2
                                           -----          -----   -----        -----
Operating income		                          14.8			        12.7			 14.3			      12.8

Interest expense 		                         (3.9)		        (4.2)		 (3.3)		      (4.4)
Other income		                              (0.1)		         0.4			   -        			0.3
                                           -----          -----   -----        -----
Income before income taxes and
   extraordinary item		                     10.8			         8.9			 11.0			       8.7

Income tax expense		                         5.1 		         4.1 		  5.1 		       4.0
                                           -----          -----   -----        -----
Income before extraordinary item		           5.7			         4.8			  5.9			       4.7

Extraordinary item		                          -			           -			  (0.7)		        -
                                           -----          -----   -----        -----
Net income		                                 5.7%		         4.8%		  5.2%		       4.7%
                                           =====          =====   =====        =====
Redeemable preferred stock (dividends)/
 gain on redemption                          	-			         (0.3)		  0.7			      (0.4)
                                           -----          -----   -----        -----
Earnings applicable to common shares		       5.7%		         4.5%		  5.9%		       4.3%
                                           =====          =====   =====        =====

                                    12

                              RENT-WAY, INC.

ITEM 2 	  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
				      AND RESULTS OF OPERATIONS, (Continued)

Comparison of three months ended March 31, 1997 and 1996

For the three months ended March 31, 1997 compared to the three months ended March 31, 1996, total revenues increased by $10.2 million (82.6%) to $22.5 million from $12.3 million. This increase was principally due to increased same store revenues, the inclusion of three month results for stores acquired in fiscal 1996 acquisitions, the Coleman acquisition, and the inclusion of two months results for stores acquired in the Rental King acquisition. Stores acquired in fiscal 1996 accounted for $3.4 million (33.3%) of the increase, the Coleman acquisition accounted for $2.0 million (19.6%) of the increase, the Rental King acquisition accounted for $4.3 million (42.2%) of the increase and the Company's same stores accounted for $0.5 million (4.9%) of the increase. Other revenue increased by $1.0 million (57.9%) to $2.7 million from $1.7 million principally due to the stores acquired in fiscal 1996 and 1997.

For the three months ended March 31, 1997 compared to the three months ended March 31, 1996, total costs and operating expenses increased to $19.2 million from $10.8 million primarily as a result of the costs and operating expenses associated with stores acquired in fiscal 1996 and 1997, but decreased to 85.2% from 87.3% of total revenue. This decrease of 2.1% resulted primarily from a 4.1% decrease in depreciation and amortization as a percentage of total revenues and a 0.4% decrease in other operating expenses as a percentage of total revenues. Depreciation expense related to rental merchandise increased by $1.8 million to $5.2 million from $3.4 million, but decreased 4.3% as a percentage of total revenues due to increases in weekly rental rates, lower purchase costs of rental merchandise due to increased volume, and improvements in the realization of potential collectible rental revenue. Amortization of goodwill increased by $0.2 million primarily because of the increase in goodwill related to the stores acquired in fiscal 1996 and 1997.
Amortization of goodwill was 2.1% and 1.8% of total revenues for the three months ended March 31, 1997 and 1996, respectively. Salaries and wages increased by $2.7 million to $5.7 million from $3.0 million principally due to the addition of 111 new locations, an increase in same store payroll, upgrades in the regional manager position, and an overall strengthening of corporate personnel. The 111 locations from recent acquisitions produced additional payroll cost of approximately $1.9 million for the three months. Same store payroll increased $0.3 million as compared to the same quarter last year. The upgrade in the regional manager position and the strengthening of corporate personnel were responsible for an increase during the three month period of approximately $0.1 and $0.4, respectively. Salaries and wages were 25.1% and 24.6% of total revenues for the three months ended March 31, 1997 and 1996, respectively. The Company, in anticipation of future growth, has strengthened store and regional personnel by upgrading with managers who have extensive multi-unit experience. In addition to this upgrade, the increase in salaries and wages in relation to total revenues was primarily due to the increase in staffing levels in the McKenzie stores, the 111 stores acquired in recent acquisitions having a lower average revenue base than existing Rent-Way stores, and a fewer number of stores per regional manager added from recent acquisitions. Advertising expense increased $0.6 million or 1.0% as a percentage of total revenues to $1.1 million from $0.5 million principally due to the addition of the stores acquired in fiscal 1996 and 1997. Occupancy expense increased $0.8 million or 0.9% as a percentage of total revenues to $1.6 million from $0.8 million primarily due to the addition of the stores acquired in fiscal 1996 and 1997. Other operating expenses increased by $2.1 million to $4.8 million from $2.7 million, but decreased 0.4% as a percentage of total revenues. This 0.4% decrease occurred because of the Company's ability to allocate corporate costs and certain overhead costs over a greater number of stores and increased revenues.

For the three months ended March 31, 1997 compared to the three months ended March 31, 1996, operating income increased by $1.7 million (113.5%) to $3.3 million from $1.6 million, and increased to 14.8% from 12.7% of total revenues. The improvement in operating income was principally due to the stores acquired in 1996 and 1997 and the factors discussed above.

For the three months ended March 31, 1997 compared to the three months ended March 31, 1996, interest expense increased $0.4 million to $0.9 million from $0.5 million due to an increase in debt of $39.1 million from $7.2 million to $46.3 million. This increase is principally the result of the issuance of $20 million of 7% convertible subordinated debentures sold in order to consummate the Rental King acquisition effecitve on February 1, 1997 and the purchase of Diamond Leasing Corporation on July 25, 1996 and Bill Coleman TV on January 2, 1997 with $10.0 million in funds drawn on the Company's senior credit facility.

                               RENT-WAY, INC.

ITEM 2 	  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
				      AND RESULTS OF OPERATIONS, (Continued)

Comparison of three months ended March 31, 1997 and 1996, Continued

For the three months ended March 31, 1997 compared to the three months ended March 31, 1996, income tax expense increased to $1.1 million from $0.5 million because the Company generated greater taxable income. The Company's income tax rate of 46.9% is higher than the statutory tax rates because amortization expense related to goodwill incurred in connection with its acquisitions is not deductible for purposes of computing income tax.

For the three months ended March 31, 1997 compared to the three months ended March 31, 1996, net income increased by $0.7 million (119.9%) to $1.3 million from $0.6 million. The increase was due to the factors discussed above.

Comparison of Six Months Ended March 31, 1997 and 1996

For the six months ended March 31, 1997 compared to the six months ended March 31, 1996, total revenues increased by $14.0 million (58.1%) to $38.2 million from $24.2 million. The increase was principally due to increased same store revenues and the inclusion of the stores acquired in fiscal 1996 acquisitions, the Coleman acquisition, and the Rental King acquisition. Stores acquired in fiscal 1996 accounted for $6.7 million (47.9%) of the increase, stores acquired in the Coleman acquisition accounted for $2.0 million (14.3%) of the increase stores acquired in the Rental King acquisition accounted for $4.3 million (30.7%) of the increase and the Company's same stores accounted for $1.0 million (7.1%) of the increase. Other revenue increased $1.4 million (40.0%) to $4.7 million from $3.3 million principally due to stores acquired in 1996 and 1997.

For the six months ended March 31, 1997 compared to the six months ended March 31, 1996, total costs and operating expenses increased to $32.7 million from $21.1 million primarily as a result of the costs and operating expenses associated with stores acquired in 1996 and 1997, but decreased to 85.7% from 87.2% of total revenues. This decrease of 1.5% resulted primarily from a 3.1% decrease in depreciation and amortization as a percentage of total revenues and a 0.9% decrease in other operating expenses as a percentage of total revenues. Depreciation expense related to rental merchandise increased by $2.4 million to $8.9 million from $6.5 million, but decreased by 3.4% as a percentage of total revenues primarily due to increases in weekly rental rates, lower purchase costs of rental merchandise due to increasing volume, and improvements in the realization of potential
collectible rental revenue.   Amortization of goodwill increased by $0.4
million primarily because of the increase in goodwill related to stores acquired in 1996 and 1997. Salaries and wages increased by $4.0 million to $10.0 million from $6.0 million principally due to the addition of 111 new locations, an increase in same store payroll, up grades in the regional manager position, and an overall strengthening of corporate personnel. The 111 locations from recent acquisitions produced additional payroll cost of approximately $2.7 million for the six month period. Same store payroll increased $0.5 million as compared to the same period last year. The upgrade in the regional manager position and the strengthening of corporate personnel were responsible for an increase during the six month period of approximately $0.3 million and $0.5 million, respectively. Salaries and wages were 26.3% and 24.7% of total revenues for the six months ended March 31, 1997 and 1996, respectively. The Company, in anticipation of future growth, has strengthened store and regional personnel by upgrading with managers who have extensive multi-unit experience. In addition to this upgrade, the increase in salaries and wages in relation to total revenues was primarily due to the increase in staffing levels in the McKenzie stores, the 111 stores acquired in recent acquisitions having a lower average revenue base than existing Rent-Way stores, and a fewer number of stores per regional manager added from recent acquisitions. Advertising expense increased $0.9 million or 0.5% as a percentage of total revenues to $2.0 million from $1.1 million principally due to the addition of the stores acquired in 1996 and 1997. Occupancy expense increased $1.0 million to $2.6 million from $1.6 million or 0.4% as a percentage of total revenues mainly due to the addition of the stores acquired in 1996 and 1997. Other operating expenses increased $2.7 million to $7.9 million from $5.2 million principally due to the addition of the stores acquired in 1996 and 1997, but decreased to 20.6% from 21.5% of total revenues. This 0.9% decrease occurred because of the Company's ability to allocate corporate costs and certain overhead costs over a greater number of stores and increased revenues.

For the six months ended March 31, 1997 compared to the six months ended March 31, 1996, operating income increased by $2.4 million (76.9%) to $5.5 million from $3.1 million, and increased to 14.3% from 12.8% of total revenues. The improvement in operating income was principally due to the stores acquired in 1996 and 1997 and the factors discussed above.

                            RENT-WAY, INC.

ITEM 2 	  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
				      AND RESULTS OF OPERATIONS, (Continued)

Comparison of Six Months Ended March 31, 1997 and 1996, Continued

For the six months ended March 31, 1997 compared to the six months ended 1996, interest expense increased by $0.1 million to $1.2 million from $1.1 million due to an increase in debt of $39.1 million from $7.2 million to $46.3 million. This increase is the result of the issuance of $20 million of 7% convertible subordinated debentures sold in order to consummate the Rental King acquisition on February 6, 1997 and the purchase of Diamond Leasing Corporation on July 25, 1996 and Coleman on January 2, 1997 with $10.0 million in funds drawn on the Company's senior credit facility.

For the six months ended March 31, 1997 compared to the six months ended March 31, 1996, income tax expense increased to $2.0 million from $1.0 million because the Company generated greater taxable income. The Company is accruing income tax expense based on an effective tax rate of 46.6%, which is higher than the statutory tax rates, because amortization expense related to goodwill incurred in connection with its acquisitions is not deductible for purposes of computing income tax.

For the six months ended March 31, 1997 compared to the six months ended March 31, 1996, net income increased by $0.9 million (75.0%) to $2.0 million from $1.1 million. The increase was due to the factors discussed above.

Liquidity and Capital Resources

On November 22, 1996, the Company entered into a new collateralized revolving credit facility (the "new facility") with a syndicate of banks led by National City Bank of Pennsylvania, providing for loans or letters of credit up to $40.0 million. The syndicate is comprised of four banks, with National City Bank of Pennsylvania, LaSalle National Bank, and Harris Trust and Savings Bank committed for an equal ratable share of 27.25%, and Heller Financial, Inc. committed for an 18.25% ratable share. This agreement replaces the existing $15.0 million Secured Credit Agreement with First Source Financial LLP. Of the $40.0 million, approximately $7.0 million was used to refinance existing senior indebtedness with the balance available for store acquisitions. Also in connection with the refinancing, the Company redeemed the remainder of its Series A Redeemable Preferred Stock. The Company redeemed the preferred stock at a 25% discount to face value resulting in a gain of $280,175. The new facility expires on November
22, 1999.

On February 4, 1997 the Company completed the private placement of $20.0 million in convertible subordinated debentures, ("the Debentures"). The Debentures are due February 1, 2007 and are convertible, at any time after the registration date into shares of common stock, without par value, of the Company at a conversion price of $13.37 per share. The Debentures will become subject to redemption at the option of the Company on February 5, 2000 at a price of 103%. The redemption price will decrease at a rate of 1% per year, reaching a price of 100% in the year 2003 and remaining fixed until the date of maturity. The indebtedness evidenced by the Debentures is subordinated and junior in rights of payment to the extent of payment in full of all amounts due on all senior indebtedness. Included in the senior indebtedness is $7.0 million of convertible notes held by Massachusetts Mutual Life Insurance Co. The Debentures bear an annual interest rate of 7% with semi-annual payments in August and February, beginning August 1, 1997. The Company filed a registration statement to register the securities underlying the debentures with the Securities and Exchange Commission on May 9, 1997. The funds generated by this private placement were used in conjunction with the Rental King acquisition (see Note 3).

For the six months ended March 31, 1997 compared to the six months ended March 31, 1996, the Company's net cash used in operating activities increased to $0.7 million from $0.2 million. This increase was principally due to $5.6 million increase in rental merchandise purchases and a $0.3 million decrease in accounts payable offset by a $0.8 million increase in net income, a $3.0 million increase in non-cash depreciation and amortization, and a $0.9 increase in other current liabilities.
 The increase in depreciation, amortization, and rental merchandise purchases resulted primarily from the stores acquired in 1996 and 1997.

For the six months ended March 31, 1997 compared to the six months ended March 31, 1996, the Company's net cash used in investing activities increased $21.7 million to $22.9 million from $1.2 million. This increase is primarily due to the purchase of Bill Coleman TV and Rental King.

RENT-WAY, INC.

ITEM 2 	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
				AND RESULTS OF OPERATIONS, (Continued)

Liquidity and Capital Resources, Continued:

For the six months ended March 31, 1997 compared to the six months ended March 31, 1996, the Company's net cash provided by financing activities increased to $25.5 million from $1.9 million. The increase in net cash provided by financing activities was principally due to increased borrowings on the Company's credit facilities and the sale of $20 million of 7% convertible subordinated debentures.

In April, 1997 the Company purchased an additional building, located adjacent to its existing corporate headquarters, to accomodate the growth from recent acquisitions. The building was purchased for $0.8 million with funds drawn on the Company's existing credit facility.

Inflation

During the six months ended March 31, 1997, the cost of rental merchandise, lease rental expense and salaries and wages have increased modestly. These increases have not had a significant effect on the results of operations because the Company has been able to charge commensurably higher rental for its merchandise. This trend is expected to continue in the foreseeable future.

Other Matters

In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 - "Accounting for Stock-based Compensation" effective for transactions entered into after December 15, 1995. The Company intends on adopting this Standard's disclosure-only provisions in fiscal 1997.
Management does not believe the adoption of this standard will have a significant impact on the financial statements of the Company.

In February 1997, the FASB issued SFAS No. 128 - "Earnings Per Share", effective for periods ending after December 15, 1997. The Company has disclosed the estimated impact of this standad for the three and six month periods ended
March 31, 1997 (see Note 2 to the financial statements).

Cautionary Statement

This Report on Form 10-Q and the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward looking statements" within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company's expectations or beliefs concerning future events. Any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, (i) the ability of the Company to acquire additional rental-purchase stores on favorable terms, (ii) the ability of the Company to improve the performance of such acquired stores and to integrate such acquired stores into the Company's operations, and (iii) the impact of state and federal laws regulating or otherwise affecting the rental-purchase transaction.

Undo reliance should not be placed on any forward-looking statements made by or on behalf of the Company as such statements speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, the occurrence of future events or otherwise.

                             RENT-WAY, INC.

                      PART II  OTHER INFORMATION

ITEM 2.  Changes in Securities

On February 6, 1997, the Company sold $20.0 million of its 7% Convertible Subordinated Debentures due 2007 (the "Debentures") at 100% of the face amount thereof to various accredited investors through National Westminster Bank PLC, New York branch ("NatWest"), as placement agent, in a transaction exempt from registration under the Securities Act pursuant to Section 4(2) thereof. The Company paid NatWest a placement agent fee of $800,000 in connection with the transaction. The Debentures are convertible into shares of Common Stock of the Company at a conversion price of $13.37 per share at any time from and after the registration of such Debentures and the underlying Common Stock under the Securities Act.

ITEM 4.  Submission of Matters to Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on March 12, 1997 at the offices of the Bel Aire Hotel, 2800 West Eighth Street, Erie, Pennsylvania at 10:00 a.m. All proposals as described in the Company's Proxy Statement dated February 10, 1997 were approved. Below are details of the matters voted on at the meeting:



Proposal 1 - Election of Directors

Elections were held for two (2) Class II directors to serve until the 2000 Annual Meeting of Shareholders. The results of the votes are as follows:

          		                                 Votes
Name	             Class	     Votes For	     Withheld	   Abstain	  Against 	  Non-Vote
----              -----      ---------      --------    -------   -------    --------

Marc W. Joseffer	  II	       4,161,176	      24,075	        0	       0	      2,427,228

William Lerner	    II	       4,161,176	      24,075	        0	       0	      2,427,228



Proposal 2 - Amendment to the Company's Articles of Incorporation

On January 24, 1997 the Board of Directors unanimously adopted a resolution amending the Company's Articles of Incorporation (the "Articles"), subject to the approval of the Company's shareholders at the 1997 Annual Meeting of Shareholders. The amendment to the Articles increased the number of authorized shares of Common Stock from 10,000,000 to 20,000,000 shares.
The purpose of the increase is to provide additional authorized shares of Common Stock available for stock splits, dividends, possible future financings, acquisitions and other general corporate purposes. The result of the vote on the adoption of the amendment to the Articles was 4,141,060 for, 31,186 against, 13,005 abstentions and 2,427,228 non-votes.

                            RENT-WAY, INC.


ITEM 6.  Exhibits and Reports on Form 8-K


a.	  Exhibits

    	The Exhibits filed as part of this report are listed below.

          				Exhibit No.						   Description
                 	11	             Computation of Net Income per Common Share.
                  27              Financial data schedule

b.	  Reports on Form 8-K

	(1)	   January 7, 1997	          Reporting letter of intent to acquire
                                  Bill Coleman TV
	(2)	   January 7, 1997	          Reporting acquisition of Bill Coleman TV
	(3)	   January 31, 1997	         Reporting definitive agreement to acquire
                                  Rental King
	(4)	   February 14, 1997	        Reporting sale of Debentures
	(5)	   February 21, 1997	        Reporting consummation of Rental King
                                  acquisition

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     5/12/97                    /s/  JEFFREY A. CONWAY
			-----------------------					---------------------------------------
			Date										              Jeffrey A. Conway
														                 Vice President and Chief Financial Officer
                														 (Principal Financial and Accounting Officer
                               and Duly Authorized Officer)

                               RENT-WAY, INC.

                                 EXHIBIT 11

Computation of Net Income Per Common Share

                                                 	   For the Three Months Ended	   For the Six Months Ended
	                                                             March 31	                      March 31
	                                                    1997	            1996	        1997               1996
                                                     ----             ----         ----               ----
	                                                            (unaudited)	                   (unaudited)
PRIMARY

Net income 	                                      $1,295,281         $ 	589,049	  $1,975,655		        $	1,129,072

Preferred stock (dividend)/ gain on redemption   	     -                (39,426)				 280,175              (90,108)
                                                  -----------        ----------   ----------          -----------
   		Net income for primary earnings per
       common share	                              $ 1,295,281        $  549,623	  $2,255,830			       $ 1,038,964
                                                  ===========        ==========   ==========          ===========
Weighted average number of common shares
	outstanding during the period				                  6,609,853         4,307,902			 6,602,048            4,246,322

Add - common equivalent shares (determined
	using the "treasury stock" method) representing
	shares issuable upon exercise of stock options
	stock warrants and escrowed shares				               442,693           560,729				  439,993              606,227
                                                  -----------        ----------   ----------          -----------
Weighted average number of shares used in
	calculation of primary income per share				        7,052,546         4,868,325				7,042,041            4,852,220
                                                  ===========        ==========   ==========          ===========
Earnings per common share (adjusted to give effect to any preferred stock
(dividend)/gain on redemption):
    Income before extraordinary item              $      0.18      		$	    0.11	  $     0.36   		     $      0.21
                                                  ===========        ==========   ==========          ===========
    Net income                                    $      0.18        $     0.11   $     0.32          $      0.21
                                                  ===========        ==========   ==========          ===========
FULLY DILUTED

Net income 	                                      $ 1,295,281      		$	 549,623			 2,255,830          $	1,038,964

Add - Impact of assumed conversion:
 Interest on 10% convertible notes (net of tax)       105,000             -          210,000               -
 Interest on 7% convertible debentures (net
 of tax)                                              140,000             -          140,000               -
                                                  -----------        ----------   ----------           -----------
Adjusted net income for fully diluted earnings
per share                                         $ 1,540,281        $  549,623   $2,605,830          $ 1,038,964
                                                  ===========        ==========   ==========          ===========
Weighted average number of common shares
	outstanding during the period				                  6,609,853         4,307,902				6,602,048            4,246,322

Add - incremental shares representing:
	Shares issuable upon exercise of stock options,
  stock warrants	and escrowed shares included in
  primary calculation above				                       442,693           560,729				  439,993              606,227
	Shares issuable upon exercise of stock options,
  stock warrants and escrowed shares based on year
  end market prices				                                   289            136,109				     887               90,611
 Shares issued on conversion of 10% notes             704,225             -          704,225               -
 Shares issued on conversion of 7% debentures         930,776             -          460,274               -
                                                  -----------        -----------  ----------          -----------
Weighted average number of shares used in
	calculation of fully diluted income
	per share				                                      8,687,836         5,004,273				8,207,427           4,942,690
	                                                 ===========        ==========   ==========         ===========
Earnings per common share (adjusted to give effect to any preferred stock
(dividend)/gain on redemption):
     Income before extraordinary item			          $      0.18        $     0.11			$     0.35         $      0.21
                                                  ===========        ==========   ==========         ===========
     Net income                                   $      0.18        $     0.11   $     0.32         $      0.21
                                                  ===========        ==========   ==========         ===========