Form 10-Q
period 1997-06-30
RENT WAY INC
filed 1997-07-18
CIK 893046

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

	(Mark One)

	[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
          	OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended:  	June 30, 1997
                                   -------------
                                      OR

	[   ]    	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(D)
    	 	    OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from_______	to________

Commission File Number 	0-22026
                       --------

                              RENT-WAY, INC.
                              --------------
          	(Exact name of registrant as specified in its charter)

		Pennsylvania	 			                                 25-1407782
--------------                                      ----------
	(State or other jurisdiction of incorporation)	 (I.R.S. Employer
                                                  Identification No.)


                3230 West Lake Road, Erie, Pennsylvania  16505
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

Yes		X		No
    ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  		Class	                                   	Outstanding as of June 30, 1997
 ------------                                 -------------------------------
	Common Stock                                           	6,788,947

                              RENT-WAY, INC.

                                                                        Page
Part I	    Financial Information
	          Item 1.	Financial Statements:

		                 Balance Sheets as of June 30, 1997 and 	               3
                 		September 30, 1996

                 		Statements of Income, Three and Nine Months           	4
		                 Ended June 30, 1997 and 1996

                 		Statements of Cash Flows, Nine Months Ended 	          5
                 		June 30, 1997 and 1996

                 		Notes to Financial Statements	                         6

          	Item 2.	Management's Discussion and Analysis
                 		of Financial Condition and Results of Operations	      11

Part II	   Other Information

	          Item 6.  Exhibits and Reports on Form 8-K	                     17

	          Signatures				                                                 17


                              RENT-WAY, INC.

                              BALANCE SHEETS

                                                                                              FOR THE PERIOD ENDED
                                                                                 	       June 30, 	          September 30,
                                                                                         	1997 			               1996
                                                                                         --------              --------
                                                                                       	(unaudited)
ASSETS

Cash                                                                                    $	1,482,476 	         $	  179,425
Prepaid expenses                                                                          1,545,355		           1,266,087
Rental merchandise, net	                                                                 32,390,910		          17,862,420
Deferred income taxes	                                                                    1,825,323		           1,473,522
Property and equipment, net                                                               8,460,637		           4,616,362
Goodwill, net		                                                                          42,345,760 		         21,866,806
Deferred financing costs, net                                                             1,493,915		             377,232
Prepaid consulting fee		                                                                    907,738		           1,041,667
Other assets		                                                                            1,947,862		           1,290,217
                                                                                        -----------           -----------
	 	                                                                                     $92,399,376 	         $49,973,738
                                                                                        ===========           ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                                        $	2,014,422 	         $	1,746,797
Other liabilities                                                                         5,270,267		           2,181,899
Income taxes payable	                                                                     3,136,562		           1,226,590
Debt		                                                                                   46,658,180 		         12,979,075
                                                                                        -----------           -----------
	 		                                                                                     57,079,431		          18,134,361

Commitments and Contingencies	                                                                -         	           -

Redeemable preferred stock, Series A, without par value;
11,207 shares issued and outstanding at September 30, 1996 (see Note 6)	                      -         	       1,120,700

Shareholders' equity:
Common stock, without par value 20,000,000 shares
    	authorized; 6,788,947 and 6,659,180 shares issued and
    	outstanding, respectively	                                                          28,927,632	           27,907,225
Preferred stock, without par value; 1,000,000 shares authorized                               -        	            -
Retained earnings		                                                                       6,392,913		           2,811,452
                                                                                         ----------            ----------
    	Total shareholders' equity		                                                        35,320,545 		         30,718,677
                                                                                         ----------            ----------
            	 	                                                                         $92,399,976 	         $49,973,738
                                                                                         ==========            ==========

The accompanying notes are an integral part of these financial statements.

                             RENT-WAY, INC.

                          STATEMENTS OF INCOME


                                                                      	For the three months ended	For the nine months ended
                                                                                	June 30,	                 June 30,
                                                                         	 1997	         1996	        1997  	      1996
		                                                                                  (unaudited)			            (unaudited)

                                                                        ---------     ---------     ---------    ----------
Revenues:
Rental revenue	                                                         $	21,814,622 	$	10,785,619	 $55,340,679 	$ 31,602,369
Other revenue		                                                            3,017,811		   1,790,087		  7,701,033		   5,134,150
                                                                          ----------   -----------   ----------   -----------
     Total revenue                                                        24,832,433		  12,575,706   63,041,712 		 36,736,519

Costs and operating expenses:
Depreciation and amortization:
    	Rental merchandise                                                    5,735,820 		  3,303,285		 14,633,800 		  9,763,900
    	Property and equipment                                                  432,403		     202,471		  1,025,920		     557,456
	    Amortization of goodwill                                                564,374		     213,403		  1,338,416		     632,808
Salaries and wages		                                                       6,177,887		   3,189,620		 16,213,914 		  9,160,570
Advertising		                                                                925,963		     380,255		  2,879,561		   1,481,652
Occupancy		                                                                1,702,910		     827,167		  4,327,603 		  2,385,564
Other operating expenses		                                                 5,162,161		   2,828,736 	 13,020,306		   8,031,365
                                                                          ----------    ----------   ----------    ----------
    	Total costs and operating expenses	                                  20,701,518		  10,944,937 		53,439,520 		 32,013,315
                                                                          ----------    ----------   ----------    ----------
	    Operating income		                                                    4,130,915		   1,630,769		  9,602,192		   4,723,204

Other income (expense):
Interest expense	                                                         (1,064,062) 		  (212,805)		(2,311,742) 		(1,279,914)
Interest income		                                                                           26,618		        920		      60,267
Other income (expense), net	                                                 (38,903)		     39,624		    (62,698)		     73,677
                                                                          ----------    ----------   ----------    ----------
    	Income before income taxes
   	 and extraordinary item		                                              3,027,950		   1,484,206		  7,228,672		   3,577,234

Income tax expense	                                                        1,422,144		     681,606		  3,378,194 		  1,645,562
                                                                          ----------    ----------   ----------    ----------
		   Income before extraordinary item                                      1,605,806		     802,600		  3,850,478 		  1,931,672

Extraordinary item                                                             -	 	     	    -		  	    (269,017) 		     -
                                                                          ----------    ----------   ----------    ----------

Net income				                                                             1,605,806		     802,600		  3,581,461		   1,931,672

Preferred stock (dividend)/gain on redemption                                  -				       (19,250) 		  280,175		    (109,357)
                                                                          ----------    ----------   ----------    ----------

Earnings applicable to common shares                                      $1,605,806 	  $	 783,350	   $3,861,636 	$	1,822,315
                                                                          ==========    ==========   ===========   ==========

Earnings per common share (Note 2):
Primary earnings per share (adjusted to give effect to any preferred stock (dividend)/gain on redemption):
    	Income before extraordinary item	                                    $	    0.22 	  $     0.11 	  $    0.58   $      0.33
                                                                          ==========    ==========   ==========    ==========
    	Net income	                                                          $     0.22 	  $     0.11 	  $    0.54 	 $	     0.33
                                                                          ==========    ==========   ==========    ==========

Fully diluted earnings per share (adjusted to give effect to any preferred stock (dividend)/gain on redemption):
    	Income before extraordinary item	                                    $     0.20 	  $     0.11 	  $    0.54 	 $      0.32
                                                                          ==========    ==========   ==========    ==========
	    Net income	                                                          $     0.20	   $ 	   0.11 	  $    0.51 	 $ 	    0.32
                                                                          ==========    ==========   ==========    ==========

Weighted average common shares outstanding:
    	Primary		                                                             7,249,186 		  7,121,717		  7,108,541		   5,531,767
	                                                                         ==========    ==========   ==========    ==========
     Fully diluted		                                                       9,683,321 		  7,153,534		  8,903,947		   5,743,960


The accompanying notes are an integral part of these financial statements.

                              RENT-WAY, INC.

                        STATEMENTS OF CASH FLOWS


                                              	                                                  For the nine months ended
	                                                                                                          June 30,
                                                                                              		     1997			      1996
		                                                                                               (unaudited)			(unaudited)
                                                                                                 -----------   -----------
Operating activities:
Net income	                                                                                      $	3,312,444 	 $	1,931,672
Adjustments to reconcile net income
   	to net cash provided by operating activities:
	   Depreciation and amortization 				                                                            16,839,902 		 10,954,164
	   Deferred income taxes				                                                                       (351,801) 	 	  (20,000)
	   Extraordinary item				                                                                           269,017 		      -
Changes in assets and liabilities:
   	Prepaid expenses		 		                                                                           (279,268)		   (329,577)
	   Rental merchandise				                                                                       (20,716,342) 	(12,838,822)
   	Prepaid consulting fees				                                                                      133,929		     133,929
	   Other assets				                                                                                (514,908)		   (209,584)
   	Accounts payable				                                                                          (1,532,094) 		   374,152
	   Income taxes payable				                                                                       1,909,972		   1,282,984
	   Other liabilities				                                                                          1,410,576			   (318,303)
                                                                                                  -----------   -----------
      	Net cash provided by operating activities	                                                    750,444 		     960,615
                                                                                                  -----------   -----------

Investing activities:
   	Purchase of businesses, net of cash acquired of $827,912 in 1997                             (24,082,407) 		(2,159,207)
   	Purchases of property and equipment				                                                       (3,603,093)		 (1,656,182)
                                                                                                  -----------   -----------
		  Net cash used in investing activities				                                                    (27,685,500) 		(3,815,389)
	                                                                                                 -----------   -----------

Financing activities:
   	Principal payments on capital lease obligation			                                                    -        		(6,638)
	   Proceeds from borrowings				                                                                  39,628,121 	 	12,131,388
	   Payments on borrowings including early extinguishment	                                       (11,447,956)	 (24,220,269)
   	Redeemable preferred stock dividend				                                                          (32,252)		   (127,538)
   	Redeemable preferred stock redemption				                                                       (840,525) 		(1,629,300)
	   Deferred finance costs				                                                                       158,234		       -
   	Common stock				                                                                                 772,485		  16,899,039
   	Loan to related party				                                                                            -	        136,595
	                                                                                                 -----------   -----------
   	Net cash provided by financing activities			                                                  28,238,107 		  3,183,277
	                                                                                                -----------   -----------
		  Increase in cash				                                                                           1,303,051		     328,503

Cash at beginning of period			                                                                       179,425		     959,721
                                                                                                  -----------   -----------
Cash at end of period			                                                                        $	 1,482,476	  $	1,288,224
                                                                                                  ===========   ===========

Supplemental disclosures of cash flow information:
   	Cash paid during the period for:
		    Interest			                                                                               $  1,800,756  	$	  871,266
		    Income taxes	                                                                             $ 	1,640,529 	 $	  281,412


The accompanying notes are an integral part of these financial statements.

                              RENT-WAY, INC.

                     NOTES TO FINANCIAL STATEMENTS
                               (unaudited)

1.	 Basis of Presentation:

Rent-Way, Inc., (the "Company" or "Rent-Way") is a corporation organized under the laws of the Commonwealth of Pennsylvania. The Company operates a chain of rental-purchase stores that rent durable household products such as home entertainment equipment, furniture, major appliances and jewelry to consumers on a weekly or monthly basis. The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments), which are necessary for a fair statement of the financial position, results of operations and cash flows of the Company have been made. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation. As a result of meeting specified criteria the Company is now filing under Regulation S-X under the Exchange Act of 1934 (the "Exchange Act"), where it had previously been reporting under Regulation S-B.

These financial statements and the notes thereto should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996.

2.	Earnings Per Common Share:

Primary and fully diluted earnings per common share are computed based on net income after preferred stock dividend requirements and the redemption of redeemable preferred stock on a discounted basis, if applicable. The weighted average number of common shares outstanding during each period is adjusted to give effect to stock options and warrants considered to be dilutive common stock equivalents. Additionally, fully diluted weighted average number of shares outstanding are adjusted to give effect to convertible debt deemed to be other potentially dilutive securities.

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

The following table discloses the impact of the SFAS No. 128 on the Company's earnings per common share for the three and nine month periods ended June 30, 1997 and 1996 respectively.

          	                                                   For the three months ended    	     For the nine months ended

                                                                           June 30, 		                    June 30,
                                                                           --------                       --------
                                                                 		1997 			      1996			             1997			       1996
                                                              -----------    -----------        -----------    -----------
Weighted average common shares outstanding	                     6,640,603 		   6,356,624		        6,621,224		    4,947,191

Plus:  shares applicable to:

     Options and warrants                                         842,603		      796,910 		         773,019		      796,769
    	10% convertible notes	                                       704,225		         -			            704,225		         -
	    7% convertible debentures	                                 1,495,890	          -        			    805,479 		        -
                                                              -----------    -----------        -----------    -----------
Adjusted weighted average common shares outstanding             9,683,321 		   7,153,534		        8,903,947		    5,743,960
                                                              ===========    ===========        ===========    ===========

Earnings applicable to common shareholders
	   for Basic EPS	                                            $ 1,605,806			    $783,350		       $3,861,636		   $1,822,315

Plus:  Impact of assumed conversions:

    	Interest on 10% convertible notes (net of tax)	              105,000		         -			            315,000		        -
	    Interest on 7% convertible debentures (net of tax)           210,000		         -	        		    350,000		        -
                                                              -----------    -----------        -----------    -----------
Earnings applicable to common shareholders
  	  plus assumed conversions for Diluted EPS                $	 1,920,806	      $783,350 	      $4,526,636 	  $ 1,822,315
                                                              -----------    -----------
Basic earnings per common share (adjusted to give effect to any preferred stock (dividend)/gain on redemption):
    	Income before extraordinary item	                       $	      0.24	      $	  0.12 	      $	    0.62	   $	     0.37
                                                              ===========    ===========        ===========    ===========
	    Net income	                                             $	      0.24 	     $   0.12 	      $	    0.58	   $	     0.37
                                                              ===========    ===========        ===========    ===========
Diluted earnings per common share (adjusted to give effect to any preferred stock (dividend)/gain on redemption):
    	Income before extraordinary item	                       $	      0.20 	     $		 0.11 	      $     0.54 	  $ 	    0.32
                                                              ===========    ===========        ===========    ===========
    	Net Income	                                             $	      0.20 	     $	  0.11 	      $     0.51	   $ 	    0.32
                                                              ===========    ===========        ===========    ===========


                                RENT-WAY, INC.

                                 (unaudited)

3.	Acquisitions:

On January 24, 1997, the Company signed a definitive purchase agreement to acquire all the outstanding shares of Perry Electronics, Inc. d/b/a Rental
King ("Rental King"). On February 6, 1997, the Company consummated the transaction and acquired all the outstanding shares of Rental King, assuming effective control of the results of operations as of February 1,
1997. At the time of acquisition, Rental King operated a chain of rental-purchase stores in Colorado, Florida, Indiana, Kentucky, Michigan, Ohio and West Virginia with annual revenues of approximately $24.0 million. The consideration paid in exchange for all the outstanding shares of Rental
King was $17.9 million in cash. Pursuant to the terms of the purchase agreement, $2.0 million of the purchase price was placed in escrow, subject to the terms of the escrow agreement to satisfy sellers representations and warranties and any purchase price adjustments. In June 1997, the full amount of the escrow account was released.  The acquisition was accounted for using the purchase method of accounting. Rental King's assets and liabilities were recorded at their estimated fair market values as of the date of the acquisition. The fair values of rental merchandise, property and equipment, intangible assets, certain liabilities and the final purchase price will be finalized based on the completion of certain additional procedures.  The estimated excess of the acquisition cost over net assets acquired, ("goodwill") of $17.1 million is being amortized on a straight line basis over twenty years.  The total
costs of the net assets acquired was $17.9 million	and consisted of assets
of $25.2 million less liabilities assumed of $5.5 million and acquisition costs of $1.8 million. The acquisition of Rental King was primarily funded by the net proceeds received on a private placement of $20.0 million in subordinated convertible debentures (see Note 7). The balance of the cash paid on closing was drawn upon the Company's existing line of credit. The statements of income for the three and nine month periods ended June 30, 1997 include the results of operations of Rental King since February 1, 1997.

On January 2, 1997, the Company acquired all the outstanding shares of Bill Coleman TV, Inc., ("Coleman"), a privately owned chain of fifteen rental-purchase stores operating in Michigan with annual revenues of approximately $7.5 million, in exchange for consideration consisting of approximately $2.8 million in cash and an option to purchase 25,000 shares of the Company's common stock at an exercise price of $8.875. Pursuant to terms of the acquisition, $350,000 of the purchase price was placed in escrow subject to terms of the escrow agreement to satisfy seller's representations and warranties and any purchase price adjustments. The escrow agreement provides for release of the escrow on completion of a financial audit of Coleman. The acquisition was accounted for using the purchase method of accounting. Coleman's assets and liabilities were recorded at their estimated fair values as of the acquisition date. The fair values of rental merchandise, property and equipment, intangible assets, certain liabilities and the final purchase price will be finalized based on the completion of certain additional procedures. The estimated excess of the acquisition cost over net assets acquired, ("goodwill") of $4.4 million is is being amortized on a straight line basis over twenty years. The total cost of the net assets acquired was $2.8 million and consisted of assets of $7.8 million less liabilities assumed of $4.7 million and acquisition costs of $0.3 million.

On July 25, 1996 the Company acquired all the outstanding shares of Diamond Leasing Corporation ("DLC"); a chain of 11 rental-purchase stores operating in Delaware, Maryland and Pennsylvania with annual revenues of approximately $7.0 million in exchange for consideration consisting of 20,358
(unregistered shares subject to the provisions of Rule 144 of the Securities and Exchange Act) shares of the Company's common stock and $4,102,296 in cash. Pursuant to the terms of the acquisition, $325,000 of the purchase price was placed in escrow subject to the terms of the escrow agreement.
Per the terms of the escrow agreement
$175,000 was released upon completion of the financial statement audit with the remaining $150,000 being held for a three year period from the date of closing. The acquisition was accounted for using the purchase method of accounting. DLC's assets and liabilities were recorded at their fair value as of the acquisition date. The excess of the acquisition costs over the fair value of the assets acquired ("goodwill") of $4,519,147 is being amortized on a straight-line basis over twenty years. The total cost of the net assets acquired was $4,289,796 ($187,500 in common stock and $4,102,296 in cash) and consisted of assets of $7,332,052 less liabilities assumed of $2,363,136 and acquisition costs of $679,120. Assets acquired other than goodwill consisted principally of rental merchandise of $1,359,808, property and equipment of $310,850, non-compete agreements of $300,000 and deferred tax assets of $744,808. Liabilities consisted principally of trade accounts payable of $582,693 and bank debt of $1,446,238.

Following are pro forma results of operations for the nine months ended
June 30, 1997 and 1996 assuming the acquisitions of Diamond Leasing, Coleman and Rental King (as defined in Note 3) had occurred on October 1, 1995. The results are not necessarily indicative of future operations or what would have occurred had the acquisitions been consummated as of October 1, 1995.

                              RENT-WAY, INC.

                              (unaudited)

3.	Acquisitions, Continued:


	                                               Unaudited Pro Forma Operations
                                                  	Nine months ended June 30,
                                                ------------------------------

                                                	    1997	          1996
                                                     ----           ----

Revenues	                                        $76,868,714	    $74,629,820

Income before extraordinary item	                $	3,612,821	    $	3,524,201
                                                 -----------     -----------

Net income	                                      $	3,343,804	    $ 3,524,201
                                                 ===========     ===========

Earnings per common share (adjusted to give effect to any preferred stock (dividends)/gain on redemption):
	   Income before extraordinary item	            $	     0.53	    $	     0.51
                                                 ===========     ===========
   	Net income	                                  $	     0.52	    $	     0.51
                                                 ===========     ===========

4.	Contingencies:

The Company is subject to legal proceedings and claims in the ordinary course of its business that have not been finally adjudicated. Certain of these cases have resulted in contingent liabilities estimated at $2,045,000. The majority of such claims are, in the opinion of management, covered by insurance policies and therefore should not have a material effect on the results of operations or financial position of the Company.

Additional claims exist in the amount of $1,344,500 for which management believes it has meritorious defenses but for which the likelihood of an unfavorable outcome is currently not determinable. In management's opinion, each of these claims will either be indemnified by the former shareholders of MLC or covered by insurance policies and therefore will not have a material effect on the results of operations or financial condition of the Company.

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

Under the new facility the Company may borrow funds at either the prime-
rate plus 0.5% or the euro-rate plus 2.75%.   Borrowings under the euro-rate
option require the Company to select a fixed interest period during which the euro-rate is applicable with the borrowed amount not to be repaid prior to the last day of the selected interest period. In addition, borrowing tranches under the euro-rate option must be in integral multiples of $250,000 and not less than $1,000,000 in total. Commitment fees associated with the new facility are equal to 0.25% per annum on each bank's committed amount.

The new credit facility requires the Company to meet certain financial covenants and ratios including maximum leverage, minimum interest coverage and minimum tangible net worth ratios. In addition, the Company must meet requirements regarding monthly, quarterly and annual financial reporting. The new facility also contains covenants which restrict the actions of the Company with respect to the payment of dividends, acquisitions, mergers, disposition of assets or subsidiaries, issuance of capital stock and capital expenditures. The Company may at any time repay outstanding borrowings, in whole or in part, without premium or penalty, except with respect to restrictions identified above in connection with the selection of the euro-rate interest option. As of June 30, 1997, the Company was in compliance with the covenants contained in the new facility.

As a result of the refinancing the Company incurred an extraordinary charge, net of tax benefit, of $269,017. The extraordinary charge was composed of a $124,590 ($74,754 net of tax benefit) prepayment penalty for early retirement of debt and a $323,772 ($194,263 net of tax benefit) write-off of deferred financing costs associated with the refinanced debt.

6.		Redeemable Preferred Stock:

On November 26, 1996, the Company redeemed the remaining shares of its Series A Redeemable Preferred Stock issued in connection with the acquisition of McKenzie Leasing Corporation in July 1995. At the time of redemption there were 11,207 outstanding shares with a face amount of $100 per share. These shares were redeemed at a twenty-five percent discount for an aggregate purchase price of $840,525 and now have the status of authorized and unissued preferred shares undesignated as to series.

7.		Private Placement:

On February 4, 1997, the Company completed the private placement of $20.0 million of its convertible subordinated debentures ("the Debentures"). The Debentures are due February 1, 2007 and are convertible, at any time after the registration thereof, into shares of common stock, without par value, of the Company at a conversion price of $13.37 per share. The Debentures are subject to redemption at the option of the Company on February 5, 2000 at a price of 103%. The redemption price will decrease at a rate of 1% per year, reaching a price of 100% in the year 2003 and remaining fixed until the date of maturity. The indebtedness evidenced by the Debentures is subordinated and junior in right of payment to all senior indebtedness. Included in the senior indebtedness is $7.0 million of convertible notes held by Massachusetts Mutual Life Insurance Co. and its affiliates. The Debentures bear an annual interest rate of 7% with semi-annual payments in August and February, beginning August 1, 1997. On May 9, 1997, the Company filed a registration statement to register the Debentures and the common stock underlying such debentures under the Securities Act of 1933. Following full review by the Securities and Exchange Commission, the Company filed an amended registration statement on June 13, 1997, which registration statement was declared effective on June 19, 1997. The net proceeds of the private placement were used in conjunction with the Rental King acquisition (see Note 3).

8.		Shareholders Equity:

On March 12, 1997 at the Company's Annual Shareholder Meeting, an amendment to the articles of incorporation was approved to increase the number of authorized shares of Common Stock from 10,000,000 to 20,000,000.

9.	Subsequent Event:

On July 14, 1997, the Company acquired the assets of R. A. Wolford Inc., a privately owned rental-purchase chain in southeast Pennsylvania with annual revenues of approximately $3.3 million. Consideration consisted of $2.8 million in cash drawn on the Company's existing line of credit.

                             RENT-WAY, INC.

ITEM 2 	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	       AND RESULTS OF OPERATIONS

General

For the three and nine months ended June 30, 1997 the Company's total revenues increased by 97.5% and 71.6%, operating income increased by 153.3% and 103.3% and income before the effect of an extraordinary item increased by 100.1% and 99.3%, respectively, compared to the three and nine month periods last year. The increase in revenue, operating income, and net income are primarily due to acquisitions made during fiscal 1996 and 1997, improved same store operating profits, a reduction in certain expenses resulting from economies of scale, and increased same store revenues. Same store revenues increased by 7.7% for the three months ended June 30, 1997 as compared to the same three month period last year.

In November 1996, the Company secured a $40.0 million collateralized revolving credit facility from a syndicate of banks led by National City Bank of Pennsylvania. Of the total facility, approximately $7.0 million was used to refinance existing senior debt with the remainder of such facility available for future store acquisitions. As a result of the refinancing, the Company incurred an extraordinary charge, net of tax benefit, of $269,017. The extraordinary item is composed of a pre-payment penalty resulting from the early extinguishment of debt and the write-off of deferred finance costs associated with the refinanced debt. Also in connection with the refinancing, the Company redeemed the remainder of its Series A Redeemable Preferred Stock. The Company redeemed the preferred stock at a 25% discount to face value resulting in a gain of $280,175.
As a result of these adjustments, earnings applicable to common shares increased 111.9% to $3.9 million for the nine month period ended June 30, 1997 from $1.8 million in the same period last year.

On January 24, 1997, the Company signed a definitive purchase agreement to acquire all the outstanding shares of Perry Electronics, Inc. d/b/a Rental King ("Rental King"). On February 6, 1997, the Company consummated the transaction and acquired all the outstanding shares of Rental King, assuming effective control of the results of operations as of February 1, 1997. At the time of acquisition Rental King operated a chain of rental-purchase stores in Colorado, Florida, Indiana, Kentucky, Michigan, Ohio and West Virginia with annual revenues of approximately $24.0 million. The consideration paid in exchange for all the outstanding shares of Rental
King was $17.9 million in cash. Pursuant to the terms of the purchase agreement, $2.0 million of the purchase price was placed in escrow, subject to the terms of an escrow agreement, to satisfy sellers' representations and warranties and any purchase price adjustments. In June 1997, the full amount of the escrow account was released. The Company believes the Rental King acquisition substantially increases market penetration in many of the Company's already established areas of operation, while opening the door to new markets such as Colorado, Kentucky, and West Virginia. As of June 30, 1997, all 70 stores have been fully integrated into the Rent-Way system.

On January 2, 1997, the Company acquired all the outstanding common shares of Bill Coleman TV, Inc., ("Coleman"), a privately owned chain of fifteen rental-purchase stores operating in Michigan with annual revenues of approximately $7.5 million, in exchange for consideration consisting of approximately $2.8 million in cash and an option to purchase 25,000 shares of the Company's common stock at an exercise price of $8.875. Pursuant to terms of the acquisition, $350,000 of the purchase price was placed in escrow subject to terms of the escrow agreement. The escrow agreement provides for release pending completion of a financial audit of Coleman to satisfy seller's representations and warranties and any purchase price adjustments. The acquisition considerably strengthens the Company's penetration in Michigan from seven to twenty-two stores, and is in line with the Company's strategy to cluster stores in selected markets. As of June 30, 1997 all fifteen stores have been fully integrated into the Rent-Way system, with any necessary remodeling under way.

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


                                                      	Three Months Ended 	        Nine Months Ended
                                                           	June 30	                    June 30
                                                       	 1997	    1996	              1997	    1996
                                                         -----    -----              -----    -----
Revenues:
	    Rental revenue	                                     87.8% 		  85.8%		            87.8%		  86.0%
    	Other revenue		                                     12.2 			  14.2 			           12.2			  14.0
                                                         -----     -----              -----    -----
	   	Total revenues		                                   100.0		   100.0 		           100.0			 100.0
Costs and operating expenses:
    	Depreciation and amortization:
		     Rental merchandise	                               23.1			   26.3 			           23.2			  26.6
		     Property and equipment	                            1.7			    1.6			             1.6			   1.5
	     	Amortization of goodwill	                          2.3			    1.7			             2.1			   1.7
                                                         -----     -----              -----    -----
			      Total depreciation and amortization	            27.1		    29.6		 	           26.9			  29.8

Salaries and wages	                                      24.9			   25.3			            25.7	  	 24.9
Advertising		                                             3.7			    3.0			             4.6			   4.0
Occupancy		                                               6.9			    6.6			             6.9	 		  6.5
Other operating expenses	                                20.8			   22.5  			          20.7 			 21.9
                                                         -----     -----              -----    -----
	    Total costs and operating expenses		                83.4			   87.0			            84.8 			 87.1
                                                         -----     -----              -----    -----
Operating income		                                       16.6		    13.0			            15.2			  12.9

Interest expense                                         (4.3) 	  	(1.7)		            (3.7)		  (3.5)
Other income		                                           (0.1)		    0.5			            (0.1)		   0.4
                                                         -----     -----              -----    -----
Income before income taxes and
   extraordinary item		                                  12.2			   11.8 			           11.5 			  9.8

Income tax expense		                                      5.7			    5.4			             5.4			   4.5
                                                         -----     -----              -----    -----
Income before extraordinary item	                         6.5			    6.4			             6.1			   5.3

Extraordinary item		                                       -			      -			             (0.4)		    -
                                                         -----     -----              -----    -----
Net income		                                              6.5	%		   6.4%		             5.7	%		  5.3%
                                                         =====     =====              =====    =====

Redeemable preferred stock, (dividends)/gain
    on redemption		                                        - 			   (0.2)		             0.4 		  (0.3)
                                                         -----     -----              -----    -----
Earnings applicable to common shares	                     6.5	%		  6.2 %		             6.1 %		  5.0 %
                                                         =====     =====              =====    =====



                              RENT-WAY, INC.

ITEM 2 	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
    				AND RESULTS OF OPERATIONS, (Continued)

Comparison of three months ended June 30, 1997 and 1996

For the three months ended June 30, 1997 compared to the three months ended June 30, 1996, total revenues increased by $12.2 million (97.5%) to $24.8 million from $12.6 million. This increase was principally due to increased same store revenues, the inclusion of three month results for stores acquired in fiscal 1996 acquisitions, the Coleman acquisition, and the Rental King acquisition. Stores acquired in fiscal 1996 accounted for $3.3 million (27.0%) of the increase, the Coleman acquisition accounted for $1.9 million (15.5%) of the increase, the Rental King acquisition accounted for $6.1 million (49.8%) of the increase and the Company's same stores accounted for $0.9 million (7.7%) of the increase. Other revenue increased by $1.2 million (68.6%) to $3.0 million from $1.8 million principally due to the sotres acquired in fiscal 1996 and 1997.

For the three months ended June 30, 1997 compared to the three months ended June 30, 1996, total costs and operating expenses increased to $20.7 million from $10.9 million primarily as a result of the costs and operating expenses associated with stores acquired in fiscal 1996 and 1997, but decreased to 83.4% from 87.0% of total revenues. This decrease of 3.6% resulted primarily from a 2.5% decrease in depreciation and amortization as a percentage of total revenues, a 0.4% decrease in salaries and wages as a percentage of total revenues, and a 1.7% decrease in other operating expenses as a percentage of total revenues. Depreciation expense related to rental merchandise increased by $2.4 million to $5.7 million from $3.3 million, but decreased 3.2% as a percentage of total revenues due to increases in weekly rental rates, lower purchase costs of rental merchandise due to increased volume, and improve-ments in the realization of potential collectible rental revenue. Amortiza-tion of goodwill increased by $0.4 million primarily because of the increase in goodwill related to the stores acquired in fiscal 1996 and 1997. Amortization of goodwill was 2.3% and 1.7% of total revenues for the three months ended
June 30, 1997 and 1996, respectively. For the three months ended June 30, 1997 compared to the three months ended June 30, 1996, salaries and wages increased by $3.0 million to $6.2 million from $3.2 million principally due to the addition of 111 new locations, an increase in same store payroll, upgrades in the regional manager position and the addition of 13 new managers from recent acquisitions, and an overall strengthening of corporate personnel. The 111 stores from recent acquisitions produced additional payroll cost of approxmately $2.3 million for the three months ended June 30, 1997. Same store payroll increased $0.2 million. The upgrade and additions in regional managers and the strengthening of corporate personnel resulted in an increase in salaries and wages of approximately $0.3 million and $0.2 million, respectively. Salaries and wages decreased to 24.9% from 25.3% of total revenue for the three months ended June 30, 1997 and 1996, respectively, primarily due to growth in same store revenue and more efficient use of corporate personnel. The Company, in anticipation of future growth, has strengthened store and regional personnel by upgrading with managers who have extensive multi-unit experience. Advertising expense increased $0.5 million or 0.7% as a percentage of total revenues to $0.9 million from $0.4 million principally due to the addition of the stores acquired in fiscal 1996 and 1997. Occupancy expense increased $0.9 million or 0.3% as a percentage of total revenues to $1.7 million from $0.8 million primarily due to the addition of the stores acquired in fiscal 1996 and 1997. Other operating expenses increased by $2.4 million to $5.2 million from $2.8 million, but decreased 1.7% as a percentage of total revenues. This 1.7% decrease occurred becauses of the Company's ability to allocate corporate costs and certain overhead costs over a greater number of stores and increased revenues.

For the three months ended June 30, 1997 compared to the three months ended June 30, 1996, operating income increased by $2.5 million (153.3%) to $4.1 million from $1.6 million, and increased to 16.6% from 13.0% of total revenues. The improvement in operating income was principally due to the stores acquired in 1996 and 1997 and the factors discussed above.

For the three months ended June 30, 1997 compared to the three months ended June 30, 1996, interest expense increased $0.9 million to $1.1 million from $0.2 million due to an increase in debt of $39.6 million from $7.1 million to $46.7 million. This increase is principally the result of the issuance of $20 million of 7% convertible subordinated debentures in the Rental King acquisition on February 6, 1997, the purchase of DLC on July 25, 1996 and Coleman on January 2, 1997.

                              RENT-WAY, INC.

ITEM 2 	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
    				AND RESULTS OF OPERATIONS, (Continued)

Comparison of three months ended June 30, 1997 and 1996, Continued

For the three months ended June 30, 1997 compared to the three months ended June 30, 1996, income tax expense increased to $1.4 million from $0.7 million because the Company generated greater taxable income. The Company's income tax rate of 47.0% is higher than the statutory tax rates because amortization expense related to goodwill incurred in connection with its acquisitions is not deductible for purposes of computing income tax.

For the three months ended June 30, 1997 compared to the three months ended June 30, 1996, net income increased by $0.8 million (100.1%) to $1.6 million from $0.8 million. The increase was due to the factors discussed above.

Comparison of Nine Months Ended June 30,  1997 and 1996

For the nine months ended June 30, 1997 compared to the nine months ended June 30, 1996, total revenues increased by $26.3 million (71.6%) to $63.0 million from $36.7 million. The increase was principally due to increased same store revenues and the inclusion of the stores acquired in fiscal 1996 acquisitions, the Coleman acquisition, and the Rental King acquisition. Stores acquired in fiscal 1996 accounted for $10.0 million (38.0%) of the increase, stores acquired in the Coleman acquisition accounted for $3.9 million (14.8%) of the increase, stores acquired in the Rental King acquisition accounted for $10.6 million (40.3%) of the increase, and the Company's same stores accounted for $1.8 million (6.9%) of the increase. Other revenue increased $2.6 million (50.0%) to $7.7 million from $5.1 million principally due to stores acquired in 1996 and 1997.

For the nine months ended June 30, 1997 compared to the nine months ended
June 30, 1996, total costs and operating expenses increased to $53.4 million from $32.0 million primarily as a result of the costs and operating expenses associated with stores acquired in 1996 and 1997, but decreased to 84.8% from 87.1% of total revenues. This decrease of 2.3% resulted primarily from a 2.9% decrease in depreciation and amortization as a percentage of total revenues and a 1.2% decrease in other operating expenses as a percentage of total revenues. Depreciation expense related to rental merchandise increased by $4.8 million to $14.6 million from $9.8 million, but decreased by 3.4% as a percentage of total revenues primarily due to increases in weekly rental rates, lower purchase costs of rental merchandise due to increasing volume, and improvements in the realization of potential collectible rental revenue. Amortization of goodwill increased by $0.7 million primarily because of the increase in goodwill related to stores acquired in 1996 and 1997. For the nine months ended June 30, 1997 compared to the nine months ended June 30, 1996 salaries and wages increased by $7.0 million to $16.2 million from $9.2 million. This increase is principally due to the addition of 111 new stores including 13 new regional managers, upgrades in store and regional personnel, and an overall strengthening of corporate personnel. Salaries and wages were 25.7% and 24.9% of total revenues for the nine months ended June 30, 1997 and 1996, respectively. The Company, in anticipation of future growth, has strengthened store and regional personnel by upgrading with managers who have extensive multi-unit experience. In addition to this upgrade, the increase in salaries and wages in relation to total revenues was primarily due to the increase in staffing levels in the McKenzie stores, the 111 stores acquired in recent acquisitions having a lower average revenue base than existing Rent-Way stores, and a fewer number of stores per regional manager added from recent acquisitions. Advertising expense increased $1.4 million or 0.6% as a percentage of total revenues to $2.9 million from $1.5 million principally due to the addition of the stores acquired in 1996 and 1997. Occupancy expense increased $1.9 million to $4.3 million from $2.4 million or 0.4% as a percentage of total revenues mainly due to the addition of the stores acquired in 1996 and 1997. Other operating expenses increased $5.0 million to $13.0 million from $8.0 million principally due to the addition of the stores acquired in 1996 and 1997, but decreased to 20.7% from 21.9% of total revenues. This 1.2% decrease occurred because of the Company's ability to allocate corporate costs and certain overhead costs over a greater number of stores and increased revenues.

For the nine months ended June 30, 1997 compared to the nine months ended June 30, 1996, operating income increased by $4.9 million (103.3%) to $9.6 million from $4.7 million, and increased to 15.2% from 12.9% of total revenues. The improvement in operating income was principally due to the stores acquired in 1996 and 1997 and the factors discussed above.

                               RENT-WAY, INC.

ITEM 2 	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
    				AND RESULTS OF OPERATIONS, (Continued)

Comparison of Nine Months Ended June 30,  1997 and 1996, Continued

For the nine months ended June 30, 1997 compared to the nine months ended June 30,1996, interest expense increased by $1.0 million to $2.3 million from $1.3 million due to an increase in debt of $39.6 million from $7.1 million to $46.7 million. This increase is the result of the issuance of $20 million of 7% convertible subordinated debentures in connection with the Rental King acquisition on February 6, 1997, the purchase of DLC on July 25, 1996 and Coleman on January 2, 1997.

For the nine months ended June 30, 1997 compared to the nine months ended June 30, 1996, income tax expense increased to $3.4 million from $1.6 million because the Company generated greater taxable income. The Company is accruing income tax expense based on an effective tax rate of 46.7%, which is higher than the statutory tax rates, because amortization expense related to goodwill incurred in connection with its acquisitions is not deductible for purposes of computing income tax.

For the nine months ended June 30, 1997 compared to the nine months ended June 30, 1996, net income increased by $1.7 million (85.4%) to $3.6 million from $1.9 million. The increase was due to the factors discussed above.

Liquidity and Capital Resources

On November 22, 1996, the Company entered into a new collateralized revolving credit facility (the "new facility") with a syndicate of banks led by National City Bank of Pennsylvania, providing for loans or letters of credit up to $40.0 million. The syndicate consists of four banks, with National City Bank of Pennsylvania, LaSalle National Bank, and Harris Trust and Savings Bank committed for an equal ratable share of 27.25%, and Heller Financial, Inc. committed for an 18.25% ratable share. The new facility replaces the existing $15.0 million Secured Credit Agreement with First
Source Financial LLP. Of the $40.0 million, approximately $7.0 million was used to refinance existing senior indebtedness with the balance available for store acquisitions. Also in connection with the refinancing, the Company redeemed the remainder of its Series A Redeemable Preferred Stock. The Company redeemed the preferred stock at a 25% discount to face value resulting in a gain of $280,175. As of June 30, 1997, the Company had approximately $20.5 million of availability under the working capital loan portion of the new facility.

On February 4, 1997 the Company completed the private placement of $20.0 million in convertible subordinated debentures, ("the Debentures"). The Debentures are due February 1, 2007 and are convertible, at any time after the registration date into shares of common stock, without par value, of the Company at a conversion price of $13.37 per share. The Debentures will become subject to redemption at the option of the Company on February 5, 2000 at a price of 103%. The redemption price will decrease at a rate of 1% per year, reaching a price of 100% in the year 2003 and remaining fixed until the date of maturity. The indebtedness evidenced by the Debentures is subordinated and junior in rights of payment to the extent of payment in full of all amounts due on all senior indebtedness. Included in the senior indebtedness is $7.0 million of convertible notes held by Massachusetts Mutual Life Insurance Co. and affiliates. The Debentures bear an annual interest rate of 7% with semi-annual payments in August and February, beginning August 1, 1997. The Company filed a registration statement to register the securities underlying the debentures with the Securities and Exchange Commission on May 9, 1997 and the registration statement became effective on June 19, 1997. The funds generated by this private placement were used in conjunction with Rental King acquisition
(see Note 3).

For the nine months ended June 30, 1997 compared to the nine months ended June 30, 1996, the Company's net cash provided by operating activities decreased to $0.8 million from $1.0 million. This decrease was principally due to a $7.9 million increase in rental merchandise purchases and a $1.9 million decrease in accounts payable offset by a $1.9 million increase in net income, a $5.9 million increase in non-cash depreciation and amortization, a $0.4 million increase in income taxes payable, and a $1.7 million increase in other liabilities. The increase in depreciation, amortization, and rental merchandise purchases resulted primarily from the stores acquired in 1996 and 1997.

For the nine months ended June 30, 1997 compared to the nine months ended June 30, 1996, the Company's net cash used in investing activities increased $23.9 million to $27.7 million from $3.8 million. This increase is primarily due to the purchase of Coleman and Rental King.

                              RENT-WAY, INC.

ITEM 2 	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
    				AND RESULTS OF OPERATIONS, (Continued)

Liquidity and Capital Resources, Continued:

For the nine months ended June 30, 1997 compared to the nine months ended June 30, 1996, the Company's net cash provided by financing activities increased to $28.2 million from $3.2 million. The increase in net cash provided by financing activities was principally due to increased borrowings on the Company's credit facilities and the sale of $20 million of 7% convertible subordinated debentures.

In April 1997, the Company purchased an additional building, located adjacent to it's existing corporate headquarters, to accommodate the growth from recent acquisitions. The building was purchased for $0.8 million with funds drawn on the Company's new facility.

Inflation

During the nine months ended June 30, 1997, the cost of rental merchandise, lease rental expense and salaries and wages have increased modestly. These increases have not had a significant effect on the results of operations because the Company has been able to charge commensurably higher rental for its merchandise. This trend is expected to continue in the foreseeable future.

Other Matters

In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 - "Accounting for Stock-based Compensation" ("SFAS 123") effective for transactions entered into after December 15, 1995. The Company intends on adopting disclosure-only provisions of SFAS 123 in fiscal 1997. Management does not believe the adoption of this standard will have a significant impact on the financial statements of the Company.

In February 1997, the FASB issued SFAS No. 128 - "Earnings Per Share" (SFAS 128"), effective for periods ending after December 31, 1997.
The Company has disclosed the estimated impact of SFAS 128 for the three and nine month periods ended June 30, 1997 (see Note 2 to the financial statements).

Cautionary Statement

This Report on Form 10-Q and the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations may contain various "forward looking statements" within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company's expectations or beliefs concerning future events. Any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, (i) the ability of the Company to acquire additional rental-purchase stores on favorable terms, (ii) the ability of the Company to improve the performance of such acquired stores and to integrate such acquired stores into the Company's operations, and (iii) the impact of the state and federal laws regulating or otherwise affecting the rental-purchase transaction.

Undo reliance should not be placed on any forward-looking statements made by or on behalf of the Company as such statements speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, the occurrence of future events or otherwise.

                              RENT-WAY, INC.

                       PART II  OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K


a.	Exhibits

The Exhibits filed as part of this report are listed below.

				Exhibit No.						Description
    ----------       -----------

       	11	          Computation of Net Income per Common Share

       	27	          Financial data schedule

b.	Reports on Form 8-K

On April 21, 1997, the Company filed Form 8-K/A amending its previous
Form 8-K filed February 21, 1997 which reported the company's acquisition of Perry Electronics, Inc. d/b/a Rental King. The Form 8-K/A included (i) audited financial statements of Rental King consisting of balance sheets, statements of operations, statements of shareholders' equity and statement of cash flows for and as of the years ended December 31, 1996 and 1995, and notes thereto, and (ii) unaudited proforma financial information consisting of a balance sheet and statements of income, and notes thereto.


                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




______________			_________________________________________
			Date										Jeffrey A. Conway
   														Vice President and Chief Financial Officer
			   											(Principal Financial and Accounting Officer and Duly
    														Authorized Officer)