Form 10-K
period 1997-09-30
RENT WAY INC
filed 1997-11-06
CIK 893046

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM           TO
                            ------------------------

                        COMMISSION FILE NUMBER: 0-22026

                                 RENT-WAY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

    PENNSYLVANIA                    25-1407782
      (STATE OF           (I.R.S. EMPLOYER IDENTIFICATION
   INCORPORATION)                      NO.)

                 3230 WEST LAKE ROAD, ERIE, PENNSYLVANIA 16505
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  814-836-0618
                          (ISSUER'S TELEPHONE NUMBER)

 SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                           COMMON STOCK, NO PAR VALUE
                                (TITLE OF CLASS)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Check if there is no disclosure of delinquent filers in response to Items 405 of Regulation S-K in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based on the closing sales price on November 4, 1997 the aggregate market value of stock held by non-affiliates of the issuer was $117,806,561.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     CLASS              OUTSTANDING AS OF NOVEMBER 4, 1997
  Common Stock                      7,772,613

================================================================================

                                 RENT-WAY, INC.

                                     PART I

ITEM I BUSINESS

GENERAL

     Rent-Way, Inc. (the "Company") has been engaged in the rental-purchase business since 1981 and currently operates 184 stores that provide quality brand name merchandise in 14 states and the District of Columbia. The Company offers home entertainment equipment, furniture, major appliances and jewelry to customers under full-service rental-purchase agreements that generally allow the customer to obtain ownership of the merchandise at the conclusion of an agreed upon rental period. Management believes that these rental-purchase arrangements appeal to a wide variety of customers by allowing them to obtain merchandise that they might otherwise be unable or unwilling to obtain due to insufficient cash resources or lack of access to credit or because they have a temporary, short-term need for the merchandise or a desire to rent rather than purchase the merchandise.

     The Company was formed in 1981 to operate a rental-purchase store in Erie, Pennsylvania. By 1993, as a result of acquisitions and new store openings, the Company was operating 19 stores in three states and had completed its initial public offering. As of September 30, 1997, principally as a result of acquisitions, the Company was operating 184 stores in 14 states and the District of Columbia.

     The Company's principal executive offices are located at 3230 West Lake Road, Erie, Pennsylvania 16505, and its telephone number is (814) 836-0618.

FISCAL 1997 ACQUISITIONS

     On January 2, 1997, the Company acquired all of the outstanding stock of Bill Coleman TV, Inc. ("Bill Coleman TV") for a purchase price consisting of approximately $6.7 million in cash, an option to purchase 25,000 shares of the Company's Common Stock at an exercise price of $8.875 per share and the assumption of certain liabilities (the "Coleman Acquisition"). Bill Coleman TV operated 15 rental-purchase stores in Michigan and had revenues of approximately $8.6 million for the twelve months ended December 31, 1996.

     On February 6, 1997, the Company acquired all of the outstanding stock of Perry Electronics, Inc. d/b/a Rental King ("Rental King") for a purchase price of $23.0 million consisting of cash and the assumption of certain liabilities (the "Rental King Acquisition"). Rental King operated 70 rental-purchase stores in Ohio, Michigan, Florida, Colorado, Indiana, West Virginia and Kentucky and had revenues of approximately $24.0 million for the twelve months ended December 31, 1996.

     The Company also acquired a four store rental-purchase chain with stores located in Pennsylvania in July 1997 and three rental-purchase stores located in the Washington, D.C. area in September 1997.

PENDING ACQUISITION

     On October 6, 1997, the Company signed a letter of intent to acquire substantially all of the assets of the Ace TV Rentals rental-purchase chain ("Ace Rentals") for a purchase price of approximately $24.5 million (the "Ace Rentals Acquisition"). Ace Rentals operates 46 stores in South Carolina and 4 stores in California.

     The Company expects to close the acquisition in early January 1998, subject to the satisfaction of certain conditions, including negotiation of a definitive purchase agreement. Consummation of the Ace Rentals Acquisition will provide the Company with a presence in the southeastern United States, which the Company believes to be a growing rental-purchase market.

THE RENTAL-PURCHASE INDUSTRY

     Begun in the mid-to-late 1960s, the rental-purchase business is a relatively new segment of the retail industry offering an alternative to traditional retail installment sales. The rental-purchase industry provides brand name merchandise to customers generally on a week-to-week or month-to-month basis under a full service rental agreement, which in most cases includes a purchase option. The customer may cancel the rental agreement at any time without further obligation by returning the product to the rental-purchase operator.

     APRO, the industry's trade association, estimated that at the end of 1996 the U.S. rental-purchase industry comprised approximately 7,500 stores providing
5.8 million products to 2.9 million households. Management believes that its customers generally have annual household incomes ranging from $20,000 to $40,000. Based on APRO estimates, the rental-purchase industry had gross revenues of $4.1 billion in 1996. The U.S. rental-purchase industry is highly fragmented. Management estimates that the ten largest industry participants account for less than 50% of total industry stores and that the majority of the industry consists of operations with fewer than 20 stores. See "--Strategy", "--Competition."

     Management believes that the rental-purchase industry is experiencing increasing consolidation due to, among other factors, the recognition by smaller operators of the increased operating efficiencies and better competitive position achievable through larger organizations, greater availability of capital for larger organizations, and the willingness of an older generation of operators to resolve succession issues through disposition of the business. In addition, management believes that many smaller industry operators lack the management information systems necessary to manage a large multi-store rental-purchase operation efficiently and profitably. Management believes that this trend toward consolidation of operations in the industry presents an opportunity for well-capitalized rental-purchase operators to continue to acquire additional stores on favorable terms.

STRATEGY

     Management believes that the Company's continued success depends on successful implementation of the following business strategies:

     Acquiring and Opening New Stores

     The Company currently intends to expand its operations by acquiring existing stores and opening new stores, both within its present market areas and in geographic regions not currently served by the Company. At present, the majority of that expansion is expected to be accomplished through acquisitions. The Company believes that acquisitions can effectively increase the Company's market share while simultaneously expanding its customer base. In addition, in pursuing its growth strategies, the Company expects to benefit from both enhanced purchasing power and the ability to exploit economies of scale for certain fixed operational expenses. The Company continually reviews acquisition opportunities, and management believes that a number of acquisition opportunities currently exist. Except as disclosed herein, the Company presently has no plans, proposals, arrangements or understandings with respect to significant acquisitions. See "Pending Acquisition".

     In identifying targets for acquisition, the Company intends to focus on operations that complement the Company's existing markets, while remaining open to the possibility of making acquisitions in other areas. The Company has not established formal criteria for potential acquisitions. Generally, however, the Company seeks to acquire rental-purchase businesses that operate profitably and are located in geographic markets that complement the Company's existing stores or that the Company views as growth markets for the rental-purchase industry. The Company seeks to acquire such businesses at purchase prices that will permit the Company a prompt return on its investment in the form of increased earnings. The Company has no formal policy with respect to acquisitions with related entities. To date, no related party acquisitions have been considered nor does the Company anticipate considering such acquisitions in the future. Management believes that its senior management has a level of ability and experience that provides the Company with a competitive advantage in the evaluation and consummation of acquisition opportunities.

     Customer-Focused Philosophy

     Management believes that through the continued adherence to its "Welcome, Wanted and Important" business philosophy it should be able to increase its new and repeat customer base, and thus the number of units it has on rent, thereby increasing revenues and net income. The "Welcome, Wanted and Important" philosophy is a method by which the Company seeks to create a store atmosphere conducive to customer loyalty. The Company attempts to create this atmosphere through the effective use of advertising and merchandising strategies, by maintaining the clean and well-stocked appearance of its stores, and by providing a high level of customer service (such as the institution of a toll-free 1-800-RENTWAY complaint and comment line). The Company's advertising emphasizes brand name merchandise from leading manufacturers. In addition, merchandise selection within each product category is periodically updated to incorporate the latest offerings from suppliers. Services provided by the Company to the customer include home delivery, installations, ordinary maintenance and repair services and pick-up during the term of the contract at no additional charge. Store managers also work closely with each customer in choosing merchandise, setting delivery dates and arranging a suitable payment schedule. As part of the "Welcome, Wanted and Important" philosophy, store managers are empowered, encouraged and trained to make decisions regarding store operations subject only to certain Company-wide operating guidelines and general policies. All acquired stores are promptly evaluated and, if necessary, remodeled.

     Expanding the Company's Product Lines

     One of the Company's principal strategies is to provide the rental-purchase customer with the opportunity to obtain merchandise of higher quality than the merchandise available from its competitors on competitive terms. To this end, the Company attempts to maintain a broad selection of products while emphasizing higher priced merchandise. The Company intends to continue expanding its offerings of higher priced products in all product areas. Management believes that previous offerings of higher priced products have succeeded in both increasing the Company's profitability and attracting new customers to the Company's existing stores. In addition, the Company selectively tests new merchandise. Management believes that opportunities exist to provide additional or non-traditional merchandise to its customers.

     Monitoring Store Performance

     Each store is provided with a management information system that allows management to track rental and collection activity on a daily basis. The system generates detailed reports that track inventory movement by piece and by product category and the number and frequency of past due accounts and other collection activity. In addition, physical inventories are regularly conducted at each store to ensure the accuracy of the management information system data. Senior management monitors this information to ensure adherence to established operating guidelines. Management believes the Company's management information system enhances its ability to monitor and affect the operating performance of existing stores and to integrate and improve the performance of newly acquired stores.

     Results-Oriented Compensation

     Management believes that an important reason for the Company's positive financial performance and growth has been the structure of its management compensation system, which provides incentives for both regional and store managers to increase store revenues and operating profits. A significant portion of the Company's regional and store managers' total compensation is dependent upon store performance. As further incentive, the Company grants managers stock options in the Company. Management believes that the Company's emphasis on incentive-based compensation has been instrumental in the Company's ability to attract, retain and motivate its regional and store managers.

     Manager Training

     Management believes that well-trained store managers are important to the Company's efforts to maximize individual store performance. The Company employs a full-time trainer who conducts classroom programs in the areas of sales, store operations and personnel management. These training programs often continue for several months and culminate in an exam. The Company requires its managers to attend, at Company expense, leadership and management programs offered by leading management and organization experts.

OPERATIONS

     Company Stores

     The Company currently operates 184 stores in 14 states and the District of Columbia, as follows:

                                                                            NUMBER OF
        LOCATION                                                             STORES
        -----------------------------------------------------------------   ---------
        Ohio.............................................................     49
        Michigan.........................................................     28
        Pennsylvania.....................................................     24
        New York.........................................................     20
        Indiana..........................................................     17
        Maryland.........................................................     11
        Illinois.........................................................     8
        Virginia.........................................................     8
        Florida..........................................................     7
        Delaware.........................................................     4
        Colorado.........................................................     3
        West Virginia....................................................     2
        Kentucky.........................................................     1
        New Jersey.......................................................     1
        Washington, D.C. ................................................     1

     The Company's stores average approximately 3,000 square feet in floor space and are generally located in strip shopping centers in or near low to middle income neighborhoods. Often, such shopping centers offer convenient free parking to the Company's customers. The Company's stores are generally uniform in interior appearance and design and display of available merchandise. The stores have separate storage areas but generally do not use warehouse facilities. In selecting store locations, the Company uses a variety of market information sources to locate areas of a town or city that are readily accessible to low and middle income consumers. The Company believes that within these areas the best locations are in neighborhood shopping centers that include a supermarket. The Company believes this type of location makes frequent rental payments at its stores more convenient for its customers.

     Product Selection

     The Company offers brand name home entertainment equipment (such as television sets, video recorders, video cameras and stereos), furniture, major appliances and jewelry. Major appliances offered by the Company include refrigerators, ranges, washers and dryers. The Company's product line currently includes the Zenith, RCA, Pioneer and JVC brands in home entertainment equipment, the Kenmore and Crosley brands in major appliances and the Ashley brand in furniture. The Company closely monitors customer rental requests and adjusts its product mix to offer rental merchandise desired by customers.

     For the year ended September 30, 1997, payments under rental-purchase contracts for home entertainment products accounted for approximately 44.1%, furniture for 27.4%, appliances for 24.5%, jewelry for 2.8% and miscellaneous other items for 1.2% of the Company's rental revenues. Customers may request either new merchandise or previously rented merchandise. Previously rented merchandise is typically offered at the same weekly or monthly rental rate as is offered for new merchandise, but with an opportunity to obtain ownership of the merchandise after fewer rental payments. Weekly rentals currently range from $4.99 to $59.99 for home entertainment equipment, from $1.99 to $49.99 for furniture, from $3.99 to $36.99 for major appliances and from $1.99 to $34.99 for jewelry.

     Rental-Purchase Agreements

     Merchandise is provided to customers under written rental-purchase agreements that set forth the terms and conditions of the transaction. The Company uses standard form rental-purchase agreements which are reviewed by legal counsel and customized to meet the legal requirements of the various states in which they are to be used. Generally, the rental-purchase agreement is signed at the store, but may be signed at the customer's residence if the customer orders the product by telephone and requests home delivery. Customers rent merchandise on a week-to-week and, to a lesser extent, on a month-to-month basis. The rent for the first week or month and each succeeding week or month during the term of the agreement is payable in advance. At the end of the initial and each subsequent rental period, the customer retains the merchandise for an additional week or month by paying the required rent or may terminate the agreement without further obligation. If the customer decides to terminate the agreement, the merchandise is returned to the store and is then available for rent to another customer. The Company retains title to the merchandise during the term of the rental-purchase agreement. If a customer rents merchandise for a sufficient period of time, usually 12 to 24 months, ownership is transferred to the customer without further payments being required. Rental payments are typically made in cash, by check or money order. The Company does not extend credit. See "--Government Regulation."

     Product Turnover

     Generally, a minimum rental term of between 12 and 24 months is required to obtain ownership of new merchandise. Based upon merchandise returns for the year ended September 30, 1997, the Company believes that the average period of time during which customers rent merchandise is 16 to 17 weeks. However, turnover varies significantly based on the type of merchandise being rented, with certain consumer electronic products, such as camcorders and VCRs, generally being rented for shorter periods, while appliances and furniture are generally rented for longer periods. Each rental-purchase transaction requires delivery and pickup of the product, weekly or monthly payment processing and, in some cases, repair and refurbishment of the product. In order to cover the relatively high operating expenses generated by greater product turnover, rental-purchase agreements require larger aggregate payments than are generally charged under installment purchase or credit plans.

     Customer Service

     The Company offers same day delivery, installation and pick-up of its merchandise at no additional cost to the customer. The Company also provides any required service or repair without charge, except for damage in excess of normal wear and tear. If the product cannot be repaired at the customer's residence, the Company provides a temporary replacement while the product is being repaired. The customer is fully liable for damage, loss or destruction of the merchandise, unless the customer purchases an optional loss/damage waiver. Most of the products offered by the Company are covered by a manufacturer's warranty for varying periods, which, subject to the terms of the warranty, is transferred to the customer in the event that the customer obtains ownership. Repair services are provided through in-house service technicians, independent contractors or under factory warranties. The Company recently introduced Rent-Way Plus, a fee-based membership program that provides special loss and damage protection and an additional one year of service protection on rental merchandise, preferred treatment in the event of involuntary job loss, accidental death and dismemberment insurance and discounted emergency roadside assistance, as well as other discounts on merchandise and services.

COLLECTIONS

     Management believes that effective collection procedures are important to the Company's success in the rental-purchase business. The Company's collection procedures increase the revenue per product with minimal associated costs, decrease the likelihood of default and reduce charge-offs. Senior management, as well as store managers use the Company's computerized management information system to monitor cash collections on a daily basis. In the event a customer fails to make a rental payment when due, store management will attempt to contact the customer to obtain payment and reinstate the contract or will terminate the account and arrange to regain possession of the merchandise. However, store managers are given latitude to determine the appropriate collection action to be pursued based on individual circumstances. Depending on state regulatory requirements, the Company charges for the reinstatement of terminated accounts or collects a delinquent account fee. Such fees are standard in the industry and may be subject to state law limitations. See "--Government Regulation." Despite the fact that the Company is not subject to the federal Fair Debt Collection Practices Act, it is the Company's policy to abide by the restrictions of such law in its collection procedures. Charge-offs due to lost or stolen merchandise were approximately 3.0% and 2.7% of the Company's revenues for the years ended September 30, 1997 and 1996, respectively. The charge-off rate for chains with over 20 stores reporting to APRO in 1996 was 2.9%.

MANAGEMENT

     The Company's stores are organized geographically with several levels of management. At the individual store level, each store manager is responsible for customer and credit relations, deliveries and pickups, inventory management, staffing and certain marketing efforts. A Company store normally employs one store manager, one assistant manager, two account managers, one full-time office manager, and one full-time delivery and installation technician. The staffing of a store depends on the number of rental-purchase contracts serviced by the store.

     Each store manager reports to one of 29 regional managers, each of whom typically oversees six to eight stores. Regional managers are primarily responsible for monitoring individual store performance and inventory levels within their respective regions. The Company's regional managers, in turn, report to four directors of operations, located at the Company's headquarters, who monitor the operations of their respective regions and, through the regional managers, individual store performance. The directors of operations report to the Chief Operating Officer who is responsible for overall Company-wide store operations. Senior management at the Company's headquarters directs and coordinates purchasing, financial planning and controls, management information systems, employee training, personnel matters and acquisitions. Headquarters personnel also evaluate the performance of each store and conduct on-site reviews.

MANAGEMENT INFORMATION SYSTEM

     The Company believes that its proprietary management information system provides it with a competitive advantage over many small rental-purchase operations. The Company uses an integrated computerized management information and control system to track each unit of merchandise and each rental-purchase agreement. The Company's system also includes extensive management software and report generating capabilities. Reports for all stores are reviewed daily by senior management and any irregularities are addressed the following business day. Each store is equipped with a computer system that tracks individual components of revenue, idle items, items on rent, delinquent accounts and other account information. Management electronically gathers each day's activity report through the computer located at the headquarters office. This system provides the Company's management with access to operating and financial information about any store location or region in which the Company operates and generates management reports on a daily, weekly, month-to-date and year-to-date basis for each store and every rental-purchase transaction. Utilizing the management information system, senior management, regional managers and store managers can closely monitor the productivity of stores under their supervision compared to Company-prescribed guidelines. This system has enabled the Company to expand its operations while maintaining a high degree of control over cash receipts, inventory, merchandise units in repair and customer transactions. To date, the Company has successfully integrated all of its acquired stores into its management information system. The Company believes the information system is adequate to meet its needs for the foreseeable future.

PURCHASING AND DISTRIBUTION

     The Company's general product mix is determined by senior management, based on an analysis of customer rental patterns and introduction of new products on a test basis. Individual store managers are responsible for determining the particular product selection for their store from a list of products approved by senior management. All purchase orders are executed through regional managers and the Company's purchasing department to insure that inventory levels and mix throughout the store regions are appropriate. The Company maintains only minimal warehouse space for storage of merchandise, and merchandise is generally shipped by vendors directly to each store, where it is held for rental. The Company purchases its merchandise directly from manufacturers or distributors. The Company generally does not enter into written contracts with its suppliers. Although the Company currently expects to continue its existing relationships, management believes there are numerous sources of products available to the Company, and does not believe that the success of the Company's operations is dependent on any one or more of its present suppliers.

MARKETING

     The Company promotes its products and services primarily through direct mail solicitations and, in certain markets, through television advertising and, to a lesser extent, through radio and secondary print media advertisement. The Company also solicits business by telephoning former and prospective customers. The Company has recently begun dedicating an increasing percentage of its marketing dollars to television advertising to build brand recognition in markets where it is economically attractive to do so. The Company's print advertisements emphasize product and brand name selection, prompt delivery and repair, and the absence of any downpayment, credit investigation or long-term obligation. Advertising expense as a percentage of revenue for the year ended September 30, 1997 was approximately 4.4%. As the Company obtains new stores in its existing markets, the advertising expenses of each store in the market can be reduced by listing all stores in the same market-wide advertisement.

COMPETITION

     The rental-purchase industry is highly competitive. The Company competes with other rental-purchase businesses and, to a lesser extent, with rental stores that do not offer their customers a purchase option. Competition is based primarily on rental rates and terms, product selection and availability, and customer service. With respect to consumers who are able to purchase a product for cash or on credit, the Company also competes with department stores, discount stores and retail outlets. These competitors may offer an installment sales program or may compete with the Company simply on the basis of product and price. Several competitors in the rental-purchase business are national in scope and have significantly greater financial and operating resources and name recognition than does the Company.

PERSONNEL

     As of September 30, 1997, the Company had approximately 944 employees, of whom 58 are located at the corporate office in Erie, Pennsylvania. None of the Company's employees is represented by a labor union. Management believes its relations with its employees are good.

GOVERNMENT REGULATION

     Forty-five states have enacted laws regulating or otherwise impacting the rental-purchase transaction, including all of the states in which the Company's stores are located other than New Jersey. These laws generally require certain contractual and advertising disclosures concerning the nature of the transaction and also provide varying levels of substantive consumer protection, such as requiring a grace period for late payments and contract reinstatement rights in the event the agreement is terminated for nonpayment of rentals. No federal legislation has been enacted regulating rental-purchase transactions. The Company instructs its managers in its required procedures through training seminars and policy manuals and believes that it has operated in compliance with the requirements of applicable law in all material respects. In addition, the Company provides its customers with a toll-free number, 1-800-RENTWAY, to telephone corporate headquarters to report any irregularities in service or misconduct by its employees. Any such calls are reviewed daily and are the subject of immediate follow-up investigation by senior management.

SERVICE MARKS

     The Company has registered the "Rent-Way" service mark under the Lanham Act. The Company believes that this mark has acquired significant market recognition and goodwill in the communities in which its stores are located. The service mark "Rent-Way Because There's Really Only One Way" and the related design have also been registered by the Company.

RELATED PARTY TRANSACTIONS

     Although the Company has in the past and may in the future enter into transactions with related parties, the Company has adopted no formal policies, procedures or controls with respect to such transactions. Generally, however, the Company requires that any transactions with related entities be on terms no less favorable to the Company than would be available from an unrelated third party.

ITEM 2 DESCRIPTION OF PROPERTIES

     The Company leases all of its stores under operating leases that generally have terms of three to five years and require the Company to pay real estate taxes, utilities and maintenance. The Company has optional renewal privileges on most of its leases for additional periods ranging from three to five years at rental rates generally adjusted for increases in the cost of living. There is no assurance that the Company can renew the leases that do not contain renewal options, or that if it can renew them, that the terms will be favorable to the Company. Management believes that suitable store space is generally available for lease and that the Company would be able to relocate any of its stores without significant difficulty should it be unable to renew a particular lease. Management also expects that additional space will be readily available at competitive rates in the event the Company desires to open new stores. The Company's corporate office is in Erie, Pennsylvania, and consists of two adjacent buildings, the first building consisting of approximately 14,000 square feet was acquired in 1995 and the second building, consisting of approximately 13,000 square feet, was acquired in 1997. The Company also leases warehouse space in Pittsburgh, Pennsylvania, and owns an office building in Erie, Pennsylvania, which is used for storage.

ITEM 3 LEGAL PROCEEDINGS

     From time to time the Company is a party to various legal proceedings arising in the ordinary course of its business. The Company is not currently a party to any material litigation, except litigation to which it succeeded to as a result of its acquisition of McKenzie Leasing Corporation in 1995, for which it is being indemnified and held harmless. The Company has been sued in an action brought in New York Supreme Court requesting damages in the amount of $50.0 million arising out of an accident whereby a Company truck struck and injured a child riding a bike. Such action is being defended by the Company's insurance carriers and management believes it has sufficient available insurance coverage such that this action will not have a material adverse effect on the Company.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "RWAY." The following table sets forth, for the periods indicated, the high and low last trade price per share of the Common Stock as reported on the Nasdaq National Market.

                                                     YEAR ENDED                YEAR ENDED
                                                    SEPTEMBER 30,             SEPTEMBER 30,
                                                        1997                      1996
                                                  -----------------         -----------------
                                                   HIGH       LOW            HIGH       LOW
    First Quarter..............................   $12.63     $ 8.25         $10.50     $ 8.38
    Second Quarter.............................    12.81       8.75          10.13       7.38
    Third Quarter..............................    14.75       8.63          15.50       9.75
    Fourth Quarter.............................    21.31      12.88          14.13      11.00

     As of November 5, 1997, there were 117 record holders of the Common Stock.

     The Company has not paid any cash dividends to shareholders. The declaration of any cash or stock dividends will be at the discretion of the Board of Directors, and will depend upon earnings, capital requirements and the financial position of the Company, general economic conditions and other pertinent factors. At this time, the Company does not intend to pay any cash dividends in the foreseeable future. Management intends to reinvest earnings, if any, in the development and expansion of the Company's business for an indefinite period of time. The Company's credit facility prohibits the payment of dividends.

ITEM 6 SELECTED FINANCIAL DATA

     The following selected financial data for the years ended September 30, 1993, 1994, 1995, 1996 and 1997 were derived from the Company's financial statements audited by Coopers & Lybrand L.L.P., independent auditors. The historical financial data are qualified in their entirety by, and should be read in conjunction with, Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements of the Company and the notes thereto included elsewhere in this document.

                                                               YEARS ENDED SEPTEMBER 30,
                                                   --------------------------------------------------
                                                    1993     1994(1)    1995(2)    1996(3)    1997(4)
                                                   ------    -------    -------    -------    -------
STATEMENT OF INCOME DATA:
REVENUES:
Rental revenue..................................   $7,490    $12,111    $24,080    $43,891    $77,498
Other revenue...................................      957      1,897      4,114      7,280     10,545
                                                   ------    -------    -------    -------    -------
  Total revenues................................    8,447     14,008     28,194     51,171     88,043
COSTS AND OPERATING EXPENSES:
DEPRECIATION AND AMORTIZATION:
  Rental merchandise............................    2,410      4,073      8,312     13,229     20,314
  Property and equipment........................      216        331        525        775      1,530
  Amortization of goodwill......................        7        108        334        875      1,926
Salaries and wages..............................    2,205      4,024      6,909     13,101     22,810
Advertising.....................................      410        540      1,259      2,123      3,899
Occupancy.......................................      589      1,006      1,888      3,269      5,988
Other operating expenses........................    1,921      3,256      6,387     11,148     17,790
                                                   ------    -------    -------    -------    -------
  Total costs and operating expenses............    7,758     13,338     25,614     44,520     74,257
                                                   ------    -------    -------    -------    -------
  Operating income..............................      689        670      2,580      6,651     13,786
Interest expense................................     (580)      (542)    (1,162)    (1,493)    (3,130)
Other income (expense), net.....................       32         89         36         70       (342)
                                                   ------    -------    -------    -------    -------
  Income before income taxes and extraordinary
     item.......................................      141        217      1,454      5,228     10,314
Income tax expense (benefit)....................      (32)        --        445      2,381      4,629
                                                   ------    -------    -------    -------    -------
  Income before extraordinary item..............      173        217      1,009      2,847      5,685
Extraordinary item..............................       --         --         --         --       (269)
                                                   ------    -------    -------    -------    -------
  Net income....................................      173        217      1,009      2,847      5,416
Preferred stock (dividend) /gain on
  redemption....................................       --         --        (38)      (129)       280
                                                   ------    -------    -------    -------    -------
  Earnings applicable to common shares..........   $  173    $   217    $   971    $ 2,718    $ 5,696
                                                   ======    =======    =======    =======    =======
Earnings per common share--fully diluted........   $ 0.07    $  0.06    $  0.22    $  0.45    $  0.72
                                                   ======    =======    =======    =======    =======
BALANCE SHEET DATA (AT END OF PERIOD):
  Rental merchandise, net.......................   $2,723    $ 7,068    $12,593    $17,862    $35,132
  Goodwill, net.................................      436      4,336     14,893     21,867     43,447
  Total assets..................................    7,784     15,129     36,155     49,974     96,288
  Debt..........................................    3,858      7,255     19,151     12,979     48,156
  Total liabilities.............................    4,840      9,167     22,545     18,134     55,331
  Redeemable preferred stock....................       --         --      2,750      1,121         --
  Shareholders' equity..........................    2,944      5,962     10,860     30,719     40,957

---------

(1) During the year ended September 30, 1994, the Company acquired 20 rental-purchase stores through its acquisition of D.A.M.S.L. Corp on May 18, 1994, which affects the comparability of the historical financial information for the periods presented.

(2) During the year ended September 30, 1995, the Company acquired 50 rental-purchase stores, 46 through the acquisition of McKenzie Leasing Corporation on July 21, 1995, which affects the comparability of the historical financial information for the periods presented.

(3) During the year ended September 30, 1996, the Company acquired 32 rental-purchase stores in four separate transactions, which affects the comparability of the historical financial information for the periods presented.

(4) During the year ended September 30, 1997, the Company acquired 92 rental-purchase stores, 15 of which were acquired on January 2, 1997 from Bill Coleman TV, Inc. and 70 of which were acquired on February 6, 1997 from Perry Electronics, Inc. d/b/a Rental King.

                                 RENT-WAY, INC.

                                    PART II

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     As of September 30, 1997, the Company operated 184 rental-purchase stores located in 14 states and the District of Columbia. Primarily through the acquisitions, the number of stores operated by the Company has increased from 19 as of September 30, 1993 to 184 as of September 30, 1997. The following table shows the number of stores opened, acquired and/or combined during this five-year period.

                                                                YEARS ENDED SEPTEMBER 30,
                                                           ------------------------------------
    STORES                                                 1993    1994    1995    1996    1997
    ----------------------------------------------------   ----    ----    ----    ----    ----
    Open at Beginning of Period.........................    17      19      40      83     108
    Opened..............................................     2       3      --      --      --
    Acquired............................................    --      20      50      32      92
    Closed or Combined..................................    --       2       7       7      16
                                                            --      --      --
                                                                                   ---     ---
    Open at End of Period...............................    19      40      83     108     184
                                                            ==      ==      ==     ===     ===

     During the year ended September 30, 1997, the Company entered into several acquisitions in which the Company acquired 92 stores (the "1997 Acquisitions"). On January 2, 1997, the Company acquired 15 stores in Michigan in the Coleman Acquisition. On February 6, 1997, the Company acquired 70 stores located in Colorado, Florida, Indiana, Kentucky, Michigan, West Virginia, and Ohio in the Rental King Acquisition. In July and September 1997, the Company acquired seven rental purchase stores located in Pennsylvania, Maryland, and Virginia. In connection with the acquisition of stores, the Company implements a strategy to improve the operations of the acquired stores. As part of this strategy, the Company purchases new merchandise, upgrades the appearance of the stores, increases the amount of advertising utilized per store, and implements a training program for the store employees.

     On October 6, 1997, the Company signed a letter of intent to acquire substantially all of the assets of the Ace Rentals rental-purchase chain. Ace Rentals operates 46 stores in South Carolina and four stores in California. The Company expects to close the acquisition in early January 1998, subject to the satisfaction of certain conditions, including the negotiation of a definitive purchase agreement. Consummation of Ace Rentals Acquisition will provide the Company with a presence in the southeastern United States, which the Company believes to be a growing rental-purchase market.

RESULTS OF OPERATIONS

     As an aid to understanding the Company's operating results, the following table expresses certain items of the Company's Statements of Income for the years ended September 30, 1997, 1996 and 1995 as a percentage of total revenues.

                                                                          YEARS ENDED
                                                                         SEPTEMBER 30,
                                                                   -------------------------
                                                                   1997      1996      1995
                                                                   -----     -----     -----
    Revenues:...................................................
      Rental revenue............................................    88.0%     85.8%     85.4%
      Other revenue.............................................    12.0      14.2      14.6
                                                                   -----     -----     -----
         Total revenues.........................................   100.0     100.0     100.0
    Costs and operating expenses:
      Depreciation and amortization:
         Rental merchandise.....................................    23.1      25.9      29.5
         Property and equipment.................................     1.7       1.5       1.9
         Amortization of goodwill...............................     2.2       1.7       1.2
      Salaries and wages........................................    25.9      25.6      24.5
      Advertising...............................................     4.4       4.1       4.5
      Occupancy.................................................     6.8       6.4       6.7
      Other operating expense...................................    20.2      21.8      22.6
                                                                   -----     -----     -----
         Total costs and operating expenses.....................    84.3      87.0      90.9
                                                                   -----     -----     -----
      Operating income..........................................    15.7      13.0       9.1
      Interest expense..........................................    (3.6)     (2.9)     (4.1)
      Other income (expenses), net..............................    (0.4)       .1        .2
                                                                   -----     -----     -----
         Income before income taxes.............................    11.7      10.2       5.2
      Income tax expense........................................    (5.3)     (4.6)     (1.6)
                                                                   -----     -----     -----
         Income before extraordinary item.......................     6.4       5.6       3.6
      Extraordinary item........................................    (0.2)       --        --
                                                                   -----     -----     -----
         Net income.............................................     6.2%      5.6%      3.6%
                                                                   =====     =====     =====

COMPARISON OF YEARS ENDED SEPTEMBER 30, 1997 AND 1996

     For the year ended September 30, 1997 as compared to the year ended September 30, 1996, total revenues increased to $88.0 million from $51.2 million, or 72.1%. The increase was due to the inclusion of a full year's results for the stores acquired by the Company in fiscal 1996 (the "1996 Acquisitions"), a partial year's operations for the stores acquired in the 1997 Acquisitions, and increased same store revenues. The stores acquired in the Rental King Acquisition, consummated on February 6, 1997, accounted for $16.8 million, or 45.5%, of the increase, the stores acquired in the Coleman Acquisition, consummated on January 2, 1997, accounted for $6.1 million, or 16.5%, of the increase, the stores acquired in the 1996 Acquisitions accounted for $11.1 million, or 30.1%, of the increase, the Company's same stores accounted for $2.3 million, or 6.2%, of the increase, and other 1997 Acquisitions accounted for $0.6 million, or 1.7%, of the increase.

     For the year ended September 30, 1997 as compared to the year ended September 30, 1996, total costs and operating expenses increased to $74.3 million from $44.5 million principally as a result of costs and operating expenses associated with the 1996 Acquisitions, the Coleman Acquisition, and the Rental King Acquisition, but decreased to 84.3% from 87.0% of total revenues. This resulted principally from a decrease in depreciation expense as a percentage of total revenues and other operating expenses as a percentage of total revenues. Depreciation expense related to rental merchandise increased to $20.3 million from $13.2 million, but decreased to 23.1% from 25.9% of total revenues principally due to increases in weekly rental rates, lower purchase costs of rental merchandise due to increased volume, and improved realization of collectible rent. Amortization of goodwill increased to 2.2% from 1.7% of total revenues principally because of the increase in goodwill related to the Coleman Acquisition and the Rental King Acquisition. Salaries and wages increased to $22.8 million from $13.1 million principally due to the addition of the store personnel associated with the 1996 Acquisitions, the Coleman Acquisition, the Rental King Acquisition, and the addition of several key management personnel in the Company's operations, human resource, marketing, accounting, and information systems departments. Salaries and wages were 25.9% and 25.6% of total revenues for the years ended September 30, 1997 and 1996, respectively. Advertising expense increased to $3.9 million from $2.1 million principally due to the addition of stores associated with the Coleman Acquisition and the Rental King Acquisition. Advertising expense increased to 4.4% from 4.1% of total revenues. Occupancy expense increased to $6.0 million from $3.3 million principally due to the addition of stores associated with the Coleman Acquisition and the Rental King Acquisition, and increased to 6.8% from 6.4% of total revenues. Other operating expenses increased to $17.8 million from $11.1 million primarily due to the addition of the stores acquired in the Coleman Acquisition and the Rental King Acquisition, but decreased to 20.2% from 21.8% of total revenues.

     For the year ended September 30, 1997 as compared to the year ended September 30, 1996, operating income increased to $13.8 million from $6.7 million, or 107.3%, and increased to 15.7% from 13.0% of total revenues. The $7.1 million increase in operating income and the 2.7% increase in operating income as a percentage of total revenues occurred principally because of the successful integration and conversion of the stores acquired in the 1996 Acquisitions, the Coleman Acquisition in January 1997, and the Rental King Acquisition in February 1997, the increase in same-store revenues, and the other factors discussed above.

     For the year ended September 30, 1997 as compared to the year ended September 30, 1996, interest expense increased to $3.1 million from $1.5 million, and increased to 3.6% from 2.9% of total revenues principally due to borrowings drawn on the Company's credit facility in connection with the Coleman Acquisition and the issuance by the Company of its $20.0 million of 7% Convertible Subordinated Debentures due 2007 (the "Debentures") in connection with the Rental King Acquisition.

     For the year ended September 30, 1997 as compared to the year ended September 30, 1996, income tax expense increased to $4.6 million from $2.4 million principally because the Company generated greater taxable income and because of the decrease in the Company's net deferred tax asset for the year ended September 30, 1997. The decrease in the deferred tax asset of $0.4 million was comprised of the deferred tax provision of $1.2 million, which is offset by $0.8 million of deferred tax asset recorded in connection with the Coleman Acquisition. Sufficient taxable income exists in the carryback periods to recognize the deferred tax asset, accordingly, no valuation allowance has been recognized. The Company is recording income tax expense based on an effective tax rate of 44.9%, which is higher than the statutory tax rates, principally due to amortization expense related to goodwill incurred in connection with certain acquisitions that is not deductible for tax purposes.

     For the year ended September 30, 1997 as compared to the year ended September 30, 1996, net income increased to $5.4 million from $2.8 million, or 90.2%. The increase, which resulted in net income increasing to 6.2% from 5.6% of total revenues, was due to the factors discussed above.

COMPARISON OF YEARS ENDED SEPTEMBER 30, 1996 AND 1995

     For the year ended September 30, 1996 as compared to the year ended September 30, 1995, total revenues increased to $51.2 million from $28.2 million, or 81.5%. The increase was due to the inclusion of a full year's results for the stores acquired in the McKenzie Leasing Corporation Acquisition (the "McKenzie Acquisition") a partial year's operations for the stores acquired in the 1996 Acquisitions and increased same store revenues. The stores acquired in the McKenzie Acquisition, which was consummated July 21, 1995, accounted for $19.7 million, or 85.6%, of the increase, the stores acquired in the 1996 Acquisitions accounted for $2.5 million, or 10.9%, of the increase, and the Company's same stores accounted for $0.8 million, or 3.5%, of the increase.

     For the year ended September 30, 1996 as compared to the year ended September 30, 1995, total costs and operating expenses increased to $44.5 million from $25.6 million principally as a result of costs and operating expenses associated with the McKenzie Acquisition and the 1996 Acquisitions, but decreased to 87.0% from 90.9% of total revenues. This 3.9% net decrease resulted primarily from a decrease in depreciation expense as a percentage of total revenues. Depreciation expense related to rental merchandise increased to $13.2 million from

$8.3 million, but decreased to 25.9% from 29.5% of total revenues principally due to increases in weekly rental rates, lower purchase costs of rental merchandise due to increased volume, and improved realization of collectible rent. Amortization of goodwill increased to 1.7% from 1.2% of total revenues principally because of the increase in goodwill related to the McKenzie Acquisition. Salaries and wages increased to $13.1 million from $6.9 million principally due to the addition of the store personnel associated with the McKenzie Acquisition, the 1996 Acquisitions, and the addition of several key Company management personnel in the operations, legal, human resource, accounting, and information systems departments. Salaries and wages were 25.6% and 24.5% of total revenues for the years ended September 30, 1996 and 1995, respectively. Advertising expense increased to $2.1 million from $1.3 million principally due to the addition of stores associated with the McKenzie Acquisition. Advertising expense decreased to 4.1% from 4.5% of total revenues. Occupancy expense increased to $3.3 million from $1.9 million principally due to the addition of stores associated with the McKenzie Acquisition, but decreased to 6.4% from 6.7% of total revenues. Other operating expenses increased to $11.1 million from $6.4 million principally due to the addition of the stores acquired in the McKenzie Acquisition, but decreased to 21.8% from 22.6% of total revenues.

     For the year ended September 30, 1996 as compared to the year ended September 30, 1995, operating income increased to $6.7 million from $2.6 million, or 157.8%, and increased to 13.0% from 9.1% of total revenues. The $4.1 million increase in operating income and the 3.9% increase in operating income as a percentage of total revenues occurred principally because of the successful integration and conversion of the stores acquired in the McKenzie Acquisition in July 1995, the increase in same-store revenues, and the factors discussed above.

     For the year ended September 30, 1996 as compared to the year ended September 30, 1995, interest expense increased to $1.5 million from $1.2 million, but decreased to 2.9% from 4.1% of total revenues principally due to the repayment of $13.2 million of outstanding borrowings under the Company's collateralized credit agreement with First Source Financial LLP in March 1996.

     For the year ended September 30, 1996 as compared to the year ended September 30, 1995, income tax expense increased to $2.4 million from $0.4 million principally because the Company generated greater taxable income and because of the increase in the deferred tax expense. The deferred tax asset increased by $0.1 million resulting from the recording of $0.8 million of deferred tax asset acquired from Diamond Leasing Corporation which is offset by $0.7 million deferred tax expense. The Company believes it is more likely than not to realize the net deferred tax asset, and accordingly no valuation allowance has been recognized. This conclusion is based on the Company's taxable income in carryback periods and, to the extent necessary, management's estimate of taxable income in future periods. The Company is recording income tax expense based on an effective tax rate of 45.5%, which is higher than the statutory tax rates, principally due to amortization expense related to goodwill incurred in connection with its acquisitions that is not deductible for tax purposes.

     For the year ended September 30, 1996 as compared to the year ended September 30, 1995, net income increased to $2.8 million from $1.0 million, or 182.3%. The increase, which resulted in net income increasing to 5.6% from 3.6% of total revenues, was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     On November 22, 1996, the Company entered into a new collateralized revolving credit facility (the "New Facility") with a syndicate of banks led by National City Bank of Pennsylvania ("National City Bank"), providing for loans or letters of credit up to $40.0 million, subject to formula-based availability. The syndicate consists of four banks, with National City Bank, LaSalle National Bank, and Harris Trust and Savings Bank each committed for a ratable share of 27.25%, and Heller Financial, Inc. committed for an 18.25% ratable share. The New Facility replaces the existing $15.0 million collateralized credit agreement with First Source Financial LLP. Of the $40.0 million available under the New Facility, approximately $7.0 million was used to refinance previously existing senior indebtedness and $0.8 million was used to redeem the Company's Series A Redeemable Preferred Stock. The Company redeemed the preferred stock at a 25% discount to face value resulting in a gain of $0.3 million. As of September 30, 1997, the unused portion of the New Facility was approximately $19.0 million with approximately $12.0 million of availability.

     On February 6, 1997, the Company completed the private placement of the Debentures. The Debentures are due February 1, 2007 and are convertible into shares of common stock, without par value, of the Company at a conversion price of $13.37 per share. The Debentures will become subject to redemption at the option of the Company on February 5, 2000 at a price of 103%. The redemption price will decrease at a rate of 1% per year, reaching a price of 100% in the year 2003 and remaining fixed until the date of maturity. The indebtedness evidenced by the Debentures is subordinated and junior in right of payment to the extent of payment in full of all amounts due on all senior indebtedness. The Debentures bear an annual interest rate of 7% with semi-annual payments in August and February, beginning August 1, 1997. The Company filed a registration statement to register for resale the Debentures and the shares of Common Stock underlying the Debentures with the Securities and Exchange Commission on May 9, 1997 and the registration statement became effective on June 19, 1997. The net proceeds raised on issuance of the Debentures were used in conjunction with the Rental King Acquisition (see Note 3 to the financial statements).

     On October 8, 1997, the Company exercised its right to convert mandatorily the $7.0 million 10% Convertible Subordinated Notes ("the Notes") held by Massachusetts Mutual Life Insurance Company and certain of its affiliates. The Notes were convertible by the Company at a conversion price of $9.94 per share upon the Company's Common Stock trading at a price above $16.50 per share for 20 consecutive days during any 30-day period. The Notes converted into 704,225 shares of Common Stock, which have been registered for resale pursuant to a shelf registration statement filed by the Company that became effective in June 1997.

     For the year ended September 30, 1997, the Company's net cash provided by (used in) operating activities increased to $0.7 million from ($1.2) million for the year ended September 30, 1996. The increase was principally due to a $7.2 million increase in rental merchandise purchases, a $2.6 million increase in net income, a $9.1 million increase in non-cash depreciation and amortization, a $1.5 million decrease in other liabilities, a $1.9 million decrease in income taxes payable and a $0.5 million increase in deferred income taxes. The increase in depreciation and amortization and rental merchandise resulted primarily from the Coleman Acquisition and the Rental King Acquisition, which significantly increased the size of the Company.

     For the year ended September 30, 1997 as compared to the year ended September 30, 1996, the Company's net cash used in investing activities increased to ($30.6) million from ($10.6) million. The increase in net cash used in investing activities was principally due to the 1997 Acquisitions and the remodeling costs and computer hardware costs incurred in connection with the Coleman Acquisition and the Rental King Acquisition.

     For the year ended September 30, 1997, as compared to the year ended September 30, 1996, the Company's net cash provided by financing activities increased to $30.4 million from $11.1 million. The increase in net cash provided by financing activities was principally due to cash received in connection with the Company's private placement of the Debentures issued in connection with the Rental King Acquisition. Historically, the Company's growth has been financed through internally generated working capital, borrowings under its available credit facilities and, in connection with acquisitions, issuances of its Common Stock, Preferred Stock and Convertible Debt. During fiscal 1997, the Company's acquisitions were financed by a combination of cash generated by the Company's private placement of the Debentures and borrowings under the New Facility.

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

INFLATION

     During the year ended September 30, 1997, the cost of rental merchandise, store lease rental expense and salaries and wages have increased modestly. These increases have not had a significant effect on the Company's results of operations because the Company has been able to charge commensurately higher rental for its merchandise. This trend is expected to continue in the foreseeable future.

                                 OTHER MATTERS

     Effective July 1, 1995, the Company changed its depreciation method for rental merchandise from the straight-line method to the units of activity method for new purchases. This change had no significant impact on the Company's financial position or results of operations.

     The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" for the year ended September 30, 1995. The adoption of SFAS No. 121 had no impact on the Company's financial position or results of operations.

     In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation" effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company adopted this Standard's disclosure-only provisions in fiscal 1997. The adoption of this standard had no impact on the Company's financial position or results of operations.

     In March 1997, the FASB issued SFAS No. 128, "Earnings Per Share, effective for periods ending after December 15, 1997. The Company has disclosed the estimated impact of SFAS 128 on the years ended September 30, 1997, 1996 and 1995 (see Note 2 to the financial statements).

     In March 1997, the FASB also issued SFAS NO. 129, "Disclosure of Information about Capital Structure" effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 129 will have no impact on the Company's financial statements.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", both effective for fiscal years beginning after December 15, 1997. The Company is currently studying the provisions of these SFAS's and has not adopted such provisions in its September 30, 1997 financial statements.

                              CAUTIONARY STATEMENT

     This Report on Form 10-K and the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's Annual Report to Shareholders, any Report on Form 10-Q or Form 8-K or any other written or oral statements made by or on behalf of the Company may include forward looking statements. Forward-looking statements represent the Company's expectations or beliefs concerning future events. Any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, (i) the ability of the Company to acquire additional rental-purchase stores on favorable terms, (ii) the ability of the Company to improve the performance of such acquired stores and to integrate such acquired stores into the Company's operations, and (iii) the impact of state and federal laws regulating or otherwise affecting the rental-purchase transaction.

     Undo reliance should not be placed on any forward-looking statements made by or on behalf of the Company as such statements speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, the occurrence of future events or otherwise.

ITEM 8 FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Index to Financial Statements........................................................   18
  Report of Independent Accountants..................................................   19
  Financial Statements:
  Balance Sheets, September 30 1997 and 1996.........................................   20
  Statements of Income, Years Ended September 30, 1997, 1996 and 1995................   21
  Statements of Shareholders' Equity, Years Ended September 30, 1997, 1996 and
     1995............................................................................   22
  Statements of Cash Flows, Years Ended September 30, 1997, 1996 and 1995............   23
  Notes to Financial Statements......................................................   24

                                 RENT-WAY, INC.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS RENT-WAY, INC.:

     We have audited the accompanying balance sheets of Rent-Way, Inc. as of September 30, 1997 and 1996, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rent-Way, Inc. as of September 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.

                                                        Coopers & Lybrand L.L.P.

Cleveland, Ohio
October 31, 1997

                                 RENT-WAY, INC.

                                 BALANCE SHEETS

                                                                           SEPTEMBER 30,
                                                                    ---------------------------
                                                                       1997            1996
                                                                    -----------     -----------
ASSETS
Cash.............................................................   $   598,664     $   179,425
Prepaid expenses.................................................     1,452,265         986,987
Rental merchandise, net..........................................    35,132,316      17,862,420
Deferred income taxes............................................     1,071,927       1,473,522
Property and equipment, net......................................     8,518,222       4,616,362
Goodwill, net of accumulated amortization of $3,249,684 and
  $1,323,399, respectively.......................................    43,446,776      21,866,806
Deferred financing costs, net of accumulated amortization of
  $231,225 and $109,874, respectively............................     1,475,088         377,232
Non-compete agreements and prepaid consulting fee, net of
  accumulated amortization of $606,420 and $229,167,
  respectively...................................................     1,743,514       1,320,767
Other assets.....................................................     2,849,166       1,290,217
                                                                    -----------     -----------
                                                                    $96,287,938     $49,973,738
                                                                    ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable.................................................   $ 3,067,294     $ 1,746,797
Other liabilities................................................     3,411,605       2,181,899
Income taxes payable.............................................       695,743       1,226,590
Debt.............................................................    48,156,426      12,979,075
                                                                    -----------     -----------
                                                                     55,331,068      18,134,361
Commitments and Contingencies (Note 8)...........................            --              --
Redeemable preferred stock, Series A, without par value; (Note
  9).............................................................            --       1,120,700
Shareholders' equity:
Preferred stock, without par value; 1,000,000 shares authorized;
  no shares issued and outstanding at September 30, 1997.........            --              --
Common stock, without par value; 20,000,000 shares authorized;
  7,059,451 and 6,659,180 shares issued and outstanding,
  respectively...................................................    32,759,595      27,907,225
Retained earnings................................................     8,197,275       2,811,452
                                                                    -----------     -----------
  Total shareholders' equity.....................................    40,956,870      30,718,677
                                                                    -----------     -----------
                                                                    $96,287,938     $49,973,738
                                                                    ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                                 RENT-WAY, INC.

                              STATEMENTS OF INCOME

                                                           FOR THE YEARS ENDED SEPTEMBER 30,
                                                      -------------------------------------------
                                                         1997            1996            1995
                                                      -----------     -----------     -----------
REVENUES:
Rental revenue.....................................   $77,498,328     $43,890,708     $24,080,270
Other revenue......................................    10,545,206       7,280,629       4,114,153
                                                      -----------     -----------     -----------
  Total revenues...................................    88,043,534      51,171,337      28,194,423
COSTS AND OPERATING EXPENSES:
DEPRECIATION AND AMORTIZATION:
  Rental merchandise...............................    20,314,482      13,229,173       8,312,014
  Property and equipment...........................     1,530,133         775,169         525,060
  Amortization of goodwill.........................     1,926,287         874,668         334,003
Salaries and wages.................................    22,809,722      13,100,891       6,908,648
Advertising........................................     3,898,610       2,123,324       1,259,514
Occupancy..........................................     5,987,604       3,269,406       1,887,870
Other operating expenses...........................    17,790,535      11,147,645       6,387,333
                                                      -----------     -----------     -----------
Total costs and operating expenses.................    74,257,373      44,520,276      25,614,442
                                                      -----------     -----------     -----------
     Operating income..............................    13,786,161       6,651,061       2,579,981
OTHER INCOME (EXPENSE):
Interest expense...................................    (3,129,894)     (1,493,143)     (1,162,384)
Amortization--deferred financing costs.............      (239,086)        (93,649)        (16,229)
Interest income....................................           920          60,267          66,277
Other income (expense), net........................      (103,681)        103,838         (13,435)
                                                      -----------     -----------     -----------
     Income before income taxes and extraordinary
       item........................................    10,314,420       5,228,374       1,454,210
Income tax expense.................................     4,629,477       2,381,062         445,440
                                                      -----------     -----------     -----------
     Income before extraordinary item..............     5,684,943       2,847,312       1,008,770
Extraordinary item (Notes 1 and 7).................      (269,017)             --              --
                                                      -----------     -----------     -----------
     Net income....................................     5,415,926       2,847,312       1,008,770
Preferred stock (dividend) / gain on redemption
  (Note 9).........................................       280,175        (128,969)        (37,973)
                                                      -----------     -----------     -----------
     Earnings applicable to common shares..........   $ 5,696,101     $ 2,718,343     $   970,797
                                                      ===========     ===========     ===========
EARNINGS PER COMMON SHARE
Primary earnings per share (adjusted to give effect
  to any preferred stock (dividend)/gain on
  redemption):
     Income before extraordinary item..............   $      0.82     $      0.46     $      0.22
                                                      ===========     ===========     ===========
     Net income....................................   $      0.79     $      0.46     $      0.22
                                                      ===========     ===========     ===========
Fully diluted earnings per share (adjusted to give
  effect to any preferred stock (dividend)/gain on
  redemption):
     Income before extraordinary item..............   $      0.74     $      0.45     $      0.22
                                                      ===========     ===========     ===========
     Net income....................................   $      0.72     $      0.45     $      0.22
                                                      ===========     ===========     ===========
Weighted average number of shares outstanding:
     Primary.......................................     7,250,448       5,945,427       4,400,066
                                                      ===========     ===========     ===========
     Fully diluted.................................     9,322,925       6,055,523       4,500,287
                                                      ===========     ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                                 RENT-WAY, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

                                                   COMMON STOCK           RETAINED         TOTAL
                                             ------------------------     EARNINGS     SHAREHOLDERS'
                                              SHARES        AMOUNT       (DEFICIT)        EQUITY
                                             ---------    -----------    ----------    -------------
Balance at September 30, 1994.............   2,705,000    $ 6,859,053    $ (897,480)    $ 5,961,573
  Net income for the year.................          --             --     1,008,770       1,008,770
  Purchases of business (Notes 4).........     432,792      4,072,149            --       4,072,149
  Issuance of common stock under stock
     option plans (Notes 12 and 13).......      11,706        114,427            --         114,427
  Three for two common stock split in the
     form of a 50% stock dividend (Note
     12)..................................   1,574,749             --            --              --
  Common stock returned to treasury.......    (299,263)            --            --              --
  Loan to related party (Note 11).........          --       (296,578)           --        (296,578)
                                             ---------    -----------    ----------     -----------
Balance at September 30, 1995.............   4,424,984     10,749,051       111,290      10,860,341
                                             ---------    -----------    ----------     -----------
  Net income for the year.................          --             --     2,847,312       2,847,312
  Public stock offering (Note 3)..........   2,185,812     16,760,056            --      16,760,056
  Common stock returned to treasury (Note
     4)...................................     (14,578)            --            --              --
  Exercise of "put" right to principle
     shareholder (Note 11)................      (8,600)      (381,748)           --        (381,748)
  Repayment of loan to related party (Note
     11)..................................     (10,800)       134,578            --         134,578
  Purchases of business (Note 4)..........      20,358        187,500            --         187,500
  Issuance of common stock under stock
     option plans (Note 13)...............      49,025        309,279            --         309,279
  Issuance of common stock to 401(k) Plan
     (Note 15)............................      12,979        148,509            --         148,509
  Preferred stock (dividends) (Note 9)....          --             --      (147,150)       (147,150)
                                             ---------    -----------    ----------     -----------
Balance at September 30, 1996.............   6,659,180     27,907,225     2,811,452      30,718,677
                                             ---------    -----------    ----------     -----------
  Net income for the year.................          --             --     5,415,926       5,415,926
  Common stock returned to treasury (Note
     4)...................................     (65,657)            --            --              --
  Purchases of business (Note 4)..........          --        107,500            --         107,500
  Issuance of common stock under stock
     option plans including tax benefit
     (Note 13)............................     443,610      4,192,401            --       4,192,401
  Issuance of common stock to 401(k) Plan
     (Note 15)............................      22,318        272,294            --         272,294
  Preferred stock (dividends)/gain on
     redemption (Note 9)..................          --        280,175       (30,103)        250,072
                                             ---------    -----------    ----------     -----------
Balance at September 30, 1997.............   7,059,451    $32,759,595    $8,197,275     $40,956,870
                                             =========    ===========    ==========     ===========

   The accompanying notes are an integral part of these financial statements.

                                 RENT-WAY, INC.

                            STATEMENTS OF CASH FLOWS

                                                            FOR THE YEARS ENDED SEPTEMBER 30,
                                                       -------------------------------------------
                                                           1997            1996           1995
                                                       ------------    ------------    -----------
OPERATING ACTIVITIES:
Net income..........................................   $  5,415,926    $  2,847,312    $ 1,008,770
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Depreciation and amortization.....................     24,009,988      14,879,010      9,187,129
  Deferred income taxes.............................      1,189,082         681,490         62,308
  Deferred finance write-off........................        323,772              --             --
  Issuance of common stock to 401(k) plan...........        272,294         148,509             --
CHANGES IN ASSETS AND LIABILITIES:
  Prepaid expenses..................................        (41,640)       (235,413)    (1,302,726)
  Rental merchandise................................    (27,613,433)    (20,448,195)    (9,170,702)
  Other assets......................................       (653,249)       (710,547)      (225,072)
  Accounts payable..................................       (884,788)       (406,871)       431,956
  Income taxes payable..............................       (530,847)      1,400,937        172,508
  Other current liabilities.........................       (836,883)        616,281        162,477
                                                       ------------    ------------    -----------
     Net cash provided by (used in) operating
       activities...................................        650,222      (1,227,487)       326,648
                                                       ------------    ------------    -----------
INVESTING ACTIVITIES:
  Purchase of businesses, net of cash acquired of
     $60,132 in 1997, $38,759 in 1996 and $228,556
     in 1995........................................    (25,949,875)     (8,601,764)    (1,660,411)
  Purchases of property and equipment...............     (5,122,164)     (2,053,245)    (1,960,485)
  Net proceeds from the sale of property and
     equipment and land and building lots...........        476,786           9,680        133,051
  Closing and development fees payable..............             --              --       (161,458)
                                                       ------------    ------------    -----------
     Net cash used in investing activities..........    (30,595,253)    (10,645,329)    (3,649,303)
                                                       ------------    ------------    -----------
FINANCING ACTIVITIES:
  Principal payments on capital lease obligation....             --          (6,638)        (7,082)
  Proceeds from borrowings..........................     41,022,110      23,866,711     11,955,257
  Payments on borrowings............................    (12,318,899)    (28,195,016)    (7,529,709)
  Deferred financing costs..........................     (1,660,714)             --       (481,553)
  Issuance of common stock..........................      4,192,401      17,069,335        114,427
  Preferred stock dividend..........................        (30,103)       (147,150)            --
  Preferred stock redemption........................       (840,525)     (1,629,300)            --
  Loan to related party.............................             --         134,578        (21,639)
                                                       ------------    ------------    -----------
     Net cash provided by financing activities......     30,364,270      11,092,520      4,029,701
                                                       ------------    ------------    -----------
     Increase (decrease) in cash....................        419,239        (780,296)       707,046
Cash at beginning of year...........................        179,425         959,721        252,675
                                                       ------------    ------------    -----------
Cash at end of year.................................   $    598,664    $    179,425    $   959,721
                                                       ============    ============    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
     Interest.......................................   $  2,747,871    $  1,537,317    $ 1,039,473
     Income taxes...................................   $  1,936,924    $    307,841    $   161,313

     In addition, the Company entered into various transactions during the year which involved non-cash investing and financing activities ( Notes 4, 11, and 15).

   The accompanying notes are an integral part of these financial statements.

                                 RENT-WAY, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     BUSINESS AND ORGANIZATION--Rent-Way, Inc. (the "Company" or "Rent-Way") is a corporation organized under the laws of the Commonwealth of Pennsylvania. The Company operates a chain of stores that rent durable household products such as home entertainment equipment, furniture, major appliances and jewelry to consumers on a weekly or monthly basis in fourteen states and the District of Columbia. The stores are primarily located in the Mid-West, Eastern and Southern regions of the United States.

     BASIS OF PRESENTATION--The Company changed its accounting policy to adopt the use of an unclassified balance sheet to conform to practice in the industry in which it operates.

     ACCOUNTING ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     RENTAL MERCHANDISE, RENTAL REVENUE AND DEPRECIATION--Rental merchandise is rented to customers pursuant to rental agreements which provide for either weekly or monthly rental payments collected in advance. Rental revenue is recognized as collected, since at the time of collection the rental merchandise has been placed in service and costs of installation and delivery have been incurred. This method of revenue recognition does not produce materially different results than if rental revenue was recognized over the weekly or monthly rental term. At the end of each rental period, the customer can renew the rental agreement.

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

     Rental merchandise purchased prior to July 1, 1995 is depreciated on the straight-line method, with a 10% salvage value, over various periods ranging from 15 to 30 months (most rental merchandise was depreciated over a 21 month period). Effective July 1, 1995, the Company changed its depreciation method from the straight line method to the units of activity method for new purchases. Under the units of activity method, rental merchandise is depreciated as revenue is collected. Rental merchandise is not depreciated during periods when it is not on rent and therefore not generating rental revenue. This change in accounting principle was made to more accurately match revenues and expenses. The effect of the change was not significant. Rental merchandise in the stores acquired from McKenzie Leasing Corporation, ("MLC"--See Note 4) was depreciated on the straight-line method over a 15 month period. Rental merchandise in stores acquired during 1997 and 1996 is being depreciated under the units of activity method.

     OTHER REVENUE--Other revenue includes revenue from various services and charges to rental customers, including late fees, liability waiver fees, processing fees, and sales of used merchandise. Other revenue is recognized as collected. This method of revenue recognition does not produce materially different results than if other revenue was recognized when earned.

     PROPERTY AND EQUIPMENT AND RELATED DEPRECIATION AND AMORTIZATION--Property and equipment are stated at cost. Additions and improvements that significantly extend the lives of depreciable assets are capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in the results of operations. The Company's corporate headquarters and other buildings are depreciated over a 20 year term on a straight-line basis. Depreciation of furniture and fixtures, signs and vehicles is provided over the estimated useful lives of the respective assets (three to five years) on a straight-line basis. Leasehold improvements are amortized over the shorter of the useful life of the asset or the term of the lease and renewal period, if applicable.

     The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" for the year ended September 30, 1995. The adoption of SFAS No. 121 had no impact on the Company's financial position or results of operations.

     INCOME TAXES--Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax and financial statement basis of assets and liabilities at year end. Deferred income taxes are adjusted for tax rate changes as they occur.

     INTANGIBLE ASSETS--Goodwill is stated at cost. Each acquisition is independently evaluated to determine the appropriate period for amortization of the resulting goodwill. Currently, amortization of goodwill is calculated on a straight line basis over periods ranging from ten to twenty years. Periodically, the Company will determine if there has been permanent impairment of goodwill by comparing anticipated undischarged future net cash flows from operating activities of the acquired store locations with the carrying value of the related goodwill. At September 30, 1997 and 1996, the Company concluded that there was no impairment of goodwill. Deferred financing fees are stated at cost less amortization calculated on a straight-line basis over the term of the related debt agreements, which range from three to ten years. Non-compete agreements and a prepaid consulting fee are stated at cost less amortization calculated on a straight-line basis over the term of the related agreements, which range from two to seven years.

     ADVERTISING REBATES--The Company participates in vendor advertising rebate programs with the majority of its rental merchandise suppliers. Rebates are recognized in the period earned. On a quarterly basis, management calculates the amount of the rebate and either submits a request for payment or credits the balance due the respective vendor.

     EARNINGS PER COMMON SHARE--Primary and fully diluted earnings per common share are computed based on net income after preferred stock dividend requirements and the redemption of redeemable preferred stock on a discounted basis, if applicable. In addition, the fully diluted weighted average number of common shares outstanding are adjusted to give effect to convertible subordinated debt and subordinated notes deemed to be an other potentially dilutive securities. The weighted average number of common shares outstanding during each year is adjusted to give effect to stock options and warrants considered to be dilutive common stock equivalents. Primary and fully diluted weighted average common shares outstanding have been adjusted to reflect escrowed shares returned to the Company in connection with certain of the Company's acquisitions (See Note 4).

     FAIR VALUE DISCLOSURES--Fair values of fixed interest debt instruments have been determined through a combination of management's estimates, information obtained from independent third parties, and discounted cash flow analysis.

     EXTRAORDINARY ITEM--As a result of the refinancing of its senior credit facility in November 1996, the Company incurred an extraordinary charge, net of tax benefit, of $269,017. The extraordinary charge was composed of a $124,590 ($74,754 net of tax benefit) prepayment penalty for early retirement of debt and a $323,772 ($194,263 net of tax benefit) write-off of deferred finance costs associated with the refinanced debt (See Note 7).

     RECLASSIFICATIONS--Certain amounts in the September 30, 1995 and 1996, financial statements were reclassified to conform to the September 30, 1997, presentation.

2. NEW ACCOUNTING STANDARDS:

     In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation" effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company adopted this Standard's disclosure-only provisions in fiscal 1997. The adoption of this standard had no impact on the Company's financial position or results of operations.

     In March 1997, the FASB issued SFAS No. 128, "Earnings per Share", effective for periods ending after December 15, 1997. The Company, in recognition of requirements SFAS No. 128, has determined the impact of basic and diluted earnings per common share. Basic earnings per common share is computed using income available to common shareholders divided by the weighted average number of common shares outstanding. Diluted earnings per common share is computed using income available to common shareholders adjusted for anticipated interest savings, net of related taxes, for convertible subordinated notes and debentures and the weighted average number of shares outstanding is adjusted for the potential impact of options, warrants and convertible subordinated notes and debentures.

     The following table discloses the impact of the SFAS No. 128 on the Company's earnings per common share ("EPS") for the years ended September 30, 1997, 1996, and 1995:

                                                             YEAR ENDING SEPTEMBER 30
                                                     ----------------------------------------
                                                        1997           1996           1995
                                                     ----------     ----------     ----------
    Earnings applicable to common shareholders for
      Basic EPS...................................   $5,696,101     $2,718,343     $  970,797
         Interest on 10% convertible subordinated
           notes (net of tax).....................      420,700             --             --
         Interest on 7% convertible subordinated
           debentures (net of tax)................      549,632             --             --
                                                     ----------     ----------     ----------
    Earnings applicable to common shareholders
      plus assumed conversions for Diluted EPS....   $6,666,433     $2,718,343     $  970,797
                                                     ==========     ==========     ==========
    Weighted average common shares outstanding....    6,692,008      5,345,878      3,855,934
    Plus shares applicable to:
         Options and warrants.....................      558,440        614,628        544,132
         10% convertible subordinated notes.......      704,225             --             --
         7% convertible subordinated debentures...      966,842             --             --
                                                     ----------     ----------     ----------
    Adjusted weighted average common shares
      outstanding.................................    8,921,515      5,960,506      4,400,066
                                                     ==========     ==========     ==========
    Basic EPS (adjusted to give effect to any
      preferred stock (dividend) / gain on
      redemption):
    Income before extraordinary item..............   $     0.89     $     0.51     $     0.25
                                                     ==========     ==========     ==========
    Net income....................................   $     0.85     $     0.51     $     0.25
                                                     ==========     ==========     ==========
    Diluted EPS (adjusted to give effect to any
      preferred stock (dividend) / gain on
      redemption):
    Income before extraordinary item..............   $     0.78     $     0.46     $     0.22
                                                     ==========     ==========     ==========
    Net Income....................................   $     0.75     $     0.46     $     0.22
                                                     ==========     ==========     ==========

     In March 1997, the FASB also issued SFAS NO. 129, "Disclosure of Information about Capital Structure" effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 129 will have no impact on the Company's financial statements.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" both effective for fiscal years beginning after December 15, 1997. The Company is currently studying the provisions of these SFAS's and has not adopted such provisions in its September 30, 1997 financial statements.

3. PUBLIC STOCK OFFERING:

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

4. ACQUISITIONS:

     On January 24, 1997, the Company signed a definitive purchase agreement to acquire all the outstanding shares of Perry Electronics, Inc. d/b/a Rental King ("Rental King"). On February 6, 1997, the Company consummated the transaction and acquired all the outstanding shares of Rental King, assuming effective control of the results of operations as of February 1, 1997. At the time of acquisition, Rental King operated a chain of seventy rental-purchase stores in Colorado, Florida, Indiana, Kentucky, Michigan, Ohio and West Virginia with annual revenues of approximately $24.0 million. The consideration paid in exchange for all the outstanding shares of Rental King was $17,284,618 in cash. Pursuant to the terms of the purchase agreement, $2.0 million of the purchase price was placed in escrow, subject to the terms of the escrow agreement to satisfy seller's representations and warranties and any purchase price adjustments. In June 1997, the full amount of the escrow account was released. The acquisition was accounted for using the purchase method of accounting. Rental King's assets and liabilities were recorded at their estimated fair market values as of the date of the acquisition. The excess of the acquisition cost over the estimated fair values of the net assets acquired, ("goodwill") of $17,147,114 is being amortized on a straight line basis over twenty years. The total costs of the net assets acquired was $17,284,618 and consisted of assets of $25,124,830 less liabilities assumed of $6,196,982 and acquisition costs of $1,643,230. The acquisition of Rental King was primarily funded by the net proceeds received on a private placement of $20.0 million in subordinated convertible debentures (see Note 7). The balance of the cash paid on closing was drawn upon the Company's existing line of credit. Assets acquired (at fair market value) other than goodwill consist primarily of rental merchandise of $6,386,000, property and equipment of $744,615, other assets of $347,101 and non-compete agreements of $500,000. Liabilities assumed (at fair market value) consist primarily of trade payables of $488,561, accrued liabilities of $1,944,927, bank debt of $2,939,494 and notes payable of $824,000. The statement of income for the year ended September 30, 1997 includes the results of operations of Rental King since the date of acquisition.

     On January 2, 1997, the Company acquired all the outstanding shares of Bill Coleman TV, Inc., ("Coleman"), a privately owned chain of fifteen rental-purchase stores operating in Michigan with annual revenues of approximately $7.5 million, in exchange for consideration consisting of $2,679,921 in cash and an option to purchase 25,000 shares of the Company's common stock at an exercise price of $8.875 per share with a fair market value of $107,500. The 25,000 stock options are 100% exercisable and expire five years from the date of the grant. Pursuant to terms of the acquisition, $350,000 of the purchase price was placed in escrow subject to terms of the escrow agreement to satisfy sellers' representations and warranties and any purchase price adjustments. The escrow agreement provides for release of the escrow on completion of a financial audit of Coleman and final resolution of any purchase price adjustments. The acquisition was accounted for using the purchase method of accounting. Coleman's assets and liabilities were recorded at their estimated fair values as of the acquisition date. The excess of the acquisition cost over the estimated fair values of the net assets acquired, ("goodwill") of $3,490,490 is being amortized on a straight line basis over twenty years. The total cost of the net assets acquired was $2,787,421 ($2,679,921 in cash and $107,500 in stock options) and consisted of assets of $7,685,496 less liabilities assumed of $4,548,836 and acquisition costs of $349,239. The allocation of the cost of acquisition will be finalized upon final resolution of the purchase price. Assets acquired (at fair market value) other than goodwill, consisted primarily of rental merchandise of $2,401,000, property and equipment of $42,000, deferred tax assets of $787,487, a note receivable of $506,368, a non-compete agreement of $300,000 and other assets of $158,151. Liabilities assumed (at fair market value) consisted primarily of trade accounts payable of $1,838,190, debt of $2,474,155 and note payable of $236,491. The Statement of Income for the year ended September 30, 1997 includes the operations of Coleman from the date of acquisition.

     In July and September 1997, the Company purchased the rental merchandise and rental-purchase contracts of seven rental-purchase stores located in Pennsylvania, Maryland, and Virginia, with combined annual revenues of approximately $4.3 million. The Company paid cash in exchange for the assets and each acquisition was recorded using the purchase method of accounting. The acquired assets were recorded at their estimated fair values at the date of acquisition. The excess of the acquisition cost over the estimated fair values of the assets acquired, ("goodwill") of $2,681,788 is being amortized on a straight line basis over twenty years. The total cost of the net assets acquired was $3,809,878 and consisted of assets of $3,912,403 less acquisition costs of $102,525. The Statement of Income for the year ended September 30, 1997 includes the operating results for these stores from the respective dates of acquisition.

     On July 25, 1996 the Company acquired all the outstanding shares of Diamond Leasing Corporation ("DLC"); a chain of 11 rental-purchase stores operating in Delaware, Maryland and Pennsylvania with annual revenues of approximately $7.0 million in exchange for consideration consisting of 20,358 (unregistered shares subject to the provisions of Rule 144 of the Securities and Exchange Act) shares of the Company's common stock and $4,102,296 in cash. Pursuant to the terms of the acquisition, $325,000 of the purchase price was placed in escrow subject to the terms of the escrow agreement. Per the terms of the escrow $175,000 was released upon completion of the financial statement audit with the remaining $150,000 being held for a three year period from the date of closing. The acquisition was accounted for using the purchase method of accounting. DLC's assets and liabilities were recorded at their estimated fair values as of the acquisition date. The excess of the acquisition cost over the estimated fair values of the net assets acquired ("goodwill") of $4,406,400 is being amortized on a straight-line basis over twenty years. The total cost of the net assets acquired was $4,289,796 ($187,500 in common stock and $4,102,296 in cash) and consisted of assets of $7,219,304 less liabilities assumed of $2,363,136 and acquisition costs of $566,372. Assets acquired (at estimated fair value) other than goodwill consisted principally of rental merchandise of $1,359,808, property and equipment of $310,850, non-compete agreements of $300,000 and deferred tax assets of $744,808. Liabilities assumed (at estimated fair value) consisted principally of trade accounts payable of $582,693 and bank debt of $1,446,238. The Statement of Income for the year ended September 30, 1996, includes the operations of DLC from the date of acquisition.

     During 1996, the Company also purchased from 5 separate entities the rental merchandise and contracts of 21 rental-purchase stores in Maryland, New York, Pennsylvania, Virginia and the District of Columbia with combined annual revenues of approximately $4.2 million. The Company paid cash in exchange for the assets and each acquisition was recorded using the purchase method of accounting. The acquired assets were recorded at their estimated fair values at the date of acquisition. The excess of the acquisition cost over the estimated fair values of the net assets acquired ("goodwill") of $3,028,796 is being amortized on a straight line basis over twenty years. The total cost of the net assets acquired was $3,763,250 and consisted of assets of $3,893,796 less liabilities assumed of $44,814 and acquisition costs of $85,732. The Statement of Income for the year ended September 30, 1996 includes the operating results for these stores from the respective dates of acquisition.

     On July 21, 1995, the Company acquired McKenzie Leasing Corporation ("MLC"), a privately owned 45 store rental-purchase chain with annual revenues of approximately $22 million. The Company acquired all of the common stock of MLC in exchange for 581,688 (unregistered shares subject to the provisions of Rule 144 of the Securities and Exchange Act and a shareholder agreement) shares of the Company's common stock, a stock option to purchase 115,812 shares of the Company's common stock at $9.28 per share and $2,750,000 of redeemable preferred stock (See Note 9). The 115,812 stock options are 100% exercisable and expire five years from the date of grant. Of the common shares issued, 356,688 shares were delivered to the former shareholders of MLC and 225,000 were placed in escrow. In October 1996, 65,657 of the escrowed shares were returned to the Company and 159,343 were released to the former MLC shareholders. The allocation of the shares released from escrow was based on the daily average market price of $13.08 per share for the twenty trading days preceding October 1, 1996. The acquisition was accounted for using the purchase method of accounting. MLC's assets and liabilities were recorded at their estimated fair values as of the acquisition date. The excess of the acquisition cost over the estimated fair values of the net assets acquired ("goodwill") of $11,074,492 is being amortized on a straight-line basis over twenty years. The total cost of the net assets acquired was $6,469,293 ($3,684,024 in common stock, $2,750,000 in redeemable preferred stock and $35,269 in cash) and consisted of assets of $16,631,760 less liabilities assumed of $8,726,921 and acquisition costs of $1,435,546. Assets acquired (at estimated fair value) other than goodwill consisted primarily of rental merchandise of $4,204,871 and deferred tax assets of $809,567. Liabilities assumed (at estimated fair value) consisted primarily of trade accounts payable of $383,478 and bank debt of $7,470,717. The Statements of Income for the year ended September 30, 1995 includes the operations of MLC from the date of acquisition.

     In February 1995, the Company acquired the rental merchandise and contracts of five rental-purchase stores with combined annual revenues of approximately $2.0 million. The Company acquired the rental merchandise and contracts in exchange for 67,500 (unregistered shares subject to the provisions of Rule 144 of the Securities and Exchange Act) shares of the Company's common stock and cash. Of the shares issued, 42,750 were delivered to the sellers and 24,750 were placed in escrow. On February 24, 1996, the escrow terminated by its terms and pursuant thereto 10,172 of such escrowed shares were released to the sellers and 14,578 were returned to the Company. The allocation of shares released from escrow was determined by the average market value of the Company's common stock on the twenty trading days preceding February 24, 1996. The acquisitions were accounted for using the purchase method of accounting. The acquired assets were recorded at their estimated fair values as of the acquisition date. The excess of the acquisition cost over the estimated fair values of the net assets acquired ("goodwill") of $644,705 is being amortized on a straight-line basis over twenty years. The total cost of the net assets acquired was $948,145 ($388,125 in common stock and $560,020 in cash) and consisted of assets of $1,056,609 less acquisition costs of $108,464. The Statements of Income for the year ended September 30, 1995 includes the operations of these stores from the date of acquisition.

     The following are unaudited pro forma results of operations for the years ended September 30, 1997 and 1996 assuming the acquisitions of DLC, MLC, Coleman and Rental King had occurred on October 1, 1995. The unaudited pro forma information does not include the results of operations of the five rental-purchase stores acquired in February 1995, the twenty one rental purchase stores acquired during 1996,and the seven rental-purchase stores acquired in July and September of 1997 which were not significant. The results are not necessarily indicative of future operations or what would have occurred had the acquisitions been consummated as of October 1, 1995.

                                                                    UNAUDITED PRO FORMA
                                                                        OPERATIONS
                                                                 YEARS ENDED SEPTEMBER 30,
                                                                ---------------------------
                                                                   1997            1996
                                                                -----------     -----------
    Total revenues...........................................   $95,450,978     $90,905,693
    Net income...............................................   $ 2,485,265     $ 2,366,915
    Earnings per common share (adjusted to give effect to any
      preferred stock (dividend)/gain on redemption):
         Income before extraordinary item....................   $      0.43     $      0.37
                                                                ===========     ===========
         Net income..........................................   $      0.41     $      0.37
                                                                ===========     ===========

5. RENTAL MERCHANDISE AND PROPERTY AND EQUIPMENT:

     Cost and accumulated depreciation of rental merchandise were as follows:

                                                                       SEPTEMBER 30,
                                                                ---------------------------
                                                                   1997            1996
                                                                -----------     -----------
    Cost.....................................................   $51,848,007      28,169,311
    Less accumulated depreciation............................    16,715,691      10,306,891
                                                                -----------      ----------
                                                                $35,132,316      17,862,420
                                                                ===========      ==========

     The Company uses a direct-ship policy from their vendors to the stores. As a result, the Company has eliminated the need for internal warehousing and distribution. This policy has minimized the amount of rental merchandise not on rent. On-rent and held for rent levels of net rental merchandise were as follows:

                                                                       SEPTEMBER 30,
                                                                ---------------------------
                                                                   1997            1996
                                                                -----------     -----------
    On-Rent merchandise......................................   $29,587,990      14,987,462
    Held for rent merchandise................................     5,544,326       2,874,958
                                                                -----------      ----------
                                                                $35,132,316      17,862,420
                                                                ===========      ==========

     The Company uses the direct write-off method in accounting for losses (see
Note 1). Losses during fiscal 1997, 1996 and 1995 were incurred as follows:

                                                                    SEPTEMBER 30,
                                                        --------------------------------------
                                                           1997          1996          1995
                                                        ----------    ----------    ----------
    Lost merchandise.................................   $  284,312    $  175,843    $  136,226
    Stolen merchandise...............................    2,133,604     1,153,856       792,130
    Discarded merchandise............................      254,987        75,915        80,727
                                                        ----------    ----------    ----------
                                                        $2,672,903    $1,405,614    $1,009,083
                                                        ==========    ==========    ==========

     Property and equipment consists of the following:

                                                                       SEPTEMBER 30,
                                                                 --------------------------
                                                                    1997            1996
                                                                 -----------     ----------
      Signs...................................................   $ 1,014,564     $  413,096
      Vehicles................................................     1,524,848      1,015,298
      Furniture and fixtures..................................     2,417,396      1,211,367
      Leasehold improvements..................................     4,657,039      2,525,370
      Building................................................     2,021,852      1,377,037
                                                                 -----------     ----------
                                                                  11,635,699      6,542,168
    Less accumulated depreciation and amortization............     3,117,477      1,925,806
                                                                 -----------     ----------
                                                                 $ 8,518,222     $4,616,362
                                                                 ===========     ==========

6. OTHER LIABILITIES:

     Other liabilities consist of the following:

                                                                        SEPTEMBER 30,
                                                                  -------------------------
                                                                     1997           1996
                                                                  ----------     ----------
    Accrued salaries, wages and payroll taxes..................   $1,120,408     $  621,621
    Accrued property taxes.....................................      310,773         22,998
    Sales taxes payable........................................      434,841        262,009
    Accrued interest...........................................      579,218        197,195
    Accrued bonuses............................................      275,000        207,587
    Accrued rent...............................................           --        167,943
    Other......................................................      691,365        702,546
                                                                  ----------     ----------
                                                                  $3,411,605     $2,181,899
                                                                  ==========     ==========

7. DEBT:

     Debt consists of the following:

                                                                       SEPTEMBER 30,
                                                                ---------------------------
                                                                   1997            1996
                                                                -----------     -----------
    Working Capital Loan Commitment..........................   $        --     $ 4,860,000
    Revolving Loan Commitment................................            --         734,250
    Convertible Subordinated Notes...........................     7,000,000       7,000,000
    Revolving Credit Facility................................    21,022,110              --
    Convertible Subordinated Debentures......................    20,000,000              --
    Equipment Financing Obligations..........................            --         243,792
    Notes Payable............................................       134,316         141,033
                                                                -----------     -----------
                                                                $48,156,426     $12,979,075
                                                                ===========     ===========

     Working Capital Loan Commitment ("WCLC") provided for borrowings up to $6,000,000 or 40% of net rental merchandise, whichever was lower. The percentage of net rental merchandise on which borrowings were limited reduced to 35% on July 1, 1996 and 30% on July 1, 1997. In addition, maximum borrowings could not exceed $5,000,000 after July 1, 1997. Interest was charged at the rate of prime plus 1.5% per annum. Interest payments were due monthly with the principal due on July 1, 1998. A commitment fee of .5% per annum was charged on the daily average unused portion of the WCLC. A prepayment fee was payable at a rate of 3% of the prepaid amount for the period July 21, 1995 to July 20, 1996, 2% of the prepaid amount for the period July 21, 1996 to July 20, 1997, and 1% of the prepaid amount for the period July 21, 1997 to July 20, 1998. The WCLC was collateralized by substantially all the assets of the Company and prohibited payments and dividends to shareholders. On November 22, 1996, the WCLC was replaced with a new credit facility (See Note 1).

     Revolving Loan Commitment ("RLC") provided for borrowings up to $9,000,000. Borrowings were reduced by $281,250 on each of October 1, 1995, January 1, 1996, April 1, 1996, July 1, 1996, October 1, 1996, January 1, 1997, April 1, 1997,
July 1, 1997; by $421,875 on each of October 1, 1997, January 1, 1998, April 1, 1998, July 1, 1998; and by $562,500 on each of October 1, 1998, January 1, 1999,
April 1, 1999, and July 1, 1999; and by $703,125 on each of October 1, 1999, January 1, 2000 , April 1, 2000 and July 1, 2000. Interest payments were due monthly. Interest was charged at the rate of prime plus 1.5%. A commitment fee of 5% per annum was charged on the daily average unused portion of the RLC. A prepayment fee was payable at a rate of 3% of the prepaid amount for the period July 21, 1995 to July 20, 1996, 2% of the prepaid amount for the period July 21, 1996 to July 20, 1997, and 1% of the prepaid amount for the period July 1, 1997 to July 20, 1998. The RLC was collateralized by substantially all the assets of the Company and prohibited payments and dividends to shareholders and certain acquisition activity. On November 22, 1996, the RLC was replaced with a new credit facility (See Note 1).

     Convertible Subordinated Notes ("Notes") due July 15, 2002 bear interest at the rate of 10% per annum payable quarterly on October 15, January 15, April 15 and July 15. The Notes are convertible into the Company's common stock at a conversion price of $9.94 per share. The Company has the right to mandatorily require the noteholders to convert the Notes to common stock if the market price exceeds $16.50 per share for 20 days during a 30 day consecutive period (See
Note 16). In addition, the noteholders received detachable warrants to purchase 105,000 shares of the Company's common stock at $9.94 per share. The stock purchase warrants expire on July 15, 2002. The subordinated note agreement prohibits the payment of dividends and requires the maintenance of certain financial covenants related to fixed charge coverage and consolidated net worth.

     Revolving Credit Facility (the "New Facility") with a syndicate of banks led by National City Bank of Pennsylvania, providing for loans or letters of credit up to $40.0 million was signed on November 22, 1996. The syndicate is composed of four banks, with National City Bank of Pennsylvania, LaSalle National Bank, and Harris Trust and Savings Bank committed for an equal ratable share of 27.25%, of the New Facility and Heller Financial, Inc. committed for an 18.25% ratable share. The New Facility provides for borrowings at the prime rate plus 0.5% or borrowings under a Euro-rate option and availability based on a multiple of average monthly revenues. The Euro-rate option allows the Company to borrow at the LIBOR rate plus 275 basis points for a fixed interest period. As of September 30, 1997, there was $21,022,110 in outstanding borrowings under the New Facility. This balance was comprised of a $9,000,000 Euro-rate tranche at 8.49% interest, a $9,000,000 Euro-rate tranche at 8.382% interest and working capital debt of $3,022,110 at 9.0% interest. The New Facility expires on November 22, 1999. The New Facility requires the Company to meet certain financial covenants and ratios including maximum leverage, minimum interest coverage and minimum tangible net worth ratios. In addition, the Company must meet requirements regarding monthly, quarterly and annual financial reporting. The New Facility also contains covenants which prohibit the actions of the Company with respect to the payment of dividends, acquisitions, mergers, disposition of assets or subsidiaries, issuance of capital stock and capital expenditures. The Company may, at any time, repay outstanding borrowings, in whole or part, without premium or penalty, except with respect to restrictions on the selection of the Euro-rate interest option. As of September 30, 1997, the Company was in compliance with the covenants contained in the New Facility. At September 30, 1997, the Company had approximately $12 million of availability on the New Facility.

     Convertible Subordinated Debentures ("Debentures")due February 1, 2007 and are convertible, at any time after the registration thereof, into shares of common stock, without par value, of the Company at a conversion price of $13.37 per share. The Debentures are subject to redemption at the option of the Company on February 5, 2000 at a price of 103%. The redemption price will decrease at a rate of 1% per year, reaching a price of 100% in the year 2003 and remain fixed until the date of maturity. The indebtedness evidenced by the Debentures is subordinated and junior in right of payment to all senior indebtedness. Included in the senior indebtedness is $7.0 million of convertible notes held by Massachusetts Mutual Life Insurance Co. and its affiliates. The Debentures bear an annual interest rate of 7% with semi-annual payments in August and February, beginning August 1, 1997. The terms of the Debentures require the Company to meet certain annual financial reporting obligations. In addition, the Company must deliver to the trustee compliance certificates representing management's compliance to all conditions and covenants in the Indenture Agreement. In addition, the Debentures contain covenants which prohibit the Company with respect to the payment of dividends and other distributions.

     Equipment Financing Obligations due in monthly installments; collateralized by the related equipment; interest percentages ranging from 8.9% to 11.9%; original terms not exceeding 5 years.

     Notes Payable due in monthly installments ranging from $500 to $2,500 including interest at 18.0% through December, 2006.

     The Company's weighted average interest rate was 8.517%, 9.570%, and 9.731% for the years ended September 30, 1997, 1996 and 1995, respectively.

     At September 30, 1997, the carrying values and the estimated fair values of the Company's fixed interest debt instruments are as follows:

                                                                     SEPTEMBER 30, 1997
                                                               ------------------------------
                                                                  CARRYING         ESTIMATED
                                                                   VALUES         FAIR VALUES
                                                               --------------     -----------
    Convertible Subordinated Notes 10%......................    $  7,000,000      $ 7,537,632
    Convertible Subordinated Debentures 7%..................      20,000,000       20,947,621
                                                                ------------      -----------
                                                                $ 27,000,000      $28,485,253
                                                                ============      ===========

     At September 30, 1997, aggregate annual maturities of long-term debt are as follows:

                                                                   SEPTEMBER 30, 1997
                                                                   ------------------
        1998...................................................       $      6,339
        1999...................................................              7,579
        2000...................................................         21,031,171
        2001...................................................             10,834
        2002...................................................          7,012,953
        Thereafter.............................................         20,087,550
                                                                      ------------
                                                                      $ 48,156,426
                                                                      ============

8. COMMITMENTS AND CONTINGENCIES:

     The Company leases substantially all of its retail stores under non-cancelable agreements generally for initial periods ranging from three to five years. The store leases generally contain renewal options for one or more periods of three to five years. Most leases require the payment of taxes, insurance and maintenance costs by the Company. At September 30, 1997, future minimum rental payments under non-cancelable operating leases are as follows:

                                                                   SEPTEMBER 30, 1997
                                                                   ------------------
        1998...................................................       $  5,017,102
        1999...................................................          4,194,472
        2000...................................................          2,890,393
        2001...................................................          1,753,519
        2002...................................................            885,057
        Thereafter.............................................            855,205
                                                                      ------------
        Total minimum payments required........................       $ 15,595,748
                                                                      ============

     Rent expense under operating leases for the years ended September 30, 1997, and 1996 and 1995 was $4,497,073, $2,508,545 and $1,429,972, respectively.

     The Company is subject to legal proceedings and claims in the ordinary course of its business that have not been finally adjudicated. Certain of these cases have resulted in contingent liabilities ranging from $1,111,000 to $3,125,500. The majority of such claims are, in the opinion of management, covered by insurance policies and therefore should not have a material effect on the results of operations or financial position of the Company.

     Additional claims exist in the range of $240,000 to $450,000 for which management believes it has meritorious defenses but for which the likelihood of an unfavorable outcome is currently not determinable. Additionally, claims exist for which management is not able to estimate a potential loss. In management's opinion, each of these claims will either be indemnified by the former shareholders of companies it has acquired or covered by insurance policies and therefore will not have a material effect on the results of operations or financial condition of the Company.

9. REDEEMABLE PREFERRED STOCK:

     On July 21, 1995, in connection with the MLC acquisition (See Note 4) the Company issued 27,500 shares of Series A Redeemable Preferred Stock ("Preferred Stock"). In preference to shares of common stock, each share is entitled to receive annual cumulative cash dividends in the amount of 7% payable in quarterly installments on the first day of January, April, July and October. During 1997 and 1996 the Company declared and paid dividends totaling $30,103 and $147,150 respectively. At September 30, 1996, dividends in arrears totaled $19,792. Holders of the Preferred Stock had no voting rights; however, there were certain exceptions including the right to eight votes per share if the Company fails to pay dividends for two quarters.

     The Company was required to redeem all outstanding Preferred Stock on June 30, 2006 at a redemption price of $100 per share plus any accrued or unpaid dividends. The Company had the right to redeem the Preferred Stock at any time at the rate of $100 per share plus any accrued or unpaid dividends. The Company also entered into option agreements with the holders of the Preferred Stock which provide the holders with mandatory redemption rights. During 1996 the following redemptions of the Series A Preferred Stock were made: $429,400 in January, 1996, $67,700 in February, 1996, and $1,132,200 in April, 1996. In
addition, on November 26, 1996, the Company redeemed the remaining 11,207 outstanding shares. These shares were redeemed at a twenty-five percent discount for an aggregate purchase price of $840,525 and have reinstated the status of authorized and unissued preferred shares undesignated as to series. As a result of redemption on a discounted basis, a net gain on redemption of $280,175 was recognized. This amount is added to net income in the calculation of earnings per share.

10. INCOME TAXES:

     The Company's income tax expense consists of the following components:

                                                              FOR THE YEARS ENDED SEPTEMBER 30,
                                                                 1997          1996         1995
                                                              ----------    ----------    --------
Current expense:
Federal....................................................   $2,617,964    $1,291,972    $312,611
State and local............................................      822,431       407,600      70,521
                                                              ----------    ----------    --------
                                                               3,440,395     1,699,572     383,132
Deferred expense:
Federal....................................................      971,154       527,950      48,289
State and local............................................      217,928       153,540      14,019
                                                              ----------    ----------    --------
                                                               1,189,082       681,490      62,308
                                                              ----------    ----------    --------
Income tax expense.........................................   $4,629,477    $2,381,062    $445,440
                                                              ==========    ==========    ========

     A reconciliation of the income tax expense compared with the amount at the U.S. statutory tax rate of 34% is shown below:

                                                             FOR THE YEARS ENDED SEPTEMBER 30,
                                                                1997          1996         1995
                                                             ----------    ----------    ---------
Tax provision at U.S. statutory rate......................   $3,506,902    $1,777,647    $ 494,431
State and local income taxes, net of federal benefit......      686,637       370,352       55,796
Amortization of goodwill..................................      382,821       280,702       99,035
Adjustment to tax basis of depreciable assets.............           --            --     (209,364)
Other.....................................................       53,117       (47,639)       5,542
                                                             ----------    ----------    ---------
Income tax expense........................................   $4,629,477    $2,381,062    $ 445,440
                                                             ==========    ==========    =========

At September 30, 1997 and 1996, the components of the net deferred tax asset are as follows:

                                                                           1997          1996
                                                                        ----------    ----------
Rental merchandise...................................................   $  142,151    $1,053,184
Property and equipment...............................................      650,182       346,692
Operating loss carry forwards........................................      626,030       342,556
Amortization of goodwill, loan fees, non-compete fees and severance
  payments...........................................................     (346,436)     (291,182)
Other................................................................           --        22,272
                                                                        ----------    ----------
Net deferred tax asset...............................................   $1,071,927    $1,473,522
                                                                        ==========    ==========

     The change in the deferred tax asset includes $787,487 of deferred tax assets recorded in connection with the Coleman Acquisition.

     The Company believes it is more likely than not to realize the net deferred tax asset, and accordingly, no valuation allowance has been recognized. Sufficient taxable income exists in the carryback periods to recognize the deferred tax asset in 1997 and, to the extent necessary, future taxable income in 1996.

11. RELATED PARTY TRANSACTIONS:

     During fiscal year ended September 30, 1997, the Company leased two locations from a principle shareholder or a company controlled by a principal shareholder. Rent paid during this year related to these leases was $92,238. The Company leased six locations from a principal shareholder or a company controlled by a principal shareholder during fiscal 1996 and 1995. The Company paid $238,634 and $217,162 in rent during the years ended September 30, 1996 and 1995 related to these leases, respectively. The leases have an average remaining lives of one year and require the Company to pay real estate taxes.

     On May 21, 1996, the Company was paid in full for a loan made to a principal shareholder. The loan carried an annual interest rate of 7.6% and the balance including accrued interest as of May 21, 1996 was $311,310. The loan was satisfied by the surrender to the Company of 10,800 shares of Common Stock valued at $15.00 per share, with the balance paid in cash.

     The Company was in possession of land and building lots acquired from Erie Business Management Corporation ("EBMC"), a corporation controlled by a principal shareholder of the Company. The Company obtained the right to require EBMC to repurchase any or all of the remaining land and building lots during a period of 30 days commencing May 31, 1996. Upon exercise of this "put" right, EBMC would have the option of paying the purchase price in cash, marketable securities (including common stock of the Company) or a combination of both. On June 4, 1996, the Company exercised its right to "put" the land and building lots to EBMC. The total amount due from EBMC was $946,450, comprised of the land and building lots, carrying costs, accrued interest the difference between the dividend paid in 1993 to the principle shareholder and any profit recognized by the Company and any sales of the land or building lots prior to the exercise of the "put" option. The repurchase was satisfied in full by a combination of cash, common stock of the Company, the surrender for cancellation of 52,500 stock options held by the principal shareholder and the conveyance to the Company of a building and related mortgage owned by the principal shareholder, in which the Company had a 15 year capital lease. There was no gain or loss recorded by the Company as a result of the exercise of the "put".

     The Company has entered into employment contracts with certain directors and executive officers. The agreements are for a three year term commencing October 1, 1995. The Company paid $510,000 and $393,600 related to these agreements for the years ended September 30, 1997 and 1996, respectively. Payments for the year ending September 30, 1998 will be $535,000.

     The Company paid a brokerage fee of $170,000, and issued 37,500 warrants exercisable at the rate of $10 per share for a five year period ending September 1, 2000 to a company in which a director of Rent-Way is a shareholder. The fee was incurred in connection with the acquisition of MLC (See Note 4).

     In connection with the acquisition of D.A.M.S.L. Corp. ("DAMSL") in fiscal 1994, the Company entered into an employment contract, consulting agreements and non-compete agreements with the former shareholders of DAMSL. The employment agreement has payment terms of $172,666, $134,677 and $162,667 for the three year period ended in May 1996. The payment terms for the consulting and non-compete agreements are $165,428, $151,428, $275,428, $255,428, $295,428,
$267,428 and $319,428 for 1994 and the six following years. Expenses related to the above agreements are expensed over the terms of the agreements and aggregated $268,761, $296,185 and $312,763 for the years ended September 30, 1997, 1996 and 1995, respectively.

     In connection with the acquisition of MLC (See Note 4), the Company entered into consulting and non-compete agreements with McKenzie Development Corporation ("MDC"), an affiliate of MLC and the principal shareholders of MDC, the former owners of MLC. The consulting and non-compete agreements are for seven years and have payment terms of $1,250,000 on July 21, 1995 and $200,000 per year for each of the following seven years. Expenses related to the consulting and non-compete agreements are amortized on a straight-line basis over the term of the agreements and amounted to $378,571, $378,571 and $63,095 for the years ended September 30, 1997, 1996 and 1995, respectfully.

     In connection with the acquisition of DLC (See Note 4), the Company entered into non-compete agreements with the former owners of DLC. The agreements are for two and three years respectively and are amortized on a straight line basis over the term of the agreements. Amortization expense for the two agreements for the years ended September 30, 1997 and 1996 was $114,583 and $20,837, respectively.

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

     The 1995 Stock Option Plan (the "1995 Plan") authorizes the issuance of up to 800,000 shares of common stock pursuant to stock options granted to officers, directors and key employees of the Company. The 1995 Plan is administered by the Compensation Committee of the Board of Directors and contains terms and provisions substantially identical to those contained in the 1992 Plan.

     The following is a summary of activity (as adjusted to reflect the 50% stock dividend--See Note 12) of the Company's stock options during the years ended September 30, 1997, 1996 and 1995:

                                                                                        AVERAGE
                                                                                         PRICE
STOCK OPTIONS                                                              SHARES      PER SHARE
----------------------------------------------------------------------   ----------    ---------
September 30, 1994....................................................      489,975      $3.95
  Granted.............................................................      463,061       8.12
  Exercised...........................................................      (17,268)      4.71
  Forfeited...........................................................      (37,733)      4.82
September 30, 1995....................................................      898,035       6.05
  Granted.............................................................      156,000       9.18
  Exercised...........................................................      (52,300)      6.56
  Forfeited...........................................................      (56,325)      2.62
September 30, 1996....................................................      945,410       6.74
  Granted.............................................................      724,500      10.39
  Exercised...........................................................     (296,860)      5.80
  Forfeited...........................................................      (78,156)      8.45
                                                                          ---------      -----
September 30, 1997....................................................    1,294,894      $8.97
                                                                          =========      =====

     At September 30, 1997, stock options representing 768,257 shares are exercisable at prices ranging from $4.67 to $18.13 per share.

     The Company accounts for stock based compensation issued to its employees and non-employee directors in accordance with Accounting Principles Board Opinion No. 25 and has elected to adopt the "disclosure only" provisions of SFAS No. 123, "Accounting for Stock-Based Compensation".

     For SFAS No. 123 purposes, the fair value of each option granted under both the 1992 Plan and the 1995 Plan, is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for options granted in fiscal 1997 and 1996: expected volatility of 39%, risk-free interest rates between 5.24% and 6.74%, and an expected life of five years.

     If the Company had elected to recognize the compensation cost of its stock option plans based on the fair value of the awards under those plans in accordance with SFAS No. 123, net income and earnings per common share would have been reduced to the pro-forma amounts below:

                                                    1997             1996
                                                 ----------       ----------
Net income                   As reported         $5,415,926       $2,847,312
                             Pro-forma            3,467,832        2,072,088
Earnings per common share (adjusted to give
  effect to any preferred stock
  (dividend)/gain on redemption):
     Income before extraordinary item
                             As reported         $     0.74       $     0.45
                                                 ==========       ==========
                             Pro-forma           $     0.53       $     0.45
                                                 ==========       ==========
     Net income
                             As reported         $     0.72       $     0.45
                                                 ==========       ==========
                             Pro-forma           $     0.51       $     0.32
                                                 ==========       ==========

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

     In July, 1995, the Company issued warrants to purchase 105,000 shares of common stock at $9.94 per share. The warrants are exercisable at any time for a period of seven years from their issue dates and are subject to anti-dilution provisions providing for appropriate adjustment in the event of any reclassification, stock dividend, stock split, or similar transactions, and stock issuances below the warrant exercise price.

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

     At September 30, 1997, the following warrants (as adjusted for the 50% stock dividend--See Note 12) were outstanding:

                   NUMBER OF     EXERCISE       EXPIRATION        SHARES        SHARES
 WARRANT DATE       SHARES        PRICE            DATE          EXERCISED     REMAINING
--------------     ---------     --------     --------------     ---------     ---------
October 1992         37,500       $ 4.67      October 1997         37,500            --
November 1992        37,500       $ 4.67      November 1997        37,500            --
December 1992        37,500       $ 4.67      December 1997        37,500            --
August 1993         105,000       $ 6.76      August 1998          24,000        81,000
July 1995           105,000       $ 9.94      July 2002                --       105,000
September 1995       37,500       $10.00      September 2000       10,250        27,250

15. EMPLOYEE BENEFIT PLAN:

     Effective January 1, 1994, the Company established the Rent-Way, Inc. 401(k) Retirement Savings Plan (the "Plan"). Participation in this Plan is available to all Company employees who meet the necessary service criteria as defined in the Plan Agreement. Company contributions to the Plan are based on a percentage of the employees' contributions, as determined by the Board of Directors, and amounted to $272,294 and $148,509 (in the form of the Company's common stock) for the years ended September 30, 1997 and 1996, respectively, and $32,126 (in cash) for the year ended September 30, 1995.

16. SUBSEQUENT EVENTS:

     On October 8, 1997, the Company exercised its right to manditorily convert the $7.0 million, 10% convertible subordinated notes ("the Notes") held by Massachusetts Mutual Life Insurance Company due 2002 (See Note 7). The Notes were convertible by the Company at a conversion price of $9.94 per share upon the Company's Common Stock trading at a price above $16.50 per share for 20 consecutive days during any 30 day period. The Notes converted into 704,225 shares of Common Stock, which have been registered for resale pursuant to a shelf registration statement filed by the Company, that became effective in June 1997.

     On October 6, 1997, the Company signed a letter of intent to acquire substantially all of the assets of the Ace TV Rentals ("Ace Rentals") rental-purchase chain. Ace Rentals operates 46 stores in South Carolina and 4 stores in California. The Company expects to close the transaction in early January 1998, subject to the satisfaction of certain conditions. The Company feels the Ace Rentals acquisition will provide the Company with a presence in the southeastern United States, which management believes to be a growing rental-purchase market.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     There has been no change of accountants or reporting disagreements on any matter of accounting principle, practice, financial statement disclosure or auditing scope or procedure within the Company's two most recent fiscal years or the current interim period.

                                    PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS

     Certain information regarding the directors and executive officers of the Company is set forth below.

                   NAME                      AGE                     POSITION
------------------------------------------   ---    ------------------------------------------
Gerald A. Ryan............................   62     Chairman of the Board and Director
                                                    President, Chief Executive Officer and
William E. Morgenstern....................   39     Director
William Lerner............................   61     Director and Secretary
Vincent A. Carrino........................   38     Director
Robert B. Fagenson........................   47     Director
Marc W. Joseffer..........................   49     Director
Jeffrey A. Conway.........................   40     Vice President and Chief Financial Officer
Ronald D. DeMoss..........................   46     Vice President and General Counsel
Kirk R. Smithee...........................   34     Chief Operating Officer

     Gerald A. Ryan, a founder of the Company, has served as Chairman of the Board of the Company since its formation in 1981. Mr. Ryan has also been instrumental in the formation of several other companies, including Spectrum Control, Inc., a company listed on the Nasdaq National Market, which produces electronic components. He presently serves as Chairman of the Board of Spectrum Control, Inc. In 1986, Mr. Ryan acquired Skinner Engine Company, a privately-held company, which manufactures and rebuilds mixers for use in the rubber industry, and serves as Chairman of the Board of that company. Mr. Ryan is a Class I director of the Company whose term expires in 1999.

     William E. Morgenstern, a founder of the Company, has served as its President and Chief Executive Officer since its formation in 1981. Mr. Morgenstern began his rental-purchase industry career with Rent-A-Center in 1979 in Ft. Worth, Texas. While employed by Rent-A-Center, he held the positions of store manager and district manager for Pennsylvania and New York. Mr. Morgenstern is former President of the Pennsylvania Association of Rental Dealers ("PARD"), a trade association that monitors activities in the state legislature that affect the rental-purchase industry. From 1986 to 1988, he served on the Board of Directors of APRO, the rental-purchase industry's national trade association. Mr. Morgenstern is a Class III director of the Company whose term expires in 1998.

     William Lerner has been a director of the Company since November 1992 and its Secretary since January 1993. Mr. Lerner, a practicing attorney in New York since 1961 and in Pennsylvania since 1990, is of counsel to Snow Becker Krauss P.C., New York, New York. Mr. Lerner is also a director of Seitel, Inc., a company listed on the New York Stock Exchange ("NYSE") that develops and maintains a seismic data bank for the oil and gas industry, Helm Resources, Inc., a company listed on the American Stock Exchange with interests in the packaging and distribution of plastic resins, the distribution of films to cable television companies and asset based lending activities and Micros-to-Mainframes, Inc., a company listed on the Nasdaq National Market that is a provider and systems integrator of advanced technology communications products and Internet services. From 1986 to 1989, Mr. Lerner was General Counsel to The Geneva Companies, which provides merger and acquisition services to privately-owned middle market companies, and from 1989 to 1990 was General Counsel to Hon Development Company, a southern California real estate development company. Mr. Lerner is a Class II director of the Company whose term expires in 2000.

     Vincent A. Carrino has been director since January 1995 when he was elected by the Board for a one-year term expiring in 1996. At the 1996 Annual Meeting of Shareholders, Mr. Carrino was elected as a Class III director of the Company whose term expires in 1998. Mr. Carrino founded Brookhaven Capital Management, Inc., an investment management company headquartered in Menlo Park, California, in 1986 and has been its President since that date.

     Robert B. Fagenson has been a director since August 1993. He has, for more than the past five years, been President and a director of Fagenson & Co., Inc., a NYSE specialist firm, and a Vice President and director of Starr Securities, Inc., a registered broker-dealer and member of the NYSE. Mr. Fagenson is also a director of the

NYSE, of Healthy Planet Products, Inc., a company listed on the American Stock Exchange that designs, publishes and markets greeting cards, Hudson Hotel Corporation (formerly Microtel Franchise and Development Corporation), a company listed on the Nasdaq National Market and a developer of economy lodging facilities and owner and operator of hotel, motel and resort properties, AutoInfo, Inc., a company listed on the Nasdaq National Market and a dealer in computerized products and services for after-market motor vehicle parts, and Nu-Tech Biomedical, Inc., a company listed on the Nasdaq Small-Cap Market that researches medicines for the treatment of cancer. Mr. Fagenson is a Class I director of the Company whose term expires in 1999.

     Marc W. Joseffer has been a director of the Company since May 1994 and was employed by the Company in various management positions from May 1994 through October 1996. For more than five years prior thereto, he was Vice President and a principal shareholder of D.A.M.S.L. Corp., a privately-owned company engaged in the rental-purchase industry. D.A.M.S.L. Corp. was acquired by the Company in May 1994, at which time Mr. Joseffer was elected a director of the Company by the Board. Mr. Joseffer is a Class II director of the Company whose term expires in 2000.

     Jeffrey A. Conway was employed by the Company as a financial advisor from February 1992 through September 1992 and in October 1992 was appointed Vice President and Chief Financial Officer. He served as Chief Financial Officer of Rentclub, Inc., a 17 store rental-purchase chain, from June 1990 through November 1991. From 1979 through June 1987 and from July 1987 to October 1989, Mr. Conway was employed by the independent accounting firms of Coopers & Lybrand and Ernst & Young, respectively, as an Audit Manager. Mr. Conway is a certified public accountant.

     Ronald D. DeMoss was elected Vice President and General Counsel of the Company in February 1996. From June 1990 through November 1995, Mr. DeMoss was employed as a corporate counsel for Rent-A-Center and, in such capacity, was involved in the enactment of rental-purchase legislation in 11 states. During 1995, Mr. DeMoss also served as Rent-A-Center's Director of Government Relations. In August 1996, Mr. DeMoss was elected to APRO's Board of Directors for a two-year term. Mr. DeMoss also serves on APRO's Government Relations Committee. From 1981 through 1990, Mr. DeMoss was a practicing attorney in Wichita, Kansas.

     Kirk R. Smithee was hired by the Company in September 1995 as a regional manager, in July 1996 was named a director of operations and in October 1997 was promoted to Chief Financial Officer. From September 1987 through September 1995, Mr. Smithee served in various management positions with Rent-A-Center, including field training manager, district manager and regional manager.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than ten (10%) of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely upon its review of copies of such forms furnished to it, or written representations from reporting persons that no such forms were required for those persons, the Company believes that during fiscal year 1997 all filing requirements applicable to executive officers, directors, and greater than ten-percent beneficial owners were complied with, except (i) two reports, covering an aggregate of two transactions, were filed late by Marc W. Joseffer, a director of the Company,
(ii) one report, covering an aggregate of one transaction, was filed late by Thomas E. Wurm and (iii) one report, covering an aggregate of one transaction, was filed late by Ronald D. DeMoss.

ITEM 11 EXECUTIVE COMPENSATION

                                                                           LONG-TERM
                                                                           COMPENSATION
                                                                             AWARDS
                                                          ANNUAL           ----------
                                                     COMPENSATION(1)       SECURITIES
                                                   --------------------    UNDERLYING       OTHER
      NAME AND PRINCIPAL POSITION          YEAR    SALARY($)   BONUS($)    OPTIONS(#)    COMPENSATION
----------------------------------------   ----    --------    --------    ----------    ------------
Gerald A. Ryan..........................   1997    $150,000    $ 72,221      60,000
  Chairman of the Board                    1996     122,600      13,750          --
                                           1995     114,000          --      63,000
William E. Morgenstern..................   1997    $240,000    $149,506      55,000        $181,012
  President and Chief Executive Officer    1996     181,000      14,000          --
                                           1995     144,000          --      63,000
Jeffrey A. Conway.......................   1997    $120,000    $ 97,250      27,000
  Vice President and Chief Financial
     Officer                               1996      90,000       5,250          --
                                           1995      89,000          --      30,000
Thomas E. Wurm (3)......................   1997    $156,500    $ 20,000      55,000
  Vice President-Operations                1996     124,000       5,000      10,000
Ronald D. DeMoss........................   1997    $100,700    $  7,000       3,000
  Vice President and General Counsel       1996      95,000      25,000      30,000

---------

(1) The Named Executive Officers did not receive any annual compensation not properly characterized as salary or bonus, except for certain prerequisites or other benefits the aggregate incremental costs of which to the Company did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for each such officer. The Company has a medical and health benefits plan and provides term life insurance for its employees, however, such plans do not discriminate in scope, terms or operation in favor of executive officers or directors and are generally available to all salaried employees. The Company has a 401(k) plan but does not have any other pension plan or any long-term incentive plan other than the stock option plans described below.

(2) Represents amounts paid by the Company as withholding taxes in connection with Mr. Morgenstern's exercise of 60,000 stock options in May 1997. In return, Mr. Morgenstern surrendered stock options to the Company for cancellation.

(3) Mr. Wurm resigned effective October 17, 1997.

EMPLOYMENT AGREEMENTS

     The Company has entered into an employment agreement with Mr. Ryan pursuant to which he serves as Chairman of the Board of the Company for a term that commenced October 1, 1995 and continues until September 30, 1998, unless earlier terminated in accordance with its terms. The term of the employment agreement is automatically extended for an additional one year period unless either party gives notice at least 60 days prior to the date which is one year prior to the date on which the agreement would otherwise terminate. Mr. Ryan is not required to render full-time service to the Company. Under the employment agreement, Mr. Ryan receives an annual salary of $125,000 (subject to annual cost of living increases) and is eligible to receive an annual bonus in an amount determined by the Board of Directors. Mr. Ryan is also eligible to participate in employee benefit plans and to receive fringe benefits made generally available to senior management.

     The Company has entered into an employment agreement with Mr. Morgenstern pursuant to which he is employed full-time as the President and Chief Executive Officer of the Company for a term that commenced on October 1, 1995 and continues to September 30, 1998, unless earlier terminated in accordance with its terms. The term of the employment agreement is automatically extended for an additional one year period unless either party gives notice at least 60 days prior to the date which is one year prior to the date on which the agreement would otherwise terminate. Under the employment agreement, Mr. Morgenstern receives an annual salary of $175,000

(subject to annual cost of living increases) and is eligible to receive an annual bonus in an amount determined by the Board of Directors. Mr. Morgenstern is also eligible to participate in all employee benefit plans and to receive fringe benefits made generally available to senior management.

     The Company has entered into an employment agreement with Mr. Conway pursuant to which he is employed full-time as the Vice President and Chief Financial Officer of the Company for a term that commenced on October 1, 1995 and continues to September 30, 1998, unless earlier terminated in accordance with its terms. The term of the employment agreement is automatically extended for additional two year periods unless either party gives notice at least 60 days prior to the date which is one year prior to the date on which the agreement would otherwise terminate. Under the employment agreement, Mr. Conway receives an annual salary of $90,000, $95,000 and $100,000, respectively, during the first three years of the employment agreement. In each year following the third year, Mr. Conway's salary would be adjusted for increases in the cost of living. Mr. Conway is also eligible to receive an annual bonus in an amount determined by the Board of Directors. Mr. Conway is also eligible to participate in all employee benefit plans and to receive fringe benefits made generally available to senior management.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During the fiscal year ended September 30, 1997, Robert B. Fagenson and William Lerner served as the members of the Compensation Committee. Other than Mr. Lerner, who is Secretary of the Company, no person who served as a member of the Company's Compensation Committee during the fiscal year ended September 30, 1997 was (i) an officer or employee of the Company during such fiscal year or
(ii) formerly an officer of the Company. No executive officer of the Company served as a member of the compensation or similar committee or Board of Directors of any other entity of which an executive officer served on the Compensation Committee or Board of Directors of the Company.

     The following table sets forth information concerning stock option grants to the Named Executive Officers during the fiscal year ended September 30, 1997.

                                                                 POTENTIAL REALIZABLE VALUE AT ASSUMED
                                                % OF TOTAL      ANNUAL RATES OF STOCK PRICE APPRECIATION
                                  NUMBER OF      OPTIONS                    FOR OPTION TERM
                                  SECURITIES    GRANTED TO    --------------------------------------------
                                  UNDERLYING    EMPLOYEES     EXERCISE
                                   OPTIONS      IN FISCAL      PRICE       EXPIR.
             NAME                 GRANTED(#)       YEAR        ($/SH)       DATE       5%($)       10%($)
-------------------------------   ----------    ----------    --------    --------    --------    --------
Gerald A. Ryan.................     60,000          8.5%         9.38      3/12/02    $155,792    $343,595
William E. Morgenstern.........     55,000          7.8          9.38      3/12/02     142,809     314,962
Jeffrey A. Conway..............     27,000          3.8          9.38      3/12/02      70,106     154,618
Ronald D. DeMoss...............      3,000          0.4         11.00     11/12/01       9,117      20,147
Thomas E. Wurm.................     50,000          7.1         10.50     10/17/01     145,048     320,518
                                     5,000          0.7         11.00     10/18/01      15,195      33,578

     The following table sets forth information concerning stock option exercises by the Named Executive Officers during the fiscal year ended September 30, 1997 and the number of shares and the value of grants outstanding as of September 30, 1997 for each such officer:

                         AGGREGATE OPTION EXERCISES AND
                     OPTION VALUES AS OF SEPTEMBER 30, 1997

                                                                                NUMBER OF SECURITIES
                                                                               UNDERLYING UNEXERCISED
                                                                               OPTIONS AT 9/30/97 (#)
                                                                                       SHARES
                                              ACQUIRED ON       VALUE        --------------------------
                   NAME                       EXERCISE(#)    REALIZED($)     EXERCISABLE    UNEXERCISABLE
-------------------------------------------   -----------    ------------    -----------    -----------
Gerald A. Ryan.............................          --              --        120,500         40,000
William E. Morgenstern.....................      45,071        $587,700        118,084         36,666
Jeffrey A. Conway..........................          --              --         66,000         18,000
Ronald D. DeMoss...........................          --              --         12,750         17,250
Thomas E. Wurm.............................      27,500          83,512         12,500         25,000

                                                                      VALUE OF UNEXERCISED
                                                                    IN-THE-MONEY OPTIONS AT
                                                                         9/30/97 ($)(1)
                                                                   --------------------------
                                NAME                               EXERCISABLE    UNEXERCISABLE
    ------------------------------------------------------------   -----------    -----------
    Gerald A. Ryan..............................................   $1,694,688      $ 470,000
    William E. Morgenstern......................................    1,662,771        430,826
    Jeffrey A. Conway...........................................      951,285        211,500
    Ronald D. DeMoss............................................      151,594        227,531
    Thomas E. Wurm..............................................      132,813        253,125

---------

(1) Based on the closing sales price of the Common Stock on the Nasdaq National Market of $21.125 per share on September 30, 1997 less the exercise price.

COMPENSATION OF DIRECTORS

     Directors who are not executive officers of the Company (Messrs. Carrino, Fagenson, Joseffer and Lerner) receive $250 for each Board meeting attended in person or by telephone and an annual retainer of $2,000, payable quarterly, and are reimbursed for their out-of-pocket expenses incurred for attendance at meetings of directors and shareholders. Mr. Lerner receives no compensation for serving as Secretary to the Company. In addition, on March 12, 1997 the Board of Directors granted 30,000 stock options to each of Messrs. Joseffer, Fagenson and Lerner and 60,000 stock options to Mr. Carrino. These options have an exercise price of $9.375 per share and vest one-third on the date of the grant and one-third on each anniversary of the date of grant. Directors who are executive officers of the Company receive no additional compensation for their services as directors.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information concerning the shares of Common Stock beneficially owned by (i) each beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company; (iii) the Named Executive Officers of the Company; and (iv) the directors and executive officers of the Company as a group. This information is presented as of November 4, 1997. Except as otherwise noted, the

Company believes that the persons listed below have sole investment and voting power with respect to the shares of Common Stock beneficially owned by them.

                                                                             SHARES       PERCENT
                                                                          BENEFICIALLY      OF
                NAME AND ADDRESS OF BENEFICIAL OWNER(1)                     OWNED(2)       CLASS
-----------------------------------------------------------------------   ------------    -------
Gerald A. Ryan.........................................................       680,576        8.6%
William E. Morgenstern.................................................       510,525        6.5
William Lerner.........................................................        48,000          *
Vincent A. Carrino.....................................................        50,000          *
Robert B. Fagenson (3).................................................       214,000        2.7
Marc W. Joseffer.......................................................       121,442        1.6
Jeffrey A. Conway......................................................       133,500        1.7
Ronald D. DeMoss.......................................................        13,250          *
Kirk R. Smithee........................................................         7,375          *
Directors / Executive Officers as a group (9 persons)..................     1,833,793       21.7
Massachusetts Mutual Life Insurance Company and affiliates, 1295 State
  Street Springfield, Massachusetts 01111..............................       809,223       10.4

---------

  * Less than one percent (1%).

(1) Unless otherwise indicated, the address for all persons listed above is c/o Rent-Way, Inc., 3230 West Lake Road, Erie, Pennsylvania 16505.

(2) Includes shares issuable upon exercise of stock options and warrants which are currently exercisable or which will become exercisable within 60 days.

(3) Includes 6,000 shares owned by the Fagenson & Co., Inc. Employee Pension plan and Trust, of which Mr. Fagenson is a co-trustee.

ITEM 13 CERTAIN TRANSACTIONS

     In connection with the acquisition of D.A.M.S.L. Corp. in May 1994, the Company entered into a consulting agreement and non-compete agreement with Marc
W. Joseffer, a director of the Company. Mr. Joseffer receives payments from the Company under a five-year consulting agreement which expires on May 18, 1999. Annual payments to Mr. Joseffer under such consulting agreement are $132,000, $120,000, $144,000, $132,000 and $192,000, respectively. Under the terms of the non-compete agreement entered into by Mr. Joseffer, he receives monthly payments from the Company of $2,143, which monthly payments continue through March 1999.

     The Company leases two store locations from Mr. Joseffer or a company controlled by him. The Company paid $92,238 in rent and related amounts under such leases for the year ended September 30, 1997. The Company believes the lease rate and terms, which include the Company's obligation to pay real estate taxes, are similar to those obtainable on an arms'-length basis.

                                 RENT-WAY, INC.

                                    PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON 8-K

     (a) Financial Statements.

     See index to Financial Statements.

     (a) Exhibits required by Item 601 of Regulation S-K.

     The following are filed as Exhibits to this Annual Report filed on Form 10-K for the year ended September 30, 1997:

EXHIBIT NO.                                      DESCRIPTION
-----------     ------------------------------------------------------------------------------
     2.1(1)     Asset Purchase Agreement among the Company, AVRentals/Warren, Inc.,
                AVRentals/Youngstown, Inc., Best Rentals Northside, Inc. and Dennis Goldman,
                dated February 24, 1995.
     2.2(4)     Agreement and Plan of Merger among the Company, McKenzie Leasing Corporation,
                Steve A. McKenzie, Brenda G. McKenzie and others, dated June 9, 1995.
     2.3(7)     Stock Purchase Agreement by and among the Company, Diamond Leasing
                Corporation, Kenneth H. Moye and Lee Brady, dated July 20, 1996.
     2.4*       Stock Purchase Agreement by and among the Company, Bill Coleman TV, Inc. and
                David Coleman, dated January 2, 1997.
     2.5(6)     Stock Purchase Agreement by and among the Company, Perry Electronics, Inc.,
                Robert L. Thomas, Norma J. Thomas, Randall D. Snyder and Niki L. Snyder, dated
                January 24, 1997.
     2.6(6)     Closing Letter Agreement dated February 6, 1997 amending Stock Purchase
                Agreement by and among the Company, Perry Electronics, Inc., Robert L. Thomas,
                Norma J. Thomas, Randall D. Snyder and Niki L. Snyder.
     3.1*       Articles of Incorporation of the Company, as amended.
     3.2(2)     By-Laws of the Company, as amended.
     4.1(1)     Form of Stock Option Agreement between the Company and each of the shareholders of McKenzie Leasing Corporation, dated July 21, 1995.
     4.2(1)     Registration Rights Agreement among the Company, Massachusetts Mutual Life
                Insurance Co. and affiliates thereof ("MassMutual"), dated July 15, 1995.
     4.3*       Shareholder's Agreement between the Company and Lee Brady, dated July 20,
                1996.
     4.4*       Stock Option Agreement between the Company and David Coleman, dated January 2,
                1997.
    10.1(2)     Company's Stock Option Plan of 1992.
    10.2(1)     Company's 1995 Stock Option Plan.
    10.3(2)     Form of Non-Plan Stock Option Agreement.
    10.4(5)     Employment Agreement between William E. Morgenstern and the Company, dated
                October 1, 1995.
    10.5(5)     Employment Agreement between Jeffrey A. Conway and the Company, dated October
                1, 1995.
    10.6(5)     Employment Agreement between Gerald A. Ryan and the Company, dated October 1,
                1995.
    10.7(1)     Consulting Agreement between the Company and Marc Joseffer, dated May 18,
                1994.
    10.8(1)     Non-Competition Agreement between Marc Joseffer and the Company, dated May 18,
                1994.
    10.9(1)     Consulting Agreement between the Company and McKenzie Development Corporation, dated July 21, 1995.

EXHIBIT NO.                                      DESCRIPTION
-----------     ------------------------------------------------------------------------------
   10.10(1)     Non-Competition Agreement between the Company and Steve A. McKenzie, dated
                July 21, 1995.
   10.11(1)     Non-Competition Agreement between the Company and Brenda G. McKenzie, dated
                July 21, 1995.
   10.12(4)     Subordinated Note Agreement among the Company and MassMutual, dated July 15,
                1995.
   10.13(1)     Form of MassMutual Subordinated Note, dated July 15, 1995.
   10.14(1)     Form of MassMutual Warrant, dated July 15, 1995.
   10.15*       Credit Agreement by and among the Company, the banks party thereto and
                National City Bank of Pennsylvania, as Agent, dated November 22, 1996 (the
                "Credit Agreement").
   10.16*       First Amendment to Credit Agreement, dated January 31, 1997.
   10.17(8)     Form of the Company's 7% Convertible Subordinated Debentures due 2007 (the
                "Debentures").
   10.18(8)     Indenture, dated February 4, 1997, between the Company and Manufacturers and
                Traders Trust Company, as Trustee, in respect of the Debentures.
      11*       Statement regarding computation of earnings per share.
      23*       Consent of Coopers & Lybrand, L.L.P.
      27*       Financial Data Schedule.

---------

 * Filed herewith

(1) Previously filed, as of January 5, 1996, pursuant to the Company's Registration Statement on Form SB-2 (No. 333-116).

(2) Previously filed, as of December 8, 1992, pursuant to the Company's Registration Statement on Form S-18 (No. 33-55562-NY).

(3) Previously filed, as of July 9, 1993, pursuant to Amendment No. 2 to the Company's Registration Statement of Form S-18 (No. 33-55562-NY).

(4) Previously filed, as of August 15, 1995, as an exhibit to the Company's Report on Form 8-K.

(5) Previously filed, as of December 28, 1995, as an exhibit to the Company's Report on Form 10-KSB.

(6) Previously filed, as of February 21, 1997, as an exhibit to the Company's Report on Form 8-K.

(7) Previously filed, as of August 8, 1996, as an exhibit to the Company's Report on Form 8-K.

(8) Previously filed, as of May 9, 1997, pursuant to the Company's Registration Statement on Form S-3 (No. 333-26835).

     (b) Reports on Form 8-K:

        (1) On June 3, 1996, the Company filed a Form 8-K disclosing the consummation of the acquisition of Family Rentals and Rent-America.

        (2) On August 8, 1996, the Company filed a Form 8-K disclosing that it had consummated the Stock Purchase Agreement to acquire Diamond Leasing Corporation.

        (3) On January 7, 1997, the Company filed a Form 8-K disclosing that it had signed a letter of intent to purchase a 15 store rental-purchase chain.

        (4) On January 7, 1997, the Company filed a Form 8-K disclosing that it had signed a definitive purchase agreement to acquire Bill Coleman TV, a 15 store rental-purchase chain.

        (5) On January 31, 1997, the Company filed a Form 8-K disclosing that it had signed a definitive purchase agreement to acquire Rental King, a privately owned 70 store rental-purchase chain.

        (6) On February 14, 1997, the Company filed a Form 8-K disclosing the issuance of its $20 million in convertible subordinated debentures due 2007.

        (7) On February 21, 1997, the Company filed a Form 8-K disclosing the consummation of the acquisition of Rental King, d/b/a/ Perry Electronics ("Rental King").

        (8) On April 21, 1997, the Company filed a Form 8-K/A containing audited financial statements of Rental King and pro forma financial statements with respect to the Rental King acquisition.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant: RENT-WAY, INC.

By:  /s/ WILLIAM E. MORGENSTERN
    ------------------------------------------------
    President and Chief
    Executive Office
    (Principal Executive Officer)

    November 6, 1997
    -------------------------------------------------
    Date

By:  /s/ JEFFREY A. CONWAY
    ----------------------------------------------------
    Vice President and Chief
    Financial Officer
    (Principal Financial and
    Accounting Officer)

    November 6, 1997
    -----------------------------------------------------
    Date

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                                  TITLE                       DATE
-------------------------------------        ------------------------------   -------------------

         /s/ GERALD A. RYAN                  Chairman of the Board of            November 6, 1997
-------------------------------------        Directors
           Gerald A. Ryan

     /s/ WILLIAM E. MORGENSTERN              Director                            November 6, 1997
-------------------------------------
       William E. Morgenstern

        /s/ MARC W. JOSEFFER                 Director                            November 6, 1997
-------------------------------------
          Marc W. Joseffer

         /s/ ROBERT FAGENSON                 Director                            November 6, 1997
-------------------------------------
           Robert Fagenson

         /s/ WILLIAM LERNER                  Secretary and Director              November 6, 1997
-------------------------------------
           William Lerner

         /s/ VINCENT CARRINO                 Director                            November 6, 1997
-------------------------------------
           Vincent Carrino

                               INDEX TO EXHIBITS


       EXHIBIT NO.                          DESCRIPTION
       -----------                          -----------
          2.1(1)       Asset Purchase Agreement among the Company, AVRentals/Warren,
                       Inc., AVRentals/Youngstown, Inc., Best Rentals Northside, Inc. and
                       Dennis Goldman, dated February 24, 1995.

          2.2(4)       Agreement and Plan of Merger among the Company, McKenzie
                       Leasing Corporation, Steve A. McKenzie, Brenda G. McKenzie and
                       others, dated June 9, 1995.

          2.3(7)       Stock Purchase Agreement by and among the Company, Diamond
                       Leasing Corporation, Kenneth H. Moye and Lee Brady, dated
                       July 20, 1996.

          2.4*         Stock Purchase Agreement by and among the Company, Bill Coleman
                       TV, Inc. and David Coleman, dated January 2, 1997.

          2.5(6)       Stock Purchase Agreement by and among the Company, Perry
                       Electronics, Inc., Robert L. Thomas, Norma J. Thomas, Randall D.
                       Snyder and Niki L. Snyder, dated January 24, 1997.

          2.6(6)       Closing Letter Agreement dated February 6, 1997 amending Stock
                       Purchase Agreement by and among the Company, Perry Electronics,
                       Inc., Robert L. Thomas, Norma J. Thomas, Randall D. Snyder and
                       Niki L. Snyder.

          3.1*         Articles of Incorporation of the Company, as amended.

          3.2(2)       By-Laws of the Company, as amended.

          4.1(1)       Form of Stock Option Agreement between the Company and each of the shareholders of McKenzie Leasing Corporation, dated July 21,
                       1995.

          4.2(1)       Registration Rights Agreement among the Company, Massachusetts
                       Mutual Life Insurance Co. and affiliates thereof ("MassMutual"), dated July 15, 1995.

          4.3*         Shareholder's Agreement between the Company and Lee Brady, dated
                       July 20, 1996.

          4.4*         Stock Option Agreement between the Company and David Coleman, dated January 2, 1997.

         10.1(2)       Company's Stock Option Plan of 1992.

         10.2(1)       Company's 1995 Stock Option Plan.

         10.3(2)       Form of Non-Plan Stock Option Agreement.

         10.4(5) Employment Agreement between William E. Morgenstern and the Company, dated October 1, 1995.

         10.5(5) Employment Agreement between Jeffrey A. Conway and the Company, dated October 1, 1995.

         10.6(5)       Employment Agreement between Gerald A. Ryan and the Company, dated October 1, 1995.

         10.7(1) Consulting Agreement between the Company and Marc Joseffer, dated May 18, 1994.

         10.8(1) Non-Competition Agreement between Marc Joseffer and the Company, dated May 18, 1994.

         10.9(1)       Consulting Agreement between the Company and
                       McKenzie Development Corporation, dated July 21,
                       1995.

         10.10(1)      Non-Competition Agreement between the Company and Steve A.
                       McKenzie, dated July 21, 1995.

         10.11(1)      Non-Competition Agreement between the Company and Brenda G.
                       McKenzie, dated July 21, 1995.

         10.12(4)      Subordinated Note Agreement among the Company and MassMutual, dated July 15, 1995.

         10.13(1)      Form of MassMutual Subordinated Note, dated July 15, 1995.

         10.14(1)      Form of MassMutual Warrant, dated July 15, 1995.

         10.15* Credit Agreement by and among the Company, the banks party thereto and National City Bank of Pennsylvania, as Agent, dated November 22, 1996
                       (the "Credit Agreement").

         10.16*        First Amendment to Credit Agreement, dated January 31, 1997.

         10.17(8)      Form of the Company's 7% Convertible Subordinated Debentures due
                       2007 (the "Debentures").

         10.18(8)      Indenture, dated February 4, 1997, between the Company and
                       Manufacturers and Traders Trust Company, as Trustee, in respect of the Debentures.

           11*         Statement regarding computation of earnings per share.

           23*         Consent of Coopers & Lybrand, L.L.P.

           27*         Financial Data Schedule.

-----------------

 *  Filed herewith

(1) Previously filed, as of January 5, 1996, pursuant to the Company's Registration Statement on Form SB-2 (No. 333-116).

(2) Previously filed, as of December 8, 1992, pursuant to the Company's Registration Statement on Form S-18 (No. 33-55562-NY).

(3) Previously filed, as of July 9, 1993, pursuant to Amendment No. 2 to the Company's Registration Statement of Form S-18 (No. 33-55562-NY).

(4) Previously filed, as of August 15, 1995, as an exhibit to the Company's Report on Form 8-K.

(5) Previously filed, as of December 28, 1995, as an exhibit to the Company's Report on Form 10-KSB.

(6) Previously filed, as of February 21, 1997, as an exhibit to the Company's Report on Form 8-K.

(7) Previously filed, as of August 8, 1996, as an exhibit to the Company's Report on Form 8-K.

(8) Previously filed, as of May 9, 1997, pursuant to the Company's Registration Statement on Form S-3 (No. 333-26835).