Form 10-Q
period 1997-12-31
RENT WAY INC
filed 1998-01-14
CIK 893046

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q



           (Mark One)

          [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

                                       OR

          [    ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(D)
                     OF THE SECURITIES EXCHANGE ACT of 1934




                         Commission File Number 0-22026

                                 RENT-WAY, INC.
             (Exact name of registrant as specified in its charter)



          Pennsylvania                                     25-1407782
(State or other jurisdiction of incorporation)         (I.R.S. Employer
                                                       Identification No.)


                  3230 West Lake Road, Erie, Pennsylvania 16505
                    (Address of principal executive offices)

                                 (814) 836-0618
              (Registrant's telephone number, including area code)




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No


        The total number of shares of each class of the registrant's Common Stock, outstanding as of December 31, 1997:
              Class                                            Outstanding
           Common Stock                                         10,740,975

                                 RENT-WAY, INC.



                                                                                                          Page
Part I            Financial Information
                  Item 1.  Financial Statements:

                           Balance Sheets as of December 31, 1997 and                                     3
                           September 30, 1997

                           Statements of Income, Three Months                                             4
                           Ended December 31, 1997 and 1996

                           Statements of Cash Flows, Three Months Ended                                   5
                           December 31,1997 and 1996

                           Notes to Financial Statements                                                  6


                  Item 2.  Management's Discussion and Analysis                                           9
                           of Financial Condition and Results of Operations

Part II           Other Information
                  Item 6.  Exhibits and Reports on Form 8-K                                              14

                  Signatures                                                                             14


                                 RENT-WAY, INC.
                                 BALANCE SHEETS



                                                                                      December 31,             September 30,
                                                                                          1997                     1997
                                                                                       (unaudited)


ASSETS

Cash and cash equivalents                                                           $    19,810,498         $       598,664
Prepaid expenses                                                                          3,133,187               1,452,265
Rental merchandise, net                                                                  40,819,639              35,132,316
Deferred income taxes                                                                     1,129,133               1,071,927
Property and equipment, net                                                               9,063,397               8,518,222
Goodwill, net                                                                            43,369,291              43,446,776
Deferred financing costs, net                                                             1,327,872               1,475,088
Prepaid consulting fee                                                                    1,832,384               1,743,514
Other assets                                                                              3,160,442               2,849,166
                                                                                    ---------------         ---------------
                                                                                    $   123,645,843         $    96,287,938
                                                                                    ---------------         ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                                    $     2,009,969         $     3,067,294
Other liabilities                                                                         2,923,559               3,411,605
Income taxes payable                                                                      1,330,951                 695,743
Debt                                                                                     20,132,835              48,156,426
                                                                                    ---------------         ---------------
                                                                                         26,397,314              55,331,068

Commitments and Contingencies (Note 5)                                                        --                     --


Shareholders' equity:
Preferred stock, without par value; 1,000,000 shares authorized;
     no shares issued and outstanding                                                     --                         --
Common stock, without par value; 20,000,000 shares
     authorized; 10,740,975 and 7,059,451 shares issued and
     outstanding, respectively                                                           87,016,587              32,759,595
Retained earnings                                                                        10,231,942               8,197,275
                                                                                    ----------------        ---------------
        Total shareholders' equity                                                       97,248,529              40,956,870
                                                                                    ----------------        ---------------
                                                                                    $   123,645,843         $    96,287,938
                                                                                    ===============         ===============








   The accompanying notes are an integral part of these financial statements.

                                 RENT-WAY, INC.
                              STATEMENTS OF INCOME

                                                                                           For the three months ended
                                                                                                  December 31,
                                                                                        1997                      1996
                                                                                       (unaudited)             (unaudited)
Revenues:
Rental revenue                                                                      $    23,515,013         $    13,689,843
Other revenue                                                                             3,151,130               1,974,055
                                                                                    ---------------         ---------------
       Total revenues                                                                    26,666,143              15,663,898

Costs and operating expenses:
Depreciation and amortization:
    Rental merchandise                                                                    6,259,770               3,700,681
    Property and equipment                                                                  565,855                 276,125
    Amortization of goodwill                                                                590,802                 306,212
Salaries and wages                                                                        6,975,988               4,368,970
Advertising                                                                               1,228,284                 823,374
Occupancy                                                                                 1,841,436               1,034,984
Other operating expenses                                                                  4,927,909               3,016,066
                                                                                    ---------------         ---------------
        Total costs and operating expenses                                               22,390,044              13,526,412
                                                                                    ---------------         ---------------

        Operating income                                                                  4,276,099               2,137,486

Other income (expense):
Interest expense                                                                           (795,409)               (375,496)
Interest income                                                                             109,655                     505
Other expense, net                                                                           (8,184)                 (2,071)
                                                                                    ----------------        ---------------
       Income before income taxes and extraordinary item                                  3,582,161               1,760,424

Income tax expense                                                                        1,547,494                 811,033
                                                                                    ---------------         ---------------

       Income before extraordinary item                                                   2,034,667                 949,391

Extraordinary item                                                                           --                    (269,017)
                                                                                    ---------------         ----------------
Net income                                                                                2,034,667                 680,374

Redeemable preferred stock net gain on redemption                                            --                     280,175
                                                                                    ---------------         ---------------

Earnings applicable to common shares                                                $     2,034,667         $       960,549
                                                                                    ===============         ===============

Earnings per common share (Note 2):
     Basic earnings per share adjusted to give effect to the net preferred stock gain on redemption:
       Income before extraordinary item                                             $         0.24          $          0.19
                                                                                    ===============         ===============
        Net income                                                                  $         0.24          $          0.15
                                                                                    ===============         ===============
     Diluted  earnings  per share  adjusted to give effect to the net  preferred stock gain on redemption:
       Income before extraordinary item                                             $         0.21          $          0.17
                                                                                    ===============         ===============
        Net income                                                                  $         0.21          $          0.14
                                                                                    ===============         ===============

Weighted average number of shares outstanding:
       Basic                                                                              8,535,945               6,593,876
                                                                                    ===============         ===============

       Diluted                                                                           10,790,233               7,026,327
                                                                                    ===============         ===============

   The accompanying notes are an integral part of these financial statements.

                                 RENT-WAY, INC.
                            STATEMENTS OF CASH FLOWS


                                                                                           For the three months ended
                                                                                                  December 31,

                                                                                              1997                 1996
                                                                                          (unaudited)          (unaudited)
Operating activities:
Net income                                                                          $     2,034,667         $       680,374
Adjustments to reconcile net income
to net cash used in operating activities:
    Depreciation and amortization                                                         7,499,289               4,283,018
    Deferred income taxes                                                                   (57,206)                     --
    Extraordinary item                                                                       --                     269,017
Changes in assets and liabilities:
    Prepaid expenses                                                                     (1,680,922)               (402,461)
    Rental merchandise                                                                  (11,947,093)             (6,929,733)
    Prepaid consulting fees                                                                 (88,870)                 44,643
    Other assets                                                                           (573,190)               (221,687)
    Accounts payable                                                                     (1,057,325)               (331,903)
    Income taxes payable                                                                    635,208                 214,747
    Other current liabilities                                                              (628,389)               (503,167)
                                                                                    ----------------        ---------------
                  Net cash used in operating activities                                  (5,863,831)             (2,897,152)

Investing activities:
    Purchase of businesses                                                                 (111,060)               (213,703)
    Purchases of property and equipment                                                  (1,111,030)               (550,073)
                                                                                    ----------------        ---------------
                  Net cash used in investing activities                                  (1,222,090)               (763,776)

Financing activities:
    Proceeds from borrowings                                                              2,000,000              13,177,032
    Payments on borrowings including early extinguishment                               (23,023,591)             (8,067,607)
    Deferred finance costs                                                                   64,354                (536,866)
    Redeemable preferred stock dividend                                                      --                     (32,143)
    Redeemable preferred stock redemption                                                    --                    (840,525)
    Issuance of common stock                                                             47,256,992                  --
                                                                                     ---------------        ---------------
                  Net cash provided by financing activities                              26,297,755               3,699,891
                                                                                    ----------------        ---------------
                  Increase in cash and cash equivalents                                  19,211,834                  38,963

Cash and cash equivalents at beginning of period                                            598,664                 179,425
                                                                                    ---------------         ---------------

Cash and cash equivalents at end of period                                          $    19,810,498         $       218,388
                                                                                    ===============         ===============

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
       Interest                                                                     $       712,546         $       302,007
       Income taxes                                                                 $       969,492         $     -




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

      Cash equivalents - Includes short term investments made by the Company with funds received from a public stock offering (See Note 3) in December 1997. These funds are invested in commercial paper having a maturity period equal to or less than thirty-five days.

      These financial statements and the notes thereto should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

2.    New Accounting Standards:

      In March 1997, the FASB issued SFAS No. 128, "Earnings per Share", effective for periods ending after December 15, 1997. The Company, in recognition of requirements SFAS No. 128, has presented basic and diluted earnings per common share in the statements of income. Basic earnings per common share is computed using income available to common shareholders divided by the weighted average number of common shares outstanding.
      Diluted earnings per common share is computed using income available to common shareholders adjusted for anticipated interest savings, net of related taxes, for convertible subordinated debentures and the weighted average number of shares outstanding is adjusted for the potential impact of options, warrants and convertible subordinated debentures. Earnings per common share for the three month period ended December 31, 1996 has been restated in accordance with SFAS No. 128.

      In March 1997, the FASB also issued SFAS No. 129, "Disclosure of Information about Capital Structure" effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 129 which had no impact on the financial statements.

3.    Public Stock Offering:

      On December 2, 1997, the Company completed a public stock offering consisting of 2,500,000 shares of common stock offered by the Company and 87,250 shares of common stock offered by certain selling shareholders. In addition, on December 30, 1997, the underwriters exercised a 30 day option to purchase up to 388,088 shares of common stock to cover over-allotments.

      The shares were offered at a price of $17.25 per share. The Company received net proceeds (less underwriters discount and selling expenses) of $46,982,586 including the underwriters exercise of the over-allotment option. The Company used these proceeds to repay outstanding borrowings of $23,022,110 under the Company's credit agreement with a syndicate of banks led by National City Bank of Pennsylvania (See Note 6). The remaining proceeds have been invested in short-term commercial paper.

                                 RENT-WAY, INC.

                                   (unaudited)

4.    Acquisitions:

      On January 24, 1997, the Company signed a definitive purchase agreement to acquire all the outstanding shares of Perry Electronics, Inc. d/b/a Rental King ("Rental King"). On February 6, 1997, the Company consummated the transaction and acquired all the outstanding shares of Rental King, assuming effective control of the results of operations as of February 1, 1997. At the time of acquisition, Rental King operated a chain of seventy rental-purchase stores in Colorado, Florida, Indiana, Kentucky, Michigan, Ohio and West Virginia with annual revenues of approximately $24.0 million. The consideration paid in exchange for all the outstanding shares of Rental King was $17,284,618 in cash. Pursuant to the terms of the purchase agreement, $2.0 million of the purchase price was placed in escrow, subject to the terms of the escrow agreement to satisfy sellers' representations and warranties and any purchase price adjustments. In June 1997, the full amount of the escrow account was released to the sellers. The acquisition was accounted for using the purchase method of accounting. Rental King's assets and liabilities were recorded at their estimated fair market values as of the date of the acquisition. The excess of the acquisition  cost  over  the  estimated  fair  values  of the  net  assets acquired, ("goodwill") of $17,322,875 is being amortized on a straight line basis over twenty years. The total costs of the net assets acquired was $17,284,618 and consisted of assets of $25,300,591 less liabilities assumed of $6,337,325 and acquisition costs of $1,678,648. The acquisition of Rental King was primarily funded by the net proceeds received on a private placement of $20.0 million in subordinated convertible debentures. The balance of the cash paid on closing was drawn upon the Company's existing line of credit. Assets acquired (at fair market value) other than goodwill consist primarily of rental merchandise of $6,386,000, property and equipment of $744,615, other assets of $347,101 and non-compete agreements of $500,000. Liabilities assumed (at fair market value) consist primarily of trade payables of $488,561, accrued liabilities of $2,085,270, bank debt of $2,939,494 and notes payable of $824,000. The statement of income for the three months ended December 31, 1997 includes the results of operations of Rental King for the entire period.

      On January 2, 1997, the Company acquired all the outstanding shares of Bill Coleman TV, Inc., ("Coleman"), a privately owned chain of fifteen rental-purchase stores operating in Michigan with annual revenues of approximately $7.5 million, in exchange for consideration consisting of $2,679,921 in cash and an option to purchase 25,000 shares of the Company's common stock at an exercise price of $8.875 per share with a fair market value of $107,500. The 25,000 stock options are 100% exercisable and expire five years from the date of the grant. Pursuant to terms of the acquisition, $350,000 of the purchase price was placed in escrow subject to terms of the escrow agreement to satisfy sellers'
      representations and warranties and any purchase price adjustments. The escrow agreement provides for release of the escrow on completion of a financial audit of Coleman and final resolution of any purchase price adjustments. In December 1997, the full amount of the escrow was released with $231,843 returned to the Company. The acquisition was accounted for using the purchase method of accounting. Coleman's assets and liabilities were recorded at their estimated fair values as of the acquisition date. The excess of the acquisition cost over the estimated fair values of the net assets acquired, ("goodwill") of $3,750,291 is being amortized on a straight line basis over twenty years. The total cost of the net assets acquired was $2,787,421 ($2,679,921 in cash and $107,500 in stock options) and consisted of assets of $7,683,383 less liabilities assumed of $4,548,836 and acquisition costs of $347,126. Assets acquired (at fair market value) other than goodwill, consisted primarily of rental merchandise of $2,401,000, property and equipment of $42,000, deferred tax assets of $787,487, a note receivable of $244,454, a non-compete agreement of $300,000 and other assets of $158,151. Liabilities assumed (at fair market value) consisted primarily of trade accounts payable of $1,838,190, debt of $2,474,155 and note payable of $236,491. The Statement of Income for the three months ended December 31, 1997 includes the operations of Coleman for the entire period.

      In July and September 1997, the Company purchased the rental merchandise and rental-purchase contracts of seven rental-purchase stores located in Pennsylvania, Maryland, and Virginia, with combined annual revenues of approximately $4.3 million. The Company paid cash in exchange for the assets and each acquisition was recorded using the purchase method of

                                 RENT-WAY, INC.

                                   (unaudited)

     accounting. The acquired assets were recorded at their estimated fair values at the date of acquisition. The excess of the acquisition cost over the estimated fair values of the assets acquired, ("goodwill") of $2,734,031 is being amortized on a straight line basis over twenty years. The total cost of the net assets acquired was $3,809,878 and consisted of assets of $3,964,646 less acquisition costs of $154,768. The Statement of Income for the three months ended December 31, 1997 includes the operating results for these stores for the entire period.

5.    Commitments and Contingencies:

      The Company is subject to legal proceedings and claims in the ordinary course of its business that have not been finally adjudicated. Certain of these cases have resulted in contingent liabilities ranging from $600,000 to $2,300,000. The majority of such claims are, in the opinion of management, covered by insurance policies and therefore should not have a material effect on the results of operations or financial position of the Company.

      Additional claims exist in the range of $700,000 to $1,300,000 for which management believes it has meritorious defenses but for which the likelihood of an unfavorable outcome is currently not determinable. In management's opinion, each of these claims will either be indemnified by the former shareholders of companies it has acquired or covered by insurance policies and therefore will not have a material effect on the results of operations or financial condition of the Company.

6.    Debt:

      As of December 31, 1997, the Company had no outstanding senior indebtedness under its collateralized revolving credit facility, ("the Facility"), with a syndicate of banks, led by National City Bank of Pennsylvania. The Facility was paid off , without penalties, with funds received from the Company's public stock offering (see Note 3). As of December 31, 1997, the Company was in compliance with all covenants contained in the facility.

      On October 8, 1997, the Company exercised its right to redeem $7,000,000 in subordinated convertible notes, ("the Notes") held by Massachusetts Mutual Life Insurance Company. The Company was able to exercise this right when the market price of the Company's common stock remained above $16.50 per share for a twenty consecutive day period. The Notes converted into 704,223 shares of the Company's common stock, at a conversion price of $9.94 per share.

7.    Subsequent Events:

      On January 7, 1998, the Company signed an asset purchase agreement and acquired Ace TV Rentals, ("ACE"), a privately-owned 50 store rental-purchase chain with locations in South Carolina and California with annualized revenues of approximately $22 million. The Company paid approximately $25.2 million in cash and assumed liabilities, with $750,000 placed in an escrow account to satisfy sellers' breaches of representations and warranties and any final purchase price adjustments.

      On January 6, 1998, the Company signed a letter of intent to acquire the stock of Champion Rentals, Inc. ("Champion Rentals"), a privately-owned rental-purchase chain for approximately $70 million plus the assumption of liabilities. Champion Rentals, with 145 stores, has annualized revenues of approximately $80 million. Consummation of the acquisition is subject to completion of due diligence, execution of a definitive purchase agreement, financing, and other customary closing conditions. The purchase price is subject to adjustment at closing. Rent-Way is currently evaluating the financing of the acquisition. Of Champion Rentals' 145 stores, located primarily in the Southeast United States, 25 locations were opened in 1997.

                                 RENT-WAY, INC.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

During the three month period ended December 31, 1997, the Company generated record revenues, operating income, and net income. The Company's total revenues increased by 70.2% compared to the same three month period last year. Operating income and net income increased by 100.1% and 199.1%, respectively, when compared to the same three month period last year. The increase in revenue, operating income and net income are primarily due to acquisitions made during fiscal 1997, improved same store operating profits, and a reduction in certain expenses resulting from economies of scale.

On October 8, 1997, the Company exercised its option to force redemption of $7,000,000 in subordinated convertible notes, ("the Notes") held by Massachusetts Mutual Life Insurance Company. The Company was able to exercise this option when the market price of the Company's common stock remained above $16.50 per share for a twenty consecutive date period. The Notes converted into 704,223 shares of the Company's common stock, at a conversion price of $9.94 per share.

On December 2, 1997, the Company completed a public offering consisting of 2,500,000 shares of common stock offered by the Company and 87,250 shares of common stock offered by certain selling shareholders. In addition, on December 30, 1997, the underwriters exercised a 30 day option to purchase up to 388,088 shares of common stock to cover over-allotments. The shares were offered at a price of $17.25 per share. The Company received net proceeds (less underwriters discount and selling expenses) of $46,982,586 including the underwriters exercise of the over-allotment option. The Company used these proceeds to repay outstanding borrowings of $23.0 million under the Company's credit agreement with a syndicate of banks led by National City Bank of Pennsylvania (See Note
6). The remaining proceeds have been invested in short-term commercial paper and repurchase agreements.

On January 6, 1998, the Company signed a letter of intent to acquire the stock of Champion Rentals, Inc., a privately-owned rental-purchase chain for approximately $70 million plus assumption of liabilities. Champion Rentals, with 145 stores, has annualized revenues of approximately $80 million. Consummation of the acquisition is subject to completion of due diligence, preparation of a definitive purchase agreement, financing, and other customary closing conditions. The purchase price is subject to adjustment at closing. Rent-Way is currently evaluating several proposals from institutional lenders regarding the financing of the acquisition. Of Champion Rentals' 145 stores, located primarily in the Southeast United States, 25 were opened in 1997. Rent-Way expects that the acquisition, if consummated, will have the effect of increasing earnings per share. Upon the closing of the recently announced 50-store acquisition of Ace T.V. Rentals and the completion of the acquisition of Champion Rentals, Rent-Way's total stores will increase to 382.

On January 7, 1998, the Company signed an asset purchase agreement and acquired Ace TV Rentals, ("ACE"), a privately-owned 50 store rental-purchase chain with locations in South Carolina and California. The Company paid approximately $25.2 million in cash plus the assumption of certain liabilities, with $750,000 placed in an escrow account as a source of payment for seller's breaches of representations and warranties and final purchase price adjustments. Ace, with annualized revenues of approximately $22 million, operates 46 stores in South Carolina and four stores in California, two new markets for Rent-Way.

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

                                                                                        Three Months Ended
                                                                                            December 31,



                                                                                        1997            1996
                                                                                        ----            ----
Revenues:
  Rental revenue                                                                          88.2%           87.4%
  Other revenue                                                                           11.8            12.6
                                                                                       -------          ------
     Total revenues                                                                      100.0           100.0

Costs and operating expenses:
  Depreciation and amortization:
     Rental merchandise                                                                   23.5            23.6
     Property and equipment                                                                2.1             1.8
     Amortization of goodwill                                                              2.2             2.0
                                                                                       -------          ------
         Total depreciation and amortization                                              27.8            27.4

  Salaries and wages                                                                      26.2            27.9
  Advertising                                                                              4.6             5.3
  Occupancy                                                                                6.9             6.6
  Other operating expenses                                                                18.5            19.2
                                                                                       -------          ------
         Total costs and operating expenses                                               84.0            86.4

   Operating income                                                                       16.0            13.6

   Interest expense                                                                       (3.0)           (2.4)
   Other Income                                                                            0.4          -
                                                                                       -------          ------

   Income before income taxes and extraordinary item                                      13.4            11.2

   Income tax expense                                                                     (5.8)           (5.2)
                                                                                       --------         ------

   Income before extraordinary item                                                        7.6             6.0

   Extraordinary item                                                                     --              (1.7)
                                                                                       -------          ------

   Net income                                                                              7.6             4.3

   Gain on redemption of preferred stock                                                  --               1.8
                                                                                       -------          ------

   Earnings applicable to common shares                                                    7.6%            6.1%
                                                                                       =======          ======

Comparison of Three Months Ended December 31, 1997 and 1996

For the three months ended December 31, 1997 compared to the three months ended December 31, 1996, total revenues increased by $11.0 million (70.2%) to $26.7 million from $15.7 million. The increase was principally due to the inclusion of the results for the stores acquired during fiscal 1997. The stores acquired in the Rental King Acquisition accounted for $6.6 million (60.0%) of the increase, the stores acquired in the Coleman Acquisition accounted for $2.3 million (20.9%) of the increase, the stores acquired in other fiscal 1997 acquisitions accounted for $1.2 million (10.9%) of the increase, and the Company's same stores accounted for $0.9 million (8.2%) of the increase. Other revenue increased by $1.2 million (59.6%) to $3.2 million from $2.0 million principally due to stores acquired in 1997.

                                 RENT-WAY, INC.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (Continued)

Comparison of Three Months Ended December 31, 1997 and 1996, Continued

     For the three months ended December 31, 1997 compared to the three months ended December 31, 1996, total costs and operating expenses increased to $22.4 million from $13.5 million primarily as a result of the costs and operating expenses associated with stores acquired in 1997, but decreased to 84.0% from 86.4% of total revenues. This decrease of 2.4% resulted primarily from a 1.7% decrease in salaries and wages as a percentage of total revenues, a 0.7% decrease in advertising as a percentage of total revenues, and a 0.7% decrease in other operating expenses as a percentage of total revenues. Depreciation expense related to rental merchandise increased by $2.6 million to $6.3 million from $3.7 million, but only decreased by 0.1% as a percentage of total revenues. Amortization of goodwill increased by $0.3 million primarily because of the increase in goodwill related to stores acquired in 1997. Salaries and wages increased to $7.0 million from $4.4 million, but decreased 1.7% as a percentage of total revenues to 26.2% from 27.9%. The $2.6 million increase is principally due to the addition of eighty-two new locations, upgrades in the regional manager position, and an overall strengthening of corporate personnel. Advertising expense increased $0.4 million to $1.2 million from $0.8 million principally due to the addition of the stores acquired in 1997, but decreased to 4.6% from 5.3% of total revenues. The decrease was due to increased efficiencies attained by focusing advertising efforts on cluster markets. Occupancy expense increased $0.8 million or 0.3% as a percentage of total revenues to $1.8 million from $1.0 million principally due to the addition of the stores acquired in 1997. The increase resulted primarily from the Rental King stores which were operating on a lower average revenue base per store. Other operating expenses increased $1.9 million to $4.9 million from $3.0 million principally due to the addition of the stores acquired in 1997, but decreased to 18.5% from 19.2% of total revenues. This 0.7% decrease occurred because of the Company's ability to allocate corporate costs and certain overhead costs over a greater number of stores and increased revenues.

For the three months ended December 31, 1997 compared to the three months ended December 31, 1996, operating income increased by $2.2 million (100.1%) to $4.3 million from $2.1 million and increased to 16.0% from 13.6% of total revenues. The improvement in operating income was principally due to the stores acquired in 1997 and the factors discussed above.

For the three months ended December 31, 1997 compared to the three months ended 1996, interest expense increased by $0.4 million to $0.8 million from $0.4 million principally due to an increase in debt of $1.9 million from $18.2 million to $20.1 million. This increase was primarily due to borrowings on the Company's credit facility in connection with the seven rental-purchase stores acquired in July and September 1997 and a higher volume of rental merchandise purchases for the fall season. These borrowings were subsequently extinguished using proceeds from the Company's public stock offering (see Note 3).

For the three months ended December 31, 1997 compared to the three months ended December 31, 1996, income tax expense increased to $1.5 million from $0.8 million because the Company generated greater taxable income. The Company is accruing income tax expense based on an effective tax rate of 43.2%, which is higher than the statutory tax rates, because amortization expense related to goodwill incurred in connection with certain acquisitions is not deductible for purposes of computing income tax.

For the three months ended December 31, 1997 compared to the three months ended December 31, 1996, net income increased by $1.3 million (199.1%) to $2.0 million from $0.7 million. The increase was due to the factors discussed above.

Liquidity and Capital Resources

As of December 31, 1997, the Company had no outstanding senior indebtedness under its collateralized revolving credit facility, ("the Facility"), with a syndicate of banks, led by National City Bank of Pennsylvania. The Facility was paid down, with funds received from the Company's public stock offering (see
Note 3). As of December 31, 1997, the Company was in compliance with all covenants contained in the facility. The agreement expires on November 22, 1999. As of December 31, 1997, the Company had approximately $35.0 million of availability under its working capital loan commitment.

                                 RENT-WAY, INC.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (Continued)

Liquidity and Capital Resources (Continued)

On December 2, 1997, the Company completed a public offering of 2,587,250 shares of Common Stock. Of the 2,587,250 shares of Common Stock offered, 2,500,000 shares were offered by the Company and 87,250 were offered by certain selling shareholders. The Company also granted the underwriters an option to purchase an additional 388,088 shares of Common Stock to cover over-allotments. On December 30, 1997, the Underwriters exercised this option. The shares were offered at a price of $17.25 per share. The Company received net proceeds (less underwriters discount and selling expenses) of $47,104,715 including the underwriters exercise of the over-allotment option. The Company used these proceeds to repay outstanding borrowings of $23.0 million under the Company's credit agreement with a syndicate of banks led by National City Bank of Pennsylvania (See Note
6). The remaining balance was invested in short-term commercial paper.

On October 8, 1997, the Company exercised its right to redeem $7,000,000 in subordinated convertible notes, ("the Notes") held by Massachusetts Mutual Life Insurance Company. The indebture allowed the Company to force conversion when the market price of the Company's common stock exceeded $16.50 per share for a twenty consecutive day period. The Notes converted into 704,223 shares of the Company's common stock, at a conversion price of $9.94 per share.

For the three months ended December 31, 1997 compared to the three months ended December 31, 1996, the Company's net cash used in operating activities increased to $5.9 million from $2.9 million. This increase was principally due to a $5.0 million increase in rental merchandise purchases, a $1.3 million increase in prepaid assets and a $0.1 million increase in other current liabilities, offset by a $3.2 million increase in non-cash amortization and depreciation. The increase in depreciation, amortization, and rental merchandise purchases resulted primarily from the stores acquired in 1997.

For the three months ended December 31, 1997 compared to the three months ended December 31, 1996, the Company's net cash used in investing activities increased by $0.4 million.

For the three months ended December 31, 1997 compared to the three months ended December 31, 1996, the Company's net cash provided by financing activities increased to $26.3 million from $3.7 million. The increase in net cash provided by financing activities was principally due to funds received from the Company's public stock offering, (See Note 3).

Inflation

During the three months ended December 31, 1997, the cost of rental merchandise, lease rental expense and salaries and wages have increased modestly. These increases have not had a significant effect on the results of operations because the Company has been able to charge commensurably higher rental for its merchandise. This trend is expected to continue in the foreseeable future.

Other Matters

In March 1997, the FASB issued SFAS No. 128, "Earnings per Share", effective for periods ending after December 15, 1997. The Company, in recognition of requirements SFAS No. 128, has determined the impact of basic and diluted earnings per common share. Basic earnings per common share is computed using income available to common shareholders divided by the weighted average number of common shares outstanding. Diluted earnings per common share is computed using income available to common shareholders adjusted for anticipated interest savings, net of related taxes, for convertible subordinated notes and debentures and the weighted average number of shares outstanding is adjusted for the potential impact of options, warrants and convertible subordinated notes and debentures. Earnings per common share for the three month periods ending December 31, 1997 and 1996 has been calculated in accordance with SFAS No. 128.

In March 1997, the FASB also issued SFAS No. 129, "Disclosure of Information about Capital Structure" effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 129 which had no impact on the financial statements.

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





           Date             Jeffrey A. Conway
                            Vice President and Chief Financial Officer
                            (Principal Financial and Accounting Officer and Duly
                             Authorized Officer)

                                 RENT-WAY, INC.

                                   EXHIBIT 11


Computation of Earnings Per Common Share
                                                                                     For the three months ended
                                                                                          December 31,
                                                                                              (unaudited)

                                                                                     1997                1996
                                                                                     ----                ----
BASIC

Net income                                                                      $  2,034,667       $     680,374
Redeemable preferred stock net gain on redemption                                    --                  280,175
                                                                                ------------       -------------
Earnings applicable to common shares                                            $  2,034,667       $     960,549
                                                                                ============       =============

Weighted average number of common shares
    outstanding during the period                                                  8,535,945           6,593,876
                                                                                ============       =============

Basic earnings per common share:
    Income before extraordinary item                                            $      0.24        $        0.19
                                                                                ===========        =============
    Net income                                                                  $      0.24        $        0.15
                                                                                ===========        =============

DILUTED

Earnings applicable to common shares                                            $  2,034,667       $     960,549

Interest on convertible debt (net of tax benefit)                                    210,000              --
                                                                                ------------       -------------

Earnings applicable to diluted earnings per common share                        $  2,244,667       $     960,549
                                                                                ============       =============

Weighted average number of common shares used in
    calculating basic earnings per share                                           8,535,945           6,593,876

Add - incremental shares representing:

    Common  equivalent  shares  (determined  using the "treasury  stock" method)
    representing  shares  issuable upon exercise of stock options,  warrants and escrowed
    shares                                                                           758,398             432,451
    Shares issuable on conversion of convertible debentures                        1,495,890              --
                                                                                ------------        ------------

Weighted average number of shares used in
      calculation of fully diluted earnings per common share                      10,790,233           7,026,327
                                                                                ============        ============

Diluted earnings per common share:
    Income before extraordinary item                                            $      0.21         $       0.17
                                                                                ===========         ============
    Net income                                                                  $      0.21         $       0.14
                                                                                ===========         ============