Form 10-Q
period 1998-03-31
RENT WAY INC
filed 1998-04-15
CIK 893046

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q



           (Mark One)

          [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

          [    ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(D)
                     OF THE SECURITIES EXCHANGE ACT of 1934


                         Commission File Number 0-22026

                                 RENT-WAY, INC.
             (Exact name of registrant as specified in its charter)


                       Pennsylvania              25-1407782
State or other jurisdiction of incorporation)(I.R.S.Employer Identification No.)


                  3230 West Lake Road, Erie, Pennsylvania 16505
                    (Address of principal executive offices)

                                 (814) 836-0618
                         (Registrant's telephone number)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        X                 No


        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class              Outstanding as of March 31, 1998
                  Common Stock                  10,884,410

                                 RENT-WAY, INC.



                                                                                                          Page
Part I            Financial Information
                  Item 1.  Financial Statements:

                           Balance Sheets as of March 31, 1998 and
                           September 30, 1997                                                             3

                           Statements of Income, Three and Six Months
                           Ended March 31, 1998 and 1997                                                  4

                           Statements of Cash Flows, Six Months Ended
                           March 31,1998 and 1997                                                         5

                           Notes to Financial Statements                                                  6

                  Item 2.  Management's Discussion and Analysis
                           of Financial Condition and Results of Operations                              13

Part II           Other Information

                  Item 4.  Submission of Matters to Vote of Security Holders                             20

                  Item 6.  Exhibits and Reports on Form 8-K                                              21

                  Signatures




                                 RENT-WAY, INC.

                                 BALANCE SHEETS

                                                                                              For the period ended

                                                                                        March 31,              September 30,
                                                                                          1998                     1997
                                                                                    ---------------         -----------
                                                                                       (unaudited)

ASSETS

Cash                                                                               $        492,925         $       598,664
Prepaid expenses                                                                          4,154,663               1,452,265

Rental merchandise, net                                                                  67,946,234              35,132,316
Deferred income taxes                                                                       809,651               1,071,927
Property and equipment, net                                                              13,906,559               8,518,222
Goodwill, net                                                                           127,623,361              43,446,776
Deferred financing costs, net                                                             1,728,078               1,475,088
Non-compete and prepaid consulting fee, net                                               3,810,163               1,743,514
Other assets                                                                              4,011,308               2,849,166
                                                                                   ----------------         ---------------
        Total assets                                                               $    224,482,942         $    96,287,938
                                                                                   ================         ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                                   $      6,286,775         $     3,067,294
Other liabilities                                                                         5,771,777               3,411,605
Income taxes payable                                                                      1,042,681                 695,743
Debt                                                                                    110,855,569              48,156,426
                                                                                   ----------------         ---------------
        Total liabilities                                                               123,956,802              55,331,068

Contingencies (see note 7)                                                               -                          -

Shareholders' equity:
Preferred stock, without par value; 1,000,000 shares authorized;
     no shares issued and outstanding                                                    -                          -
Common stock, without par value; 20,000,000 shares
     authorized; 10,884,410 and 7,059,451 shares issued and
     outstanding, respectively                                                           87,208,347              32,759,595
Retained earnings                                                                        13,317,793               8,197,275
                                                                                   ----------------         ---------------
        Total shareholders' equity                                                      100,526,140              40,956,870
                                                                                   ----------------         ---------------
        Total liabilities and shareholders' equity                                 $    224,482,942         $    96,287,938
                                                                                   ================         ===============








                             The  accompanying  notes  are an  integral  part of these financial statements.



                                 RENT-WAY, INC.

                              STATEMENTS OF INCOME

                                                             For the three months ended                For the six months ended
                                                                      March 31,                               March 31,
                                                               1998               1997                  1998                1997
                                                               ----               ----                  ----                ----
                                                                     (unaudited)                              (unaudited)
Revenues:
Rental revenue                                          $   40,879,036    $   19,836,214        $   64,394,049      $   33,526,057

Other revenue                                                5,023,393         2,709,167             8,174,523           4,683,222
                                                        --------------    --------------        --------------      --------------
       Total revenues                                       45,902,429        22,545,381            72,568,572          38,209,279

Costs and operating expenses:
Depreciation and amortization:
    Rental merchandise                                      10,175,386         5,197,299            16,435,156           8,897,980

    Property and equipment                                     650,976           317,392             1,216,831             593,517

    Amortization of goodwill                                 1,060,622           467,830             1,651,424             774,042

Salaries and wages                                          11,377,246         5,667,057            18,353,234          10,036,027

Advertising                                                  2,438,799         1,130,224             3,667,083           1,953,598

Occupancy                                                    3,062,599         1,589,709             4,904,035           2,624,693

Other operating expenses                                    10,143,354         4,842,079            15,071,263           7,858,145
                                                        --------------    --------------        --------------      --------------
        Total costs and operating expenses                  38,908,982        19,211,590            61,299,026          32,738,002
                                                        --------------    --------------        --------------      --------------
        Operating income                                     6,993,447         3,333,791            11,269,546           5,471,277

Other income (expense):
Interest expense                                            (1,579,043)         (872,184)           (2,374,452)         (1,247,680)
Interest income                                                  -                   415               109,655                 920

Other income (expense), net                                       (642)          (21,724)               (8,826)            (23,795)
                                                        ---------------   ---------------       ---------------     ---------------

       Income before income taxes
        and extraordinary item                               5,413,762         2,440,298             8,995,923           4,200,722


Income tax expense                                           2,327,911         1,145,017             3,875,405           1,956,050
                                                        --------------    --------------        ---------------     --------------


        Income before extraordinary item                     3,085,851         1,295,281             5,120,518           2,244,672


Extraordinary item                                               -                  -                      -              (269,017)
                                                        --------------    --------------        --------------      --------------


Net income                                                   3,085,851         1,295,281             5,120,518           1,975,655

Net gain on redemption of preferred stock                        -                  -                     -                280,175
                                                        --------------    --------------        --------------      --------------


Earnings applicable to common shares                    $    3,085,851    $    1,295,281        $    5,120,518      $    2,255,830
                                                        ==============    ==============         =============      ==============


Earnings per common share (Note 2):
Basic earnings per share  (adjusted to give effect to the net gain on redemption of preferred stock):
     Income before extraordinary item                   $         0.29    $         0.20        $         0.53      $         0.38
                                                        ==============    ==============        ==============      ==============
     Net income                                         $         0.29    $         0.20        $         0.53      $         0.34
                                                        ==============    ==============        ==============      ==============

Diluted  earnings  per  share  (adjusted  to  give  effect  to the  net  gain on redemption of preferred stock):
     Income before extraordinary item                   $         0.26    $         0.18        $         0.47      $         0.35
                                                        ==============    ==============        ==============      ==============

     Net income                                         $         0.26    $         0.18        $         0.47      $         0.32
                                                        ==============    ==============        ==============      ==============

Weighted average common shares outstanding:
     Basic                                                  10,727,843         6,609,853             9,660,775           6,602,048
                                                        ==============    ==============        ==============      ==============

     Diluted                                                12,848,310         8,687,547            11,759,553           8,206,540
                                                        ==============    ==============        ==============      ==============

                        The  accompanying  notes are an  integral  part of these condensed financial statements.


                                 RENT-WAY, INC.

                            STATEMENTS OF CASH FLOWS


                                                                                            For the six months ended
                                                                                                    March 31,
                                                                                          1998                    1997
                                                                                       (unaudited)             (unaudited)

Operating activities:
Net income                                                                          $     5,120,518         $     1,975,655

Adjustments   to  reconcile  net  income  to  net  cash  provided  by  operating activities:
    Depreciation and amortization                                                        19,455,673              10,265,539

    Deferred income taxes                                                                   262,276                 (98,666)

    Extraordinary item                                                                         -                    269,017

Changes in assets and liabilities:
    Prepaid expenses                                                                     (2,297,426)               (405,896)

    Rental merchandise                                                                  (26,758,527)            (13,661,661)

    Non compete and prepaid consulting fees                                                (346,649)                 89,286

    Other assets                                                                           (129,359)               (155,507)

    Accounts payable                                                                      2,219,481                (360,578)

    Income taxes payable                                                                    346,938                 792,383

    Other current liabilities                                                               895,342                 557,102
                                                                                    ---------------         ---------------

                  Net cash used in operating activities                                  (1,231,733)               (733,326)


Investing activities:
    Purchase of businesses, net of cash acquired of $524,838  and
      $827,912 respectively                                                             (96,274,315)            (21,289,455)

    Purchases of property and equipment                                                  (3,741,122)             (1,614,140)
                                                                                    ----------------        ---------------

                  Net cash used in investing activities                                (100,015,437)            (22,903,595)


Financing activities:
    Proceeds from borrowings                                                             94,724,289              38,126,385

    Payments on borrowings including early extinguishment                               (40,626,358)            (10,447,199)
    Redeemable preferred stock dividend                                                        -                    (32,143)

    Redeemable preferred stock redemption                                                      -                   (840,525)

    Deferred finance costs                                                                 (405,252)             (1,356,158)

    Proceeds from common stock issuance                                                  47,448,752                 102,983
                                                                                    ---------------         ---------------

                  Net cash provided by financing activities                             101,141,431              25,553,343
                                                                                    ---------------         ---------------
                  Increase/(decrease) in cash                                              (105,739)              1,916,422

Cash at beginning of period                                                                 598,664                 179,425
                                                                                    ---------------         ---------------

Cash at end of period                                                               $       492,925         $     2,095,847
                                                                                    ===============         ===============


Supplemental  disclosures of cash flow information:  Cash paid during the period for:
       Interest                                                                     $     1,489,081         $       989,966

       Income taxes                                                                 $     3,266,492         $     1,163,368





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

      The Company utilizes derivative financial instruments to reduce its exposure resulting from fluctuations in interest rates. The derivative financial instruments in effect at March 31, 1998 consist of three interest rate swap agreements. The interest rate swap agreements are used by the Company to convert part of the Company's floating interest rate debt to a fixed interest rate. Interest rate expense under the swap agreements, and the amended facility (the "Facility") that they hedge, are recorded at the net effective interest rate of hedge transactions. The Company's practice is not to hold or issue derivative financial instruments for trading or speculative purposes.

      These financial statements and the notes thereto should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

2.    Earnings per Share:

      Basic earnings per common share is computed using income available to common shareholders divided by the weighted average number of common shares outstanding. Diluted earnings per common share is computed using income available to common shareholders adjusted for anticipated interest savings, net of related taxes, for convertible subordinated debentures and the weighted average number of shares outstanding is adjusted for the potential impact of options, warrants and convertible subordinated debentures. Earnings per common share for the three and six month periods ended March 31, 1997 has been restated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128.

                          Reconciliation of Numerators and Denominators of the Basic and Diluted EPS Computation

      Computation of Earnings per Share:                                For the three months ended        For the six months ended
      ---------------------------------
                                                                                 March 31,                        March 31,
                                                                                (unaudited)                     (unaudited)
                                                                          1998               1997          1998          1997
      BASIC

      Net income                                                     $   3,085,851      $  1,295,281   $ 5,120,518   $  1,975,655
      Redeemable preferred stock net gain on redemption                       -                -               -          280,175
                                                                     -------------      ------------   ------------  ------------

      Earnings applicable to common shares                           $   3,085,851      $  1,295,281   $ 5,120,518   $  2,255,830
                                                                     =============      ============   ===========   ============

      Weighted average number of common shares
         outstanding during the period                                  10,727,843         6,609,853      9,660,775     6,602,048
                                                                     =============      ============   ============     =========

      Basic earnings per common share:
         Income before extraordinary item                            $        0.29      $      0.20    $       0.53  $       0.38
                                                                     =============      ===========    ============  ============
         Net income                                                  $        0.29      $      0.20    $       0.53  $       0.34
                                                                     =============      ===========    ============  ============


                                 RENT-WAY, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

2.    Earnings per Share: (Continued)

      DILUTED

      Earnings applicable to common shares                               $   3,085,851      $  1,295,281   $ 5,120,518   $2,255,830

      Interest on convertible debt (net of tax benefit)                      210,000           245,000        425,000       350,000
                                                                        -------------      ------------   ------------  ------------

      Earnings applicable to diluted earnings per common share          $  3,295,851      $  1,540,281   $ 5,545,518   $  2,605,830
                                                                        =============      ============   ===========   ============

      Weighted average number of common shares used in
         calculating basic earnings per share                             10,727,843         6,609,853     9,660,775      6,602,048

      Add - incremental shares representing:

         Common equivalent shares (determined using the
         "treasury stock" method) representing shares issuable
         upon exercise of stock options and warrants                         624,577           442,693       602,888        439,993
         Shares issuable on conversion of 10% notes                            -               704,225          -           704,225
         Shares issuable on conversion of 7% debentures                    1,495,890           930,776     1,495,890        460,274
                                                                        -------------      ------------   -----------   ------------

      Weighted average number of shares used in
         calculation of diluted earnings per common share                 12,848,310         8,687,547    11,759,553      8,206,540
                                                                        =============        ==========   ===========   ============

      Diluted earnings per common share:
         Income before extraordinary item                              $        0.26      $      0.18    $       0.47  $       0.35
                                                                        =============      ===========    ============  ============
         Net income                                                    $        0.26      $      0.18    $       0.47  $       0.32
                                                                        =============      ===========    ============  ============


3.    Public Stock Offering:

      On December 2, 1997, the Company completed a public stock offering consisting of 2,500,000 shares of common stock offered by the Company and 87,250 shares of common stock offered by certain selling shareholders. In addition, on December 30, 1997, the underwriters exercised a 30 day option to purchase 388,088 shares of common stock to cover over-allotments. The shares were offered at a price of $17.25 per share. The Company received net proceeds (less underwriters discount and selling expenses) of $46,982,586 including the underwriters exercise of the over-allotment option. The Company used these proceeds to repay outstanding borrowings of $23,022,110 under the Company's credit agreement with a syndicate of banks led by National City Bank of Pennsylvania (see note 5) and to fund the asset purchase of South Carolina Rentals, Inc., Paradise Valley Holdings, Inc. and L & B Rents, Inc. ("ACE Rentals").

4.     Acquisitions:

       On February 5, 1998, the Company signed a definitive purchase agreement to acquire all the outstanding shares of Champion Rentals, Inc. ("Champion"). At the time of the acquisition, Champion operated a chain of 145 rental-purchase stores located in Alabama, Arkansas, Florida, Georgia, Kentucky, Louisiana, North Carolina, Ohio, South Carolina, Tennessee and Virginia with annual revenues of approximately $75.0 million. The consideration paid in exchange for all the outstanding shares of Champion was $69,650,000 in cash. Pursuant to terms of the purchase agreement $2,500,000 of the purchase price was placed in escrow subject to the terms of the escrow agreement to satisfy sellers' representations and warranties and any purchase price adjustments. The escrow agreement provides for the release of $1,500,000 pending the completion of an audit of Champion's financial statements and business records. The balance of $1,000,000 will be held for a one year period from the date of the closing. The acquisition was accounted for using the purchase method of accounting. Champion's assets and liabilities were recorded at their

                                 RENT-WAY, INC.

                                   (unaudited)

4.     Acquisitions: (Continued)

       estimated fair values at the time of the acquisition. The fair value of rental merchandise, property and equipment, intangible assets including non-compete agreements and customer lists, certain liabilities and the final purchase price will be determined based on the completion of the financial statement audit, valuation procedures and certain additional procedures. The estimated excess of the acquisition cost over the estimated fair value of the net assets acquired, ("goodwill") of $65,765,657 is being amortized on a straight line basis over thirty years. The total estimated costs of net assets acquired was $69,650,000 and consisted of assets of $88,169,758 less liabilities assumed of $17,449,848 and acquisition costs of $1,069,910. The acquisition of Champion was funded with borrowings drawn on the Company's existing senior credit facility with a syndicate of banks co-led by National City Bank of Pennsylvania and NationsBank, N.A. (see Note 5). The Statements of Income for both the three and six month periods ending March 31, 1998 include the result of operations of Champion since February 5, 1998.

       On January 7, 1998, the Company completed the asset purchase of South Carolina Rentals, Inc., Paradise Valley Holdings, Inc., and L & B Rents, Inc., (collectively, "ACE Rentals"), assuming effective control of the results of operations as of January 1, 1998. At the time of the acquisition, ACE Rentals operated a chain of fifty rental-purchase stores located in California and South Carolina with annual revenues of approximately $22.0 million. The consideration paid in exchange for the assets of ACE Rentals was $25,248,514 in cash and the assumption of liabilities of $477,851. Pursuant to the terms of the purchase agreement $750,000 of the purchase price was placed in escrow, subject to the terms and conditions of the escrow agreement to satisfy sellers' representations and warranties and any purchase price adjustments. The escrow agreement provides for release of the escrow pending the completion of an audit of ACE Rentals' financial statements and business records. The acquisition was accounted for using the purchase method of accounting. ACE Rentals' assets and certain liabilities were recorded at their estimated fair values at the time of the acquisition. The fair value of rental merchandise, property and equipment, intangible assets including non-compete agreements and customer lists, certain liabilities and the final purchase price will be determined based on the completion of the financial statement audit, valuation procedures and certain additional procedures. The estimated excess of the acquisition cost over the estimated fair value of the net assets acquired, ("goodwill") of $19,516,482 is being amortized on a straight line basis over thirty years. The total estimated costs of net assets acquired was $25,248,514 and consisted of assets of $26,411,482 less liabilities assumed of $477,851 and acquisition costs of $685,117. The acquisition of ACE Rentals was primarily funded with proceeds received in connection with the Company's public stock offering (see Note 3) with the balance being drawn on the Company's existing senior credit facility with a syndicate of banks, co-led by National City Bank of Pennsylvania and NationsBank, N.A. (see Note 5). The Statements of Income for both the three and six month periods ending March 31, 1998 include the results of operations of ACE Rentals since January 1, 1998.

       On January 24, 1997, the Company signed a definitive purchase agreement to acquire all the outstanding shares of Perry Electronics, Inc. d/b/a Rental King ("Rental King"). On February 6, 1997, the Company consummated the transaction and acquired all the outstanding shares of Rental King, assuming effective control of the results of operations as of February 1, 1997. At the time of acquisition, Rental King operated a chain of seventy rental-purchase stores in Colorado, Florida, Indiana, Kentucky, Michigan, Ohio and West Virginia with annual revenues of approximately $24.0 million. The consideration paid in exchange for all the outstanding shares of Rental King was $17,284,618 in cash. The acquisition was accounted for using the purchase method of accounting. Rental King's assets and liabilities were recorded at their fair market values as of the date of the acquisition. The excess of the acquisition cost over the fair value of the net assets acquired, ("goodwill") of $17,310,446 is being amortized on a straight line basis over twenty years. The total cost of the net assets acquired was $17,284,618 and consisted of assets of $25,288,162 less liabilities assumed of $6,337,325 and acquisition costs of $1,666,219. The acquisition of Rental King was primarily funded by the net proceeds received on a private placement of $20.0 million in subordinated convertible debentures. The balance of the cash paid on closing was drawn upon the Company's existing line of credit. Assets acquired (at fair market value) other than goodwill consist primarily of rental merchandise of $6,386,000, property and equipment of $744,615, other assets of $347,101 and non-compete agreements of $500,000. Liabilities assumed (at fair market value) consist primarily of trade payables of $488,561, accrued liabilities of $2,085,270, bank debt of $2,939,494 and notes payable of $824,000. The Statements of Income for the three and six months ended March 31, 1998 include the results of operations of Rental King for the entire period.

                                 RENT-WAY, INC.

                                   (unaudited)

4.     Acquisitions (Continued):

       On January 2, 1997, the Company acquired all the outstanding shares of Bill Coleman TV, Inc., ("Coleman"), a privately owned chain of fifteen rental-purchase stores operating in Michigan with annual revenues of approximately $7.5 million, in exchange for consideration consisting of $2,679,921 in cash and an option to purchase 25,000 shares of the Company's common stock at an exercise price of $8.875 per share with a fair market value of $107,500. The 25,000 stock options are 100% exercisable and expire five years from the date of the grant. The acquisition was accounted for using the purchase method of accounting. Coleman's assets and liabilities were recorded at their fair values as of the acquisition date. The excess of the acquisition cost over the fair value of the net assets acquired, ("goodwill") of $3,763,420 is being amortized on a straight line basis over twenty years. The total cost of the net assets acquired was $2,787,421 ($2,679,921 in cash and $107,500 in stock options) and consisted of assets of $7,696,513 less liabilities assumed of $4,548,836 and acquisition costs of $360,256. Assets acquired (at fair market value) other than goodwill, consisted primarily of rental merchandise of $2,401,000, property and equipment of $42,000, deferred tax assets of $787,487, a note receivable of $244,454, a non-compete agreement of $300,000 and other assets of $158,152. Liabilities assumed (at fair market value) consisted primarily of trade accounts payable of $1,838,190, debt of $2,474,155 and note payable of $236,491. The
       Statements of Income for the three and six months ended March 31, 1998 include the operations of Coleman for the entire period.

       In July and September 1997, the Company purchased the rental merchandise and rental-purchase contracts of seven rental-purchase stores located in Pennsylvania, Maryland, and Virginia, with combined annual revenues of approximately $4.3 million. The Company paid cash in exchange for the assets and each acquisition was recorded using the purchase method of accounting. The acquired assets were recorded at their estimated fair values at the date of acquisition. The excess of the acquisition cost over the estimated fair values of the assets acquired, ("goodwill") of $2,734,511 is being amortized on a straight line basis over twenty years. The total cost of the net assets acquired was $3,809,878 and consisted of assets of $3,965,126 less acquisition costs of $155,248. The Statements of Income for the three and six months ended March 31, 1998 include the operating results for these stores for the entire period.

       Following are pro forma results of operations for the six months ended March 31, 1998 and 1997 assuming the acquisitions of Champion and ACE Rentals had occurred on October 1, 1996. The results are not necessarily indicative of future operations or what would have occurred had the acquisitions been consummated as of October 1, 1997.

                                                                   Unaudited Pro Forma Operations
                                                                     Six months ended March 31,

                                                              1998                               1997
                                                          -------------                      -------------
       Revenues                                             $98,929,972                        $90,761,211

       Net income                                         $   7,419,729                      $   6,353,285
                                                          =============                      =============

       Diluted earnings per common share (adjusted to give effect to the net gain on redemption of preferred stock):
                                                          $       0.63                       $        0.55


                                 RENT-WAY, INC.

                                   (unaudited)

5.      Debt:

        On February 5, 1998,  the Company  amended its  existing  senior  credit facility  with a  syndicate  of  banks  led by  National  City  Bank  of
        Pennsylvania.   The   Facility,   co-led  by   National   City  Bank  of
        Pennsylvania,  acting  as  syndication  and  administrative  agent,  and
        NationsBank, N.A. as documentation agent, provides for loans and letters of credit up to $120.0 million.  The syndicate members and their ratable share of the Facility are as follows:

                  National City Bank of Pennsylvania                          15.0000%
                  NationsBank, N.A.                                           14.1670%
                  Harris Trust and Savings Bank                               14.1670%
                  LaSalle National Bank                                       14.1670%
                  Sun Trust Bank, Central Florida, National Association        7.0825%
                  Manufacturers and Traders Trust Company                     14.1670%
                  CoreStates Bank, N.A.                                        7.0825%
                  Star Bank, N.A.                                             14.1670%

        Of the $120.0 million available under the Facility, approximately $7.0 million was outstanding at the date of the amendment and approximately $81.0 million was used for the acquisition of Champion Rentals, Inc and the extinguishment of their existing debt (see Note 4). The Facility expires on February 5, 2001.

        Under the Facility, the Company may borrow funds under a base rate option plan or euro-rate option plan. Under the base rate option plan the Company may borrow funds based on a spread of prime-rate plus 0.0% to 0.5%. The actual spread is determined based on the ratio of debt to cash flow from operations during the period. Under the euro-rate option, the Company may borrow funds based on a spread of the London Interbank Offer Rate, ("LIBOR") plus 100 to 200 basis points. The actual spread is determined based on the ratio of debt to cash flow generated from operations during the period. Borrowings under the euro-rate option require the Company to select a fixed interest period during which the euro-rate is applicable with the borrowed amount not to be repaid prior to the last day of the selected interest period. In addition, borrowings tranche's under the euro-rate option must be in multiples of $250,000 and not less than $1,000,000 in total. Commitment fees associated with the Facility are equal to 0.125% for each banks' commitment which existed prior to this amendment and 0.25% for each banks' commitment starting with the date of this amendment. The Facility requires the Company to meet certain financial covenants and ratios including maximum leverage, minimum interest coverage and minimum tangible net worth ratios. In addition, the company must meet requirements regarding monthly, quarterly and annual financial reporting. The Facility also contains non-financial covenants which restrict actions of the Company with respect to the payment of dividends, acquisitions, mergers, disposition of assets or subsidiaries, issuance of capital stock and capital expenditures. The Company may at any time repay outstanding borrowings, in whole or part, without premium or penalty, except with respect to restrictions identified above in connection with the selection of the euro-rate option. As of March 31, 1998, the Company had $83.0 million of floating rate debt under the euro-rate option and $4.3 million of floating rate debt under the base rate option, with interest rates of 7.625% and 9.0% respectively. As of March 31, 1998, the Company was in compliance with all covenants contained in the Facility.

        On October 8, 1997, the Company exercised its right to convert $7.0 million in subordinated convertible notes, ("the Notes") held by Massachusetts Mutual Life Insurance Company. The Company was able to exercise this right when the market price of the Company's common stock remained above $16.50 per share for a twenty consecutive day period. The Notes converted into 704,223 shares of the Company's common stock, at a conversion price of $9.94 per share.

                                 RENT-WAY, INC.

                                   (unaudited)

6.      Derivative Financial Instrument:

       The Company uses derivative financial instruments to reduce the impact on interest expense of fluctuations in interest rates on the Facility. The Company does not enter into derivative financial instruments for trading or speculative purposes. As of March 31, 1998, the Company had in place three interest rate swaps, under which the Company agreed with counterparties to exchange, at quarterly intervals, the interest payments on the Company's variable pay rate of the three-month LIBOR on the Facility and the counterparties fixed pay rate for the notional amount of the interest rate swap agreements. The Company actively evaluates the creditworthiness of the financial institutions which are counterparties to interest rate swap agreements, and it does not appear that any counterparty will fail to meet their obligation. The following table illustrates the notional amounts outstanding, maturity dates and the pay and receive rates of each of the interest rate swap agreements at March 31, 1998:

                                         Notional       Maturity          Pay         Receive
                                          Amount         Date             Rate          Rate

       Interest rate swap,
           National City Bank          $30,000,000      May 2003         5.965%        5.625%

       Interest rate swap,
           NationsBanc                 $20,000,000      May 2003         5.760%        5.625%

        Interest rate swap,
           Manufacturers' and
           Traders Trust Company       $10,000,000      May 2003         5.925%        5.625%

       Interest expense is recognized based on the counterparties fixed interest and 100-200 basis points, as required by the Facility, for the notional amount of the interest rate swap agreements. Interest expense is recognized for borrowings in excess of the notional amount based on the terms of the Facility. The fair value of the interest rate swap agreements, based on settlement cost as estimated by a dealer, are not reflected in the financial statements since they are effectively used as hedging instruments. The following table summarizes the notional amount, carrying amount and fair values of the interest rate swap agreements as of March 31, 1998:

       Notional                                    Carrying
       Amount                                      Fair Value                 Amount

       Interest rate swap,
           National City Bank                       $30,000,000             ($110,840)       ($ 9,917)

       Interest rate swap,
           NationsBanc                              $20,000,000             ($ 48,665)       ($ 2,750)

       Interest rate swap,
           Manufacturers' and
           Traders Trust Company                    $10,000,000             ($ 14,400)       ($12,667)

  7.     Contingencies:

        The Company is subject to legal proceedings and claims in the ordinary course of its business that have not been finally adjudicated. Certain of these cases have resulted in contingent liabilities ranging from $600,000 to $2,250,000. The majority of such claims are, in the opinion of management, covered by insurance policies and therefore should not have a material effect on the results of operations or financial position of the Company.

                                 RENT-WAY, INC.

                                   (unaudited)

  7.   Contingencies: (Continued)

       Additional claims exist in the range of $1,200,000 to $1,750,000 for which management believes it has meritorious defenses but for which the likelihood of an unfavorable outcome is currently not determinable. In management's opinion, each of these claims will either be indemnified by the previous shareholders of prior acquisitions or covered by insurance policies and therefore will not have a material effect on the results of operations or financial condition of the Company.

  8.   New Accounting Standard:

       In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 132 will have no impact on the Company's financial statements.

  9.   Subsequent Event:

       On March 23, 1998,the Company signed an agreement to purchase land and a building to be used as a new corporate headquarters. The purchase price was $3,650,000, with $1,650,000 of the purchase price being deferred, interest free, for a one year period from the date of this agreement. The closing of the purchase is subject to normal due diligence and other contingent items.

                                 RENT-WAY, INC.

       ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

       General

       During the three month period ended March 31, 1998, the Company generated record revenues, operating income, and net income. The Company's total revenues increased by 103.6% compared to the same three month period last year. Operating income and net income increased by 109.8% and 138.2%, respectively, when compared to the same three month period last year. The increase in revenue, operating income and net income are primarily due to acquisitions made during fiscal 1998, improved same store operating profits, and a reduction in certain expenses as a percentage of revenue resulting from economies of scale. In addition, the Company experienced an 8% increase in same store revenue compared to the same period last year.

       On March 23, 1998, the Company signed a contract to purchase a new building to be used as a corporate headquarters. The total purchase price of the building was $3,650,000 with $1,650,000 of the purchase price deferred, without interest charges, for one year. The closing of the purchase is subject to normal due diligence and other contingent items.

       On February 5, 1998, the company amended its existing senior credit facility with a syndicate of banks led by National City Bank of Pennsylvania. The amended facility (the "Facility"), co-led by National City Bank of Pennsylvania, acting as syndication and administrative agent, and NationsBank, N.A. as documentation agent, provides for loans and letters of credit up to $120.0 million.

       On February 5, 1998, the Company completed the acquisition of Champion Rentals, Inc. ("Champion"), a privately-owned rental purchase chain with 145 locations in the southeast United States. The Company paid approximately $69.7 million in cash plus the assumption of $17.4 million in liabilities. Pursuant to the terms of the purchase agreement, $2.5 million of the purchase price was placed in an escrow account as a source of payment for seller's breaches of representations and warranties and final purchase price adjustments. The acquisition of Champion was funded with borrowings drawn on the Company's existing senior credit facility (see note 5). The Champion acquisition substantially increases market penetration in several of the Company's established areas of operation, while opening the door to new markets such as Alabama, Arkansas, Georgia, Louisiana, North Carolina and Tennessee. Of Champion Rentals' 145 stores, 25 were opened in 1997.

       On January 7, 1998, the Company signed an asset purchase agreement and acquired Ace TV Rentals, ("ACE"), a privately-owned 50 store rental-purchase chain with locations in South Carolina and California. The Company paid approximately $25.2 million in cash plus the assumption of certain liabilities, with $750,000 placed in an escrow account as a source of payment for seller's breaches of representations and warranties and final purchase price adjustments. ACE, with annualized revenues of approximately $22 million, operates 46 stores in South Carolina and four stores in California, two new markets for the Company.

       On December 2, 1997, the Company completed a public offering consisting of 2,500,000 shares of common stock offered by the Company and 87,250 shares of common stock offered by certain selling shareholders. In addition, on December 30, 1997, the underwriters exercised a 30 day option to purchase 388,088 shares of common stock to cover over-allotments. The shares were offered at a price of $17.25 per share. The Company received net proceeds (less underwriters discount and selling expenses) of $46,982,586 including the underwriters exercise of the over-allotment option. The Company used these proceeds to repay outstanding borrowings of $23.0 million under the Company's credit agreement with a syndicate of banks led by National City Bank of Pennsylvania (See Note 5). The remaining proceeds have been invested in short-term commercial paper and repurchase agreements.

       On October 8, 1997, the Company exercised its option to convert $7,000,000 in subordinated convertible notes, ("the Notes") held by Massachusetts Mutual Life Insurance Company. The Company was able to exercise this option when the market price of the Company's common stock remained above $16.50 per share for a twenty consecutive date period. The Notes converted into 704,223 shares of the Company's common stock, at a conversion price of $9.94 per share.

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

                                                          Three Months Ended                           Six Months Ended
                                                               March 31                                    March 31
                                                         1998             1997                       1998             1997
                                                         ----             ----                       ----             ----
       Revenues:
         Rental revenue                                   89.1%            88.0%                      88.7           %     87.7
       %
         Other revenue                                    10.9             12.0                       11.3                 12.3
                                                         ------           ------                     ------               ------
         Total revenues                                  100.0%           100.0%                     100.0%               100.0%
       Costs and operating expenses:
         Depreciation and amortization:
         Rental merchandise                               22.2             23.1                       22.6                 23.3
         Property and equipment                            1.4              1.4                        1.6                  1.5
         Amortization of goodwill                          2.3              2.1                        2.3                  2.0
                                                         ------           ------                     ------               ------
              Total depreciation and amortization         25.9             26.6                       26.5                 26.8

       Salaries and wages                                 24.8             25.1                       25.3                 26.3
       Advertising                                         5.3              5.0                        5.1                  5.1
       Occupancy                                           6.7              7.1                        6.8                  6.9
       Other operating expenses                           22.1             21.4                       20.8                 20.6
                                                         ------           ------                     ------               ------
         Total costs and operating expenses               84.8             85.2                       84.5                 85.7
                                                         ------           ------                     ------               ------
       Operating income                                   15.2             14.8                       15.5                 14.3

       Interest expense                                   (3.4)            (3.9)                      (3.3)                (3.3)
       Other income                                         -              (0.1)                       0.2                 -
                                                         ------            ------                     ------              ------

       Income before income taxes and
          extraordinary item                              11.8             10.8                       12.4                 11.0

       Income tax expense                                  5.1              5.1                        5.3                  5.1
                                                         ------           ------                     ------                ------
       Income before extraordinary item                    6.7              5.7                        7.1                  5.9
       Extraordinary item                                  -                -                          -                   (0.7)
                                                       -------            ------                     ------                ------

       Net income                                          6.7%             5.7%                       7.1%                 5.2
                                                       -------            ------                     ------                ------
       %

       Gain on redemption of preferred stock               -                -                          -                    0.7
                                                       -------            ------                     ------                ------

       Earnings applicable to common shares                6.7%             5.7%                       7.1%                 5.9%
                                                       =======            ======                     ======                ======

       Comparison of Three Months Ended March 31, 1998 and 1997

       For the three months ended March 31, 1998 compared to the three months ended March 31, 1997, total revenues increased by $23.4 million (103.6%) to $45.9 million from $22.5 million. The increase was principally due to increased same store revenues and the inclusion of the results for the stores acquired during fiscal 1998. The stores acquired in the Champion acquisition accounted for $12.3 million (52.6%) of the increase, the stores acquired in the ACE acquisition accounted for $5.6 million (23.9%) of the increase, the stores acquired in the Rental King

                                 RENT-WAY, INC.

       ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS, (Continued)

       Comparison of Three Months Ended March 31, 1998 and 1997 (Continued)

       acquisition accounted for $2.8 million (12.0%) of the increase, the stores acquired in other fiscal 1997 acquisitions accounted for $1.3 million (5.5%) of the increase, and the Company's same stores accounted for $1.4 million (6.0%) of the increase. Other revenue increased by $2.3 million (85.4%) to $5.0 million from $2.7 million principally due to stores acquired in 1997.

       For the three months ended March 31, 1998 compared to the three months ended March 31, 1997, total costs and operating expenses increased to $38.9 million from $19.2 million primarily as a result of the costs and operating expenses associated with stores acquired in fiscal 1997 and 1998, but decreased to 84.8% from 85.2% of total revenue. This decrease of 0.4% resulted primarily from a 0.7% decrease in depreciation and amortization as a percentage of total revenues a 0.3% decrease in salaries and wages as a percentage of total revenues, and a 0.4% decrease in occupancy expense as a percentage of total revenues offset by a 0.7% increase in other operating expenses and a 0.3% increase in advertising. Depreciation expense related to rental merchandise increased by $5.0 million to $10.2 million from $5.2 million, but decreased 0.9% as a percentage of total revenues due to increases in weekly rental rates, lower purchase costs of rental merchandise due to increased volume, and improvements in the realization of potential collectible rental revenue. Amortization of goodwill increased by $0.6 million primarily because of the increase in goodwill related to the stores acquired in fiscal 1997 and 1998. Amortization of goodwill was 2.3% and 2.1% of total revenues for the three months ended March 31, 1998 and 1997, respectively. Salaries and wages increased to $11.4 million from $5.7 million, but decreased 0.3% as a percentage of total revenues to 24.8% from 25.1%. The $5.7 million increase is principally due to the addition of 198 new locations and an overall strengthening of corporate personnel. Advertising expense increased $1.3 million or 0.3% as a percentage of total revenues to $2.4 million from $1.1 million principally due to the addition of the stores acquired in fiscal 1997 and 1998. Occupancy expense increased to $3.1 million from $1.6 million, but decreased 0.4% as a percentage of total revenues to 6.7% from 7.1%. The $1.5 million increase is primarily due to the addition of the stores acquired in fiscal 1997 and 1998. Other operating expenses increased by $5.3 million to $10.1 million from $4.8 million, or 0.7% as a percentage of total revenues mainly due to the addition of the stores acquired in fiscal 1997 and 1998.

       For the three months ended March 31, 1998 compared to the three months ended March 31, 1997, operating income increased by $3.7 million (109.8%) to $7.0 million from $3.3 million, and increased to 15.2% from 14.8% of total revenues. The improvement in operating income was principally due to the stores acquired in 1997 and 1998 and the factors discussed above.

       For the three months ended March 31, 1998 compared to the three months ended March 31, 1997, interest expense increased $0.7 million to $1.6 million from $0.9 million due to an increase in debt of $90.8 million from $20.1 million to $110.9 million. This increase is principally the result of the purchase of Champion on February 5, 1998 and the extinguishment of its existing debt with $81.0 million in funds drawn on the Company's senior credit facility.

       For the three months ended March 31, 1998 compared to the three months ended March 31, 1997, income tax expense increased to $2.3 million from $1.1 million because the Company generated greater taxable income. The Company's income tax rate of 43.0% is higher than the statutory tax rates because amortization expense related to goodwill incurred in connection with certain acquisitions is not deductible for purposes of computing income tax.

       For the three months ended March 31, 1998 compared to the three months ended March 31, 1997, net income increased by $1.8 million (138.2%) to $3.1 million from $1.3 million. The increase was due to the factors discussed above.

                                 RENT-WAY, INC.

       ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS, (Continued)

       Comparison of Six Months Ended March 31, 1998 and 1997

       For the six months ended March 31, 1997 compared to the six months ended March 31, 1996, total revenues increased by $34.4 million (89.9%) to $72.6 million from $38.2 million. The increase was principally due to increased same store revenues and the inclusion of the stores acquired in fiscal 1997 acquisitions, the ACE acquisition, and the Champion acquisition. Stores acquired in fiscal 1997 accounted for $14.8 million (43.0%) of the increase, stores acquired in the ACE acquisition accounted for $5.6 million (16.3%) of the increase, stores acquired in the Champion acquisition accounted for $12.3 million (35.8%) of the increase and the Company's same stores accounted for $1.7 million (4.9%) of the increase. Other revenue increased $3.5 million (74.5%) to $8.2 million from $4.7 million principally due to stores acquired in 1997 and 1998.

       For the six months ended March 31, 1998 compared to the six months ended March 31, 1997, total costs and operating expenses increased to $61.3 million from $32.7 million primarily as a result of the costs and operating expenses associated with stores acquired in 1997 and 1998, but decreased to 84.5% from 85.7% of total revenues. This decrease of 1.2% resulted primarily from a 0.3% decrease in depreciation and amortization as a percentage of total revenues, a 1.0% decrease in salaries and wages as a percentage of total revenues, and a 0.1% decrease in occupancy expense as a percentage of total revenues. Depreciation expense related to rental merchandise increased by $7.5 million to $16.4 million from $8.9 million, but decreased by 0.7% as a percentage of total revenues primarily due to increases in weekly rental rates, lower purchase costs of rental merchandise due to increasing volume, and improvements in the realization of potential collectible rental revenue. Amortization of goodwill increased by $0.9 million primarily because of the increase in goodwill related to stores acquired in 1997 and 1998. Salaries and wages increased to $18.4 million from $10.0 million, but decreased 1.0% as a percentage of total revenues to 25.3% from 26.3%. The $8.4 million increase is principally due to the addition of 198 new locations, up grades in the regional manager position, and an overall strengthening of corporate personnel. Advertising expense increased $1.7 million to $3.7 million from $2.0 million principally due to the addition of the stores acquired in 1997 and 1998. Advertising expense as a percentage of total revenues remained constant at 5.1%. Occupancy expense increased $2.3 million to $4.9 million from $2.6 million mainly due to the addition of the stores acquired in 1997 and 1998. Other operating expenses increased $7.2 million to $15.1 million from $7.9 million, or 0.2% as a percentage of total revenues principally due to the addition of the stores acquired in 1997 and 1998.

       For the six months ended March 31, 1998 compared to the six months ended March 31, 1997, operating income increased by $5.8 million (106.0%) to $11.3 million from $5.5 million, and increased to 15.5% from 14.3% of total revenues. The improvement in operating income was principally due to the stores acquired in 1997 and 1998 and the factors discussed above.

       For the six months ended March 31, 1998 compared to the six months ended 1997, interest expense increased by $1.2 million to $2.4 million from $1.2 million due to an increase in debt of $62.7 million from $48.2 million to $110.9 million. This increase is the result of the purchase of Champion on February 5, 1998 and the extinguishment of its existing debt with $81.0 million in funds drawn on the Company's senior credit facility.

       For the six months ended March 31, 1998 compared to the six months ended March 31, 1997, income tax expense increased to $3.9 million from $2.0 million because the Company generated greater taxable income. The Company is accruing income tax expense based on an effective tax rate of 43.0%, which is higher than the statutory tax rates, because amortization expense related to goodwill incurred in connection with its acquisitions is not deductible for purposes of computing income tax.

       For the six months ended March 31, 1998 compared to the six months ended March 31, 1997, net income increased by $3.1 million (159.2%) to $5.1 million from $2.0 million. The increase was due to the factors discussed above.

                                 RENT-WAY, INC.

       ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                    AND RESULTS OF OPERATIONS, (Continued)

       Liquidity and Capital Resources

       On February 5, 1998, the company amended its existing senior credit facility with a syndicate of banks led by National City Bank of Pennsylvania. The amended facility (the "Facility"), co-led by National City Bank of Pennsylvania, acting as syndication and administrative agent, and NationsBank, N.A. as documentation agent, provides for loans and letters of credit up to $120.0 million.

       Of the $120.0 million available under the Facility, approximately $7.0 million was outstanding at the date of the amendment and approximately $81.0 million was used for the acquisition of Champion and the extinguishment of its existing debt (see Note 4). The Facility expires on February 5, 2001.

       On October 8, 1997, the Company exercised its right to convert $7,000,000 in subordinated convertible notes, ("the Notes") held by Massachusetts Mutual Life Insurance Company. The indebture allowed the Company to force conversion when the market price of the Company's common stock exceeded $16.50 per share for a twenty consecutive day period. The Notes converted into 704,223 shares of the Company's common stock, at a conversion price of $9.94 per share.

       On December 2, 1997, the Company completed a public offering of 2,587,250 shares of Common Stock. Of the 2,587,250 shares of Common Stock offered, 2,500,000 shares were offered by the Company and 87,250 were offered by certain selling shareholders. The Company also granted the underwriters an option to purchase an additional 388,088 shares of Common Stock to cover over-allotments. On December 30, 1997, the Underwriters exercised this option. The shares were offered at a price of $17.25 per share. The Company received net proceeds (less underwriters discount and selling expenses) of $46,982,586 including the underwriters exercise of the over-allotment option. The Company used these proceeds to repay outstanding borrowings of $23.0 million under the Company's credit agreement with a syndicate of banks led by National City Bank of Pennsylvania (see note 5).

       For the six months ended March 31, 1998 compared to the six months ended March 31, 1997, the Company's net cash used in operating activities increased to $1.2 million from $0.7 million. This increase was principally due to a $13.1 million increase in rental merchandise purchases, a $1.9 million increase in prepaid expenses and a $0.4 million increase in prepaid consulting fees offset by a $9.2 million increase in non-cash amortization and depreciation, a $2.6 million increase in accounts payable and a $3.1 million increase in net income. These increases in resulted primarily from the stores acquired in 1998.

       For the six months ended March 31, 1998 compared to the six months ended March 31, 1997, the Company's net cash used in investing activities increased by $77.1 million. This increase is primarily due to the acquisitions of Champion Rentals and ACE Rentals.

       For the six months ended March 31, 1998, compared to the six months ended March 31, 1997, the Company's net cash provided by financing activities increased to $101.1 million from $25.6 million. The increase in net cash provided by financing activities was principally due to funds received from the Company's public stock offering and funds drawn on the Company's line of credit in conjunction with the Champion acquisition, (see note
       3).

       Quantitative and Qualitative Disclosures About Market Risk

       The Company's major market risk exposure is primarily due to possible fluctuations in interest rates. The Company's policy is to manage interest rate risk by utilizing interest rate swap agreements to convert a portion of the floating interest rate debt to fixed interest rates. The company does not enter into derivative financial instruments for trading or speculative purposes. The interest rate swap agreements are entered into with major financial institutions thereby minimizing the risk of credit loss.

                                 RENT-WAY, INC.

       ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS, (Continued)

       Quantitative and Qualitative Disclosures About Market Risk (Continued)

       The following table presents information about the Company's market sensitive financial instruments. The table illustrates the principle and notional amounts, as well as the date of maturity, actual and weighted average pay and receive rates for all significant financial and derivative financial instruments in effect as of March 31, 1998:

       Expected Maturity Dates
       (dollars in millions):                               1998        1999       2001        2002        2003         Thereafter
       --------------------------                           ----        ----       ----        ----        ----         ----------

       Debt:
          Existing credit facility
          Base rate option                                                         $4.3
          -     Actual floating rate, receive rate                                 9.0%
          Euro-rate option                                                         $83.0
          -     Actual floating rate, receive rate                                 5.625%
          Convertible Subordinated
               Debentures                                                                                                  $20.0
          -     Actual fixed interest rate                                                                                 7.0%

          Interest rate swap agreements:
          National City Bank, notional amount                                                               $30.0
          -     Actual fixed interest rate, pay rate                                                       5.965%
          NationsBank, notional amount                                                                      $20.0
          -     Actual fixed interest rate, pay rate                                                       5.760%
          Manufacturers and Traders Trust,                                                                  $10.0
               notional amount
               Actual fixed interest rate, payrate                                                         5.925%


       Inflation

       During the three months ended March 31, 1998, the cost of rental merchandise, lease rental expense and salaries and wages have increased modestly. These increases have not had a significant effect on the results of operations because the Company has been able to charge commensurably higher rental for its merchandise. This trend is expected to continue in the foreseeable future.

       Other Matters

       In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 132 will have no impact on the Company's financial statements.


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

       Cautionary Statement (Continued)

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

                                 RENT-WAY, INC.

                            PART II OTHER INFORMATION

       ITEM 4.    Submission of Matters to Vote of Security Holders

       The Annual Meeting of Shareholders of the Company was held on March 11, 1998 at the of the Bel Aire Hotel, 2800 West Eighth Street, Erie, Pennsylvania at 10:00 a.m. All proposals as described in the Company's Proxy Statement dated February 11, 1998 were approved. Below are details of the matters voted on at the meeting:

       Proposal 1 - Election of Directors

       Elections  were held for two (2) Class III directors to serve until the 2001 Annual Meeting of  Shareholders.  The results of the votes are as follows:


                                       Votes
       Name                            Class      Votes For   Withheld           Abstain         Against           Non-Vote
       ----                            -----      ---------   --------           -------         -------           --------

       William E. Morgenstern           III        8,145,375   165,705             0                0               2,481,796

       Vincent A. Carrino               III        8,146,295   164,785             0                0               2,481,796


       Proposal 2 - Amendment to the Company's 1995 Stock Option Plan

       The amendment to the 1995 Stock Option Plan calls for an increase in the maximum number of shares of common stock of the Company that may be optioned or purchased under the Plan from 400,000 to 2,000,000 shares. The result of the vote on the adoption of the amendment to the 1995 Stock Option Plan was 5,156,276 for, 1,861,313 against, 24,099 abstentions, and 3,751,188 non-votes.

                                 RENT-WAY, INC.


       ITEM 6.  Exhibits and Reports on Form 8-K


       a.  Exhibits

           The Exhibits filed as part of this report are listed below.

              Exhibit No.                                  Description
                 11                           Computation of Net Income per Common Share
                 27                            Financial data schedule

       b   Reports on Form 8-K

           (1)    January 8, 1998            Reporting Letter of Intent to acquire Champion Rentals, Inc.
           (2)    January 20, 1998           Reporting consummation of ACE Rentals acquisition
           (3)    February 19, 1998          Reporting consummation of Champion Rentals, Inc. acquisition
           (4)    March 23, 1998             Reporting audited historical financial statements and pro forma financial statements on the ACE Rentals acquisition


                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date                           /s/ Jeffrey A. Conway
                              ----------------------------
                              Jeffrey A. Conway
                              Vice President and Chief Financial Officer

                    (Principal Financial and Accounting Officer and Duly
                     Authorized Officer)



                                 RENT-WAY, INC.

                                   EXHIBIT 11


Computation of Earnings per Share:                                       For the three months ended        For the six months ended
---------------------------------
                                                                                    March 31,                      March 31,
                                                                                    (unaudited)                  (unaudited)
                                                                            1998             1997            1998         1997
BASIC

Net income                                                            $   3,085,851      $  1,295,281   $ 5,120,518   $  1,975,655
Redeemable preferred stock net gain on redemption                              -                -               -          280,175
                                                                      -------------      ------------   ------------  ------------

Earnings applicable to common shares                                  $   3,085,851      $  1,295,281   $ 5,120,518   $  2,255,830
                                                                      =============      ============   ===========   ============

Weighted average number of common shares
    outstanding during the period                                        10,727,843         6,609,853      9,660,775     6,602,048
                                                                      =============      ============   ============     =========

Basic earnings per common share:
    Income before extraordinary item                                  $        0.29      $      0.20    $       0.53  $       0.38
                                                                      =============      ===========    ============  ============
    Net income                                                        $        0.29      $      0.20    $       0.53  $       0.34
                                                                      =============      ===========    ============  ============

DILUTED

Earnings applicable to common shares                                  $   3,085,851      $  1,295,281    $ 5,120,518   $ 2,255,830

Interest on convertible debt (net of tax benefit)                           210,000           245,000        425,000       350,000
                                                                      -------------      ------------   ------------  ------------

Earnings applicable to diluted earnings per common share              $   3,295,851      $  1,540,281    $ 5,545,518   $ 2,605,830
                                                                      =============      ============   ============   ============

Weighted average number of common shares used in
    calculating basic earnings per share                                 10,727,843         6,609,853     9,660,775      6,602,048

Add - incremental shares representing:

    Common equivalent shares (determined using the
    "treasury stock" method) representing shares issuable
    upon exercise of stock options and warrants                             624,577           442,693       602,888        439,993
    Shares issuable on conversion of 10% notes                                -               704,225          -           704,225
    Shares issuable on conversion of 7% debentures                        1,495,890           930,776     1,495,890        460,274
                                                                      -------------      ------------   -----------   ------------

Weighted average number of shares used in
    calculation of diluted earnings per common share                     12,848,310         8,687,547    11,759,553      8,206,540
                                                                      =============        ==========   ===========   ============

Diluted earnings per common share:
    Income before extraordinary item                                  $        0.26      $      0.18    $       0.47  $       0.35
                                                                      =============      ===========    ============  ============
    Net income                                                        $        0.26      $      0.18    $       0.47  $       0.32
                                                                      =============      ===========    ============  ============
