Form 10-Q
period 1998-06-30
RENT WAY INC
filed 1998-07-15
CIK 893046

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            ------------------------
                                   FORM 10-Q
                            ------------------------

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                         Commission file number 0-22026

                                 RENT-WAY, INC.
             (Exact name of registrant as specified in its charter)

                                  PENNSYLVANIA
                 (State or other jurisdiction of incorporation)
                                   25-1407782
                      (I.R.S. Employer Identification No.)

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

                               Yes  X      No __

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                     Class
             ------------------------------------------------------
                                  Common Stock
                        Outstanding as of June 30, 1998
             ------------------------------------------------------

                                   10,954,037

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 RENT-WAY, INC.

                                                              PAGE
                                                              ----
PART I--FINANCIAL INFORMATION
Item 1. Financial Statements:
     Balance Sheets as of June 30, 1998 and September 30,
      1997..................................................    3
     Statements of Income, Three and Nine Months Ended June
      30, 1998 and 1997.....................................    4
     Statements of Cash Flows, Nine Months Ended June 30,
      1998 and 1997.........................................    5
     Notes to Financial Statements..........................    6
Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................   13
PART II--OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K....................   20
Signatures..................................................   21

                                 RENT-WAY, INC.

                                 BALANCE SHEETS

                                                                JUNE 30,      SEPTEMBER 30,
                                                                  1998            1997
                                                              ------------    -------------
                                                              (UNAUDITED)
ASSETS
Cash........................................................  $  2,861,254     $   598,664
Prepaid expenses............................................     3,798,926       1,452,265
Rental merchandise, net.....................................    73,690,576      35,132,316
Deferred income taxes.......................................       461,862       1,071,927
Property and equipment, net.................................    17,339,920       8,518,222
Goodwill, net...............................................   130,149,662      43,446,776
Deferred financing costs, net...............................     1,677,439       1,475,088
Non-compete and prepaid consulting fee, net.................     3,525,304       1,743,514
Other assets................................................     4,149,771       2,849,166
                                                              ------------     -----------
     Total assets...........................................  $237,654,714     $96,287,938
                                                              ============     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable............................................  $  5,541,215     $ 3,067,294
Other liabilities...........................................     7,899,952       3,411,605
Income taxes payable........................................     3,392,238         695,743
Debt........................................................   116,003,950      48,156,426
                                                              ------------     -----------
     Total liabilities......................................   132,837,355      55,331,068
Contingencies (see note 8)..................................            --              --
Shareholders' equity:
Preferred stock, without par value; 1,000,000 shares
  authorized; no shares issued and outstanding..............            --              --
Common stock, without par value; 20,000,000 shares
  authorized; 10,954,037 and 7,059,451 shares issued and
  outstanding, respectively.................................    87,862,653      32,759,595
Retained earnings...........................................    16,954,706       8,197,275
                                                              ------------     -----------
     Total shareholders' equity.............................   104,817,359      40,956,870
                                                              ------------     -----------
     Total liabilities and shareholders' equity.............  $237,654,714     $96,287,938
                                                              ============     ===========

   The accompanying notes are an integral part of these financial statements.

                                 RENT-WAY, INC.

                              STATEMENTS OF INCOME

                                         FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                                  JUNE 30,                       JUNE 30,
                                         ---------------------------    --------------------------
                                             1998           1997            1998          1997
                                             ----           ----            ----          ----
                                                 (UNAUDITED)                   (UNAUDITED)
REVENUES:
Rental revenue.........................  $46,928,610    $21,814,622     $111,322,659   $55,340,679
Other revenue..........................    5,562,846      3,153,583       13,737,369     7,994,246
                                         -----------    -----------     ------------   -----------
     Total revenues....................   52,491,456     24,968,205      125,060,028    63,334,925
COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
  Rental merchandise...................   11,096,131      5,735,820       27,531,287    14,633,800
  Property and equipment...............      744,669        432,403        1,961,500     1,025,920
  Amortization of goodwill.............    1,318,916        564,374        2,970,340     1,338,416
Salaries and wages.....................   12,992,825      6,177,887       31,346,059    16,213,914
Advertising............................    2,516,195        925,963        6,183,278     2,879,561
Occupancy..............................    3,475,945      1,702,910        8,379,980     4,327,603
Other operating expenses...............   11,943,420      5,297,933       27,014,683    13,313,519
                                         -----------    -----------     ------------   -----------
     Total costs and operating
       expenses........................   44,088,101     20,837,290      105,387,127    53,732,733
                                         -----------    -----------     ------------   -----------
     Operating income..................    8,403,355      4,130,915       19,672,901     9,602,192
OTHER INCOME (EXPENSE):
Interest expense.......................   (1,971,553)    (1,064,062)      (4,346,005)   (2,311,742)
Interest income........................           --             --          109,655           920
Other income (expense), net............      (51,253)       (38,903)         (60,079)      (62,698)
                                         -----------    -----------     ------------   -----------
       Income before income taxes and
          extraordinary item...........    6,380,549      3,027,950       15,376,472     7,228,672
Income tax expense.....................    2,743,636      1,422,144        6,619,041     3,378,194
                                         -----------    -----------     ------------   -----------
       Income before extraordinary
          item.........................    3,636,913      1,605,806        8,757,431     3,850,478
Extraordinary item.....................           --             --               --      (269,017)
                                         -----------    -----------     ------------   -----------
Net income.............................    3,636,913      1,605,806        8,757,431     3,581,461
Net gain on redemption of preferred
  stock................................           --             --               --       280,175
                                         -----------    -----------     ------------   -----------
Earnings applicable to common shares...  $ 3,636,913    $ 1,605,806     $  8,757,431   $ 3,861,636
                                         ===========    ===========     ============   ===========
EARNINGS PER COMMON SHARE (SEE NOTE 2):
Basic earnings per common share
  (adjusted to give effect to the net
  gain on redemption of preferred
  stock):
     Income before extraordinary
       item............................  $      0.34    $      0.24     $       0.87   $      0.62
                                         ===========    ===========     ============   ===========
     Net income........................  $      0.34    $      0.24     $       0.87   $      0.58
                                         ===========    ===========     ============   ===========
Diluted earnings per common share
  (adjusted to give effect to the net
  gain on redemption of preferred
  stock):
     Income before extraordinary
       item............................  $      0.30    $      0.20     $       0.77   $      0.56
                                         ===========    ===========     ============   ===========
     Net income........................  $      0.30    $      0.20     $       0.77   $      0.53
                                         ===========    ===========     ============   ===========
Weighted average common shares
  outstanding:
     Basic.............................   10,700,594      6,659,569       10,081,477     6,621,180
                                         ===========    ===========     ============   ===========
     Diluted...........................   12,964,863      9,434,819       12,225,712     8,603,817
                                         ===========    ===========     ============   ===========

   The accompanying notes are an integral part of these financial statements.

                                 RENT-WAY, INC.

                            STATEMENTS OF CASH FLOWS

                                                                FOR THE NINE MONTHS ENDED
                                                                        JUNE 30,
                                                              -----------------------------
                                                                  1998             1997
                                                                  ----             ----
                                                               (UNAUDITED)     (UNAUDITED)
OPERATING ACTIVITIES:
Net income..................................................  $   8,757,431    $  3,581,461
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................     32,718,036      17,156,370
  Deferred income taxes.....................................        610,065        (351,801)
  Extraordinary item........................................             --         269,017
Changes in assets and liabilities:
  Prepaid expenses..........................................     (1,983,479)       (145,339)
  Rental merchandise........................................    (43,599,000)    (20,716,342)
  Other assets..............................................       (267,822)       (514,908)
  Accounts payable..........................................      1,473,921      (1,532,094)
  Income taxes payable......................................      2,696,495       1,909,972
  Other current liabilities.................................      2,991,980       1,410,576
                                                              -------------    ------------
     Net cash provided by operating activities..............      3,397,627       1,066,912
                                                              -------------    ------------
INVESTING ACTIVITIES:
  Purchase of businesses, net of cash acquired of $524,838
     and $827,912 respectively..............................    (98,465,699)    (24,082,407)
  Purchases of property and equipment.......................     (9,561,448)     (3,603,093)
                                                              -------------    ------------
     Net cash used in investing activities..................   (108,027,147)    (27,685,500)
                                                              -------------    ------------
FINANCING ACTIVITIES:
  Proceeds from borrowings..................................    100,724,289      39,628,121
  Payments on borrowings including early extinguishment.....    (41,477,977)    (11,447,956)
  Redeemable preferred stock dividend.......................             --         (32,252)
  Redeemable preferred stock redemption.....................             --        (840,525)
  Deferred finance costs....................................       (457,260)       (158,234)
  Proceeds from common stock issuance.......................     48,103,058         772,485
                                                              -------------    ------------
     Net cash provided by financing activities..............    106,892,110      27,921,639
                                                              -------------    ------------
     Increase in cash.......................................      2,262,590       1,303,051
Cash at beginning of period.................................        598,664         179,425
                                                              -------------    ------------
Cash at end of period.......................................  $   2,861,254    $  1,482,476
                                                              =============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
       Interest.............................................  $   4,091,096    $  1,800,756
       Income taxes.........................................  $   3,312,480    $  1,820,023

   The accompanying notes are an integral part of these financial statements.

                                 RENT-WAY, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION:

     Rent-Way, Inc., (the "Company" or "Rent-Way") is a corporation organized under the laws of the Commonwealth of Pennsylvania. The Company operates a chain of rental-purchase stores that rent durable household products such as home entertainment equipment, furniture, and major appliances and jewelry to consumers on a weekly or monthly basis. The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments), which are necessary for a fair statement of the financial position, results of operations and cash flows of the Company have been made. Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

     The Company utilizes derivative financial instruments to reduce its exposure resulting from fluctuations in interest rates. The derivative financial instruments in effect at June 30, 1998 consist of three interest rate swap agreements. The interest rate swap agreements are used by the Company to convert part of the Company's floating interest rate debt to a fixed interest rate. Interest rate expense under swap agreements, which qualify for hedge accounting, are recorded at the net effective interest rate of hedged transactions. The Company's practice is not to hold or issue derivative financial instruments for trading or speculative purposes.

     These financial statements and the notes thereto should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

2.  EARNINGS PER COMMON SHARE:

     Basic earnings per common share is computed using income available to common shareholders divided by the weighted average number of common shares outstanding. Diluted earnings per common share is computed using income available to common shareholders adjusted for anticipated interest savings, net of related taxes, for convertible subordinated debentures and the weighted average number of shares outstanding is adjusted for the potential impact of options, warrants and convertible subordinated debentures. Earnings per common share ("EPS") for the three and nine month periods ended June 30, 1997 have been restated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128.

                                 RENT-WAY, INC

                                  (UNAUDITED)

2.  EARNINGS PER COMMON SHARE: (CONTINUED)
     Reconciliation of Numerators and Denominators of the Basic and Diluted EPS Computation are as follows:

                                              FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                                       JUNE 30,                      JUNE 30,
                                                      (UNAUDITED)                   (UNAUDITED)
                                              ---------------------------    -------------------------
     COMPUTATION OF EARNINGS PER SHARE:           1998           1997           1998          1997
     ----------------------------------           ----           ----           ----          ----
BASIC
Net income..................................   $3,636,913     $1,605,806     $8,757,431    $3,581,461
Redeemable preferred stock net gain on
  redemption................................           --             --             --       280,175
                                               ----------     ----------     ----------    ----------
Earnings applicable to common shares........   $3,636,913     $1,605,806     $8,757,431    $3,861,636
                                               ==========     ==========     ==========    ==========
Weighted average number of common shares
  outstanding during the period.............   10,700,594      6,659,569     10,081,477     6,621,180
                                               ==========     ==========     ==========    ==========
Basic earnings per common share:
  Income before extraordinary item..........   $     0.34     $     0.24     $     0.87    $     0.62
                                               ==========     ==========     ==========    ==========
  Net income................................   $     0.34     $     0.24     $     0.87    $     0.58
                                               ==========     ==========     ==========    ==========
DILUTED
Earnings applicable to common shares........   $3,636,913     $1,605,806     $8,757,431    $3,861,636
Interest on convertible debt (net of tax
  benefit)..................................      210,000        315,000        635,000       665,000
                                               ----------     ----------     ----------    ----------
Earnings applicable to diluted earnings per
  common share..............................   $3,846,913     $1,920,806     $9,392,431    $4,526,636
                                               ==========     ==========     ==========    ==========
Weighted average number of common shares
  used in calculating basic earnings per
  common share..............................   10,700,594      6,659,569     10,081,477     6,621,180
Add -- incremental shares representing:
  Common equivalent shares (determined using
     the "treasury stock" method)
     representing shares issuable upon
     exercise of stock options and
     warrants...............................      768,379        575,135        648,345       472,933
  Shares issuable on conversion of 10%
     notes..................................           --        704,225             --       704,225
  Shares issuable on conversion of 7%
     debentures.............................    1,495,890      1,495,890      1,495,890       805,479
                                               ----------     ----------     ----------    ----------
Weighted average number of shares used in
  calculation of diluted earnings per common
  share.....................................   12,964,863      9,434,819     12,225,712     8,603,817
                                               ==========     ==========     ==========    ==========
Diluted earnings per common share:
  Income before extraordinary item..........   $     0.30     $     0.20     $     0.77    $     0.56
                                               ==========     ==========     ==========    ==========
  Net income................................   $     0.30     $     0.20     $     0.77    $     0.53
                                               ==========     ==========     ==========    ==========

                                 RENT-WAY, INC

                                  (UNAUDITED)

3.  PUBLIC STOCK OFFERING:

     On December 2, 1997, the Company completed a public stock offering consisting of 2,500,000 shares of common stock offered by the Company and 87,250 shares of common stock offered by certain selling shareholders. In addition, on December 30, 1997, the underwriters exercised a 30 day option to purchase 388,088 shares of common stock to cover over-allotments. The shares were offered at a price of $17.25 per share. The Company received net proceeds (less underwriters discount and selling expenses) of $46,982,586 including the underwriters exercise of the over-allotment option. The Company used these proceeds to repay outstanding borrowings of $23,022,110 under the Company's credit agreement (see Note 6) and to fund the asset purchase of South Carolina Rentals, Inc., Paradise Valley Holdings, Inc. and L & B Rents, Inc. ("ACE Rentals") (see Note 4).

4.  ACQUISITIONS:

     On February 5, 1998, the Company signed a definitive purchase agreement to acquire all the outstanding shares of Champion Rentals, Inc. ("Champion"). At the time of the acquisition, Champion operated a chain of 145 rental-purchase stores located in Alabama, Arkansas, Florida, Georgia, Kentucky, Louisiana, North Carolina, Ohio, South Carolina, Tennessee and Virginia with annual revenues of approximately $75.0 million. The consideration paid in exchange for all the outstanding shares of Champion was $69,650,000 in cash. Pursuant to terms of the purchase agreement $2,500,000 of the purchase price was placed in escrow subject to the terms of the escrow agreement to satisfy sellers' representations and warranties and any purchase price adjustments. The escrow agreement provides for the release of $1,500,000 pending the completion of an audit of Champion's closing date financial statements. The balance of $1,000,000 will be held for a one year period from the date of the closing. The acquisition was accounted for using the purchase method of accounting. Champion's assets and liabilities were recorded at their estimated fair values at the time of the acquisition. The fair value of rental merchandise, property and equipment, intangible assets including non-compete agreements and customer lists, certain liabilities and the purchase price will be finalized based on the completion of the financial statement audit, valuation procedures and certain additional procedures. The estimated excess of the acquisition cost over the estimated fair value of the net assets acquired, ("goodwill") of $67,654,011 is being amortized on a straight line basis over thirty years. The total estimated costs of net assets acquired was $69,650,000 and consisted of assets of $88,978,898 less liabilities assumed of $17,449,848 and acquisition costs of $1,879,050. The acquisition of Champion was funded with borrowings drawn on the Company's existing senior credit facility (see Note 6). The Statements of Income for both the three and nine month periods ending June 30, 1998 include the result of operations of Champion since February 5, 1998.

     On January 7, 1998, the Company completed the asset purchase of South Carolina Rentals, Inc., Paradise Valley Holdings, Inc., and L & B Rents, Inc., (collectively, "ACE Rentals"), assuming effective control of the results of operations as of January 1, 1998. At the time of the acquisition, ACE Rentals operated a chain of fifty rental-purchase stores located in California and South Carolina with annual revenues of approximately $22.0 million. The consideration paid in exchange for the assets of ACE Rentals was $25,348,514 in cash and the assumption of liabilities of $477,851. In May 1998, $375,000 of the $750,000 escrow was released in accordance with the terms and conditions of the escrow agreement with the balance to be released pending resolution of certain issues. The acquisition was accounted for using the purchase method of accounting. ACE Rentals' assets and certain liabilities were recorded at their fair values at the time of the acquisition. The excess of the acquisition cost over the fair value of the net assets acquired, ("goodwill") of $21,459,821 is being amortized on a straight line basis over thirty years. The total costs of net assets acquired was $25,348,514 and consisted of assets of $26,732,525 less liabilities assumed of $477,851 and acquisition costs of $906,160. The acquisition of ACE Rentals was primarily funded with proceeds received in connection with the Company's public stock offering (see Note 3) with the balance being drawn on the Company's existing senior credit facility (see Note 6). Assets acquired (at fair value) other than goodwill consisted

                                 RENT-WAY, INC

                                  (UNAUDITED)

4.  ACQUISITIONS: (CONTINUED)
primarily of rental merchandise of $4,383,454, property and equipment of $249,250, non-compete agreement of $500,000 and $140,000 in customer contracts. The liability assumed (at fair value) was $477,851 of vehicle related debt. The Statements of Income for both the three and nine month periods ending June 30, 1998 include the results of operations of ACE Rentals since January 1, 1998.

     On January 24, 1997, the Company signed a definitive purchase agreement to acquire all the outstanding shares of Perry Electronics, Inc. d/b/a Rental King ("Rental King"). On February 6, 1997, the Company consummated the transaction and acquired all the outstanding shares of Rental King, assuming effective control of the results of operations as of February 1, 1997. At the time of acquisition, Rental King operated a chain of seventy rental-purchase stores in Colorado, Florida, Indiana, Kentucky, Michigan, Ohio and West Virginia with annual revenues of approximately $24.0 million. The consideration paid in exchange for all the outstanding shares of Rental King was $17,284,618 in cash. The acquisition was accounted for using the purchase method of accounting. Rental King's assets and liabilities were recorded at their fair values as of the date of the acquisition. The excess of the acquisition cost over the fair value of the net assets acquired, ("goodwill") of $17,310,728 is being amortized on a straight line basis over twenty years. The total cost of the net assets acquired was $17,284,618 and consisted of assets of $25,451,775 less liabilities assumed of $6,337,325 and acquisition costs of $1,829,832. The acquisition of Rental King was primarily funded by the net proceeds received on a private placement of $20.0 million in subordinated convertible debentures. The balance of the cash paid on closing was drawn upon the Company's existing line of credit. Assets acquired (at fair value) other than goodwill consisted primarily of rental merchandise of $6,386,000, property and equipment of $744,615, other assets of $347,101 and non-compete agreements of $500,000. Liabilities assumed (at fair value) consisted primarily of trade payables of $488,561, accrued liabilities of $2,085,270, bank debt of $2,939,494 and notes payable of $824,000. The Statements of Income for the three and nine months ended June 30, 1998 include the results of operations of Rental King for the entire period.

     On January 2, 1997, the Company acquired all the outstanding shares of Bill Coleman TV, Inc., ("Coleman"), a privately owned chain of fifteen rental-purchase stores operating in Michigan with annual revenues of approximately $7.5 million, in exchange for consideration consisting of $2,679,921 in cash and an option to purchase 25,000 shares of the Company's common stock at an exercise price of $8.875 per share with a fair value of $107,500. The 25,000 stock options are 100% exercisable and expire five years from the date of the grant. The acquisition was accounted for using the purchase method of accounting. Coleman's assets and liabilities were recorded at their fair values as of the acquisition date. The excess of the acquisition cost over the fair value of the net assets acquired, ("goodwill") of $3,763,420 is being amortized on a straight line basis over twenty years. The total cost of the net assets acquired was $2,787,421 ($2,679,921 in cash and $107,500 in stock options) and consisted of assets of $7,696,513 less liabilities assumed of $4,548,836 and acquisition costs of $360,256. Assets acquired (at fair value) other than goodwill, consisted primarily of rental merchandise of $2,401,000, property and equipment of $42,000, deferred tax assets of $787,487, a note receivable of $244,454, a non-compete agreement of $300,000 and other assets of $158,152. Liabilities assumed (at fair value) consisted primarily of trade accounts payable of $1,838,190, debt of $2,474,155 and note payable of $236,491. The Statements of Income for the three and nine months ended June 30, 1998 include the operations of Coleman for the entire period.

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

                                 RENT-WAY, INC

                                  (UNAUDITED)

4.  ACQUISITIONS: (CONTINUED)
The total cost of the net assets acquired was $3,809,878 and consisted of assets of $3,965,126 less acquisition costs of $155,248. The Statements of Income for the three and nine months ended June 30, 1998 include the operating results for these stores for the entire period.

     Following are pro forma results of operations for the nine months ended June 30, 1998 and 1997 assuming the acquisitions of Champion and ACE Rentals had occurred on October 1, 1996. The results are not necessarily indicative of future operations or what would have occurred had the acquisitions been consummated as of October 1, 1996.

                                                 UNAUDITED PRO FORMA OPERATIONS
                                                   NINE MONTHS ENDED JUNE 30,
                                                 ------------------------------
                                                     1998             1997
                                                     ----             ----
Revenues.......................................  $156,750,275     $149,285,976
                                                 ============     ============
Net income.....................................  $  9,792,901     $  9,293.671
                                                 ============     ============
Diluted earnings per common share (adjusted to
  give effect to the net gain on redemption of
  preferred stock).............................  $       0.85     $       0.81
                                                 ============     ============

5.  PROPERTY AND EQUIPMENT:

     On June 1, 1998, the Company closed on the purchase of a new building which will serve as the Company's corporate headquarters. The total purchase price was $3,650,000, of which $2,000,000 was paid at closing. The balance of $1,650,000, in the form of a promissory note, is due on June 1, 1999 (see Note 6). The new corporate headquarters is located in Erie, Pennsylvania, and the Company plans to relocate during July 1998, after the completion of minor renovations.

6.  DEBT:

     On June 1, 1998, the Company signed a promissory note (the "Note"), to pay Zurn Industries, Inc., $1,650,000 on June 1, 1999. The Note represents the remaining balance to be paid for the purchase of the Company's new corporate headquarters (see Note 5).

     On February 5, 1998, the Company amended its existing senior credit facility (the "Facility") with a syndicate of banks led by National City Bank of Pennsylvania. The Facility, co-led by National City Bank of Pennsylvania, acting as syndication and administrative agent, and NationsBank, N.A. as documentation agent, provides for loans and letters of credit up to $120.0 million. The syndicate members and their ratable share of the Facility are as follows:

National City Bank of Pennsylvania..........................  15.0000%
NationsBank, N.A............................................  14.1670%
Harris Trust and Savings Bank...............................  14.1670%
LaSalle National Bank.......................................  14.1670%
Sun Trust Bank, Central Florida, National Association.......   7.0825%
Manufacturers and Traders Trust Company.....................  14.1670%
CoreStates Bank, N.A........................................   7.0825%
Star Bank, N.A..............................................  14.1670%

                                 RENT-WAY, INC

                                  (UNAUDITED)

6.  DEBT: (CONTINUED)
     Of the $120.0 million available under the Facility, approximately $7.0 million was outstanding at the date of the amendment and approximately $81.0 million was used for the acquisition of Champion and the extinguishment of their existing debt (see Note 4). The Facility expires on February 5, 2001.

     Under the Facility, the Company may borrow funds under a base rate option plan or euro-rate option plan. Under the base rate option plan the Company may borrow funds based on a spread of prime-rate plus 0.0% to 0.5%. The actual spread is determined based on the ratio of debt to cash flow from operations during the period. Under the euro-rate option, the Company may borrow funds based on a spread of the London Interbank Offer Rate, ("LIBOR") plus 100 to 200 basis points. The actual spread is determined based on the ratio of debt to cash flow generated from operations during the period. Borrowings under the euro-rate option require the Company to select a fixed interest period during which the euro-rate is applicable with the borrowed amount not to be repaid prior to the last day of the selected interest period. In addition, borrowing tranches under the euro-rate option must be in multiples of $250,000 and not less than $1,000,000 in total. Commitment fees associated with the Facility are equal to 0.125% for each banks' commitment which existed prior to this amendment and 0.25% for each banks' commitment starting with the date of this amendment. The Facility requires the Company to meet certain financial covenants and ratios including maximum leverage, minimum interest coverage and minimum tangible net worth ratios. In addition, the Company must meet requirements regarding monthly, quarterly and annual financial reporting. The Facility also contains non-financial covenants which restrict actions of the Company with respect to the payment of dividends, acquisitions, mergers, disposition of assets or subsidiaries, issuance of capital stock and capital expenditures. The Company may at any time repay outstanding borrowings, in whole or part, without premium or penalty, except with respect to restrictions identified above in connection with the selection of the euro-rate option. As of June 30, 1998, the Company had $80.0 million of floating rate debt under the euro-rate option and $10.8 million of floating rate debt under the base rate option, with interest rates of 7.695% and 9.0% respectively. As of June 30, 1998, the Company was in compliance with all covenants contained in the Facility.

     On October 8, 1997, the Company exercised its right to convert $7.0 million in subordinated convertible notes ("the Notes") held by Massachusetts Mutual Life Insurance Company. The Company was able to exercise this right when the market price of the Company's common stock remained above $16.50 per share for a twenty consecutive day period. The Notes converted into 704,223 shares of the Company's common stock, at a conversion price of $9.94 per share.

7.  DERIVATIVE FINANCIAL INSTRUMENT:

     The Company uses derivative financial instruments to reduce the impact on interest expense of fluctuations in interest rates on a portion of the Facility (see Note 6). The Company does not enter into derivative financial instruments for trading or speculative purposes. As of June 30, 1998, the Company had in place three interest rate swaps, under which the Company agreed with counterparties to exchange, at quarterly intervals, interest payments on a variable pay rate of the three-month LIBOR and a fixed pay rate for the notional amount of the interest rate swap agreements. The Company actively evaluates the creditworthiness of the financial institutions which are counterparties to interest rate swap agreements, and it does not appear that any counterparty will fail to meet their obligation. The following table illustrates the notional amounts

                                 RENT-WAY, INC

                                  (UNAUDITED)

7. DERIVATIVE FINANCIAL INSTRUMENT: (CONTINUED) outstanding, maturity dates and the fixed pay and variable receive rates of each of the interest rate swap agreements at June 30, 1998:

                                                                              FIXED    VARIABLE
                                                    NOTIONAL      MATURITY     PAY     RECEIVE
                                                     AMOUNT         DATE      RATE       RATE
                                                     ------         ----      ----       ----
Interest rate swap, National City Bank...........  $30,000,000    May 2003    5.965%   5.695%
Interest rate swap, NationsBank..................  $20,000,000    May 2003    5.760%   5.695%
Interest rate swap, Manufacturers' and Traders
  Trust Company..................................  $10,000,000    May 2003    5.925%   5.695%

     The fair value of the interest rate swap agreements based on settlement cost as estimated by a dealer as of June 30, 1998 are as follows:

                                                      NOTIONAL
                                                       AMOUNT       FAIR VALUE
                                                       ------       ----------
Interest rate swap, National City Bank.............  $30,000,000    ($240,608)
Interest rate swap, NationsBank....................  $20,000,000    ($162,689)
Interest rate swap, Manufacturers' and Traders
  Trust Company....................................  $10,000,000    ($ 63,100)

8.  CONTINGENCIES:

     The Company is subject to legal proceedings and claims in the ordinary course of its business that have not been finally adjudicated. Certain of these cases have resulted in contingent liabilities ranging from $770,000 to $2,590,000. The majority of such claims are, in the opinion of management, covered by insurance policies and therefore should not have a material effect on the financial position, results of operations or cash flows of the Company.

     Additional claims exist in the range of $1,200,000 to $1,750,000 for which management believes it has meritorious defenses but for which the likelihood of an unfavorable outcome is currently not determinable. In management's opinion, each of these claims will either be indemnified by the previous shareholders of prior acquisitions or covered by insurance policies and therefore will not have a material effect on the financial position, results of operations or cash flows of the Company.

9.  NEW ACCOUNTING STANDARDS:

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 1998. The Company is currently evaluating the impact of SFAS No. 133.

     The Accounting Standards Executive Committee Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), issued in March 1998 and effective for fiscal years beginning after December 15, 1998 with earlier application permitted, provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Company is currently evaluating the impact of SOP 98-1.

     In February 1998, the Financial Accounting Standard Board ("FASB") issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 132 will have no impact on the Company's financial statements.

                                 RENT-WAY, INC.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     During the three month period ended June 30, 1998, the Company generated record revenues, operating income, and net income. The Company's total revenues increased by 110.2% compared to the same three month period last year. Operating income and net income increased by 103.4% and 126.5%, respectively, when compared to the same three month period last year. The increase in revenue, operating income and net income are primarily due to acquisitions made during fiscal 1998, improved same store operating profits, and a reduction in certain expenses as a percentage of revenue resulting from economies of scale. In addition, the Company experienced an 8.6% increase in same store revenue compared to the same period last year.

     On June 1, 1998, the Company closed on the purchase of a new building which will serve as the Company's corporate headquarters. The total purchase price was $3,650,000, of which $2,000,000 was paid at closing, with the balance deferred for one year. The new corporate headquarters is located in Erie, Pennsylvania, and the Company plans to relocate during July 1998, after the completion of minor renovations.

     On February 5, 1998, the Company amended its existing senior credit facility with a syndicate of banks led by National City Bank of Pennsylvania. The amended facility (the "Facility"), co-led by National City Bank of Pennsylvania, acting as syndication and administrative agent, and NationsBank, N.A. as documentation agent, provides for loans and letters of credit up to $120.0 million.

     On February 5, 1998, the Company completed the acquisition of Champion Rentals, Inc. ("Champion"), a privately-owned rental purchase chain with 145 locations in the southeast United States. The Company paid approximately $69.7 million in cash plus the assumption of $17.4 million in liabilities. Pursuant to the terms of the purchase agreement, $2.5 million of the purchase price was placed in an escrow account as a source of payment for seller's breaches of representations and warranties and final purchase price adjustments. The acquisition of Champion was funded with borrowings drawn on the Company's existing senior credit facility (see Note 6). The Champion acquisition substantially increases market penetration in several of the Company's established areas of operation, while opening the door to new markets such as Alabama, Arkansas, Georgia, Louisiana, North Carolina and Tennessee. Of Champion Rentals' 145 stores, 25 were opened in 1997.

     On January 7, 1998, the Company signed an asset purchase agreement and acquired Ace TV Rentals, ("ACE"), a privately-owned 50 store rental-purchase chain with locations in South Carolina and California. The Company paid approximately $25.2 million in cash plus the assumption of certain liabilities, with $750,000 placed in an escrow account as a source of payment for seller's breaches of representations and warranties and final purchase price adjustments. In May 1998, $375,000 of the escrow was released in accordance with the terms and conditions of the escrow agreement. The balance will be released pending resolution of certain issues. ACE, with annualized revenues of approximately $22 million, operates 46 stores in South Carolina and four stores in California, two new markets for the Company.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the Company's unaudited Statements of Income,expressed as a percentage of revenues.

                                                       THREE MONTHS ENDED      NINE MONTHS ENDED
                                                            JUNE 30                 JUNE 30
                                                       ------------------      ------------------
                                                        1998        1997        1998        1997
                                                        ----        ----        ----        ----
Revenues:
  Rental revenue.....................................   89.4%       87.4%       89.0%       87.4%
  Other revenue......................................   10.6        12.6        11.0        12.6
                                                       -----       -----       -----       -----
     Total revenues..................................  100.0       100.0       100.0       100.0
Costs and operating expenses:
  Depreciation and amortization:
  Rental merchandise.................................   21.1        23.0        22.0        23.1
  Property and equipment.............................    1.4         1.7         1.6         1.6
  Amortization of goodwill...........................    2.5         2.3         2.4         2.1
                                                       -----       -----       -----       -----
     Total depreciation and amortization.............   25.0        27.0        26.0        26.8
Salaries and wages...................................   24.8        24.7        25.1        25.6
Advertising..........................................    4.8         3.7         4.9         4.5
Occupancy............................................    6.6         6.8         6.7         6.8
Other operating expenses.............................   22.8        21.2        21.6        21.1
                                                       -----       -----       -----       -----
     Total costs and operating expenses..............   84.0        83.4        84.3        84.8
                                                       -----       -----       -----       -----
Operating income.....................................   16.0        16.6        15.7        15.2
Interest expense.....................................   (3.7)       (4.3)       (3.5)       (3.7)
Other income.........................................   (0.1)       (0.2)         --        (0.1)
                                                       -----       -----       -----       -----
Income before income taxes and extraordinary item....   12.2        12.1        12.2        11.4
Income tax expense...................................    5.3         5.7         5.2         5.3
                                                       -----       -----       -----       -----
Income before extraordinary item.....................    6.9         6.4         7.0         6.1
Extraordinary item...................................     --          --          --        (0.4)
                                                       -----       -----       -----       -----
Net income...........................................    6.9         6.4         7.0         5.7
                                                       -----       -----       -----       -----
Gain on redemption of preferred stock................     --          --          --         0.4
                                                       -----       -----       -----       -----
Earnings applicable to common shares.................    6.9%        6.4%        7.0%        6.1%
                                                       =====       =====       =====       =====

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 AND 1997

     For the three months ended June 30, 1998 compared to the three months ended June 30, 1997, total revenues increased by $27.5 million (110.2%) to $52.5 million from $25.0 million. The increase was principally due to increased same store revenues and the inclusion of the results for the stores acquired and opened during fiscal 1998. The stores acquired in the Champion acquisition accounted for $19.6 million

                                 RENT-WAY, INC.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (CONTINUED)

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 AND 1997, (CONTINUED)
(71.3%) of the increase, the stores acquired in the ACE acquisition accounted for $5.4 million (19.6%) of the increase, the stores acquired in fiscal 1997 acquisitions accounted for $1.2 million (4.4%) of the increase, the Company's same stores accounted for $1.0 million (3.6%) of the increase, and stores opened in fiscal 1998 accounted for $0.3 million (1.1%) of the increase. Other revenue increased by $2.4 million (76.4%) to $5.6 million from $3.2 million principally due to stores acquired in 1998.

     For the three months ended June 30, 1998 compared to the three months ended June 30, 1997, total costs and operating expenses increased to $44.1 million from $20.8 million or 0.6% as a percentage of total revenues primarily as a result of the costs and operating expenses associated with stores acquired in fiscal 1997 and 1998. Depreciation expense related to rental merchandise increased by $5.4 million to $11.1 million from $5.7 million, but decreased 1.9% as a percentage of total revenues due to increases in weekly rental rates and lower purchase costs of rental merchandise due to increased volume. Amortization of goodwill increased by $0.7 million primarily because of the increase in goodwill related to the stores acquired in fiscal 1997 and 1998. Amortization of goodwill was 2.5% and 2.3% of total revenues for the three months ended June 30, 1998 and 1997, respectively. Salaries and wages increased to $13.0 million from $6.2 million, and increased 0.1% as a percentage of total revenues. The $6.8 million increase is principally due to the addition of 198 new locations and an overall strengthening of corporate personnel. The 198 stores from recent acquisitions produced additional store payroll costs of approximately $5.4 million and regional manager payroll costs of approximately $0.7 million. The strengthening of corporate personnel resulted in an increase in salaries and wages of approximately $0.7 million. Salaries and wages increased to 24.8% from 24.7% of total revenue for the three months ended June 30, 1998 and 1997, respectively. Advertising expense increased $1.6 million or 1.1% as a percentage of total revenues to $2.5 million from $0.9 million principally due to the addition of the stores acquired in fiscal 1997 and 1998. Occupancy expense increased to $3.5 million from $1.7 million, but decreased 0.2% as a percentage of total revenues to 6.6% from 6.8%. The $1.8 million increase is primarily due to the addition of the stores acquired in fiscal 1997 and 1998. Other operating expenses increased by $6.6 million to $11.9 million from $5.3 million, or 1.6% as a percentage of total revenues mainly due to the addition of the stores acquired in fiscal 1997 and 1998.

     For the three months ended June 30, 1998 compared to the three months ended June 30, 1997, operating income increased by $4.3 million (103.4%) to $8.4 million from $4.1 million. The improvement in operating income was principally due to the stores acquired in 1997 and 1998 and the factors discussed above.

     For the three months ended June 30, 1998 compared to the three months ended June 30, 1997, interest expense increased $0.9 million to $2.0 million from $1.1 million due to an increase in debt of $69.3 million from $46.7 million to $116.0 million. This increase is principally the result of the purchase of Champion on February 5, 1998 and the extinguishment of its existing debt with $81.0 million in funds drawn on the Company's senior credit facility.

     For the three months ended June 30, 1998 compared to the three months ended June 30, 1997, income tax expense increased to $2.7 million from $1.4 million because the Company generated greater taxable income. The Company's income tax rate of 43.0% is higher than the statutory tax rates because amortization expense related to goodwill incurred in connection with certain acquisitions is not deductible for purposes of computing income tax.

     For the three months ended June 30, 1998 compared to the three months ended June 30, 1997, net income increased by $2.0 million (126.5%) to $3.6 million from $1.6 million. The increase was due to the factors discussed above.

                                 RENT-WAY, INC.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (CONTINUED)

COMPARISON OF NINE MONTHS ENDED JUNE 30, 1998 AND 1997

     For the nine months ended June 30, 1998 compared to the nine months ended June 30, 1997, total revenues increased by $61.8 million (97.5%) to $125.1 million from $63.3 million. The increase was principally due to increased same store revenues and the inclusion of the stores acquired in fiscal 1997 acquisitions, the ACE acquisition, and the Champion acquisition. Stores acquired in fiscal 1997 accounted for $16.6 million (26.9%) of the increase, stores acquired in the ACE acquisition accounted for $11.0 million (17.8%) of the increase, stores acquired in the Champion acquisition accounted for $31.9 million (51.6%) of the increase, the Company's same stores accounted for $1.8 million (2.9%) of the increase and stores opened in fiscal 1998 accounted for $0.5 million (0.8%) of the increase. Other revenue increased $5.7 million (71.8%) to $13.7 million from $8.0 million principally due to stores acquired in 1997 and 1998.

     For the nine months ended June 30, 1998 compared to the nine months ended June 30, 1997, total costs and operating expenses increased to $105.4 million from $53.7 million primarily as a result of the costs and operating expenses associated with stores acquired in 1997 and 1998, but decreased to 84.3% from 84.8% of total revenues. This decrease of 0.5% resulted primarily from a 1.1% decrease in depreciation and amortization as a percentage of total revenues, a 0.5% decrease in salaries and wages as a percentage of total revenues, and a 0.1% decrease in occupancy expense as a percentage of total revenues offset by a 0.4% increase in advertising as a percentage of total revenues and a 0.5% increase in other operating expenses. Depreciation expense related to rental merchandise increased by $12.9 million to $27.5 million from $14.6 million, but decreased by 1.1% as a percentage of total revenues primarily due to increases in weekly rental rates and lower purchase costs of rental merchandise due to increasing volume. Amortization of goodwill increased by $1.7 million primarily because of the increase in goodwill related to stores acquired in 1997 and 1998. Salaries and wages increased to $31.3 million from $16.2 million, but decreased 0.5% as a percentage of total revenues. The $15.1 million increase is principally due to the addition of 283 new locations in fiscal 1997 and 1998 acquisitions and an overall strengthening of corporate personnel. The 283 stores from fiscal 1997 and 1998 acquisitions produced additional store payroll costs of approximately $12.0 million and regional manager payroll costs of approximately $1.2 million. The strengthening of corporate personnel resulted in an increase in salaries and wages of approximately $1.5 million. Same store payroll increased $0.1 million. New store openings produced additional payroll costs of approximately $0.3 million. Salaries and wages decreased to 25.1% from 25.6% of total revenues for the nine months ended June 30, 1998 and 1997, respectively, principally due to same store revenue growth and more efficient use of corporate personnel. Corporate payroll decreased 0.4% as a percentage of total revenues. Advertising expense increased $3.3 million or 0.4% as a percentage of total revenues to $6.2 million from $2.9 million principally due to the addition of the stores acquired in 1997 and 1998. Occupancy expense increased $4.1 million to $8.4 million from $4.3 million mainly due to the addition of the stores acquired in 1997 and 1998. Other operating expenses increased $13.7 million to $27.0 million from $13.3 million, or 0.5% as a percentage of total revenues principally due to the addition of the stores acquired in 1997 and 1998.

     For the nine months ended June 30, 1998 compared to the nine months ended June 30, 1997, operating income increased by $10.1 million (104.9%) to $19.7 million from $9.6 million, and increased to 15.7% from 15.2% of total revenues. The improvement in operating income was principally due to the stores acquired in 1997 and 1998 and the factors discussed above.

     For the nine months ended June 30, 1998 compared to the nine months ended June 30, 1997, interest expense increased by $2.0 million to $4.3 million from $2.3 million due to an increase in debt of $69.3 million from $46.7 million to $116.0 million. This increase is the result of the purchase of Champion on February 5, 1998 and the extinguishment of its existing debt with $81.0 million in funds drawn on the Company's senior credit facility.

                                 RENT-WAY, INC.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (CONTINUED)

COMPARISON OF NINE MONTHS ENDED JUNE 30, 1998 AND 1997, (CONTINUED)
     For the nine months ended June 30, 1998 compared to the nine months ended June 30, 1997, income tax expense increased to $6.6 million from $3.4 million because the Company generated greater taxable income. The Company is accruing income tax expense based on an effective tax rate of 43.0%, which is higher than the statutory tax rates, because amortization expense related to goodwill incurred in connection with certain acquisitions is not deductible for purposes of computing income tax.

     For the nine months ended June 30, 1998 compared to the nine months ended June 30, 1997, net income increased by $5.2 million (144.5%) to $8.8 million from $3.6 million. The increase was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     On June 1, 1998, the Company signed a promissory Note (the "Note"), to pay Zurn Industries Inc., $1,650,000 on June 1, 1999. The Note represents the remaining balance to be paid for the purchase of the Company's new corporate headquarters.

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

     For the nine months ended June 30, 1998 compared to the nine months ended June 30, 1997, the Company's net cash provided by operating activities increased to $3.4 million from $1.1 million. This increase was principally due to a $15.9 million increase in non-cash amortization and depreciation, a $3.0 million increase in accounts payable, and a $5.2 million increase in net income offset by a $22.9 million increase in rental merchandise purchases and $2.2 million increase in prepaid expenses.

     For the nine months ended June 30, 1998 compared to the nine months ended June 30, 1997, the Company's net cash used in investing activities increased by $80.3 million. This increase is primarily due to the acquisitions of Champion Rentals and ACE Rentals.

                                 RENT-WAY, INC.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES, (CONTINUED)
     For the nine months ended June 30, 1998, compared to the nine months ended June 30, 1997, the Company's net cash provided by financing activities increased to $106.9 million from $28.2 million. The increase in net cash provided by financing activities was principally due to funds received from the Company's public stock offering and funds drawn on the Company's line of credit in conjunction with the Champion acquisition (see Note 4).

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

     The following table presents information about the Company's market sensitive financial instruments. The table illustrates the principle and notional amounts, as well as the date of maturity, actual and weighted average pay and receive rates for all significant financial and derivative financial instruments in effect as of June 30, 1998:

            EXPECTED MATURITY DATES
            (DOLLARS IN MILLIONS):               1998    1999    2001    2002    2003    THEREAFTER
            ----------------------               ----    ----    ----    ----    ----    ----------
Debt:
  Existing credit facility Base rate option....                  $10.8
  --Actual floating rate.......................                    9.0%
  Euro-rate option.............................                  $80.0
  --Actual floating rate.......................                  5.695%
  Convertible Subordinated Debentures..........                                            $20.0
  --Actual fixed interest rate.................                                              7.0%
  Interest rate swap agreements:
  National City Bank, notional amount..........                                  $30.0
  --Actual fixed interest rate pay rate........                                  5.965%
  NationsBank, notional amount.................                                  $20.0
  --Actual fixed interest rate pay rate........                                  5.760%
  Manufacturers and Traders Trust, notional
     amount....................................                                  $10.0
  --Actual fixed interest rate pay rate........                                  5.925%

INFLATION

     During the three months ended June 30, 1998, the cost of rental merchandise, lease rental expense and salaries and wages have increased modestly. These increases have not had a significant effect on the results of operations because the Company has been able to charge commensurably higher rental for its merchandise. This trend is expected to continue in the foreseeable future.

OTHER MATTERS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 1998. The Company is currently evaluating the impact of SFAS No. 133.

                                 RENT-WAY, INC.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (CONTINUED)

OTHER MATTERS, (CONTINUED)
     The Accounting Standards Executive Committee Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), issued in March 1998 and effective for fiscal years beginning after December 15, 1998 with earlier application permitted, provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Company is currently evaluating the impact of SOP 98-1.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 132 will have no impact on the Company's financial statements.

     The Company has created a task force to evaluate the potential impact on the Company's resources resulting from Year 2000 issues. At the current time, the Company feels that there are no material ramifications from Year 2000 issues on its internal software. All major internal software applications are Year 2000 compliant. At this time, the task force is still determining the impact of Year 2000 issues with regard to its external relationships with customers, suppliers and other constituents.

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

                                 RENT-WAY, INC.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A. EXHIBITS

     The Exhibits filed as part of this report are listed below.

                 EXHIBIT NO.                                    DESCRIPTION
                 -----------                                    -----------
                    10.1                       Second Amendment to Credit Agreement by and
                                               among the Company, the banks party thereto
                                               and National City Bank of Pennsylvania, as
                                               syndication and administrative agent, and
                                               NationsBank, N.A., as documentation agent,
                                               dated February 5, 1998 (the "Credit
                                               Agreement").
                    10.2                       Third Amendment to Credit Agreement, dated
                                               July 13, 1998.
                     27                        Financial data schedule

B. REPORTS ON FORM 8-K/A

                      (1) On April 16, 1998, the Company filed a Form 8-K/A
                          containing audited financial statements of Champion and pro forma financial statements with respect to the Champion acquisition.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               July 14, 1998
------------------------------------------------------
                    Date

           /s/ JEFFREY A. CONWAY
------------------------------------------------------
Jeffrey A. Conway
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and
Duly Authorized Officer)

                               INDEX TO EXHIBITS

                 EXHIBIT NO.                                    DESCRIPTION
                 -----------                                    -----------
                    10.1                       Second Amendment to Credit Agreement by and
                                               among the Company, the banks party thereto
                                               and National City Bank of Pennsylvania, as
                                               syndication and administrative agent, and
                                               NationsBank, N.A., as documentation agent,
                                               dated February 5, 1998 (the "Credit
                                               Agreement").
                    10.2                       Third Amendment to Credit Agreement, dated
                                               July 13, 1998.
                     27                        Financial data schedule