Form 10-K/A
period 1997-09-30
RENT WAY INC
filed 1998-11-05
CIK 893046

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM           TO

                            ------------------------

                        COMMISSION FILE NUMBER: 0-22026

                                 RENT-WAY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

      PENNSYLVANIA                                      25-1407782
(STATE OF INCORPORATION)                    (I.R.S. EMPLOYER IDENTIFICATION NO.)

                  ONE RENTWAY PLACE, ERIE, PENNSYLVANIA 16505
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  814-455-5378
                          (ISSUER'S TELEPHONE NUMBER)

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

OPERATIONS

     Company Stores

     The Company currently operates 184 stores in 14 states and the District of Columbia, as follows:

                                                              NUMBER OF
                                                               STORES
                                                               ------
Ohio........................................................     49
Michigan....................................................     28
Pennsylvania................................................     24
New York....................................................     20
Indiana.....................................................     17
Maryland....................................................     11
Illinois....................................................      8
Virginia....................................................      8
Florida.....................................................      7
Delaware....................................................      4
Colorado....................................................      3
West Virginia...............................................      2
Kentucky....................................................      1
New Jersey..................................................      1
Washington, D.C. ...........................................      1

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

     The Company does not use any formal criteria to select its customers, such as a credit check or similar investigation. Because of the nature of the Company's rental-purchase transactions where the majority of customers pay cash in advance on a weekly basis or return the merchandise, the Company does not believe the absence of any criteria to qualify customers is material.

COMPETITION

     The rental-purchase industry is highly competitive. The Company competes with other rental-purchase businesses and, to a lesser extent, with rental stores that do not offer their customers a purchase option. Competition is based primarily on rental rates and terms, product selection and availability, and customer service. With respect to consumers who are able to purchase a product for cash or on credit, the Company also competes with department stores, discount stores and retail outlets. These competitors may offer an installment sales program or may compete with the Company simply on the basis of product and price. The Company competes with its rental-purchase industry competitors by attempting to offer better rental terms, better service and a greater selection of higher quality merchandise. The Company competes with its non-rental-purchase industry competitors by offering better service (including free delivery and set-up and prompt repair services) and greater flexibility in payment terms. Several competitors in the rental-purchase business are national in scope and have significantly greater financial and operating resources and name recognition than does the Company.

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

     During the fiscal year ended September 30, 1997, the Company leased two locations from Marc W. Joseffer, a director of the Company, and a company controlled by him. Rent paid during this year related to these leases was $92,238. The Company leased six locations from Marc W. Joseffer and a company controlled by him during the 1996 and 1995 fiscal years. The Company paid $238,634 and $217,162 in rent related to these leases during such years, respectively. The leases have average remaining lives of one year and require the Company to pay real estate taxes.

     On May 21, 1996, the Company was paid in full for a loan made to William E. Morgenstern, the President and Chief Executive Officer and a director of the Company. The loan carried an annual interest rate of 7.6% and the balance including accrued interest as of May 21, 1996 was $311,310. The loan was satisfied by the surrender to the Company of 10,800 shares of Common Stock valued at $15.00 per share, with the balance paid in cash.

     As of September 30, 1995, the Company was in possession of land and building lots acquired from Erie Business Management Corporation ("EBMC"), a corporation controlled by Gerald A. Ryan, the Chairman of the Board and a director of the Company. The Company obtained the right to require EBMC to repurchase any or all of the remaining land and building lots during a period of 30 days commencing May 31, 1996. Upon exercise of this "put" right, EBMC would have the option of paying the purchase price in cash, marketable securities (including common stock of the Company) or a combination of both. On June 4, 1996, the Company exercised its right to "put" the land and building lots to EBMC. The total amount due from EBMC was $946,450, comprised of the land and building lots, carrying costs, accrued interest, the difference between any dividends paid in 1993 to Mr. Ryan and any profit recognized by the Company on any sales of the land or building lots prior to the exercise of the "put" option. The repurchase was satisfied in full by a combination of cash, common stock of the Company, the surrender for cancellation of 52,500 stock options held by Mr. Ryan and the conveyance to the Company of a building and related mortgage owned by Mr. Ryan, in which the Company had a 15 year capital lease. There was no gain or loss recorded by the Company as a result of the exercise of the "put".

     The Company has entered into employment contracts with Gerald A. Ryan, William E. Morgenstern and Jeffrey A. Conway, the Chief Financial Officer of the Company. The agreements are for a three year term commencing October 1, 1995. The Company paid $510,000 and $393,600 related to these agreements for the years ended September 30, 1997 and 1996, respectively. Payments for the year ending September 30, 1998 will be $535,000.

     The Company paid a brokerage fee of $170,000, and issued 37,500 warrants exercisable at the rate of $10 per share for a five year period ending September 1, 2000 to a company in which Robert B. Fagenson, a director of the Company, is a shareholder. The fee was incurred in connection with the acquisition of McKenzie Leasing Corporation in July 1995.

     In connection with the acquisition of D.A.M.S.L. Corp. ("DAMSL") in the fiscal year ended September 30, 1994, the Company entered into an employment contract, consulting agreements and non-compete agreements with Marc W. Joseffer, a director of the Company, and David Jones, the former shareholders of DAMSL. The employment agreement has payment terms of $172,666, $134,677 and $162,667 for the three year period ended in May 1996. The payment terms for the consulting and non-compete agreements are $165,428, $151,428, $275,428, $255,428, $295,428, $267,428 and $319,428 for 1994 and the six years next following. Expenses
related to the above agreements are expensed over the terms of the agreements and aggregated $268,761, $296,185 and $312,763 for the years ended September 30, 1997, 1996 and 1995, respectively.

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

                                                         YEARS ENDED SEPTEMBER 30,
                                                      --------------------------------
                                                      1993   1994   1995   1996   1997
                                                      ----   ----   ----   ----   ----
Open at Beginning of Period.........................   17     19     40     83    108
Opened..............................................    2      3     --     --     --
Acquired............................................   --     20     50     32     92
Closed or Combined..................................   --      2      7      7     16
                                                       --     --     --    ---    ---
Open at End of Period...............................   19     40     83    108    184
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

                                                                    YEARS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                              1997     1996     1995
                                                              ----     ----     ----
Revenues:...................................................
  Rental revenue............................................   88.0%    85.8%    85.4%
  Other revenue.............................................   12.0     14.2     14.6
                                                              -----    -----    -----
     Total revenues.........................................  100.0    100.0    100.0
Costs and operating expenses:
  Depreciation and amortization:
     Rental merchandise.....................................   23.1     25.9     29.5
     Property and equipment.................................    1.7      1.5      1.9
     Amortization of goodwill...............................    2.2      1.7      1.2
  Salaries and wages........................................   25.9     25.6     24.5
  Advertising...............................................    4.4      4.1      4.5
  Occupancy.................................................    6.8      6.4      6.7
  Other operating expense...................................   20.2     21.8     22.6
                                                              -----    -----    -----
     Total costs and operating expenses.....................   84.3     87.0     90.9
                                                              -----    -----    -----
  Operating income..........................................   15.7     13.0      9.1
  Interest expense..........................................   (3.6)    (2.9)    (4.1)
  Other income (expenses), net..............................   (0.4)      .1       .2
                                                              -----    -----    -----
     Income before income taxes.............................   11.7     10.2      5.2
  Income tax expense........................................   (5.3)    (4.6)    (1.6)
                                                              -----    -----    -----
     Income before extraordinary item.......................    6.4      5.6      3.6
  Extraordinary item........................................   (0.2)      --       --
                                                              -----    -----    -----
     Net income.............................................    6.2%     5.6%     3.6%
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

     The New Facility requires the Company to comply with certain covenants, including financial covenants. These covenants generally restrict the Company from incurring additional indebtedness, granting additional liens on its assets, making dividends or distributions, disposing of assets other than in the ordinary course, issuing additional stock, making additional acquisitions or making capital expenditures, in each case subject to certain exceptions. Under the New Facility, the Company is restricted from incurring additional indebtedness except secured indebtedness not exceeding $100,000, subordinated intercompany indebtedness, indebtedness incurred in connection with certain acquisitions permitted under the New Facility, certain capitalized leases or purchases of fixed assets with payments that do not exceed $2,000,000 in the aggregate in any fiscal year, and any other lease, which is not a capitalized lease, or the rental of any real or personal property of another entity with payments that do not exceed $250,000 in the aggregate in any fiscal year. The Company is also required to comply with the following financial covenants: maintain a maximum leverage ratio with respect to total funded debt and senior funded debt of 3.5 to 1 and 3.0 to 1, respectively; maintain a minimum interest coverage ratio of 3.5 to 1; and maintain a minimum tangible net worth of at least $13.2 million.

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

                                    PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS

     Certain information regarding the directors and executive officers of the Company is set forth below.

                   NAME                     AGE                    POSITION
                   ----                     ---                    --------
Gerald A. Ryan............................  62    Chairman of the Board and Director
                                                  President, Chief Executive Officer and
William E. Morgenstern....................  39    Director
William Lerner............................  61    Director and Secretary
Vincent A. Carrino........................  38    Director
Robert B. Fagenson........................  47    Director
Marc W. Joseffer..........................  49    Director
Jeffrey A. Conway.........................  40    Vice President and Chief Financial Officer
Ronald D. DeMoss..........................  46    Vice President and General Counsel
Kirk R. Smithee...........................  34    Chief Operating Officer

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

     Vincent A. Carrino has been director since January 1995 when he was elected by the Board for a one-year term expiring in 1996. At the 1996 Annual Meeting of Shareholders, Mr. Carrino was elected as a Class III director of the Company whose term expires in 1998. For more than the last five years, Mr. Carrino has been President of Brookhaven Capital Management, Inc., an investment management company headquartered in Menlo Park, California, which Mr. Carrino founded in 1986.

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

Registrant: RENT-WAY, INC.

By: /s/ WILLIAM E. MORGENSTERN
    -------------------------------
    President and Chief
    Executive Officer
    (Principal Executive Officer)

    November 5, 1998

    -------------------------------
    Date
By: /s/ JEFFREY A. CONWAY
    -------------------------------
    Vice President and Chief
    Financial Officer
    (Principal Financial and
    Accounting Officer)

    November 5, 1998

    -------------------------------
    Date

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                       TITLE                        DATE
                  ---------                                       -----                        ----

/s/ GERALD A. RYAN                                    Chairman of the Board of            November 5, 1998
---------------------------------------------         Directors
Gerald A. Ryan

/s/ WILLIAM E. MORGENSTERN                            Director                            November 5, 1998
---------------------------------------------
William E. Morgenstern

/s/ MARC W. JOSEFFER                                  Director                            November 5, 1998
---------------------------------------------
Marc W. Joseffer

/s/ ROBERT B. FAGENSON                                Director                            November 5, 1998
---------------------------------------------
Robert B. Fagenson

/s/ WILLIAM LERNER                                    Secretary and Director              November 5, 1998
---------------------------------------------
William Lerner

/s/ VINCENT CARRINO                                   Director                            November 5, 1998
---------------------------------------------
Vincent Carrino

/s/ PAUL N. UPCHURCH                                  Director                            November 5, 1998
---------------------------------------------
Paul N. Upchurch