Form 10-Q/A
period 1998-03-31
RENT WAY INC
filed 1998-11-05
CIK 893046

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            ------------------------

                        COMMISSION FILE NUMBER: 0-22026

                                 RENT-WAY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               PENNSYLVANIA                               25-1407782
     (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
              INCORPORATION)

                  ONE RENTWAY PLACE, ERIE, PENNSYLVANIA 16505
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  814-455-5378
                        (REGISTRANT'S TELEPHONE NUMBER)

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                                                           THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                MARCH 31             MARCH 31
                                                           ------------------    ----------------
                                                            1998        1997      1998      1997
                                                           ------      ------    ------    ------
Revenues:
  Rental revenue.........................................   89.1%       88.0%     88.7%     87.7%
  Other revenue..........................................   10.9        12.0      11.3      12.3
                                                           -----       -----     -----     -----
     Total revenues......................................  100.0%      100.0%    100.0%    100.0%
Costs and operating expenses:
  Depreciation and amortization:
  Rental merchandise.....................................   22.2        23.1      22.6      23.3
  Property and equipment.................................    1.4         1.4       1.6       1.5
  Amortization of goodwill...............................    2.3         2.1       2.3       2.0
                                                           -----       -----     -----     -----
     Total depreciation and amortization.................   25.9        26.6      26.5      26.8
Salaries and wages.......................................   24.8        25.1      25.3      26.3
Advertising..............................................    5.3         5.0       5.1       5.1
Occupancy................................................    6.7         7.1       6.8       6.9
Other operating expenses.................................   22.1        21.4      20.8      20.6
                                                           -----       -----     -----     -----
     Total costs and operating expenses..................   84.8        85.2      84.5      85.7
                                                           -----       -----     -----     -----
Operating income.........................................   15.2        14.8      15.5      14.3
Interest expense.........................................   (3.4)       (3.9)     (3.3)     (3.3)
Other income.............................................     --        (0.1)      0.2        --
                                                           -----       -----     -----     -----
Income before income taxes and extraordinary item........   11.8        10.8      12.4      11.0
Income tax expense.......................................    5.1         5.1       5.3       5.1
                                                           -----       -----     -----     -----
Income before extraordinary item.........................    6.7         5.7       7.1       5.9
Extraordinary item.......................................     --          --        --      (0.7)
                                                           -----       -----     -----     -----
Net income...............................................    6.7%        5.7%      7.1%      5.2%
                                                           -----       -----     -----     -----
Gain on redemption of preferred stock....................     --          --        --       0.7
                                                           -----       -----     -----     -----
Earnings applicable to common shares.....................    6.7%        5.7%      7.1%      5.9%
                                                           =====       =====     =====     =====

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 AND 1997

For the three months ended March 31, 1998 compared to the three months ended March 31, 1997, total revenues increased by $23.4 million (103.6%) to $45.9 million from $22.5 million. The increase was principally due to increased same store revenues and the inclusion of the results for the stores acquired during fiscal 1998. The stores acquired in the Champion acquisition accounted for $12.3 million (52.6%) of the increase, the stores acquired in the ACE acquisition accounted for $5.6 million (23.9%) of the increase, the stores acquired in the Rental King acquisition accounted for $2.8 million (12.0%) of the increase, the stores acquired in other fiscal 1997 acquisitions accounted for $1.3 million (5.5%) of the increase, and the Company's same stores accounted for $1.4 million (6.0%) of the increase. Other revenue increased by $2.3 million (85.4%) to $5.0 million from $2.7 million principally due to stores acquired in 1997.

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

Of the $120.0 million available under the Facility, approximately $7.0 million was outstanding at the date of the amendment and approximately $81.0 million was used for the acquisition of Champion and the extinguishment of its existing debt (see Note 4). The Facility expires on February 5, 2001. The Facility requires the Company to comply with certain covenants, including financial covenants. These covenants generally restrict the Company from incurring additional indebtedness, granting additional liens on its assets, making dividends or distributions, disposing of assets other than in the ordinary course, issuing additional stock, making additional acquisitions or making capital expenditures, in each case subject to certain exceptions. The Company is also required to comply with the following financial covenants: maintain a maximum leverage ratio with respect to total funded debt and senior funded debt of 3.75 to 1 and 3.25 to 1, respectively, dropping to 3.5 to 1 and 3.0 to 1, respectively, for quarters ended on and after September 30, 1998; maintain a minimum interest coverage ratio of 3.5 to 1; and maintain a minimum net worth of $90 million.

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

The following table presents information about the Company's market sensitive financial instruments. The table illustrates the principle and notional amounts, as well as the date of maturity, actual and weighted average pay and receive rates for all significant financial and derivative financial instruments in effect as of March 31, 1998:

      EXPECTED MATURITY DATES
       (DOLLARS IN MILLIONS):           1998       1999      2001      2002      2003    THEREAFTER
      -----------------------         --------   --------   ------   --------   ------   ----------
Debt:
     Existing credit facility Base
       rate option..................                        $  4.3
     - Actual floating rate, receive
       rate.........................                           9.0%
     Euro-rate option...............                        $ 83.0
     - Actual floating rate, receive
       rate.........................                         5.625%
     Convertible Subordinated
       Debentures...................                                                       $20.0
     - Actual fixed interest rate...                                                         7.0%
     Interest rate swap agreements:
     National City Bank, notional
       amount.......................                                            $ 30.0
     - Actual fixed interest rate,
       pay rate.....................                                             5.965%
     NationsBank, notional amount...                                            $ 20.0
     - Actual fixed interest rate,
       pay rate.....................                                             5.760%
     Manufacturers and Traders
       Trust,.......................                                            $ 10.0
          notional amount Actual
            fixed interest rate,
            payrate.................                                             5.925%

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


                                  RENT-WAY, INC.

Dated: November 5, 1998
                                  By:      /s/ JEFFREY A. CONWAY
                                    -----------------------------------
                                               Jeffrey A. Conway
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer
                                         and Duly Authorized Officer)