Form 10-K
period 1998-09-30
RENT WAY INC
filed 1998-12-30
CIK 893046

===============================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-K

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1998

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

                           Common Stock, no par value
                                (Title of class)

        Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Check if there is no disclosure of delinquent filers in response to Items 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Based on the closing sales price on December 23, 1998 the aggregate market value of stock held by non-affiliates of the issuer was $487,306,054.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

       CLASS OUTSTANDING AS OF DECEMBER 23 , 1998 Common Stock 21,125,887
================================================================================
Documents Incorporated by Reference Portions of the registrant's definitive proxy statement for the annual meeting of shareholders to be held March 10, 1999 are incorporated by reference into Part III of this Form 10-K

                                 RENT-WAY, INC.

                                     PART I

ITEM I BUSINESS

General

    Rent-Way, Inc. (the "Company") has been engaged in the rental-purchase business since 1981 and, as of December 15, 1998, operates 865 stores that provide quality brand name merchandise in 34 states. The Company offers home entertainment equipment, furniture, major appliances and jewelry to customers under full-service rental-purchase agreements that generally allow the customer to obtain ownership of the merchandise at the conclusion of an agreed upon rental period. Management believes that these rental-purchase arrangements appeal to a wide variety of customers by allowing them to obtain merchandise that they might otherwise be unable or unwilling to obtain due to insufficient cash resources or lack of access to credit or because they have a temporary, short-term need for the merchandise or a desire to rent rather than purchase the merchandise.

    The Company was formed in 1981 to operate a rental-purchase store in Erie, Pennsylvania. By 1993, as a result of acquisitions and new store openings, the Company was operating 19 stores in three states and had completed its initial public offering. As of September 30, 1998, principally as a result of acquisitions, the Company was operating 405 stores in 25 states. On December 10, 1998, the Company completed its merger with Home Choice Holdings, Inc. ("Home Choice"). Home Choice was one of the largest operators in the rental-purchase industry with 459 stores in 26 states primarily in the Southeast, Midwest and Southwest portions of the United States. In connection with the merger, the Company issued 10,024,821 million shares to the stockholders of Home Choice based on an exchange ratio of 0.588 Rent-Way shares for each Home Choice share. As a result of the merger, the Company is the second largest company in the rental purchase industry operating 865 stores in 34 states.

    The Company's principal executive offices are located at One RentWay Place, Erie, Pennsylvania 16505, and its telephone number is (814) 455-5378.

Fiscal 1998 Acquisitions

    On January 7, 1998, the Company completed the asset purchase of South Carolina Rentals, Inc., Paradise Valley Holdings, Inc., and L & B Rents, Inc., (collectively, "Ace Rentals"). The consideration paid in exchange for the assets was approximately $25.3 million in cash and the assumption of approximately $0.5 million in liabilities. Ace Rentals operated 46 rental-purchase stores in South Carolina and 4 stores in California and had annual revenues of approximately $22.0 million.

    On February 5, 1998, the Company acquired all of the stock of Champion Rentals, Inc. ("Champion") for a purchase price of approximately $69.1 million. Champion operated a chain of 145 rental-purchase stores located in Alabama, Arkansas, Florida, Georgia, Kentucky, Louisiana, North Carolina, Ohio, South Carolina, Tennessee, and Virginia with annual revenues of approximately $75.0 million.

    On July 21, 1998, the Company acquired the stock of Fast Rentals, Inc. ("Fast Rentals") for a purchase price of $2.0 million. Fast operated a chain of eight rental-purchase stores in Alabama and Georgia.

    On September 10, 1998, the Company completed the asset purchase of Cari Rentals, Inc. ("Cari"). The purchase price was approximately $7.3 million. Cari operated a 23-store rental purchase chain with stores located in Iowa, Missouri, Nebraska, and South Dakota and had annual revenues of approximately $7.7 million.

The Rental-Purchase Industry

    Begun in the mid-to-late 1960s, the rental-purchase business is a relatively new segment of the retail industry offering an alternative to traditional retail installment sales. The rental-purchase industry provides brand name merchandise to customers generally on a week-to-week or month-to-month basis under a full service rental agreement, which in most cases includes a purchase option. The customer may cancel the rental agreement at any time without further obligation by returning the product to the rental- purchase operator.

    The Association of Progressive Rental Organizations ("APRO"), the industry's trade association, estimated that at the end of 1998 the U.S. rental-purchase industry comprised approximately 7,500 stores providing 6.4 million products to
2.9 million households. Management believes that its customers generally have annual household incomes ranging from $20,000 to $40,000. Based on APRO estimates, the rental-purchase industry had gross revenues of $4.4 billion in 1998. The U.S. rental-purchase industry is highly fragmented, but is experiencing increasing consolidation. Based on APRO estimates, management believes that the ten largest industry participants account for approximately 50% of total industry stores and that the majority of the industry consists of operations with fewer than 20 stores. See "--Strategy", "--Competition."

    Management believes that the rental-purchase industry is experiencing increasing consolidation due to, among other factors, the recognition by smaller operators of the increased operating efficiencies and better competitive position achievable by combining with larger operators, greater availability of capital for larger operators, and the willingness of older operators to sell as a means of resolving business succession issues. Management believes that this trend toward consolidation of operations in the industry presents an opportunity for well-capitalized rental-purchase operators to continue to acquire additional stores on favorable terms.

Strategy

    Management   believes  that  the  Company's  continued  success  depends  on successful implementation of the following business strategies:

Acquiring and Opening New Stores

    The Company currently intends to expand its operations by acquiring existing stores and opening new stores, both within its present market areas and in geographic regions not currently served by the Company. At present, the majority of that expansion is expected to be accomplished through acquisitions. The Company believes that acquisitions can effectively increase the Company's market share while simultaneously expanding its customer base. In addition, in pursuing its growth strategies, the Company expects to benefit from both enhanced purchasing power and the ability to exploit economies of scale for certain operating expenses.

    The Company continually reviews acquisition opportunities, and management believes that a number of acquisition opportunities currently exist. The Company presently has no plans, proposals, arrangements or understandings with respect to significant acquisitions. In identifying targets for acquisition, the Company intends to focus on operations that complement the Company's existing markets, while remaining open to the possibility of making acquisitions in other areas. The Company has not established formal criteria for potential acquisitions. Generally, however, the Company seeks to acquire rental-purchase businesses that operate profitably and are located in geographic markets that complement the Company's existing stores or that the Company views as growth markets for the rental-purchase industry. The Company seeks to acquire such businesses at purchase prices that will permit the Company a prompt return on its investment in the form of increased earnings. The Company has no formal policy with respect to acquisitions with related entities. To date, no related party acquisitions have been considered nor does the Company anticipate considering such acquisitions in the future. Management believes that senior management's ability and experience provides the Company with a competitive advantage in the evaluation and consummation of acquisition opportunities.

    Following consummation of an acquisition, the Company appoints a dedicated team to oversee and monitor the integration of the acquired stores, including determining staffing, store merchandise and facility needs, budgets and performance goals. All acquired stores are promptly evaluated and, if necessary, remodeled. Management seeks to integrate acquired stores and the management information system of such stores within one to three months following an acquisition.

    In addition, the Company has formed a dedicated team to identify and open new stores in locations that complement the Company's existing stores.

Customer-Focused Philosophy

    Management believes that through the continued adherence to its "Welcome, Wanted and Important" business philosophy, it should be able to increase its new and repeat customer base, and thus the number of units it has on rent, thereby increasing revenues and net income. The "Welcome, Wanted and Important" philosophy is a method by which the Company seeks to create a store atmosphere conducive to customer loyalty. The Company attempts to create this atmosphere through the effective use of advertising and merchandising strategies, by maintaining the clean and well-stocked appearance of its stores and by providing a high level of customer service (such as the institution of a toll-free 1-800-RENTWAY complaint and comment line). The Company's advertising emphasizes brand name merchandise from leading manufacturers. In addition, merchandise selection within each product category is periodically updated to incorporate the latest offerings from suppliers. Services provided by the Company to the customer include home delivery, installations, ordinary maintenance and repair services and pick-up during the term of the contract at no additional charge. Store managers also work closely with each customer in choosing merchandise, setting delivery dates and arranging a suitable payment schedule. As part of the "Welcome, Wanted and Important" philosophy, store managers are empowered, encouraged and trained to make decisions regarding store operations subject only to certain Company-wide operating guidelines and general policies. Personnel of acquired stores are also evaluated for their ability to operate in accordance with the Company's customer focused philosophy.

Expanding the Company's Product Lines

    One of the Company's principal strategies is to provide the rental-purchase customer with the opportunity to obtain merchandise of higher quality than the merchandise available from its competitors on competitive terms. To this end, the Company attempts to maintain a broad selection of products while emphasizing better quality, higher priced merchandise. The Company intends to continue expanding its offerings of better quality, higher priced products in all product areas. Management believes that previous offerings of better quality, higher priced products have succeeded in both increasing the Company's profitability and attracting new customers to the Company's existing stores. In addition, the Company selectively tests new merchandise such as personal computers. Management believes that opportunities exist to provide additional or non-traditional merchandise to its customers.

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

Results-Oriented Compensation

    Management believes that an important reason for the Company's positive financial performance and growth has been the structure of its management compensation system, which provides incentives for regional and store managers to increase both store revenues and operating profits. A significant portion of the Company's regional and store managers' total compensation is dependent upon store performance. As further incentive, the Company grants managers stock options. Management believes that the Company's emphasis on incentive-based compensation is instrumental in the Company's ability to attract, retain and motivate its regional and store managers.

Manager Training and Empowerment

    Management believes that well-trained and empowered store managers are important to the Company's efforts to maximize individual store performance. The Company employs three full-time trainers who conduct classroom programs in the areas of sales, store operations and personnel management. These training programs often continue for several months and culminate in an exam. The Company requires its managers to attend, at Company expense, leadership and management programs offered by leading management and organization experts. The Company empowers its store managers by permitting them to make significant decisions involving store operations including personnel, merchandise, and collection decisions.

Operations

Company Stores

    As of December 15, 1998, the Company operates 865 stores in 34 states as follows:

                                    Number of                            Number of                             Number of
            Location                 Stores           Location             Stores         Location              Stores
        ----------------             ------       ----------------         ------     ----------------          ------
        Texas................          137        Pennsylvania......         25       Iowa...............          8
        Florida..............          103        Tennessee.........         25       West Virginia......          8
        Ohio.................          67         New York..........         20       Nevada.............          7
        South Carolina.......          64         Kentucky..........         19       Oklahoma...........          7
        Georgia..............          42         Colorado..........         13       New Mexico.........          5
        Louisiana............          42         Missouri..........         13       California.........          4
        North Carolina.......          39         Mississippi.......         12       Delaware...........          4
        Arkansas.............          33         Nebraska..........         12       Washington.........          4
        Virginia.............          31         Illinois..........         11       Utah...............          3
        Indiana..............          30         Maryland..........         11       South Dakota.......          2
        Michigan.............          28         Arizona...........         9        Idaho..............          1
        Alabama..............          26

    The Company's stores average approximately 3,000 square feet in floor space and are generally located in strip shopping centers in or near low to middle income neighborhoods. Often, such shopping centers offer convenient free parking to the Company's customers. The Company's stores are generally uniform in interior appearance and design and display of available merchandise. The stores have separate storage areas but generally do not use warehouse facilities. In selecting store locations, the Company uses a variety of market information sources to locate areas of a town or city that are readily accessible to low and middle income consumers. The Company believes that within these areas the best locations are in neighborhood shopping centers that include a supermarket. The Company believes this type of location makes frequent rental payments at its stores more convenient for its customers. Generally, the Company refurbishes its stores every two to three years.

    Product Selection

    The Company offers brand name home entertainment equipment (such as television sets, VCRs, camcorders and stereos), furniture, major appliances and jewelry. Major appliances offered by the Company include refrigerators, ranges, washers and dryers. The Company's product line currently includes the Zenith, RCA, Pioneer, JVC, Sharp and Panasonic brands in home entertainment equipment, the Kenmore, Crosley and General Electric brands in major appliances and the Ashley brand in furniture. The Company closely monitors customer rental requests and adjusts its product mix to offer rental merchandise desired by customers.

    For the year ended September 30, 1998, payments under rental-purchase contracts for home entertainment products accounted for approximately 47.1%, furniture for 26.3%, appliances for 22.6%, jewelry for 3.5% and other items for 0.5% of the Company's rental revenues. Customers may request either new merchandise or previously rented merchandise. Weekly rentals currently range from $4.99 to $59.99 for home entertainment equipment, from $1.99 to $49.99 for furniture, from $3.99 to $36.99 for major appliances and from $1.99 to $34.99 for jewelry. Previously rented merchandise is typically offered at the same weekly or monthly rental rate as is offered for new merchandise, but with an opportunity to obtain ownership of the merchandise after fewer rental payments.

Rental-Purchase Agreements

    Merchandise   is  provided  to  customers   under  written   rental-purchase
agreements that set forth the terms and conditions of the transaction. The Company uses standard form rental-purchase agreements which are reviewed by legal counsel and customized to meet the legal requirements of the various states in which they are to be used. Generally, the rental-purchase agreement is signed at the store, but may be signed at the customer's residence if the customer orders the product by telephone and requests home delivery. Customers rent merchandise on a week-to-week and, to a lesser extent, on a month-to-month basis with rent payable in advance. At the end of the initial and each subsequent rental period, the customer retains the merchandise for an additional week or month by paying the required rent or may terminate the agreement without further obligation. If the customer decides to terminate the agreement, the merchandise is returned to the store and is then available for rent to another customer. The Company retains title to the merchandise during the term of the rental-purchase agreement. If a customer rents merchandise for a sufficient period of time, usually 12 to 24 months, ownership is transferred to the customer without further payments being required. Rental payments are typically made in cash or by check or money order. The Company does not extend credit. See "--Government Regulation."

Product Turnover

    Generally, a minimum rental term of between 12 and 24 months is required to obtain ownership of new merchandise. Based upon merchandise returns for the year ended September 30, 1998, the Company believes that the average period of time during which customers rent merchandise is 16 to 17 weeks. However, turnover varies significantly based on the type of merchandise being rented, with certain consumer electronic products, such as camcorders and VCRs, generally being rented for shorter periods, while appliances and furniture are generally rented for longer periods. Each rental-purchase transaction requires delivery and pickup of the product, weekly or monthly payment processing and, in some cases, repair and refurbishment of the product. In order to cover the relatively high operating expenses generated by greater product turnover, rental-purchase agreements require larger aggregate payments than are generally charged under installment purchase or credit plans.

Customer Service

    The Company offers same day delivery, installation and pick-up of its merchandise at no additional cost to the customer. The Company also provides any required service or repair without charge, except for damage in excess of normal wear and tear. If the product cannot be repaired at the customer's residence, the Company provides a temporary replacement while the product is being repaired. The customer is fully liable for damage, loss or destruction of the merchandise, unless the customer purchases an optional loss/damage waiver. Most of the products offered by the Company are covered by a manufacturer's warranty for varying periods, which, subject to the terms of the warranty, is transferred to the customer in the event that the customer obtains ownership. Repair services are provided through in-house service technicians, independent contractors or under factory warranties. The Company offers Rent-Way Plus, a fee-based membership program that provides special loss and damage protection and an additional one year of service protection on rental merchandise, preferred treatment in the event of involuntary job loss, accidental death and dismemberment insurance and discounted emergency roadside assistance, as well as other discounts on merchandise and services.

    Collections

    Management believes that effective collection procedures are important to the Company's success in the rental-purchase business. The Company's collection procedures increase the revenue per product with minimal associated costs, decrease the likelihood of default and reduce charge-offs. Senior management, as well as store managers, use the Company's computerized management information system to monitor cash collections on a daily basis. In the event a customer fails to make a rental payment when due, store management will attempt to contact the customer to obtain payment and reinstate the contract or will terminate the account and arrange to regain possession of the merchandise. However, store managers are given latitude to determine the appropriate collection action to be pursued based on individual circumstances. Depending on state regulatory requirements, the Company charges for the reinstatement of terminated accounts or collects a delinquent account fee. Such fees are standard in the industry and may be subject to state law limitations. See "--Government Regulation." Despite the fact that the Company is not subject to the federal Fair Debt Collection Practices Act, it is the Company's policy to abide by the restrictions of such law in its collection procedures. If an item on rent is not returned or payment thereon is not received within 90 days of its due date, the Company's policy is to charge off the item. Charge-offs due to lost or stolen merchandise were approximately 2.6% and 3.0% of the Company's revenues for the years ended September 30, 1998 and 1997, respectively. The charge-off rate for chains with over 40 stores reporting to APRO in 1998 was 2.8%.

Management

    The Company's stores are organized geographically with several levels of management. At the individual store level, each store manager is responsible for customer relations, deliveries and pickups, inventory management, staffing and certain marketing efforts. A Company store normally employs one store manager, one assistant manager, two account managers, one full-time office manager and one full-time delivery and installation technician. The staffing of a store depends on the number of rental-purchase contracts serviced by the store.

    Each store manager reports to one regional manager, each of whom typically oversees six to eight stores. Regional managers are primarily responsible for monitoring individual store performance and inventory levels within their respective regions. The Company's regional managers, in turn, report to directors of operations, located at the Company's headquarters, who monitor the operations of their respective regions and, through the regional managers, individual store performance. The directors of operations report to the Vice President - Operations who is responsible for overall Company-wide store operations. Senior management at the Company's headquarters directs and coordinates purchasing, financial planning and controls, management information systems, employee training, personnel matters and acquisitions. Headquarters personnel also evaluate the performance of each store and conduct on-site reviews.

Management Information System

    The Company believes that its proprietary management information system provides it with a competitive advantage over many small rental-purchase operations. The Company uses an integrated computerized management information and control system to track each unit of merchandise and each rental-purchase agreement. The Company's system also includes extensive management software and report generating capabilities. Reports for all stores are reviewed daily by senior management and any irregularities are addressed the following business day. Each store is equipped with a computer system that tracks individual components of revenue, idle items, items on rent, delinquent accounts and other account information. Management electronically gathers each day's activity report through the computer located at the headquarters office. This system provides the Company's management with access to operating and financial information about any store location or region in which the Company operates and generates management reports on a daily, weekly, month-to-date and year-to-date basis for each store and every rental-purchase transaction. Utilizing the management information system, senior management, regional managers and store managers can closely monitor the productivity of stores under their supervision compared to Company-prescribed guidelines. This system has enabled the Company to expand its operations while maintaining a high degree of control over cash receipts, inventory, and merchandise units in repair and customer transactions. The Company has successfully integrated all of the stores acquired in fiscal year 1998 into its management information system. The integration of the stores acquired in the Home Choice merger is currently ongoing. While the Company believes its management information system is adequate to meet its needs for the foreseeable future, it continues to upgrade the system over time.

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

Marketing

    The Company promotes its products and services primarily through direct mail and, in certain markets, through television advertising and, to a lesser extent, through radio and secondary print media advertisement. The Company also solicits business by telephoning former and prospective customers. The Company has recently begun dedicating an increasing percentage of its marketing dollars to television advertising to build brand recognition in markets where it is economically attractive to do so. The Company's print advertisements emphasize product and brand name selection, prompt delivery and repair, and the absence of any downpayment, credit investigation or long-term obligation. Advertising expense as a percentage of revenue for the year ended September 30, 1998 was 4.8% as a percentage of total revenues. As the Company obtains new stores in its existing markets, the advertising expenses of each store in the market can be reduced by listing all stores in the same market-wide advertisement.

Competition

    The rental-purchase industry is highly competitive. The Company competes with other rental-purchase businesses and, to a lesser extent, with rental stores that do not offer their customers a purchase option. Competition is based primarily on rental rates and terms, product selection and availability, and customer service. With respect to consumers who are able to purchase a product for cash or on credit, the Company also competes with department stores, discount stores and retail outlets that offer an installment sales program or offer comparable products and prices. The Company's largest industry competitor, Renter's Choice, is national in scope and has significantly greater financial and operating resources and name recognition than does the Company.

Personnel

    As of September 30, 1998, the Company had approximately 2,439 employees, of whom 101 are located at the corporate office in Erie, Pennsylvania. None of the Company's employees are represented by a labor union. Management believes its relations with its employees are good.

Government Regulation

    Forty-six states have enacted laws regulating or otherwise impacting the rental-purchase transaction, including all of the states in which the Company's stores are located. These laws generally require certain contractual and advertising disclosures concerning the nature of the transaction and also provide varying levels of substantive consumer protection, such as requiring a grace period for late payments and contract reinstatement rights in the event the agreement is terminated for nonpayment. No federal legislation has been enacted regulating the rental-purchase transaction. The Company instructs its managers in procedures required by applicable law through training seminars and policy manuals and believes that it has operated in compliance with the requirements of applicable law in all material respects. In addition, the Company provides its customers with a toll-free number, 1-800-RENTWAY, to telephone corporate headquarters to report any irregularities in service or misconduct by its employees. Any such calls are reviewed daily and are the subject of immediate follow-up investigation by senior management.

Service Marks

    The Company has registered the "Rent-Way" service mark under the Lanham Act. The Company believes that this mark has acquired significant market recognition and goodwill in the communities in which its stores are located. The service mark "Rent-Way Because There's Really Only One Way" and "RentWay - the Right Way" and the related designs have also been registered by the Company. The Company has also prepared applications to register the following service marks:
"RentWay. The Right Way. Right Away.", "Lifetime Reinstatement", and "We're Changing the Way America Rents". In connection with the Home Choice merger, the Company acquired the "Home Choice" service mark, which is registered under the Lanham Act. Substantially all of the stores acquired in the Home Choice merger will initially be operated under the Home Choice name.

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

ITEM 2 DESCRIPTION OF PROPERTIES

    The Company leases all of its stores under operating leases that generally have terms of three to five years and require the Company to pay real estate taxes, utilities and maintenance. The Company has optional renewal privileges on most of its leases for additional periods ranging from three to five years at rental rates generally adjusted for increases in the cost of living. There is no assurance that the Company can renew the leases that do not contain renewal options, or that if it can renew them, that the terms will be favorable to the Company. Management believes that suitable store space is generally available for lease and that the Company would be able to relocate any of its stores without significant difficulty should it be unable to renew a particular lease. Management also expects that additional space will be readily available at competitive rates in the event the Company desires to open new stores. The Company's corporate office is in Erie, Pennsylvania and consists of approximately 34,000 square feet. It was acquired in June 1998. The Company also owns an office building in Erie, Pennsylvania, which is used for storage.

ITEM 3 LEGAL PROCEEDINGS

    From time to time the Company is a party to various legal proceedings arising in the ordinary course of its business. The Company is not currently a party to any material litigation, except litigation to which it succeeded to as a result of its acquisition of McKenzie Leasing Corporation in 1995, for which it is being indemnified and held harmless. In addition, the Company has been sued in an action brought in New York Supreme Court requesting damages in the amount of $50.0 million arising out of an accident whereby a Company truck struck and injured a child riding a bike. Such action is being defended by the Company's insurance carriers and management believes it has sufficient available insurance coverage such that this action will not have a material adverse effect on the Company.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II


ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded on the New York Stock Exchange under the symbol "RWY." The Company began trading on the New York Stock Exchange October 8, 1998. The Company's common stock was previously traded on the NASDAQ National Market under the symbol "RWAY". The following table sets forth, for the periods indicated, the high and low sales prices per share of the Common Stock as reported on the NASDAQ National Market.

                            Year Ended              Year Ended
                           September 30,           September 30,
                               1998                    1997
                      ----------------------  -------------
                         High        Low         High         Low
      First Quarter.     $20.50    $15.75       $ 12.63     $  8.25
      Second Quarter      24.75     17.31         12.81        8.75
      Third Quarter.      33.63     25.13         14.75        8.63
      Fourth Quarter      32.00     22.00         21.31       12.88

    Immediately prior to the Home Choice merger, there were 127 record shareholders of the Common Stock.

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

ITEM 6 SELECTED FINANCIAL DATA

    The following selected financial data for the years ended September 30, 1994, 1995, 1996, 1997 and 1998 were derived from the Company's financial statements audited by PricewaterhouseCoopers LLP, independent accountants. The historical financial data are qualified in their entirety by, and should be read in conjunction with, Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements of the Company and the notes thereto included elsewhere in this document.

                                                                            Year Ended September 30,
                                                               1994(1)     1995(2)    1996(3)    1997(4)  1998(5)
                  Statement of income data:
                  Revenues:
                  Rental revenue............................  $ 12,111    $ 24,080   $ 43,891   $77,498   $157,714
                  Other revenue.............................     1,897       4,114      7,280    10,948      19,613
                                                              --------    --------   --------   -------  ----------
                    Total revenues..........................    14,008      28,194     51,171    88,446    177,327
                  Costs and operating expenses:
                  Depreciation and amortization:
                    Rental merchandise......................     4,073       8,312     13,229    20,314     39,236
                    Property and equipment..................       331         525        775     1,530      2,894
                    Amortization of goodwill................       108         334        875     1,926      4,334
                  Salaries and wages........................     4,024       6,909     13,101    22,810     45,182
                  Advertising...............................       540       1,259      2,123     3,899      8,481
                  Occupancy.................................     1,006       1,888      3,269     5,988     11,938
                  Other operating expenses..................     3,256       6,387     11,148    18,193      36,606
                                                              --------    --------   --------   -------  ----------
                    Total costs and operating expenses......    13,338      25,614     44,520    74,660    148,671
                                                              --------    --------   --------   -------  ---------
                    Operating income........................       670       2,580      6,651    13,786     28,656
                  Interest expense..........................      (542)     (1,162)    (1,493)   (3,130)    (6,507)
                  Other income (expense), net...............        89          36         70      (342)
                                                              --------    --------   --------   -------
                                                                                                              (351)
                    Income before income taxes and
                  extraordinary                                    217       1,454      5,228    10,314     21,798
                       item.................................
                  Income tax expense (benefit)..............        --         445      2,381     4,629       9,221
                                                              --------    --------   --------   -------  ----------
                    Income before extraordinary item........       217       1,009      2,847     5,685     12,577
                  Extraordinary item........................        --          --         --      (269)        --
                                                              --------    --------   --------   -------   --------
                    Net income..............................       217       1,009      2,847     5,416     12,577
                  Preferred stock (dividend) /gain on
                      redemption............................        --         (38)      (129)      280         --
                                                              --------    --------   --------   -------   --------
                    Earnings applicable to common shares....  $    217    $    971   $  2,718   $ 5,696    $12,577
                                                              ========    ========   ========   =======   ========
                  Earnings per common share--Diluted........  $   0.06    $   0.22   $   0.46   $   0.75  $    1.08
                                                              ========    ========   ========   ======== ==========
                  Balance sheet data (at end of period):
                    Rental merchandise, net.................  $  7,068    $ 12,593   $ 17,862   $35,132  $   77,953
                    Goodwill, net...........................     4,336      14,893     21,867    43,447    136,399
                    Total assets............................    15,129      36,155     49,974    96,288    250,577
                    Debt....................................     7,255      19,151     12,979    48,156    119,042
                    Total liabilities.......................     9,167      22,545     18,134    55,331    138,286
                    Redeemable preferred stock..............        --       2,750      1,121        --         --
                    Shareholders' equity....................     5,962      10,860     30,719    40,957    112,292
----------

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

(4) During the year ended September 30, 1997, the Company acquired 92 rental-purchase stores, 15 of which were acquired on January 2, 1997 from Bill Coleman TV, Inc. and 70 of which were acquired on February 6, 1997 from Perry Electronics, Inc. d/b/a Rental King, which affects the comparability of the historical financial information for the periods presented.

(5) During the year ended September 30, 1998, the Company acquired 226 rental-purchase stores, 50 of which were acquired on January 7, 1998 from Ace Rentals, 145 of which were acquired on February 5, 1998 from Champion, eight of which were acquired on July 21, 1998 from Fast Rentals, and 23 of which were acquired on September 10, 1998 from Cari, which affects the comparability of the historical financial information for the periods presented.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

    As of September 30, 1998, the Company operated 405 rental-purchase stores located in 25 states. Primarily through acquisitions, the number of stores operated by the Company has increased from 19 as of September 30, 1993 to 405 as of September 30, 1998. The following table shows the number of stores opened, acquired and/or combined during this six-year period.

                                                                        Years Ended September 30,
                                         Stores              1993     1994     1995    1996     1997    1998
                               --------------------------  -------  -------  ------- -------  -------   ----
                               Open at Beginning of            17       19       40      83      108       184
                               Period....................
                               Opened....................       2        3       --      --       --        13
                               Acquired..................      --       20       50      32       92       226
                               Closed or Combined........      --        2                7       16
                                                           ------   ------   -------- -----    -----
                                                                             7                             18
                                                                             -                             --
                               Open at End of Period.....      19       40       83     108      184
                                                           ======   ======   ======   =====    =====
                                                                                                           405

    During the year ended September 30, 1998, the Company acquired 226 stores (the "1998 Acquisitions"). On January 7, 1998, the Company acquired 46 stores in South Carolina and 4 stores in California from Ace Rentals (the "Ace Rentals Acquisition"). On February 5, 1998, the Company acquired 145 stores located in Alabama, Arkansas, Florida, Georgia, Kentucky, Louisiana, North Carolina, Ohio, South Carolina, Tennessee, and Virginia from Champion (the "Champion Acquisition"). In July 1998, the Company acquired eight rental purchase stores in Alabama and Georgia from Fast Rentals (the "Fast Rentals Acquisition"). In September 1998, the Company acquired 23 stores located in Iowa, Missouri, Nebraska, and South Dakota from Cari Rentals (the "Cari Rentals Acquisition"). In connection with these acquisitions, as with all of its acquisitions, the Company implemented a strategy to improve the operations of the acquired stores. As part of this strategy, the Company purchases new merchandise, upgrades the appearance of the stores, increases the amount of advertising utilized per store, and implements a training program for store employees.

     On December 10, 1998, the Company completed the merger with Home Choice Holdings, Inc. ("Home Choice") and now operates 865 stores in 34 states. The Company is currently the second largest company in the rental-purchase industry. The Company has begun integrating the stores acquired from Home Choice into the Company's operations, which integration expected to be completed the second quarter of fiscal 1999. The Company has incurred approximately $10 million of expenses in the first quarter of fiscal 1999 relating to the Home Choice merger. Although the Company's goal is to realize cost savings and synergies and to improve performance of the Home Choice stores, there can be no assurance that such goal will be realized or that the Company will not incur additional expenses in connection with the integration of the Home Choice stores.

Results of Operations

    As an aid to understanding the Company's operating results, the following table expresses certain items of the Company's Statements of Income for the years ended September 30, 1998, 1997 and 1996 as a percentage of total revenues.

                                                                               Years ended
                                                                              September 30,
                                                                        1998       1997      1996
                                                                     ---------  --------- -------
                                  Revenues:.........................
                                    Rental revenue..................     88.9%      87.6%     85.8%
                                    Other revenue...................     11.1       12.4      14.2
                                                                     --------   --------  --------
                                       Total revenues...............    100.0      100.0     100.0
                                  Costs and operating expenses:
                                    Depreciation and amortization:
                                       Rental merchandise...........     22.1       23.0      25.9
                                       Property and equipment.......      1.6        1.7       1.5
                                       Amortization of goodwill.....      2.5        2.2       1.7
                                    Salaries and wages..............     25.5       25.8      25.6
                                    Advertising.....................      4.8        4.4       4.1
                                    Occupancy.......................      6.7        6.8       6.4
                                    Other operating expense.........     20.6       20.6      21.8
                                                                     --------   --------  --------
                                       Total costs and operating         83.8       84.5      87.0
                                                                     --------   --------  --------
                                  expenses..........................
                                    Operating income................     16.2       15.5      13.0
                                    Interest expense................     (3.7)      (3.5)     (2.9)
                                    Other income (expenses), net....     (0.2)      (0.4)      0.1
                                                                     --------   --------  --------
                                       Income before income taxes
                                     and        extraordinary item..     12.3       11.6      10.2
                                    Income tax expense..............     (5.2)      (5.2)     (4.6)
                                                                     --------   --------  --------
                                       Income before extraordinary        7.1        6.4       5.6
                                  item..............................
                                    Extraordinary item..............     --         (0.3)      --
                                                                     ------     --------  -------
                                       Net income...................      7.1%       6.1%      5.6%
                                                                     ========   ========  ========


Comparison of Years Ended September 30, 1998 and 1997

    For the year ended September 30, 1998 as compared to the year ended September 30, 1997, total revenues increased to $177.3 million from $88.4 million, or 100.0%. The increase was due to the inclusion of a full year's results for the stores acquired by the Company in fiscal 1997 (the "1997 Acquisitions"), a partial year's operations for the stores acquired in the 1998 Acquisitions, a partial year's operations for the stores opened in fiscal 1998, and increased same store revenues. The stores acquired in the Champion Acquisition, consummated on February 5, 1998, accounted for $51.1 million, or 57.5%, of the increase, the stores acquired in the Ace Rentals Acquisition, consummated on January 7, 1998, accounted for $15.9 million, or 17.9%, of the increase, the stores acquired in the 1997 Acquisitions accounted for $17.8 million, or 20.0%, of the increase, the Company's same stores accounted for $2.0 million, or 2.3%, of the increase, other 1998 Acquisitions accounted for $1.1 million, or 1.2%, of the increase and stores opened in fiscal 1998 accounted for $1.0 million, or 1.1% of the increase.

    For the  year  ended  September  30,  1998 as  compared  to the  year  ended
September 30, 1997, total costs and operating expenses increased to $148.7 million from $74.7 million principally as a result of costs and operating expenses associated with the 1997 Acquisitions, the Ace Rentals Acquisition, and the Champion Acquisition, but decreased to 83.8% from 84.5% of total revenues. This resulted principally from a decrease in depreciation expense as a percentage of total revenues and salaries and wages as a percentage of total revenues. Depreciation expense related to rental merchandise increased to $39.2 million from $20.3 million, but decreased to 22.1% from 23.0% of total revenues principally due to increases in weekly rental rates, lower purchase costs of rental merchandise due to increased volume, and improved realization of collectible rent. Amortization of goodwill increased to 2.5% from 2.2% of total revenues principally because of the increase in goodwill related to the Ace Rentals Acquisition and the Champion Acquisition. Salaries and wages increased by $22.4 million to $45.2 million from $22.8 million principally due to the addition of 318 new stores and additions to corporate personnel. The 318 new stores from recent acquisitions produced additional store and regional manager payroll costs of $16.1 million and $1.8 million, respectively. The additions to corporate personnel resulted in additional salaries and wages of $3.7 million. Same store payroll increased $0.3 million. New store openings produced additional payroll expense of $0.5 million. Salaries and wages as a percentage of total revenues decreased 0.3% to 25.5% from 25.8%. Advertising expense increased to $8.5 million from $3.9 million principally due to the addition of stores associated with the Ace Rentals Acquisition and the Champion Acquisition. Advertising expense increased to 4.8% from 4.4% of total revenues. Occupancy expense increased to $11.9 million from $6.0 million principally due to the addition of stores associated with the Ace Rentals Acquisition and the Champion Acquisition, but decreased to 6.7% from 6.8% of total revenues. Other operating expenses increased to $36.6 million from $18.2 million primarily due to the addition of the stores acquired in the Ace Rentals Acquisition and the Champion Acquisition. Other operating expense as a percentage of total revenue remained constant at 20.6%.

    For the year ended September 30, 1998 as compared to the year ended September 30, 1997, operating income increased to $28.7 million from $13.8 million, or 107.9%, and increased to 16.2% from 15.5% of total revenues. The $14.9 million increase in operating income and the 0.7% increase in operating income as a percentage of total revenues occurred principally because of the successful integration and conversion of the stores acquired in the 1997 Acquisitions, the Ace Rentals Acquisition, and the Champion Acquisition, the increase in same-store revenues, and the other factors discussed above.

    For the year ended September 30, 1998 as compared to the year ended September 30, 1997, interest expense increased to $6.5 million from $3.1 million, and increased to 3.7% from 3.5% of total revenues due to an increase in debt to $119.0 million from $48.2 million. This increase is principally the result of the Champion Acquisition and the extinguishment of its existing debt with $81.0 million in funds drawn on the Company's senior credit facility.

    For the year ended September 30, 1998 as compared to the year ended September 30, 1997, income tax expense increased to $9.2 million from $4.6 million principally because the Company generated greater taxable income. The Company is recording income tax expense based on an effective tax rate of 42.3%, which is higher than the statutory tax rates, principally because amortization expense related to goodwill incurred in connection with certain acquisitions is not deductible for tax purposes.

    For the year ended September 30, 1998 as compared to the year ended September 30, 1997, net income increased to $12.6 million from $5.4 million, or 132.2%. The increase, which resulted in net income increasing to 7.1% from 6.1% of total revenues, was due to the factors discussed above.

Comparison of Years Ended September 30, 1997 and 1996

    For the  year  ended  September  30,  1997 as  compared  to the  year  ended
September 30, 1996, total revenues increased to $88.4 million from $51.2 million, or 72.8%. The increase was due to the inclusion of a full year's results for the stores acquired by the Company in fiscal 1996 (the "1996 Acquisitions"), a partial year's operations for the stores acquired in the 1997 Acquisitions, and increased same store revenues. The stores acquired in the Company's acquisition of Perry Electronics, Inc. d/b/a/ Rental King (the "Rental King Acquisition"), consummated on February 6, 1997, accounted for $16.8 million, or 45.2%, of the increase, the stores acquired in the Company's acquisition of Bill Coleman TV, Inc. (the "Coleman Acquisition"), consummated on January 2, 1997, accounted for $6.1 million, or 16.4%, of the increase, the stores acquired in the 1996 Acquisitions accounted for $11.2 million, or 30.1%, of the increase, the Company's same stores accounted for $2.4 million, or 6.5%, of the increase, and other 1997 Acquisitions accounted for $0.7 million, or 1.8%, of the increase.

    For the  year  ended  September  30,  1997 as  compared  to the  year  ended
September 30, 1996, total costs and operating expenses increased to $74.7 million from $44.5 million principally as a result of costs and operating expenses associated with the 1996 Acquisitions, the Coleman Acquisition, and the Rental King Acquisition, but decreased to 84.5% from 87.0% of total revenues. This resulted principally from a decrease in depreciation expense as a percentage of total revenues and other operating expenses as a percentage of total revenues. Depreciation expense related to rental merchandise increased to $20.3 million from $13.2 million, but decreased to 23.0% from 25.9% of total revenues principally due to increases in weekly rental rates, lower purchase costs of rental merchandise due to increased volume, and improved realization of collectible rent. Amortization of goodwill increased to 2.2% from 1.7% of total revenues principally because of the increase in goodwill related to the Coleman Acquisition and the Rental King Acquisition. Salaries and wages increased to $22.8 million from $13.1 million principally due to the addition of the store personnel associated with the 1996 Acquisitions, the Coleman Acquisition, the Rental King Acquisition, and the addition of several key management personnel in the Company's operations, human resource, marketing, accounting, and information systems departments. Salaries and wages were 25.8% and 25.6% of total revenues for the years ended September 30, 1997 and 1996, respectively. Advertising expense increased to $3.9 million from $2.1 million principally due to the addition of stores associated with the Coleman Acquisition and the Rental King Acquisition. Advertising expense increased to 4.4% from 4.1% of total revenues. Occupancy expense increased to $6.0 million from $3.3 million principally due to the addition of stores associated with the Coleman Acquisition and the Rental King Acquisition, and increased to 6.8% from 6.4% of total revenues. Other operating expenses increased to $18.2 million from $11.1 million principally due to the addition of the stores acquired in the Coleman Acquisition and the Rental King Acquisition, but decreased to 20.6% from 21.8% of total revenues.

    For the year ended September 30, 1997 as compared to the year ended September 30, 1996, operating income increased to $13.8 million from $6.7 million, or 107.3%, and increased to 15.5% from 13.0% of total revenues. The $7.1 million increase in operating income and the 2.5% increase in operating income as a percentage of total revenues occurred principally because of the successful integration and conversion of the stores acquired in the 1996 Acquisitions, the Coleman Acquisition in January 1997, and the Rental King Acquisition in February 1997, the increase in same-store revenues, and the other factors discussed above.

    For the year ended September 30, 1997 as compared to the year ended September 30, 1996, interest expense increased to $3.1 million from $1.5 million, and increased to 3.5% from 2.9% of total revenues principally due to borrowings drawn on the Company's credit facility in connection with the Coleman Acquisition and the issuance by the Company of $20.0 million of 7% Convertible Subordinated Debentures due 2007 (the "Debentures") in connection with the Rental King Acquisition.

    For the year ended September 30, 1997 as compared to the year ended September 30, 1996, income tax expense increased to $4.6 million from $2.4 million principally because the Company generated greater taxable income and because of the decrease in the Company's net deferred tax asset for the year ended September 30, 1997. The decrease in the deferred tax asset of $0.4 million was comprised of the deferred tax provision of $1.2 million, offset by $0.8 million of deferred tax asset recorded in connection with the Coleman Acquisition. Sufficient taxable income exists in the carryback periods to recognize the deferred tax asset, accordingly, no valuation allowance has been recognized. The Company is recording income tax expense based on an effective tax rate of 44.9%, which is higher than the statutory tax rates, principally because amortization expense related to goodwill incurred in connection with certain acquisitions is not deductible for tax purposes.

    For the year ended September 30, 1997 as compared to the year ended September 30, 1996, net income increased to $5.4 million from $2.8 million, or 90.2%. The increase, which resulted in net income increasing to 6.1% from 5.6% of total revenues, was due to the factors discussed above.

Liquidity and Capital Resources

    On December 10, 1998 the Company entered into a new collateralized term loan and revolving credit facility (the "New Facility") with a syndicate of banks led by National City Bank of Pennsylvania ("National City Bank"), NationsBank, N.A. ("NationsBank") and Harris Trust and Savings Bank ("Harris Trust") providing for term loans of approximately $115.0 million and revolving loans and letters of credit of up to approximately $92.0 million (subject to an initial availability of $87.0 million and, thereafter, to formula-based availability), with the ability to add other banks to the syndicate during the first 90 days of the New Facility to increase the term loans to $125.0 million and the maximum amount of the revolving loans and letters of credit to $100.0 million. The syndicate consists of eight banks, with National City Bank, NationsBank and Harris Trust each committed for a ratable share of 16.86746%, Star Bank committed for a ratable share of 12.04819%, LaSalle National Bank committed for a ratable share of 10.84337%, each of Sun Trust Bank, Central Florida, National Association and Manufacturers Traders Trust Company committed for a ratable share of 9.63855% and Mercantile Bank of St. Louis, N.A. committed for a ratable share of 7.22891%. Of the approximately $202.0 million initially available under the New Facility, approximately $111.0 million was used to refinance previously existing senior indebtedness of the Company and $71.0 million was used to pay indebtedness of Home Choice assumed in connection with the Home Choice merger.

    The New Facility requires the Company to comply with certain covenants, including financial covenants. These covenants generally restrict the Company from incurring additional indebtedness, granting additional liens on its assets, making dividends or distributions, disposing of assets other than in the ordinary course, issuing additional stock, making additional acquisitions or making capital expenditures, in each case subject to certain exceptions. Under the New Facility, the Company is restricted from incurring additional indebtedness except additional purchase money indebtedness not exceeding $100,000, subordinated intercompany indebtedness, indebtedness incurred in connection with certain acquisitions permitted under the New Facility, certain capitalized leases or purchases of fixed assets with payments that do not exceed $10 million in the aggregate in any fiscal year, and any other lease, which is not a capitalized lease, or the rental of any real or personal property of another entity with payments that do not (other than for leases of retail store sites and motor vehicles) exceed $250,000 in the aggregate in any fiscal year. The Company is also required to comply with the following financial covenants: maintain a maximum leverage ratio with respect to total funded debt of 4.0 to
1.0 (decreasing periodically until reaching 2.5 to 1.0 by July 1, 2002), maintain a minimum interest coverage ratio of 3.0 to 1.0 (increasing periodically until reaching 5.0 to 1.0 by April 1, 2002), maintain a minimum net worth of $217 million (increasing with earnings and acquisitions) and maintain a minimum fixed charge coverage ratio of 1.2 to 1.0.

    On June 1, 1998, the Company purchased a 34,000 square foot building to be used as its new corporate headquarters. The purchase price of the building was $3.7 million. The Company paid $2.0 million in cash at the time of closing, and delivered a one year, non-interest bearing secured promissory note for the remainder of the purchase price.

    On February 5, 1998, the Company amended its then existing senior credit facility with a syndicate of banks led by National City Bank of Pennsylvania. The amended facility (the "Amended Facility"), co-led by National City Bank of Pennsylvania, acting as syndication and administrative agent, and NationsBank, N.A. as documentation agent, provided for loans and letters of credit up to $120.0 million. Of the $120.0 million available under the Amended Facility, approximately $7.0 million was outstanding at the date of the amendment and approximately $81.0 million was used for the acquisition of Champion and the extinguishment of its existing debt (see Note 4 to Financial Statements).

    On December 2, 1997, the Company completed a public offering of 2,587,250 shares of Common Stock. Of the 2,587,250 shares of Common Stock offered, 2,500,000 shares were offered by the Company and 87,250 were offered by certain selling shareholders. The Company also granted the underwriters an option to purchase an additional 388,088 shares of Common Stock to cover over-allotments. On December 30, 1997, the underwriters exercised this option. The shares were offered at a price of $17.25 per share. The Company received net proceeds (less underwriters discount and selling expenses) of $47.0 million. The Company used these proceeds to repay outstanding borrowings of $23.0 million under the Company's then existing credit agreement (see note 7 to Financial Statements).

    On October 8, 1997, the Company exercised its right to convert $7,000,000 in subordinated convertible notes ("the Notes") held by Massachusetts Mutual Life Insurance Company. The Indebture governing the Notes allowed the Company to force conversion when the market price of the Company's common stock exceeded $16.50 per share for a twenty consecutive day period. The Notes converted into 704,223 shares of the Company's common stock, at a conversion price of $9.94 per share.

    For the year ended September 30, 1998, the Company's net cash provided by operating activities increased to $4.1 million from $0.7 million for the year ended September 30, 1997. This increase was primarily due to a $22.8 million increase in non-cash depreciation and amortization, a $7.2 million increase in net income, and a $3.4 million increase in deferred income taxes offset by a $29.9 million increase in rental merchandise purchases and a $1.8 million increase in prepaid expenses. The increase in depreciation and amortization and rental merchandise resulted primarily from the Ace Rentals Acquisition and the Champion Acquisition, which significantly increased the size of the Company.

    For the year ended September 30, 1998 as compared to the year ended September 30, 1997, the Company's net cash used in investing activities increased to $119.0 million from $30.6 million. The increase in net cash used in investing activities was principally due to the 1998 Acquisitions and the remodeling costs and computer hardware costs incurred in connection with the Ace Rentals Acquisition and the Champion Acquisition.

    For the year ended September 30, 1998, as compared to the year ended September 30, 1997, the Company's net cash provided by financing activities increased to $115.5 million from $30.4 million. This increase in net cash provided by financing activities was principally due to funds received from the Company's public stock offering and funds drawn on the Company's credit facility in connection with the Champion Acquisition (see Note 4 to Financial Statements). Historically, the Company's growth has been financed through internally generated working capital, borrowings under its available credit facilities and, in connection with acquisitions, issuances of its Common Stock, Preferred Stock and Convertible Debt. During fiscal 1998, the Company's acquisitions were financed by a combination of cash generated by the Company's public stock offering and borrowings under the Amended Facility.

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

    The following table presents information about the Company's market sensitive financial instruments. The table illustrates the principle and notional amounts, as well as the date of maturity, actual and weighted average pay and receive rates for all significant financial and derivative financial instruments in effect as of September 30, 1998:


                            Expected Maturity Dates (1)
                              (dollars in millions):          1998   1999    2001     2002    2003   Thereafter
                      -------------------------------------- ----------------------  --------------- ----------
                      Debt:
                        Existing credit facility, Base                                     $17.3
                      rate option...........................
                       --Actual floating rate...............                               8.750%
                        Existing credit facility, Euro-rate option..                       $80.0
                       --Actual floating rate...............                               7.594%
                        Convertible Subordinated Debentures.                                            $20.0
                       --Actual fixed interest rate.........                                              7.0%
                      Interest rate swap agreements:
                        National City Bank, notional amount.                               $30.0
                        --Actual fixed interest rate pay                                    5.965%
                      rate..................................
                        --Actual variable interest rate
                         receive rate, (based on 3 month                                   5.594%
                         LIBOR)..............................
                        NationsBank, notional amount........                               $20.0
                       --Actual fixed interest rate pay                                    5.760%
                      rate..................................
                        --Actual variable interest rate
                         receive rate, (based on 3 month                                   5.594%
                         LIBOR)..............................
                        Manufacturers and Traders Trust,
                        notional amount.....................                               $10.0
                       --Actual fixed interest rate pay                                    5.925%
                      rate..................................
                        --Actual variable interest rate
                         receive rate, (based on 3 month                                   5.594%
                         LIBOR)..............................
                      (1) reflects the terms of the current financing

Inflation

    During the year ended September 30, 1998, the cost of rental merchandise, store lease rental expense and salaries and wages have increased modestly. These increases have not had a significant effect on the Company's results of operations because the Company has been able to charge commensurately higher rental for its merchandise. This trend is expected to continue in the foreseeable future.

                                  OTHER MATTERS

    In March 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure" effective for fiscal years beginning after December 15, 1997. The Company adopted this standard in fiscal 1998. The adoption of SFAS No. 129 had no impact on the Company's financial statements.

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has had no items of other comprehensive income.

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" effective for fiscal years beginning after December 15, 1997. This Statement requires that public business enterprises report certain information about operating segments in annual and interim financial statements. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. The Company is currently evaluating the provisions of this statement.

    In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 132 will have no impact on the Company's financial statements.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently evaluating the provisions of this statement.

    The Accounting Standards Executive Committee Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), issued in March 1998 and effective for fiscal years beginning after December 15, 1998 with earlier application permitted, provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Company is currently evaluating the provisions of this statement.

     The Accounting Standards Executive Committee Statement of Position 98-5, "Accounting for the Costs of Start-up Activities" ("SOP 98-5"), issued in April 1998 and effective for fiscal years beginning after December 15, 1998 with earlier application permitted, provides guidance on financial reporting of start up costs and organization costs. The Company is currently evaluating the provisions of this statement.

                                YEAR 2000 ISSUES

    The Company utilizes management information systems and software technology that may be affected by Year 2000 issues throughout its operations. During fiscal 1998 the Company began to implement plans to ensure those systems continue to meet its internal and external requirements. All the Company's remote locations operate on an internally developed point of sale system. This system utilizes a peer to peer, Windows 95 local area network. Communications between remote locations and the corporate office are handled via e-mail through the internet. After completion of testing, the Company has determined that its point of sale system is Year 2000 compliant. As a result of the Company's growth, a decision was made to upgrade information systems at the corporate office. The installation and implementation of a Year 2000 compliant PeopleSoft software package will be complete by January 1, 1999. This package encompasses all accounting functions, payroll, human resources and benefit administration requirements. The system will operate in an n-tier environment on a Windows NT platform. The cost of all hardware, software, training and implementation costs is expected to be approximately $1.5 million, the majority of which was incurred in fiscal 1998. In addition to the PeopleSoft package, the Company is implementing a Year 2000 compliant J. Driscoll Package for cash management. This package will operate on the same platform as the PeopleSoft package.

    The Company has developed questionnaires and contacted key suppliers regarding their Year 2000 compliance to determine any impact on its operations. In general, the suppliers have developed or are in the process of developing plans to address Year 2000 issues. The Company will continue to monitor and evaluate the progress of its suppliers on this critical matter. The Company is also reviewing its non-information technology systems to determine the extent of any changes that may be necessary and believes that there will be minimal changes required for compliance.

    Based on the progress the Company has made in addressing its Year 2000 issues and the Company's plan and timeline to complete its compliance program, the Company does not foresee significant risks associated with its Year 2000 compliance at this time. As the Company's plan is to address its significant Year 2000 issues prior to being affected by them, it has not developed a comprehensive contingency plan. However, if the Company identifies significant risks related to its Year 2000 compliance or its progress deviates from the anticipated timeline, the Company will develop contingency plans as deemed necessary at that time.

                              CAUTIONARY STATEMENT

    This Report on Form 10-K and the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's Annual Report to Shareholders, any Report on Form 10-Q or Current Report on Form 8-K or any other written or oral statements made by or on behalf of the Company may include forward looking statements. Forward-looking statements represent the Company's expectations or beliefs concerning future events. Any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, (i) the ability of the Company to acquire additional rental-purchase stores on favorable terms, (ii) the ability of the Company to improve the performance of such acquired stores and to integrate such acquired stores into the Company's operations, and (iii) the impact of state and federal laws regulating or otherwise affecting the rental-purchase transaction.

    Undo reliance should not be placed on any forward-looking statements made by or on behalf of the Company as such statements speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, the occurrence of future events or otherwise.


ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                     Page
                            Index to Financial Statements.........................................     17
                              Report of Independent Accountants...................................     18
                              Financial Statements:
                                Balance Sheets, September 30, 1998 and 1997.......................     19
                                Statements of Income, Years Ended September 30, 1998, 1997 and         20
                                1996..............................................................
                                Statements of Shareholders' Equity, Years Ended September 30,
                                1998, 1997 and 1996...............................................     21
                                Statements of Cash Flows, Years Ended September 30, 1998, 1997         22
                                and 1996..........................................................
                                Notes to Financial Statements.....................................     23


                                 RENT-WAY, INC.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Rent-Way, Inc.:

    In our opinion, the accompanying balance sheets and the related statements of income, shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Rent-Way, Inc. at September 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                                   PricewaterhouseCoopers LLP



Cleveland, Ohio
December 10, 1998


                                                           RENT-WAY, INC.

                                                           BALANCE SHEETS

                                                                                         September 30,
                                                                                      1998          1997
                                                                                  ------------  ------------
                         Assets
                         Cash.................................................... $  1,175,378   $   598,664
                         Prepaid expenses........................................    4,777,638     1,452,265
                         Income tax refund.......................................      168,669         --
                         Rental merchandise, net.................................   77,953,003    35,132,316
                         Deferred income taxes...................................        --        1,071,927
                         Property and equipment, net.............................   19,637,086     8,518,222
                         Goodwill, net of accumulated amortization of
                          $7,583,499 and$3,249,684, respectively.................  136,399,925    43,446,776
                         Deferred financing costs, net of accumulated
                          amortization of $571,375 and $231,225, respectively....    1,574,675     1,475,088
                         Non-compete agreements and prepaid consulting fees,net..    3,059,529     1,743,514
                         Other assets............................................    5,831,516     2,849,166
                                                                                  ------------   -----------
                                                                                  $250,577,419   $96,287,938
                                                                                  ============   ===========
                         Liabilities and Shareholders' Equity
                         Liabilities:
                         Accounts payable........................................ $ 10,582,419   $ 3,067,294
                         Other liabilities.......................................    5,141,683     3,411,605
                         Income taxes payable....................................           --       695,743
                         Deferred income taxes...................................    3,519,585            --
                         Debt....................................................  119,042,134    48,156,426
                                                                                  ------------   -----------
                                                                                   138,285,821    55,331,068
                         Commitments and contingencies (Note 9)..................           --            --

                         Shareholders' equity:
                         Preferred stock, without par value; 1,000,000 shares
                          authorized;no shares issued and outstanding at
                          September 30,1998 and 1997, respectively...............           --            --

                         Common stock, without par value; 20,000,000 shares
                          authorized; 11,049,569 and 7,059,451 shares issued and
                          outstanding at September 30, 1998 and 1997,
                          respectively...........................................   91,516,893    32,759,595

                         Retained earnings.......................................   20,774,705     8,197,275
                                                                                  ------------   -----------
                           Total shareholders' equity............................  112,291,598    40,956,870
                                                                                  ------------   -----------
                                                                                  $250,577,419   $96,287,938
                                                                                  ============   ===========

                             The  accompanying  notes  are an  integral  part of these financial statements.



                                                           RENT-WAY, INC.

                                                        STATEMENTS OF INCOME

                                                                                For the Years Ended September 30,
                                                                              1998            1997            1996
                                                                         --------------  --------------  -------------
                            Revenues:
                            Rental revenue.............................. $ 157,714,104     $77,498,328     $43,890,708
                            Other revenue...............................    19,612,726      10,947,965       7,280,629
                                                                         -------------     -----------     -----------

                              Total revenues............................   177,326,830      88,446,293      51,171,337
                            Costs and operating expenses:
                            Depreciation and amortization:
                              Rental merchandise........................    39,236,049      20,314,482      13,229,173
                              Property and equipment....................     2,893,365       1,530,133         775,169
                              Amortization of goodwill..................     4,333,816       1,926,287         874,668
                            Salaries and wages..........................    45,182,116      22,809,722      13,100,891
                            Advertising.................................     8,481,269       3,898,610       2,123,324
                            Occupancy...................................    11,938,305       5,987,604       3,269,406
                            Other operating expenses....................    36,605,705      18,193,294      11,147,645
                                                                         -------------     -----------     -----------

                            Total costs and operating expenses..........    148,670,625     74,660,132      44,520,276
                                                                         --------------    -----------     -----------
                                 Operating income.......................    28,656,205      13,786,161       6,651,061
                            Other income (expense):
                            Interest expense............................    (6,507,275)     (3,129,894)     (1,493,143)
                            Amortization--deferred financing costs......      (357,672)       (239,086)        (93,649)
                            Interest income.............................       109,655             920          60,267
                            Other income (expense), net.................      (102,941)       (103,681)        103,838
                                                                         -------------     -----------     -----------

                                 Income before income taxes and
                                 extraordinary item.....................    21,797,972      10,314,420       5,228,374

                            Income tax expense..........................     9,220,542       4,629,477       2,381,062
                                                                         -------------     -----------     -----------

                                 Income before extraordinary item.......    12,577,430       5,684,943       2,847,312
                            Extraordinary item (Notes 1 and 7)..........            --        (269,017)             --
                                                                           -----------     -----------     -----------
                                 Net income.............................    12,577,430       5,415,926       2,847,312
                            Preferred stock (dividend) / gain on
                            redemption (Note 10)........................            --         280,175        (128,969)
                                                                           -----------     -----------     -----------
                            Earnings applicable to common shares........ $  12,577,430     $ 5,696,101     $ 2,718,343
                                                                         =============     ===========     ===========
                            Earnings per common share:
                            Basic earnings per share (adjusted to give
                              effect to any preferred stock(dividend)/
                              gain on redemption):
                                 Income before extraordinary item....... $       1.22      $      0.89     $      0.51
                                                                         ==============    ===========     ===========

                                 Net income............................. $       1.22      $      0.85     $      0.51
                                                                         ==============    ===========     ===========

                             Diluted earnings per share (adjusted to
                               give effect to any preferred stock
                               (dividend)/gain on redemption):
                                 Income before extraordinary item....... $       1.08      $      0.78     $      0.46
                                                                         =============     ===========     ===========

                                 Net income............................. $       1.08      $      0.75     $      0.46
                                                                         =============     ===========     ===========

                            Weighted average number of shares outstanding:
                                 Basic..................................    10,317,338       6,692,008       5,345,878
                                                                          ============     ===========     ===========
                                 Diluted................................    12,458,279       8,921,515       5,960,506
                                                                          ============     ===========     ===========

                             The  accompanying  notes  are an  integral  part of these financial statements.




                                                           RENT-WAY, INC.

                                                 STATEMENTS OF SHAREHOLDERS' EQUITY
                                       For the Years Ended September 30, 1998, 1997 and 1996

                                                                  Common Stock                            Total
                                                                                          Retained    Shareholders'
                                                              Shares         Amount       Earnings       Equity
                   Balance at September 30, 1995.........    4,424,984    $10,749,051    $  111,290   $10,860,341

                     Net income..........................           --             --     2,847,312     2,847,312
                     Public stock offering ..............    2,185,812     16,760,056            --    16,760,056
                     Common stock returned to treasury
                        (Note 4).........................      (14,578)            --            --            --
                     Exercise of "put" right to principle
                        shareholder (Note 12)............       (8,600)      (381,748)           --      (381,748)
                     Repayment of loan to related party
                        (Note 12)........................      (10,800)       134,578            --       134,578
                     Purchases of business (Note 4)......       20,358        187,500            --       187,500
                     Issuance of common stock under stock
                        option plans (Note 13)...........       49,025        309,279            --       309,279
                     Issuance of common stock to 401(k)
                        Plan (Note 15)...................       12,979        148,509            --       148,509
                     Preferred stock dividends (Note 10).           --             --      (147,150)     (147,150)
                                                            ----------    -----------    ----------   -----------
                   Balance at September 30, 1996.........    6,659,180     27,907,225     2,811,452    30,718,677
                                                            ----------    -----------    ----------   -----------
                     Net income..........................           --             --     5,415,926     5,415,926
                     Common stock returned to treasury
                        (Note 4).........................      (65,657)            --            --            --
                     Purchases of business (Note 4)......           --        107,500            --       107,500
                     Issuance of common stock under stock
                        option plans including tax benefit
                        (Note 13)........................      443,610      4,192,401            --     4,192,401
                     Issuance of common stock to 401(k)
                        Plan (Note 15)...................       22,318        272,294            --       272,294
                     Preferred stock (dividends)/gain on
                        redemption (Note 10).............           --        280,175       (30,103)      250,072
                                                            ----------    -----------    ----------   -----------
                   Balance at September 30, 1997.........    7,059,451     32,759,595     8,197,275    40,956,870
                                                            ----------    -----------     ---------    ----------
                     Net income..........................           --             --    12,577,430    12,577,430
                     Public stock offering,
                      net of expenses (Note 3)...........    2,888,088     47,053,064            --    47,053,064
                     Conversion of Mass Mutual debt
                      (Note 7)...........................      704,223      7,000,000            --     7,000,000
                     Write-off deferred finance costs on
                       convertible debt (Note7)..........           --        (24,933)           --       (24,933)
                     Purchase of business (Note 4).......       15,620        424,989            --       424,989
                     Issuance of common stock to 401(k)
                       Plan (Note 15)....................       17,826        383,283            --       383,283
                     Issuance of common stock under
                       stock option plans including tax
                       benefit (Note 13).................      364,361      3,920,895            --     3,920,895
                                                           -----------      ---------   -----------  ------------
                                                            11,049,569   $ 91,516,893   $20,774,705  $112,291,598
                                                           ===========   ============   ===========  ============


                             The  accompanying  notes  are an  integral  part of these financial statements.


                                                           RENT-WAY, INC.

                                                      STATEMENTS OF CASH FLOWS

                                                                          For the Years Ended September 30,
                                                                        1998            1997            1996
                                                                   --------------  --------------  ---------
                    Operating activities:
                    Net income.................................... $  12,577,430    $  5,415,926    $  2,847,312
                    Adjustments to reconcile net income to net
                    cash provided by (used in) operating activities:
                      Depreciation and amortization...............    46,820,902      24,009,988      14,879,010
                      Deferred income taxes.......................     4,591,512       1,189,082         681,490
                      Deferred financing costs write-off..........            --         323,772              --
                      Issuance of common stock to 401(k) plan.....       383,283         272,294         148,509
                    Changes in assets and liabilities:
                      Prepaid expenses............................    (1,874,996)        (41,640)       (235,413)
                      Rental merchandise..........................   (57,519,645)    (27,613,433)    (20,448,195)
                      Income tax refund...........................      (168,670)             --              --
                      Other assets................................    (2,321,174)       (653,249)       (710,547)
                      Accounts payable............................     3,561,442        (884,788)       (406,871)
                      Income taxes payable........................      (695,743)       (530,847)      1,400,937
                      Other liabilities...........................    (1,287,063)       (836,883)        616,281
                                                                   -------------     ------------    ------------

                         Net cash provided by (used in) operating
                           activities.............................     4,067,278         650,222      (1,227,487)
                                                                   -------------     ------------    ------------
                    Investing activities:
                      Purchase of businesses, net of cash
                         acquired of $2,282,221in 1998, $60,132
                         in 1997, $38,759 in 1996.................  (105,997,187)    (25,949,875)     (8,601,764)

                      Purchases of property and equipment.........   (12,982,979)     (5,122,164)     (2,053,245)
                      Proceeds from the sale of property and
                         equipment and land and building lots.....            --         476,786           9,680
                                                                   -------------    ------------    ------------

                         Net cash used in investing activities....  (118,980,166)    (30,595,253)    (10,645,329)
                                                                   -------------    ------------    ------------
                    Financing activities:
                      Principal payments on capital lease
                         obligation...............................            --              --          (6,638)
                      Proceeds from borrowings....................   195,547,020      41,022,110      23,866,711
                      Payments on borrowings......................  (130,574,118)    (12,318,899)    (28,195,016)
                      Deferred financing costs....................      (457,259)     (1,660,714)             --
                      Issuance of common stock....................    50,973,959       4,192,401      17,069,335
                      Preferred stock dividend....................            --         (30,103)       (147,150)
                      Preferred stock redemption..................            --        (840,525)     (1,629,300)
                      Loan to related party.......................            --              --         134,578
                                                                    ------------    ------------    ------------
                         Net cash provided by financing
                         activities..............................    115,489,602      30,364,270      11,092,520
                                                                    ------------    ------------    ------------
                         Increase (decrease) in cash..............       576,714         419,239        (780,296)
                    Cash at beginning of year.....................       598,664         179,425         959,721
                                                                    ------------    ------------    ------------
                    Cash at end of year........................... $ 1,175,378      $    598,664    $    179,425
                                                                    ============    ============    ============
                    Supplemental disclosures of cash flow
                      information:
                    Cash paid during the year for:
                         Interest................................. $  6,234,480     $  2,747,871    $  1,537,317
                         Income taxes............................. $  3,273,575     $  1,936,924    $    307,841


    In addition,  the Company entered into various  transactions during the year which involved non-cash investing and financing activities (Notes 4, 7, 10, 13,
14 and 15).

                             The  accompanying  notes  are an  integral  part of these financial statements.


                                 RENT-WAY, INC.

                          NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Business and Organization--Rent-Way, Inc. (the "Company" or "Rent-Way") is a corporation organized under the laws of the Commonwealth of Pennsylvania. The Company operates a chain of stores that rent durable household products such as home entertainment equipment, furniture, major appliances and jewelry to consumers on a weekly or monthly basis in twenty-five states. The stores are primarily located in the Midwestern, Eastern and Southern regions of the United States.

    Basis of Presentation--The Company presents an unclassified balance sheet to conform to practice in the industry in which it operates.

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

    The Company uses the units of activity depreciation method. Under the units of activity method, rental merchandise is depreciated as revenue is collected. Rental merchandise is not depreciated during periods when it is not on rent and therefore not generating rental revenue.

    Other Revenue--Other revenue includes revenue from various services and charges to rental customers, including late fees, liability waiver fees, processing fees, and sales of used merchandise. Other revenue is recognized as collected. This method of revenue recognition does not produce materially different results than if other revenue was recognized when earned.

    Property and Equipment and Related Depreciation and Amortization--Property and equipment are stated at cost. Additions and improvements that significantly extend the lives of depreciable assets are capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in the results of operations. The Company's corporate headquarters and other buildings are depreciated over a 40 year term on a straight-line basis. Depreciation of furniture and fixtures, signs and vehicles is provided over the estimated useful lives of the respective assets (three to five years) on a straight-line basis. Leasehold improvements are amortized over the shorter of the useful life of the asset or the term of the lease and renewal period, if applicable.

    The Company reviews the recoverability of the carrying value of goodwill and other long-term assets using an undiscounted cash flow method.

    Income Taxes--Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax and financial statement basis of assets and liabilities at year end. Deferred income taxes are adjusted for tax rate changes as they occur.

    Intangible Assets--Goodwill is stated at cost. Each acquisition is independently evaluated to determine the appropriate period for amortization of the resulting goodwill. Currently, amortization of goodwill is calculated on a straight line basis over periods ranging from ten to thirty years. Periodically, the Company will determine if there has been permanent impairment of goodwill by comparing anticipated undiscounted future net cash flows from operating activities of the acquired store locations with the carrying value of the related goodwill. At September 30, 1998 and 1997, the Company concluded that there was no impairment of goodwill. Deferred financing costs are stated at cost less amortization calculated on a straight-line basis over the term of the related debt agreements,

                                 RENT-WAY, INC.

                    NOTES TO FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued:

which range from four to ten years. Non-compete agreements and a prepaid consulting fees are stated at cost less amortization calculated on a straight-line basis over the term of the related agreements, which range from two to seven years.

    Advertising Expense--External costs incurred in producing media advertising are expensed the first time the advertising takes place.

    Advertising Rebates--The Company participates in vendor advertising rebate programs with the majority of its rental merchandise suppliers. Rebates are recognized in the period earned. On a quarterly basis, management calculates the amount of the rebate and either submits a request for payment or credits the balance due the respective vendor.

    Earnings Per Common Share--In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", effective for periods ending after December 15, 1997. The Company adopted this standard during fiscal 1998, and all prior periods have been restated to reflect the impact of this statement. Basic earnings per common share is computed using income available to common shareholders divided by the weighted average number of common shares outstanding. Diluted earnings per common share is computed using income available to common shareholders adjusted for anticipated interest savings, net of related taxes, for convertible subordinated notes and debentures and the weighted average number of shares outstanding is adjusted for the potential impact of options, warrants and convertible subordinated notes and debentures.

    Fair Value Disclosures--Fair values of fixed interest debt instruments have been determined through a combination of management's estimates, information obtained from independent third parties, and discounted cash flow analysis. Fair values of other assets and liabilities are estimated to approximate their carrying values.

    Derivative Financial Instruments--The Company uses derivative financial instruments to reduce the impact on interest expense of fluctuations in interest rates on a portion of its Amended Facility (see Notes 7 and 8). The Company does not enter into derivative financial instruments for trading or speculative purposes.

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

    Stock-Based Compensation--The Company accounts for stock based compensation issued to its employees and non-employee directors in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting For Stock Issued to Employees" and has elected to adopt the "disclosure only" provisions of SFAS No. 123, "Accounting for Stock-Based Compensation".

    Reclassifications--Certain amounts in the September 30, 1996 and 1997, financial statements were reclassified to conform to the September 30, 1998, presentation.

2. NEW ACCOUNTING STANDARDS:

     In March 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure" effective for fiscal years beginning after December 15, 1997. The Company adopted this standard in fiscal 1998. The adoption of SFAS No. 129 had no impact on the Company's financial statements.

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has had no items of other comprehensive income.

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" effective for fiscal years beginning after December 15, 1997. This Statement requires that public business enterprises report certain information about operating segments in annual and interim financial statements. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. The Company is currently evaluating the provisions of this statement.
                                 RENT-WAY, INC.

                    NOTES TO FINANCIAL STATEMENTS (Continued)

2. NEW ACCOUNTING STANDARDS, Continued:

    In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 132 will have no impact on the Company's financial statements.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently evaluating the provisions of this statement.

    The Accounting Standards Executive Committee Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), issued in March 1998 and effective for fiscal years beginning after December 15, 1998 with earlier application permitted, provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Company is currently evaluating the provisions of this statement.

     The Accounting Standards Executive Committee Statement of Position 98-5, "Accounting for the Costs of Start-up Activities" ("SOP 98-5"), issued in April 1998 and effective for fiscal years beginning after December 15, 1998 with earlier application permitted, provides guidance on financial reporting of start up costs and organization costs. The Company is currently evaluating the provisions of this statement.

3. PUBLIC STOCK OFFERING:

     On December 2, 1997, the Company completed a public stock offering consisting of 2,500,000 shares of common stock offered by the Company and 87,250 shares of common stock offered by certain selling shareholders. In addition, on December 30, 1997, the underwriters exercised a 30 day option to purchase 388,088 shares of common stock to cover over-allotments. The shares were offered at a price of $17.25 per share. The Company received net proceeds (less underwriters discount and selling expenses) of $47,053,064 including the underwriters exercise of the over-allotment option. The Company used these proceeds to repay outstanding borrowings of $23,022,110 under the Company's credit agreement (see Note 7) and to fund the asset purchase of South Carolina Rentals, Inc., Paradise Valley Holdings, Inc. and L & B Rents, Inc. ("Ace Rentals") (see Note 4).

4. ACQUISITIONS:

    On September 10, 1998, the Company purchased the rental merchandise and rental contracts of Cari Rentals, Inc. ("Cari"), a privately owned chain of twenty-three rental purchase stores located in Iowa, Missouri, Nebraska and South Dakota, with annual revenues of approximately $7.7 million in exchange for consideration of $7,325,000 consisting of 15,620 shares of the Company's common stock (unregistered shares subject to the provisions of Rule 144 of the Securities and Exchange Act) and $6,900,011 in cash. Pursuant to the terms of the acquisition, $500,000 of the purchase price was placed in escrow subject to the terms and conditions of the escrow agreement. The escrow agreement provides for the release of escrow pending the completion of a financial audit and resolution of any purchase price adjustments. The acquisition was accounted for using the purchase method of accounting. Cari Rentals' assets were recorded at their fair values as of the date of the acquisition. The excess of the acquisition cost over the fair values of the net assets acquired, ("goodwill") of $5,934,013 is being amortized on a straight line basis over thirty years. The total cost of the net assets acquired was $7,325,000 ($424,989 in common stock and $6,900,011 in cash) and consisted of assets of $7,384,241 less acquisition costs of $59,241. Assets acquired (at fair value) other than goodwill consisted primarily of rental merchandise of $1,400,228 and a non-compete agreement of $50,000. The Statement of Income for the year ended September 30, 1998 includes the results of operations of Cari since the date of the acquisition.

    On July 21, 1998, the Company acquired all the outstanding shares of Fast Rentals, Inc. ("Fast Rentals"), a privately owned chain of eight rental purchase stores located in Alabama and Georgia with annual revenues of approximately $3.6 million in exchange for consideration of $2,047,449 in cash. Pursuant to the terms of the acquisition, $200,000 of the purchase price was placed in escrow, subject to the terms of the escrow agreement to satisfy sellers' representations and warranties and any purchase price adjustments. The acquisition was accounted for using the purchase method of accounting. Fast Rentals' assets and liabilities were recorded at their fair values as of the date of the acquisition. The excess of the acquisition cost over the fair values of the net assets acquired ("goodwill") of $2,265,911 is being amortized over thirty years on a straight line basis. The total cost of the net assets acquired was $2,047,449 and consisted of assets of $3,005,809 less liabilities assumed of $857,830 and acquisition costs of $100,530. Assets acquired (at fair value) other than goodwill consisted primarily of rental merchandise of $619,542, prepaid expenses of $33,272, other

                                 RENT-WAY, INC.

4. ACQUISITIONS, Continued:

assets of $12,084 and a non-compete agreement of $75,000. Liabilities assumed (at fair value) consisted primarily of trade payables of $28,940, accrued liabilities of $42,842 and debt of $786,048. The Statement of Income for the year ended September 30, 1998 includes the results of operations of Fast Rentals since the date of the acquisition.

    On February 5, 1998, the Company acquired all the outstanding shares of Champion Rentals, Inc. ("Champion"). At the time of the acquisition, Champion operated a chain of 145 rental-purchase stores located in Alabama, Arkansas, Florida, Georgia, Kentucky, Louisiana, North Carolina, Ohio, South Carolina, Tennessee and Virginia with annual revenues of approximately $75.0 million. The consideration paid in exchange for all the outstanding shares of Champion was $69,050,000 in cash. Pursuant to terms of the purchase agreement $2.5 million of the purchase price was placed in escrow subject to the terms of the escrow agreement to satisfy sellers' representations and warranties and any purchase price adjustments. Per the terms of the escrow agreement, $1,500,000 of the escrowed amount was released in September 1998, following the completion of an audit of Champion's closing date financial statements. As a result of this audit, $900,000 of the released amount was given to the sellers with the balance being returned to the Company. The balance of $1,000,000 will be held for a one year period from the date of the closing. The acquisition was accounted for using the purchase method of accounting. Champion's assets and liabilities were recorded at their fair values at the date of the acquisition. The excess of the acquisition cost over the fair values of the net assets acquired, ("goodwill") of $66,998,681 is being amortized on a straight line basis over thirty years. The total costs of net assets acquired was $69,050,000 and consisted of assets of $91,098,829 less liabilities assumed of $18,407,607and acquisition costs of $3,641,222. The acquisition of Champion was funded with borrowings drawn on the Company's existing senior credit facility (see Note 7). Assets acquired (at fair value), other than goodwill consisted primarily of rental merchandise of $18,133,867, property and equipment of $780,000, other assets of $3,218,161, prepaid expenses of $508,120, non-compete agreement of $1,000,000 and customer contracts of $460,000. Liabilities assumed (at fair value) consisted primarily of trade payables of $3,924,743, accrued liabilities of $2,356,106 and debt of $12,126,758. The Statement of Income for the year ended September 30, 1998 includes the results of operations of Champion since the date of the acquisition.

    On January 7, 1998, the Company completed the asset purchase of South Carolina Rentals, Inc., Paradise Valley Holdings, Inc., and L & B Rents, Inc., (collectively, "Ace Rentals"), assuming effective control of the results of operations as of January 1, 1998. At the time of the acquisition, Ace Rentals operated a chain of fifty rental-purchase stores located in California and South Carolina with annual revenues of approximately $22.0 million. The consideration paid in exchange for the assets of Ace Rentals was $25,348,514 in cash. Pursuant to the terms of the purchase agreement, $750,000 of the purchase price was placed in escrow, subject to the terms of the escrow agreement to satisfy seller's representations and warranties and any purchase price adjustments. In May 1998, $375,000 of the $750,000 escrow was released in accordance with the terms and conditions of the escrow agreement with the balance to be released pending resolution of certain issues. The acquisition was accounted for using the purchase method of accounting. Ace Rentals' assets and certain liabilities were recorded at their fair values at the date of the acquisition. The excess of the acquisition cost over the fair values of the net assets acquired, ("goodwill") of $21,494,612 is being amortized on a straight line basis over thirty years. The total costs of net assets acquired was $25,348,514 and consisted of assets of $26,767,315 less a liability assumed of $477,851 and acquisition costs of $940,950. The acquisition of Ace Rentals was primarily funded with proceeds received in connection with the Company's public stock offering (see Note 3) with the balance being drawn on the Company's existing senior credit facility (see Note 7). Assets acquired (at fair value) other than goodwill consisted primarily of rental merchandise of $4,383,453, property and equipment of $249,250, non-compete agreement of $500,000 and $140,000 in customer contracts. The liability assumed (at fair value) was $477,851 of vehicle related debt. The Statement of Income for the year ended September 30, 1998 includes the results of operations of Ace Rentals since January 1, 1998.

    On January 24, 1997, the Company signed a definitive purchase agreement to acquire all the outstanding shares of Perry Electronics, Inc. d/b/a Rental King ("Rental King"). On February 6, 1997, the Company consummated the transaction and acquired all the outstanding shares of Rental King, assuming effective control of the results of operations as of February 1, 1997. At the time of acquisition, Rental King operated a chain of seventy rental-purchase stores in Colorado, Florida, Indiana, Kentucky, Michigan, Ohio and West Virginia with annual revenues of approximately $24.0 million. The consideration paid in exchange for all the outstanding shares of Rental King was $17,284,618 in cash. Pursuant to the terms of the purchase agreement, $2.0 million of the purchase price was placed in escrow, subject to the terms of the escrow agreement to satisfy seller's representations and warranties and any purchase price adjustments. In June 1997, the full amount of the escrow account was released. The acquisition was accounted for using the purchase method of accounting. Rental King's assets and liabilities were recorded at their fair values at the time of the acquisition. The excess of the acquisition cost over the fair values of the net assets acquired, ("goodwill") of $17,311,831 is being amortized on a straight line basis over twenty years. The total costs of the net assets acquired was $17,284,618 and consisted of assets of $25,289,547 less liabilities assumed of $6,337,325 and acquisition costs of $1,667,604. The acquisition of Rental King was primarily funded by the net proceeds received on a private placement of $20.0 million in subordinated convertible debentures (see Note 7). The balance of the cash paid on closing was drawn upon the Company's existing line of credit (see Note 7). Assets acquired (at fair value) other than

                                 RENT-WAY, INC.

4. ACQUISITIONS, Continued:

goodwill consisted primarily of rental merchandise of $6,386,000, property and equipment of $744,615, other assets of $347,101 and non-compete agreements of $500,000. Liabilities assumed (at fair value) consisted primarily of trade payables of $488,561, accrued liabilities of $2,085,270, bank debt of $2,939,494 and notes payable of $824,000. The Statements of Income for the years ended September 30, 1998 and 1997 include the results of operations of Rental King since the date of the acquisition.

    On January 2, 1997, the Company acquired all the outstanding shares of Bill Coleman TV, Inc., ("Coleman"), a privately owned chain of fifteen rental-purchase stores operating in Michigan with annual revenues of approximately $7.5 million, in exchange for consideration consisting of $2,679,921 in cash and an option to purchase 25,000 shares of the Company's common stock at an exercise price of $8.875 per share with a fair market value of $107,500. The 25,000 stock options are 100% exercisable and expire five years from the date of the grant. The acquisition was accounted for using the purchase method of accounting. Coleman's assets and liabilities were recorded at their fair values as of the acquisition date. The excess of the acquisition cost over the fair values of the net assets acquired, ("goodwill") of $3,796,670 is being amortized on a straight line basis over twenty years. The total cost of the net assets acquired was $2,787,421 ($2,679,921 in cash and $107,500 in stock options) and consisted of assets of $7,991,676 less liabilities assumed of $4,548,836 and acquisition costs of $655,419. Assets acquired (at fair value) other than goodwill, consisted primarily of rental merchandise of $2,401,000, property and equipment of $42,000, a note receivable of $506,368, a non-compete agreement of $300,000 and other assets of $945,638. Liabilities assumed (at fair value) consisted primarily of trade accounts payable of $1,838,190, debt of $2,474,155 and note payable of $236,491. The Statements of Income for the years ended September 30, 1998 and 1997 include the operations of Coleman since the date of the acquisition.

    In July and September 1997, the Company purchased the rental merchandise and rental-purchase contracts of seven rental-purchase stores located in
Pennsylvania, Maryland, and Virginia, with combined annual revenues of approximately $4.3 million. The Company paid cash in exchange for the assets and each acquisition was recorded using the purchase method of accounting. The acquired assets were recorded at their fair values at the date of acquisition. The excess of the acquisition cost over the fair values of the assets acquired, ("goodwill") of $2,747,754 is being amortized on a straight line basis over twenty years. The total cost of the net assets acquired was $3,809,878 and consisted primarily of assets of $3,978,369 less acquisition costs of $168,491. The Statements of Income for the years ended September 30, 1998 and 1997 include the operating results for these stores since the respective dates of acquisition.

    On July 25, 1996, the Company acquired all the outstanding shares of Diamond Leasing Corporation ("DLC"); a chain of 11 rental-purchase stores operating in Delaware, Maryland and Pennsylvania with annual revenues of approximately $7.0 million in exchange for consideration consisting of 20,358 (unregistered shares subject to the provisions of Rule 144 of the Securities and Exchange Act) shares of the Company's common stock and $4,102,296 in cash. Pursuant to the terms of the acquisition, $325,000 of the purchase price was placed in escrow subject to the terms of the escrow agreement. Based on the terms of the escrow agreement $175,000 was released upon completion of the financial statement audit with the remaining $150,000 being held for a three year period from the date of closing. The acquisition was accounted for using the purchase method of accounting. DLC's assets and liabilities were recorded at their fair values as of the acquisition date. The excess of the acquisition cost over the fair values of the net assets acquired ("goodwill") of $4,437,772 is being amortized on a straight-line basis over twenty years. The total cost of the net assets acquired was $4,289,796 ($187,500 in common stock and $4,102,296 in cash) and consisted of assets of $7,250,676 less liabilities assumed of $2,363,136 and acquisition costs of $597,744. Assets acquired (at fair value) other than goodwill consisted primarily of rental merchandise of $1,359,808, property and equipment of $310,850, non-compete agreements of $300,000 and other assets of $842,236. Liabilities assumed (at fair value) consisted primarily of trade accounts payable of $582,693, other liabilities of $334,205 and bank debt of $1,446,238. The Statements of Income for the years ended September 30, 1998, 1997 and 1996, include the operations of DLC since the date of the acquisition.

    During 1996, the Company also purchased from 5 separate entities the rental merchandise and contracts of 21 rental-purchase stores in Maryland, New York, Pennsylvania, Virginia and the District of Columbia with combined annual revenues of approximately $4.2 million. The Company paid cash in exchange for the assets and each acquisition was recorded using the purchase method of accounting. The acquired assets were recorded at their fair values at the date of acquisition. The excess of the acquisition cost over the fair values of the net assets acquired ("goodwill") of $3,028,796 is being amortized on a straight line basis over twenty years. The total cost of the net assets acquired was $3,763,250 and consisted of assets of $3,893,796 less liabilities assumed of $44,814 and acquisition costs of $85,732. The Statements of Income for the years ended September 30, 1998, 1997 and 1996 include the operating results for these stores since the respective dates of acquisition.

                                 RENT-WAY, INC.

4. ACQUISITIONS, Continued:

    The following are unaudited pro forma results of operations for the years ended September 30, 1998 and 1997 assuming the acquisitions of Coleman, Rental King, Ace Rentals and Champion had occurred on October 1, 1997 and 1996. The unaudited pro forma information does not include the results of operations of the seven rental-purchase stores acquired in July and September of 1997, the Fast Rentals Acquisition in July 1998 and the Cari Rentals Acquisition in September 1998, which were not significant. The results are not necessarily indicative of future operations or what would have occurred had the acquisitions been consummated as of October 1, 1997 and 1996.

                                                                                    Unaudited Pro Forma
                                                                                        Information
                                                                                 Years Ended September 30,
                                                                                   1998           1997
                                                                              -------------- ---------
                          Total revenues..................................... $ 203,614,690    $181,522,421
                          Net income.........................................    12,504,573       5,617,163

                          Diluted earnings per common share (adjusted to
                          give effect to any preferred stock
                          (dividend)/gain on redemption):....................
                               Income before extraordinary item.............. $       1.07     $      0.80
                                                                              ===============  ===========
                                Net income....................................$       1.07     $      0.77
                                                                              ===============  ===========


5. RENTAL MERCHANDISE AND PROPERTY AND EQUIPMENT:

    Cost and accumulated depreciation of rental merchandise consists of the following:

                                                                                     September 30,
                                                                                   1998           1997
                                                                              -------------    -----------
                          Cost..............................................  $111,211,614     $51,848,007
                          Less accumulated depreciation.....................    33,258,611      16,715,691
                                                                              -------------    -----------
                                                                              $ 77,953,003     $35,132,316
                                                                              =============    ===========

    The Company uses a direct-ship policy from their vendors to the stores. As a result, the Company has eliminated the need for internal warehousing and distribution. This policy has minimized the amount of rental merchandise not on rent. On-rent and held for rent levels of net rental merchandise consists of the following:

                                                                                     September 30,
                                                                                  1998            1997
                                                                              ------------     -----------
                          On-rent merchandise, net..........................  $ 53,816,812     $29,587,990
                          Held for rent merchandise, net....................    24,136,191       5,544,326
                                                                              ------------     -----------
                                                                              $ 77,953,003     $35,132,316
                                                                              ============     ===========

     The Company uses the direct  write-off method in accounting for losses (see
Note 1). Losses during fiscal 1998, 1997 and 1996 were incurred as follows:

                                                                                               September 30,
                                                                                  1998            1997           1996
                                                                              -----------     -----------    -----------
                          Lost merchandise..................................  $   400,916      $  284,312     $  175,843
                          Stolen merchandise................................    3,824,019       2,133,604      1,153,856
                          Discarded merchandise.............................      438,698         254,987         75,915
                                                                              -----------     -----------    -----------
                                                                             $  4,663,633     $2,672,903     $1,405,614
                                                                              ============     ==========     ==========

    Property and equipment consists of the following:

                                                                                     September 30,
                                                                                  1998            1997
                                                                              ------------    ------------
                            Signs...........................................  $  2,365,034    $  1,014,564
                            Vehicles........................................     2,296,085       1,524,848
                            Furniture and fixtures..........................     6,177,533       2,417,396
                            Leasehold improvements..........................     8,944,974       4,657,039
                            Building........................................     5,797,355       2,021,852
                                                                              ------------    ------------
                                                                                25,580,981      11,635,699
                          Less accumulated depreciation and amortization....     5,943,895       3,117,477
                                                                              ------------    ------------
                                                                              $ 19,637,086    $  8,518,222
                                                                              ============    ============




                                                           RENT-WAY, INC.

                                             NOTES TO FINANCIAL STATEMENTS (Continued)

6. OTHER LIABILITIES:

    Other liabilities consist of the following:

                                                                                    September 30,
                                                                                   1998           1997
                                                                              --------------  --------
                          Accrued salaries, wages and payroll taxes.........  $  1,579,215     $1,120,408
                          Accrued property taxes............................       717,620        310,773
                          Sales taxes payable...............................     1,067,183        434,841
                          Accrued interest..................................       852,013        579,218
                          Accrued bonuses...................................       189,777        275,000
                          Other.............................................       735,875        691,365
                                                                              ------------     ----------
                                                                              $  5,141,683     $3,411,605

                                                                              ============     ==========

7. DEBT:

    Debt consists of the following:

                                                                                     September 30,
                                                                                  1998            1997
                                                                              ------------    --------
                          Senior Credit Facility............................  $  97,264,165   $ 21,022,110
                          Convertible Subordinated Debentures...............     20,000,000     20,000,000
                          Notes Payable.....................................      1,777,969        134,316
                          Convertible Subordinated Notes....................            --       7,000,000
                                                                              -------------    ------------
                                                                              $ 119,042,134   $ 48,156,426

    On February 5, 1998, the Company amended its existing senior credit facility with a syndicate of banks led by National City Bank of Pennsylvania (the "Amended Facility"). The Amended Facility, co-led by National City Bank of Pennsylvania, acting as syndication and administrative agent, and NationsBank, N.A. as documentation agent, provides for loans and letters of credit up to $120.0 million. The syndicate members and their ratable share of the Amended Facility are as follows:

                                     National City Bank of Pennsylvania.............    15.0000%
                                     NationsBank, N.A...............................    14.1670%
                                     Harris Trust and Savings Bank..................    14.1670%
                                     LaSalle National Bank..........................    14.1670%
                                     Sun Trust Bank, Central Florida, National
                                     Association....................................     7.0825%
                                     Manufacturers and Traders Trust Company........    14.1670%
                                     CoreStates Bank, N.A...........................     7.0825%
                                     Star Bank, N.A.................................    14.1670%

    Of the $120.0 million available under the Amended Facility, approximately $7.0 million was outstanding at the date of the amendment and approximately $81.0 million was used for the acquisition of Champion and the extinguishment of Champion's acquired debt (see Note 4). The Amended Facility expires on May 31, 2003.

    Under the Amended Facility, the Company may borrow funds under a base rate option plan or euro-rate option plan. Under the base rate option plan the Company may borrow funds based on a spread of prime-rate plus 0.0% to 0.5%. The actual spread is determined based on the ratio of debt to cash flow from operations during the period. Under the euro-rate option, the Company may borrow funds based on a spread of the London Interbank Offer Rate, ("LIBOR") plus 100 to 200 basis points. The actual spread is determined based on the ratio of debt to cash flow generated from operations during the period. Borrowings under the euro-rate option require the Company to select a fixed interest period during which the euro-rate is applicable with the borrowed amount not to be repaid prior to the last day of the selected interest period. In addition, borrowing tranches under the euro-rate option must be in multiples of $250,000 and not less than $1,000,000 in total. Commitment fees associated with the Amended Facility are equal to 0.125% for each banks' commitment which existed prior to this amendment and 0.25% for each banks' commitment starting with the date of this amendment. The Amended Facility requires the Company to meet certain financial covenants and ratios including maximum leverage, minimum interest coverage and minimum tangible net worth ratios. In addition, the Company must meet requirements regarding monthly, quarterly and annual financial reporting. The Amended Facility also contains non-financial covenants which restrict actions of the Company with respect to the payment of dividends, acquisitions, mergers, disposition of assets or subsidiaries, issuance of capital stock and capital expenditures. The Company may at any time repay outstanding borrowings, in whole or part, without premium or penalty, except with respect to restrictions identified above in connection with the selection of the euro-rate option. As of September 30, 1998, the Company had $80.0 million of floating rate debt under the euro-rate option and $17.3 million of floating rate debt under the base rate option, with interest rates of 7.594% and 8.750% respectively. As of September 30, 1998, the Company was in compliance with all covenants contained in the Amended Facility.

                                 RENT-WAY, INC.

7. DEBT, Continued:

    The Senior Credit Facility (the "Facility") prior to amendment, was with a syndicate of banks led by National City Bank of Pennsylvania, provided for loans or letters of credit up to $40.0 million and was signed on November 22, 1996. The syndicate was composed of four banks, with National City Bank of Pennsylvania, LaSalle National Bank, and Harris Trust and Savings Bank committed for an equal ratable share of 27.25%, of the Facility and Heller Financial, Inc. committed for an 18.25% ratable share. The Facility provided for borrowings at the prime rate plus 0.5% or borrowings under an euro-rate option and availability based on a multiple of average monthly revenues. The euro-rate option allowed the Company to borrow at the LIBOR rate plus 275 basis points for a fixed interest period. As of September 30, 1997, there was $21.0 million in outstanding borrowings under the Facility. This balance was comprised of a $9.0 million euro-rate tranche at 8.49% interest, a $9.0 million euro-rate tranche at 8.382% interest and working capital debt of $3.0 million at 9.0% interest. The Facility required the Company to meet certain financial covenants and ratios including maximum leverage, minimum interest coverage and minimum tangible net worth ratios. In addition, the Company was required to meet requirements regarding monthly, quarterly and annual financial reporting. The Facility also contained covenants which prohibited the actions of the Company with respect to the payment of dividends, acquisitions, mergers, disposition of assets or subsidiaries, issuance of capital stock and capital expenditures. The Company was permitted, at any time, to repay outstanding borrowings, in whole or part, without premium or penalty, except with respect to restrictions on the selection of the euro-rate interest option.

    The Company's $20.0 million Convertible Subordinated Debentures ("Debentures") due February 1, 2007 are convertible, at any time, into shares of common stock, without par value, of the Company at a conversion price of $13.37 per share. The Debentures are subject to redemption at the option of the Company on February 5, 2000 at a price of 103%. The redemption price will decrease at a rate of 1% per year, reaching a price of 100% in the year 2003 and remain fixed until the date of maturity. The indebtedness evidenced by the Debentures is subordinated and junior in right of payment to all senior indebtedness. The Debentures bear an annual interest rate of 7% with semi-annual payments in August and February, beginning August 1, 1997. The terms of the Debentures require the Company to meet certain annual financial reporting obligations. In addition, the Company must deliver to the trustee compliance certificates representing management's compliance to all conditions and covenants in the indenture governing the Debentures. In addition, the Debentures contain covenants which prohibit the Company with respect to the payment of dividends and other distributions.

    Notes payable includes the promissory note ("the Note"), entered into by the Company on June 1, 1998, to pay Zurn Industries, Inc. $1,650,000 on June 1, 1999. The Note represents the remaining balance to be paid for the purchase of the Company's new corporate headquarters. Notes payable also includes other amounts due in monthly installments of $2,500, including interest at 18.0% through December 2006.

    The Company's Convertible Subordinated Notes ("Notes") were due July 15, 2002 bearing interest at the rate of 10% per annum payable quarterly on October 15, January 15, April 15 and July 15. The Notes were convertible into the Company's common stock at a conversion price of $9.94 per share. The Company was given the right to mandatorily require the noteholders to convert the Notes to common stock if the market price exceeded $16.50 per share for 20 days during a 30 day consecutive period. In addition, the noteholders received detachable warrants to purchase 105,000 shares of the Company's common stock at $9.94 per share. The stock purchase warrants expire on July 15, 2002. The subordinated note agreement prohibited the payment of dividends and required the maintenance of certain financial covenants related to fixed charge coverage and consolidated net worth. On October 8, 1997, the Company exercised its right to convert the Notes. The Company was able to exercise this right when the market price of the Company's common stock remained above $16.50 per share for a twenty consecutive day period. The Notes converted into 704,223 shares of the Company's common stock, at a conversion price of $9.94 per share.

     The Company's weighted average interest rate was 7.784%, 8.517%, and 9.570% for the years ended September 30, 1998, 1997 and 1996, respectively.

    At September 30, 1998, the carrying values and the estimated fair values of the Company's significant fixed interest debt instruments are as follows:

                                                                             September 30, 1998
                                                                          Carrying       Estimated
                                                                           Values       Fair Values
                                 Convertible Subordinated Debentures     $20,000,000    $21,403,924
                                                                          ----------     ----------
                                 7%..................................    $20,000,000    $21,403,924


                                 RENT-WAY, INC.

7. DEBT, Continued:

    At September 30, 1998, aggregate annual maturities of debt are as follows:

                                                                               September 30, 1998

                                 1999.......................................      $    1,657,579
                                 2000.......................................               9,061
                                 2001.......................................              10,834
                                 2002.......................................              12,953
                                 2003.......................................          97,279,652
                                 Thereafter.................................          20,072,055
                                                                                  --------------
                                                                                  $  119,042,134
                                                                                  ==============

8.  DERIVATIVE FINANCIAL INSTRUMENTS:

    The Company uses derivative financial instruments to reduce the impact on interest expense of fluctuations in interest rates on a portion of its Amended Facility (see Note 7). The Company does not enter into derivative financial instruments for trading or speculative purposes. As of September 30, 1998, the Company had in place three interest rate swaps, under which the Company agreed with counterparties to exchange, at quarterly intervals, interest payments on the Company's variable pay rate of the three-month LIBOR and the counterparties fixed pay rate for the notional amount of the interest rate swap agreements. The Company actively evaluates the creditworthiness of the financial institutions which are counterparties to interest rate swap agreements, and it does not appear that any counterparty will fail to meet their obligation. The following table illustrates the notional amounts outstanding, maturity dates and the fixed pay and variable receive rates of each of the interest rate swap agreements at September 30, 1998:

                                                                                             Fixed   Variable
                                                                    Notional    Maturity      Pay     Receive
                                                                     Amount       Date       Rate      Rate

                        Interest rate swap, National City Bank
                          of Pennsylvania.......................  $30,000,000  May 2003      5.965%    5.594%
                        Interest rate swap, NationsBank, N.A....   20,000,000  May 2003      5.760     5.594
                        Interest rate swap, Manufacturers' and
                          Traders Trust Company.................   10,000,000  May 2003      5.925     5.594

     The fair value of the interest rate swap agreements based on settlement cost as estimated by a dealer as of September 30, 1998 are as follows:

                                                                    Notional       Fair
                                                                     Amount        Value
                        Interest rate swap, National City Bank
                          of Pennsylvania.......................  $30,000,000  $ (1,025,000)
                        Interest rate swap, NationsBank, N.A....   20,000,000      (637,598)
                        Interest rate swap, Manufacturers' and
                          Traders Trust Company.................   10,000,000      (284,629)


9. COMMITMENTS AND CONTINGENCIES:

    The Company leases substantially all of its retail stores under non-cancelable agreements generally for initial periods ranging from three to five years. The store leases generally contain renewal options for one or more periods of three to five years. Most leases require the payment of taxes, insurance and maintenance costs by the Company. At September 30, 1998, future minimum rental payments under non-cancelable operating leases are as follows:

                                                                               September 30, 1998

                                 1999.......................................       $10,264,336
                                 2000.......................................         7,607,072
                                 2001.......................................         4,696,939
                                 2002.......................................         2,400,915
                                 Thereafter.................................         2,056,227
                                                                                   -----------
                                 Total minimum payments required............       $27,025,489
                                                                                   ===========


    Rent expense under  operating  leases for the years ended  September 30, 1998,  1997,  and 1996 was  $9,213,516,  $4,497,073 and
$2,508,545, respectively.

                                 RENT-WAY, INC.

                    NOTES TO FINANCIAL STATEMENTS (Continued)

9. COMMITMENTS AND CONTINGENCIES, Continued:

    The Company is subject to legal proceedings and claims in the ordinary course of its business that have not been finally adjudicated. Certain of these cases have resulted in contingent liabilities ranging from $2,800,000 to $5,700,000. The majority of such claims are, in the opinion of management, covered by insurance policies or indemnification agreements and therefore should not have a material effect on the financial position, results of operations or cash flows of the Company.

    Additional claims exist in the range of $325,000 to $500,000 for which management believes it has meritorious defenses but for which the likelihood of an unfavorable outcome is currently not determinable. Additionally, claims exist for which management is not able to estimate a potential loss. In management's opinion, each of these claims will either be indemnified by the former shareholders of companies it has acquired or covered by insurance policies and therefore will not have a material effect on the financial position, results of operations or cash flows of the Company.

10. REDEEMABLE PREFERRED STOCK:

    On July 21, 1995, in connection with the acquisition of McKenzie Leasing Corporation, the Company issued 27,500 shares of Series A Redeemable Preferred Stock ("Preferred Stock"). In preference to shares of common stock, each share was entitled to receive annual cumulative cash dividends in the amount of 7% payable in quarterly installments on the first day of January, April, July and October. During 1997 and 1996 the Company declared and paid dividends totaling $30,103 and $147,150 respectively. At September 30, 1996, dividends in arrears totaled $19,792. Holders of the Preferred Stock had no voting rights; however, there were certain exceptions including the right to eight votes per share if the Company failed to pay dividends for two quarters.

    The Company was required to redeem all outstanding Preferred Stock on June 30, 2006 at a redemption price of $100 per share plus any accrued or unpaid dividends. The Company had the right to redeem the Preferred Stock at any time at the rate of $100 per share plus any accrued or unpaid dividends. The Company also entered into option agreements with the holders of the Preferred Stock which provided the holders with mandatory redemption rights. During 1996 the following redemptions of the Series A Preferred Stock were made: $429,400 in January, 1996, $67,700 in February, 1996, and $1,132,200 in April, 1996. In
addition, on November 26, 1996, the Company redeemed the remaining 11,207 outstanding shares. These shares were redeemed at a twenty-five percent discount for an aggregate purchase price of $840,525 and have reinstated the status of authorized and unissued preferred shares undesignated as to series. As a result of redemption on a discounted basis, a net gain on redemption of $280,175 was recognized.
This amount is added to net income in the calculation of earnings per share.

11. INCOME TAXES:

    The Company's income tax expense consists of the following components:

                                                                                      For the Years Ended September 30,
                                                                                ----------------------------------------------
                                                                                    1998            1997           1996
                                                                                    ----            ----           ----
                       Current expense:
                         Federal.............................................   $  3,829,560     $2,617,964    $  1,291,972
                         State and local.....................................        799,470        822,431         407,600
                                                                                --------------   ----------    -------------
                                                                                   4,629,030      3,440,395       1,699,572
                       Deferred expense:
                         Federal.............................................      3,326,488        971,154         527,950
                         State and local.....................................      1,265,024        217,928         153,540
                                                                                ------------     ----------    -------------
                                                                                   4,591,512      1,189,082         681,490
                                                                                ------------     ----------    -------------
                       Income tax expense....................................   $  9,220,542     $4,629,477    $  2,381,062
                                                                                ============     ==========    =============

    A reconciliation of the income tax expense compared with the amount at the U.S. statutory tax rate of 34% is shown below:

                                                                                      For the Years Ended September 30,
                                                                                ----------------------------------------------
                                                                                    1998            1997           1996
                                                                                    ----            ----           ----
                       Tax provision at U.S. statutory rate...................    $7,411,310     $ 3,506,902    $ 1,777,647
                       State and local income taxes, net of federal benefit...     1,362,566         686,637        370,352
                       Amortization of goodwill...............................       387,889         382,821        280,702
                       Other..................................................        58,777          53,117        (47,639)
                                                                                -------------    -----------   ------------
                       Income tax expense.....................................    $9,220,542     $ 4,629,477   $  2,381,062
                                                                                  ==========     ===========   ============


                                 RENT-WAY, INC.

11. INCOME TAXES, Continued:


    At September 30, 1998 and 1997, the components of the net deferred tax asset (liability) are as follows:

                                                                                                    1998           1997
                                                                                                -----------    --------
                        Rental merchandise...................................................   $(6,443,013)  $   142,151
                        Property and equipment...............................................       617,081       650,182
                        Operating loss carry forwards........................................       949,807       626,030
                        Amortization of goodwill, loan fees, non-compete fees and severance
                          payments...........................................................    (1,512,646)     (346,436)
                        Tax credits..........................................................     2,869,186           --
                                                                                                ------------   -----------
                        Net deferred tax asset(liability)....................................   ($3,519,585)   $1,071,927
                                                                                                ============   ===========

12. RELATED PARTY TRANSACTIONS:

    During fiscal years ended September 30, 1998, and 1997 the Company leased two locations from a principal shareholder or a company controlled by a principal shareholder. Rent paid during these years related to these leases was $87,191 and $92,238, respectively. The Company leased six locations from a principal shareholder or a company controlled by a principal shareholder during fiscal 1996. The Company paid $238,634 in rent during the year ended September 30, 1996 related to these leases. The leases have average remaining lives of one year and require the Company to pay real estate taxes.

    On May 21, 1996, the Company was paid in full for a loan made to a principal shareholder. The loan carried an annual interest rate of 7.6% and the balance including accrued interest as of May 21, 1996 was $311,310. The loan was satisfied by the surrender to the Company of 10,800 shares of Common Stock valued at $15.00 per share, with the balance paid in cash.

    The Company was in possession of land and building lots acquired from Erie Business Management Corporation ("EBMC"), a corporation controlled by a principal shareholder of the Company. The Company obtained the right to require EBMC to repurchase any or all of the remaining land and building lots during a period of 30 days commencing May 31, 1996. Upon exercise of this "put" right, EBMC would have the option of paying the purchase price in cash, marketable securities (including common stock of the Company) or a combination of both. On June 4, 1996, the Company exercised its right to "put" the land and building lots to EBMC. The total amount due from EBMC was $946,450, comprised of the land and building lots, carrying costs, accrued interest, the difference between the dividend paid in 1993 to the principle shareholder and any profit recognized by the Company and any sales of the land or building lots prior to the exercise of the "put" option. The repurchase was satisfied in full by a combination of cash, common stock of the Company, the surrender for cancellation of 52,500 stock options held by the principal shareholder and the conveyance to the Company of a building and related mortgage owned by the principal shareholder, in which the Company had a 15 year capital lease. There was no gain or loss recorded by the Company as a result of the exercise of the "put".

    The Company has entered into employment contracts with certain directors and executive officers. The agreements are for a three year term commencing October 1, 1995. The Company paid $1,281,950, $881,600 and $393,600 related to these agreements for the years ended September 30, 1998, 1997 and 1996, respectively.

     In connection with the acquisition of D.A.M.S.L. Corp. ("DAMSL") in fiscal 1994, the Company entered into consulting and non-compete agreements with the former shareholders of DAMSL. The remaining payment terms for the consulting and non-compete agreements are $267,428 and $319,428 for 1999 and 2000, respectively.

    In connection with the acquisition of McKenzie Leasing Corporation ("MLC") in fiscal 1995, the Company entered into consulting and non-compete agreements with McKenzie Development Corporation ("MDC"), an affiliate of MLC and the principal shareholders of MDC, the former owners of MLC. The consulting and non-compete agreements are for seven years and have payment terms of $1,250,000 on July 21, 1995 and $200,000 per year for each of the following seven years.

13. STOCK OPTIONS:

    In June 1992, the Board of Directors of the Company adopted, and the shareholders have approved, the Rent-Way, Inc. Stock Option Plan of 1992 (the "1992 Plan") which authorizes the issuance of up to 600,000 shares of common stock pursuant to stock options granted to officers, directors, key employees, consultants, and advisors of the Company. The option exercise price will be at least equal to the fair market value of the Company's common stock on the grant date. The 1992 Plan will expire in June 2002 unless terminated earlier by the Board of Directors. The authorized number of shares, the exercise price of outstanding options and the

                                 RENT-WAY, INC.

13. STOCK OPTIONS, Continued:

number of shares under option are subject to appropriate adjustment for stock dividends, stock splits, reverse stock splits, recapitalizations and similar transactions. The 1992 Plan is administered by the Compensation Committee of the Board of Directors who select the optionees and determine the terms and provisions of each option grant within the parameters set forth in the 1992 Plan.

    The Board of Directors of the Company also adopted, and the shareholders have approved the 1995 Stock Option Plan (the "1995 Plan") which authorizes the issuance of up to 2,000,000 shares of common stock pursuant to stock options granted to officers, directors and key employees of the Company. The 1995 Plan is administered by the Compensation Committee of the Board of Directors and contains terms and provisions substantially identical to those contained in the 1992 Plan. The following is a summary of activity of the Company's stock options during the years ended September 30, 1998, 1997 and 1996:

                                                                                Average
                                                                                 Price
                                                Stock Options       Shares     Per Share
                                             September 30, 1995      898,035      $6.05
                                               Granted.........      156,000       9.18
                                               Exercised.......      (52,300)      6.56
                                               Forfeited.......      (56,325)      2.62
                                                                 ------------
                                             September 30, 1996      945,410       6.74
                                               Granted.........      724,500      10.39
                                               Exercised.......     (296,860)      5.80
                                               Forfeited.......      (78,156)      8.45
                                                                 ------------
                                             September 30, 1997    1,294,894       8.97
                                               Granted.........      571,410      22.66
                                               Exercised.......     (253,461)      8.44
                                               Forfeited.......      (67,136)      9.84
                                                                 -----------
                                             September 30, 1998    1,545,707      14.08
                                                                 ===========     ======


     At September 30, 1998, stock options representing 809,509 shares are exercisable at prices ranging from $4.67 to $33.63 per share.

     The Company accounts for stock based compensation issued to its employees and non-employee directors in accordance with APB No. 25 and has elected to adopt the "disclosure only" provisions of SFAS No. 123.

    For SFAS No. 123 purposes, the fair value of each option granted under both the 1992 Plan and the 1995 Plan is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for options granted in fiscal 1998 and 1997: expected volatility of 40.91%, risk-free interest rates between 6.06% and 4.52%, and an expected life of five years.

    If the Company had elected to recognize the compensation cost of its stock option plans based on the fair value of the awards under those plans in accordance with SFAS No. 123, net income and earnings per common share would have been reduced to the pro-forma amounts below:

                                                                                 September 30,
                                                                               1998         1997
                                  Net income:
                                                               As reported  $12,577,430  $5,415,926
                                                               Pro-forma      8,569,673   3,467,832
                                 Diluted  earnings per common share (adjusted to
                                 give    effect   to   any    preferred    stock
                                 (dividend)/gain on redemption):

                                      Income before extraordinary item
                                                               As reported  $     1.08   $      0.78
                                                                            ============ ===========

                                                               Pro-forma    $     0.76   $      0.53
                                                                            ============ ===========

                                      Net income
                                                               As reported  $     1.08   $      0.75
                                                                            ============ ===========

                                                               Pro-forma    $      0.76  $      0.50
                                                                            ============ ===========

                                 RENT-WAY, INC.

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

    In July1995, the Company issued warrants to purchase 105,000 shares of common stock at $9.94 per share. The warrants are exercisable at any time for a period of seven years from their issue dates and are subject to anti-dilution provisions providing for appropriate adjustment in the event of any reclassification, stock dividend, stock split, or similar transactions, and stock issuances below the warrant exercise price.

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

    At September 30, 1998, the following warrants were outstanding:

                                               Number of  Exercise   Expiration      Shares     Shares
                               Warrant Date     shares      Price       Date        Exercised  Remaining
                             ---------------  ----------  -------- --------------  ---------------------
                             October 1992         37,500   $  4.67 October 1997       37,500         --
                             November 1992        37,500   $  4.67 November 1997      37,500         --
                             December 1992        37,500   $  4.67 December 1997      37,500         --
                             August 1993         105,000   $  6.76 August 1998       105,000         --
                             July 1995           105,000   $  9.94 July 2002              --    105,000
                             September 1995       37,500   $ 10.00 September 2000     37,500         --

15. EMPLOYEE BENEFIT PLAN:

    Effective January 1, 1994, the Company established the Rent-Way, Inc. 401(k) Retirement Savings Plan (the "Plan"). Participation in the Plan is available to all Company employees who meet the necessary service criteria as defined in the Plan Agreement. Company contributions to the Plan are based on a percentage of the employees' contributions, as determined by the Board of Directors, and amounted to $383,283, $272,294 and $148,509 (in the form of the Company's common stock) for the years ended September 30, 1998, 1997 and 1996, respectively.

                                 RENT-WAY, INC.

16.   EARNINGS PER SHARE:

     The  following  table  discloses  the   reconciliation  of  numerators  and
denominators of the basic and diluted earnings per share computation:

                                                                                               September 30,
                                                                        ------------------------------------------------------------
COMPUTATION OF EARNINGS PER SHARE                                             1998                1997                 1996

BASIC
Net income                                                              $      12,577,430  $        5,415,926     $    2,847,312
Preferred stock (dividend) / gain on redemption                                        --             280,175           (128,969)
                                                                        -----------------  ------------------     --------------
Earnings applicable to common shares for basic earnings per share       $      12,577,430  $        5,696,101     $    2,718,343
                                                                        =================  ==================     ==============
Weighted average of common shares outstanding                                  10,317,338           6,692,008          5,345,878
                                                                        =================  ==================     ==============

Earnings per  common  share  (adjusted  to give  effect to any  preferred  stock
     (dividend) / gain on redemption):
     Income before extraordinary item                                   $            1.22  $            0.89     $          0.51
                                                                        =================  =================     ===============

     Earnings applicable to common shares                               $            1.22  $            0.85     $          0.51
                                                                        =================  =================     ===============

DILUTED
Earnings applicable to common shares for basic earnings per share       $      12,577,430   $       5,696,101     $    2,718,343
     Interest on 10% convertible notes (net of tax)                                    --             420,700                 --
     Interest on 7% convertible debentures (net of tax)                           845,000             549,632                 --
                                                                        -----------------   -------------------   --------------

Earnings applicable to common shares for diluted earnings per share      $     13,422,430   $       6,666,433     $    2,718,343
                                                                         ================   =================     ==============
Weighted average common shares used in calculating basic earnings per          10,317,338           6,692,008          5,345,878
     share
Add - incremental shares representing:
Shares issuable upon exercise of stock options, stock warrants and
     escrowed shares included in basic calculation above                          645,055             558,440            614,628
Shares issued on conversion of 10% convertible notes                                  --              704,225                 --
Shares issued on conversion of 7% convertible debentures                        1,495,886             966,842                 --
                                                                        -----------------   -----------------     --------------

Weighted average number of shares used in calculation of diluted
     earnings per share                                                        12,458,279           8,921,515          5,960,506
                                                                        =================  ==================    ===============
Earnings per common share (adjusted to give effect to any
        preferred stock (dividend) / gain on redemption):
     Income before extraordinary item                                   $           1.08    $            0.78     $         0.46
                                                                        =================  ==================    ================

     Earnings applicable to common shares                               $           1.08    $            0.75     $         0.46
                                                                        =================  ==================    ================


                                 RENT-WAY, INC.


17. SELECTED QUARTERLY FINANCIAL DATA (unaudited):

------------------------------------------- ------------------- ------------------ ------------------ ------------------
Quarter Ended                               September 30(1)(2)      June 30 (1)         March 31 (1)       December 31
------------------------------------------- ------------------- ------------------ ------------------ ------------------
1998:

Total revenues                              $      52,266,802   $    52,491,456    $     45,902,429  $     26,666,143
Gross profit                                       8,893,304          8,403,355           6,993,447         4,276,009
Income before extraordinary item                   3,819,999          3,636,913           3,085,851         2,034,667
Net income                                         3,819,999          3,636,913           3,085,851         2,034,667
Earnings applicable to common shares               3,819,999          3,636,913           3,085,851         2,034,667
Earnings per common share
Basic
  Income before extraordinary item (7)     $           0.36     $          0.34    $           0.29   $          0.24
  Net income (7)                                       0.36                0.34                0.29              0.24
Diluted
  Income before extraordinary item         $           0.31     $          0.30    $           0.26   $          0.21
  Net income                                           0.31                0.30                0.26              0.21
Weighted average shares outstanding
  Basic                                           10,728,669         10,700,594          10,727,843         8,535,945
  Diluted                                         12,875,305         12,964,863          12,848,310        10,790,233
------------------------------------------- ------------------- ------------------ ------------------ ------------------
Quarter Ended                               September30(5)(6)      June 30 (5)        March 31 (5)       December 31
------------------------------------------- ------------------- ------------------ ------------------ ------------------
1997:

Total revenues                              $     25,111,368      $  24,968,205    $     22,545,381    $   15,663,898
Gross profit                                       4,183,969          4,130,915           3,333,791         2,137,486
Income before extraordinary item (3)               1,834,465          1,605,806           1,295,281           949,391
Net income                                         1,834,465          1,605,806           1,295,281           680,374
Earnings applicable to common shares (4)           1,834,465          1,605,806           1,295,281           960,549
Earnings per common share
Basic
  Income before extraordinary item          $           0.26      $        0.24    $           0.20    $         0.19
  Net income                                            0.26               0.24                0.20              0.15
Diluted
  Income before extraordinary item (7)      $           0.22      $        0.20    $           0.18    $         0.17
  Net income (7)                                        0.22               0.20                0.18              0.14
Weighted average shares outstanding
  Basic                                            7,059,451          6,659,569           6,609,853         6,593,876
  Diluted                                          9,872,589          9,434,819           8,687,547         7,026,327

    (1) Includes the results of operations of Ace Rentals since January 1, 1998 and Champion Rentals, Inc. since February 5, 1998(See note 4).
    (2) Includes the results of operations of Fast Rentals, Inc. since July 21, 1998 and Cari Rentals, Inc. since September 10,1998 (See note 4).
    (3) As a result of the refinancing of its senior credit facility in November 1996, the Company incurred an extraordinary charge, net of tax benefit, of $269,017 (See notes 1 and 7).
    (4) As a result of redemption on a discounted basis of its remaining redeemable preferred stock outstanding on November 26, 1996, the Company recognized a net gain on redemption of $280,175 (See note 10).
    (5) Includes the results of operations of the Bill Coleman TV, Inc. since January 2, 1997 and Rental King since February 1, 1997 (See Note 4).
    (6) Includes the results of operations of seven rental purchase stores acquired in July and September 1997.
    (7) The sum of the 1998 and 1997 quarterly per share amounts does not equal annual per share amounts due to the effect of rounding.

                                 RENT-WAY, INC.

18. SUBSEQUENT EVENTS:

    On October 8, 1998, the Company began trading on the New York Stock Exchange under the symbol "RWY". The Company's common stock had been previously traded on the NASDAQ National Market System under the symbol "RWAY".

    On December 10, 1998, the Company completed the merger with Home Choice Holdings, Inc. ("Home Choice"). In connection with the merger, the Company issued 10,024,821 million shares of its Common Stock to the stockholders of Home Choice based on an exchange ratio of 0.588 Rent-Way shares for each Home Choice share. This business combination will be accounted for as a pooling-of-interests combination and, accordingly, the Company's historical financial statements presented in future reports will be restated to include the historical accounts and results of operations of Home Choice. The following unaudited pro forma data summarizes the consolidated results of operations of Rent-Way and Home Choice as if the combination had been consummated on October 1, 1995.

                                                          UNAUDITED PRO FORMA INFORMATION

                                                                                   For the Years Ended September 30,
                                                                                    1998            1997           1996
                                                                                    ----            ----           ----
                       Total revenues........................................   $434,902,440    $319,012,133   $175,332,697
                       Income (loss) before extraordinary item...............     (1,838,221)      1,567,349      3,944,870

                       Net income (loss).....................................     (1,838,221)      1,578,507      3,944,870

                       Earnings (loss) per share before extraordinary item...
                          Basic..............................................   $      (0.09)   $       0.08   $       0.35

                          Diluted............................................   $      (0.04)   $       0.07   $       0.33

                       Earnings (loss) per share (1)
                          Basic..............................................   $      (0.09)   $       0.08   $       0.35

                          Diluted............................................   $      (0.04)   $       0.07   $       0.33



    (1) Pro forma earnings (loss) per share are based on the sum of the historical shares outstanding for basic and diluted earnings per share, as reported by the Company, and the historical shares outstanding for Home Choice converted to Company shares at the exchange ratio of .588 Rent-Way shares for each Home Choice share.

    Pro forma financial information is not necessarily indicative of results of operations that would have occurred if the acquisition had occurred on October 1, 1995, or of future results of operations of the combined companies. As a result of the Company and Home Choice having different fiscal year ends, the consolidated pro forma amounts for the years ended September 30, 1996 and 1997 include amounts for the Company based on its September 30 year end and for Home Choice based on its December 31 year end. Pro forma amounts for September 30, 1998 are based on the twelve months ended September 30 for both the Company and Home Choice. Revenues were $42,739,933 and net losses were $1,553,946, respectively for the three month period ended December 31, 1997 for Home Choice and will be reflected as an adjustment to shareholders' equity. The Company expects to incur approximately $10.0 million of expenses in connection with the merger which will be expensed in the quarter ended December 31, 1998.

    On December 10, 1998, the Company entered into a new collateralized revolving credit facility with a syndicate of banks led by National City Bank of Pennsylvania, NationsBank, N.A. and Harris Bank, providing loans or letters of credit up to $207.5 million. A portion of this facility was used to refinance the debt of Home Choice acquired in the merger and to refinance debt under the Company's previous facility. Subject to compliance with certain formulas, the remaining portion of the facility will be available to finance additional acquisitions. The Company expects to write-off $722,481 ($433,487 net of tax) of deferred loan costs associated with the prior credit facility in December 1998 (see Note 7).

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    There has been no change of accountants or reporting disagreements on any matter of accounting principle, practice, financial statement disclosure or auditing scope or procedure within the Company's two most recent fiscal years or the current interim period.

                                 RENT-WAY, INC.

                                    PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS ACT

Information in response to this item is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of shareholders to be held on March 10, 1999, which will be filed with the Securities and Exchange Commission within 120 days after September 30, 1998.

ITEM 11 EXECUTIVE COMPENSATION

Information in response to this item is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of shareholders to be held on March 10, 1999, which will be filed with the Securities and Exchange Commission within 120 days after September 30, 1998.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information in response to this item is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of shareholders to be held on March 10, 1999, which will be filed with the Securities and Exchange Commission within 120 days after September 30, 1998.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this item is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of shareholders to be held on March 10, 1999, which will be filed with the Securities and Exchange Commission within 120 days after September 30, 1998.

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)(1.)Financial Statements.

    See Index to Financial Statements appearing at Item B of this Report.

    (a)(2.) Financial Statement Schedules

        Financial Statement schedules have been omitted because they are inapplicable or the information is included in the Company's financial statements and notes thereto.

    (a)(3.) Exhibits



                       Exhibit No.                                Description
                          2.1(1)   Asset Purchase Agreement among the Company,  AV
                                   Rentals/Warren, Inc., AV Rentals/Garystown, Inc.,
                                   Best Rentals Northside, Inc. and C. Dennis
                                   Goldman, dated February 24, 1995.
                          2.2(4)   Agreement   and  Plan  of  Merger  among  the
                                   Company, McKenzie Leasing Corporation,  Steve
                                   A.  McKenzie,  Brenda G. McKenzie and others,
                                   dated June 9, 1995.
                          2.3(7)   Stock  Purchase  Agreement  by and  among the
                                   Company, Diamond Leasing Corporation, Kenneth
                                   H. Moye and Lee Brady, dated July 20, 1996.
                          2.4(9)   Stock Purchase Agreement by and among the
                                   Company, Bill Coleman TV, Inc. and
                                   David Coleman, dated January 2, 1997.
                          2.5(6)   Stock  Purchase  Agreement  by and  among the
                                   Company,  Perry Electronics,  Inc., Robert L.
                                   Thomas,  Norma J.  Thomas,  Randall D. Snyder
                                   and Niki L. Snyder, dated January 24, 1997.
                          2.6(6)   Closing  Letter  Agreement  dated February 6,
                                   1997 amending Stock Purchase Agreement by and
                                   among the Company,  Perry Electronics,  Inc.,
                                   Robert L.Thomas, Norma J. Thomas, Randall D.
                                   Snyder and Niki L. Snyder.
                          2.7(10)  Asset Purchase Agreement by and among the
                                   Company, South Carolina Rentals,Inc.,
                                   Paradise Valley Holdings, Inc., L & B Rents,
                                   Inc. and James S. Archer, dated November 21, 1997.
                          2.8(11)  Stock Purchase Agreement by and among the
                                   Company, Champion Rentals, Inc., Bill C. Ogle, Sr.
                                   and others, dated as of January 30, 1998.
                          2.9(12)  Agreement and Plan of Merger dated  September
                                   1, 1998  between  the Company and Home Choice
                                   Holdings, Inc.
                          3.1*     Articles of Incorporation of the Company, as amended.
                          3.2(2)   By-Laws of the Company, as amended.
                          4.1(1)   Form of Stock Option Agreement between the
                                   Company and each of the shareholders of
                                   McKenzie Leasing Corporation, dated July 21, 1995.
                          4.2(1)   Registration Rights Agreement among the Company,
                                   Massachusetts Mutual Life Insurance Co. and
                                   affiliates thereof ("MassMutual"), dated July 15, 1995.
                          4.3(9)   Shareholder's  Agreement  between the Company
                                   and Lee Brady, dated July 20, 1996.
                          4.4(9)   Stock  Option  Agreement  between the Company
                                   and David Coleman, dated January 2, 1997.
                          10.1(2)  Company's Stock Option Plan of 1992.
                          10.2(1)  Company's 1995 Stock Option Plan.
                          10.3(2)  Form of Non-Plan Stock Option Agreement.
                          10.4(5)  Employment   Agreement   between  William  E.
                                   Morgenstern and the Company, dated October 1,
                                   1995.
                          10.5(5)  Employment   Agreement   between  Jeffrey  A.
                                   Conway  and the  Company,  dated  October  1,
                                   1995.
                          10.6(5)  Employment  Agreement  between Gerald A.
                                   Ryan and the Company,  dated  October 1,
                                   1995.
                          10.7(1)  Consulting  Agreement  between the Company
                                   and Marc Joseffer, dated May 18, 1994.
                          10.8(1)  Non-Competition  Agreement  between  Marc
                                   Joseffer and the  Company,  dated May 18,
                                   1994.
                          10.9(1)  Consulting  Agreement between the Company and
                                   McKenzie Development Corporation,  dated July
                                   21, 1995.
                          10.10(1) Non-Competition  Agreement between
                                   the Company and Steve A. McKenzie, dated July 21, 1995.
                          10.11(1) Non-Competition Agreement between the Company
                                   and Brenda G. McKenzie, dated July 21, 1995.
                          10.12(4) Subordinated Note Agreement among the Company
                                   and MassMutual, dated July 15, 1995.
                          10.13(1) Form of MassMutual Subordinated Note, dated
                                   July 15, 1995.
                          10.14(1) Form of MassMutual Warrant, dated July 15, 1995.
                          10.15(12)Non competition Agreement between the Company
                                   and George D. Johnson, Jr.
                          10.16*   Revolving   Credit  Facility  and  Term  Loan
                                   Agreement by and among the Company, the banks
                                   party  thereto  and  National  City  Bank  of
                                   Pennsylvania,  NationsBank,  N.A.  and Harris
                                   Bank as Agents, dated December 10, 1998.
                          10.17(8) Form of the Company's 7% Convertible  Subordinated
                                   Debentures due 2007 (the "Debentures").
                          10.18(8) Indenture, dated February 4, 1997, between
                                   the Company and Manufacturers and Traders
                                   Trust Company, as Trustee, in respect of the
                                   Debentures.
                          10.19*   Non-Compete Agreement between the Company,
                                   South Carolina Rentals, Inc.
                                   Paradise Valley Holdings, Inc., L & B Rents,
                                   Inc. and James S. Archer dated January 7, 1998.
                          10.20*   Non-Compete  Agreement  between Bill C. Ogle,
                                   Sr.,  Gary E. Jackson,  J. Lee Ogle,  Bill C.
                                   Ogle, Jr., Cindy Harper,  Teresa Ogle and the
                                   Company, dated February 5, 1998.
                          10.21*   Consulting Agreement between Paul N. Upchurch
                                   and the Company, dated February 5, 1998.
                          21*      Subsidiaries of the Company
                          23*      Consent of PricewaterhouseCoopers LLP.
                          27*      Financial Data Schedule.
----------

    * Filed herewith

(1) Previously filed, as of January 5, 1996, pursuant to the Company's Registration Statement on Form SB-2 (No. 333-116).

(2) Previously filed, as of December 8, 1992, pursuant to the Company's Registration Statement on Form S-18 (No. 33-55562-NY).

(3) Previously filed, as of July 9, 1993, pursuant to Amendment No. 2 to the Company's Registration Statement of Form S-18 (No.33-55562-NY).

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

(8) Previously filed, as of May 9, 1997, pursuant to the Company's Registration Statement on Form S-3 (No. 333-26835).

(9) Previously filed, as of November 6, 1997, as an exhibit to the Company's Annual Report on Form 10-K.

(10) Previously filed, as of January 20, 1998, as an exhibit to the Company's Current Report on Form 8-K.

(11) Previously filed, as of February 19, 1998, as an exhibit to the Company's Current Report on Form 8-K.

(12) Previously filed, as of November 6, 1998, pursuant to the Company's Registration Statement on Form S-4 (No. 333-66955).

    (b) Reports on Form 8-K:

         (1) On July 22, 1998, the Company filed a Current Report on Form 8-K disclosing its intention to raise $75.0 million through a rule 144A private offering of convertible subordinated notes within the United States.

         (2) On July 22, 1998, the Company filed a Current Report on Form 8-K disclosing its issuance of a press release on July 21, 1998, which announced the acquisition of Fast Rentals, Inc., an eight-store rental-purchase chain.

         (3) On August 12, 1998, the Company filed a Current Report on Form 8-K disclosing its issuance of a press release on August 4, 1998, which announced the indefinite delay of its previously announced proposed offering of convertible subordinated notes.

         (4) On September 14, 1998, the Company filed a Current Report on Form 8-K disclosing that it had entered into an Agreement and Plan of Merger, dated as of September 1, 1998, with Home Choice Holdings, Inc.

         (5) On September 16, 1998, the Company filed a Current Report on Form 8-K disclosing its issuance of a press release on September 10, 1998, which announced the Company's acquisition of Cari Rentals, a 23-store rental-purchase chain.

         (6) On December 24, 1998, the Company filed a Current Report on Form 8-K disclosing the consummation of the merger with Home Choice Holdings, Inc., effective December 10, 1998.

                                 RENT-WAY, INC.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant: RENT-WAY, INC.

By:     /s/ WILLIAM E. MORGENSTERN
-------------------------------------------
President and Chief Executive Office
 (Principal Executive Officer)

December 29, 1998
Date
By:    /s/ JEFFREY A. CONWAY
-------------------------------------------
Vice President and Chief
Financial Officer
(Principal Financial and
Accounting Officer)

December 29, 1998
Date

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                          Signature                       Title                Date

                                     /s/ GERALD A. RYAN          Chairman of the Board   December 29,
                                                                 of                      1998
                                    Gerald A. Ryan               Directors

                                 /s/ WILLIAM E. MORGENSTERN      Director                December 29,
                                                                                         1998
                                   William E. Morgenstern

                                     /s/ VINCENT CARRINO         Director                December 29,
                                                                                         1998
                                       Vincent Carrino

                                     /s/ ROBERT FAGENSON         Director                December 29,
                                                                                         1998
                                       Robert Fagenson

                                    /s/ MARC W. JOSEFFER         Director                December 29,
                                                                                         1998
                                      Marc W. Joseffer

                                     /s/ WILLIAM LERNER          Secretary and Director  December 29,
                                                                                         1998
                                       William Lerner

                                     /s/ PAUL N. UPCHURCH        Director                December 29,
                                                                                         1998
                                   Paul N. Upchurch


                                                             Exhibit 21

                                                            Subsidiaries



RTO Holding Co., Inc., a Delaware corporation

ATRO, Inc., a South Carolina corporation

Action Rent-To-Own Holdings of South Carolina, Inc., a South Carolina corporation

RTO Operating, Inc., a Delaware corporation doing business as Home Choice Lease or Own

                                   Exhibit 23

                       Consent of Independent Accountants


We consent to the incorporation by reference in the registration statement of Rent-Way, Inc. on Form S-8 (File Nos. 33-86090, 333-13355 and 333-49355) of our
report dated December 10, 1998 on our audits of the financial statements of Rent-Way, Inc. as of September 30, 1998 and 1997, and for the years ended September 30, 1998, 1997 and 1996, which report is included in this Annual Report on Form 10-K.

                                                      PricewaterhouseCoopers LLP


Cleveland, Ohio
December 28, 1998