Form 10-Q
period 1998-12-31
RENT WAY INC
filed 1999-02-05
CIK 893046

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                 ---------------

                                    FORM 10-Q

                                 ---------------

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

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

                                 (814) 455-5378
                         (Registrant's telephone number)

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

                                      Class
--------------------------------------------------------------------------------
                                  Common Stock


                       Outstanding as of December 31, 1998
--------------------------------------------------------------------------------
                                   21,159,468


================================================================================

                                 RENT-WAY, INC.





                                                                                           PAGE
                                                                                           ----
PART I--FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements:
     Consolidated Balance Sheets as of December 31, 1998 and September 30, 1998...............3
     Consolidated Statements of Operations, Three Months Ended December 31, 1998 and 1997.....4
     Consolidated Statements of Cash Flows, Three Months Ended December 31, 1998 and 1997.....5
     Notes to Consolidated Financial Statements...............................................6

Item 2. Management's Discussion and Analysis of Financial Condition and Results
       of Operations.........................................................................13


Item 4. Submission of Matters to a Vote of Security Holders..................................18


PART II-OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.....................................................19
Signatures...................................................................................20

                                 RENT-WAY, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (all dollars in thousands, except share data)

                                                        DECEMBER 31,  SEPTEMBER 30,
                                                            1998          1998
                                                        -------------  ---------
                                                        (UNAUDITED)    (UNAUDITED)
ASSETS
Cash ...............................................     $  3,211      $  5,326
Prepaid expenses ...................................        8,406         7,819
Income tax receivable ..............................        2,625         1,972
Rental merchandise, net ............................      197,043       176,022
Deferred income taxes ..............................        2,324         2,912
Property and equipment, net ........................       38,989        38,519
Goodwill, net ......................................      224,206       225,354
Deferred financing costs, net ......................        2,136         1,575
Non-compete and prepaid consulting fees, net .......        6,233         6,950
Other assets .......................................        6,971         8,993
                                                         --------      --------
     Total assets ..................................     $492,144      $475,442
                                                         ========      ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable ...................................     $ 23,070      $ 28,145
Other liabilities ..................................       22,529        19,831
Debt ...............................................      208,162       179,603
                                                         --------      --------
     Total liabilities .............................      253,761       227,579

Contingencies (see note 7) .........................           --            --

Shareholders' equity:
Preferred stock, without par value;
  1,000,000 shares authorized;
  no shares issued and outstanding..................           --            --
Common stock, without par value;
  50,000,000 shares authorized;
  21,159,468 and 21,060,820 shares issued and
  outstanding, respectively.........................      242,320       241,749
Retained earnings (accumulated deficit) ............       (3,937)        6,114
                                                         --------      --------
     Total shareholders' equity ....................      238,383       247,863
                                                         --------      --------
     Total liabilities and shareholders' equity ....     $492,144      $475,442
                                                         ========      ========


   The accompanying notes are an integral part of these financial statements.

                                 RENT-WAY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (all dollars in thousands, except per share data)

                                                     FOR THE THREE MONTHS ENDED
                                                             DECEMBER 31,
                                                         1998        1997
                                                     ----------   ----------
                                                     (UNAUDITED)  (UNAUDITED)
REVENUES:
Rental revenue ..................................     $109,634      $76,757
Other revenue ...................................       14,325       11,151
                                                      --------      -------
     Total revenues .............................      123,959       87,908

COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
  Rental merchandise ............................       31,324       21,994
  Property and equipment ........................        2,185        1,633
  Amortization of goodwill ......................        2,495        2,385
Salaries and wages ..............................       33,328       26,807
Advertising .....................................        7,787        5,930
Occupancy .......................................        8,147        6,449
Name change expense .............................           86          743
Business combination costs ......................       16,368           71
Other operating expenses ........................       29,327       24,293
                                                      --------      -------
     Total costs and operating expenses .........      131,047       90,305
                                                      --------      -------
     Operating loss .............................       (7,088)      (2,397)

OTHER INCOME (EXPENSE):
Interest expense ................................       (3,613)      (1,705)
Interest income .................................           26          141
Other income (expense), net .....................         (191)         (50)
                                                      --------      -------
       Loss before income taxes and
       extraordinary item........................      (10,866)      (4,011)
Income tax benefit ..............................       (1,335)        (904)
                                                      --------      -------
       Loss before extraordinary item ...........       (9,531)      (3,107)
Extraordinary item, net of tax benefit ..........         (519)        --
                                                      --------      -------
Net loss ........................................     $(10,050)     $(3,107)
                                                      ========      =======

LOSS PER COMMON SHARE (SEE NOTE 3):
  Basic loss per common share:
       Loss before extraordinary item ...........     $  (0.45)     $ (0.17)
                                                      ========      =======
       Net loss .................................     $  (0.48)     $ (0.17)
                                                      ========      =======
   Diluted loss per common share:
       Loss before extraordinary item ...........     $  (0.45)     $ (0.17)
                                                      ========      =======
       Net loss .................................     $  (0.48)     $ (0.17)
                                                      ========      =======
   Weighted average common shares outstanding:
       Basic ....................................       21,088       18,507
                                                      ========      =======
       Diluted ..................................       21,088       18,507
                                                      ========      =======

   The accompanying notes are an integral part of these financial statements.

                                 RENT-WAY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (all dollars in thousands)

                                                           FOR THE THREE MONTHS ENDED
                                                                  DECEMBER 31,
                                                           --------------------------
                                                              1998           1997
                                                           -----------    -----------
                                                            (UNAUDITED)   (UNAUDITED)
OPERATING ACTIVITIES:
Net loss ..............................................     $(10,050)     $ (3,107)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Loss on sale of property and equipment ..............           --           138
  Depreciation and amortization .......................       36,004        33,985
  Deferred income taxes ...............................          588        (2,286)
  Extraordinary item ..................................          519            --
Changes in assets and liabilities:
  Prepaid expenses ....................................         (587)       (1,681)
  Rental merchandise ..................................      (52,345)      (52,043)
  Prepaid consulting fees .............................          717           (89)
  Income taxes receivable .............................         (654)          503
  Other assets ........................................        2,021        (3,071)
  Accounts payable ....................................      (10,265)       10,942
  Income taxes payable ................................           --          (936)
  Other liabilities ...................................        2,699          (628)
                                                            --------      --------
     Net cash used in operating activities ............      (31,353)      (18,273)
                                                            --------      --------

INVESTING ACTIVITIES:
  Purchase of businesses, net of cash acquired ........         (727)       (1,639)
  Purchases of property and equipment .................       (3,275)       (6,354)
  Proceeds from sale of property and equipment ........           --          (672)
  Dispositions of stores, net of cash sold ............           --         3,032
  Payments received on notes receivable ...............           --           605
                                                                          --------
     Net cash used in investing activities ............       (4,002)       (5,028)
                                                            --------      --------

FINANCING ACTIVITIES:
  Proceeds from borrowings ............................      208,475        29,507
  Payments on borrowings including early
     extinguishment....................................      179,916)      (37,460)
  Book overdraft ......................................        5,190         1,643
  Deferred finance costs ..............................       (1,080)           64
  Proceeds from common stock issuance .................          571        47,319
                                                            --------      --------
     Net cash provided by financing activities ........       33,240        41,073
                                                            --------      --------
     Increase (decrease) in cash ......................       (2,115)       17,772
Cash at beginning of period ...........................        5,326         5,608
                                                            --------      --------
Cash at end of period .................................     $  3,211      $ 23,380
                                                            ========      ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
       Interest .......................................     $  3,956      $  1,490
       Income taxes ...................................     $     14      $  2,175


   The accompanying notes are an integral part of these financial statements.

                                 RENT-WAY, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (all dollars in thousands, except per share data)


1.  BASIS OF PRESENTATION:

    Rent-Way, Inc., (the "Company" or "Rent-Way") is a corporation organized under the laws of the Commonwealth of Pennsylvania. The Company operates a chain of rental-purchase stores that rent durable household products such as home entertainment equipment, furniture, and major appliances and jewelry to consumers on a weekly or monthly basis. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (which, except as discussed herein consist of normal recurring adjustments), which are necessary for a fair statement of the financial position, results of operations and cash flows of the Company have been made. Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation and have been restated to reflect the merger discussed in Note 2 herein. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

    The Company utilizes derivative financial instruments to reduce its exposure resulting from fluctuations in interest rates. The derivative financial instruments in effect at December 31, 1998 consist of eight interest rate swap agreements. The interest rate swap agreements are used by the Company to convert part of the Company's floating interest rate debt to a fixed interest rate. Interest rate expense under swap agreements, which qualify for hedge accounting, are recorded at the net effective interest rate of hedged transactions. The Company's practice is not to hold or issue derivative financial instruments for trading or speculative purposes (see Note 6).

    The Company has no items of other comprehensive income.

    These financial statements and the notes thereto should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 1998.


2.  MERGER WITH HOME CHOICE HOLDINGS, INC:

    On December 10, 1998, the Company completed a merger (the "Merger") with Home Choice Holdings, Inc. ("HMCH"). The Merger, as per the terms of the agreement, was recorded as a pooling of interests, in accordance with Accounting Principles Board ("APB") Opinion No. 16. Under the terms of the agreement the Company issued 0.588 shares of common stock for each outstanding share of HMCH common stock. The Merger increased the outstanding shares of the Company by approximately 10,025,000 shares. On a combined basis the Company is the second largest rental-purchase chain in the industry, with 865 stores in 35 states. The corporate offices of the combined company are located in Erie, Pennsylvania. None of HMCH's Board of Directors or executive officers retained a position with the combined company. Gerald A. Ryan remains as Chairman of the Board of the combined company, with William E. Morgenstern as President and Chief Executive Officer and Jeffrey A. Conway as Chief Financial Officer.

    In conjunction with the Merger, certain costs were incurred which were recorded by the Company during the quarter ended December 31, 1998. These costs aggregated $16,368 and included (i) investment banker fees of $6,476, (ii) proxy preparation, printing and other professional fees of $1,180, (iii) employee severance and stay-put arrangement costs of $3,371, (iv) due diligence and other costs of $874, (v) costs related to closing or disposing of duplicate corporate headquarters, equipment and stores in overlapping markets of $3,016 and (vi) write-off of prepaid assets which will not be used of $1,451. The costs related to stay-put arrangements with certain employees are being amortized over the required periods of service, which will result in related costs of $435 being recorded by the Company in the quarter ended March 31, 1999.

    In addition, the Company identified a large number of rental-merchandise items, which failed to meet the accepted quality standards of the Company's operating procedures. Accordingly, resulting from compliance with standard operating procedures, the Company experienced an excessive amount of inventory deletions during the three month period ended December 31, 1998. The amount of inventory write-offs, included in other operating expenses in the Condensed Consolidated Statement of Operations for this period, exceeded the average for previous quarters by approximately $1,100.

         In conjunction with the Merger, the Company entered into a new syndicated loan facility, (see Note 5). As a result of this refinancing, the Company wrote off the remainder of deferred financing costs associated with its and

                                 RENT-WAY, INC.

               (all dollars in thousands, except per share data)


2.  MERGER WITH HOME CHOICE HOLDINGS, INC (continued):

HMCH's previous credit facilities. The amount of the remaining deferred financing costs was $865 ($519 net of tax benefit). This amount appears as an extraordinary item on the Company's Condensed Consolidated Statement of Operations.

The revenues, extraordinary item and net income (loss) of the separate companies are as follows:

                                                    Three months ended December 31, 1998
                                            --------------------------------------------------------
                                            Revenues         Extraordinary Item    Net Income (Loss)
                                            --------         ------------------    -----------------
Rent-Way October 1, 1998 to
 November 30, 1998                          $ 37,171                 $--               $  2,231

HMCH October 1, 1998 to
 November 30, 1998                            44,270                  --                   (230)

Rent-Way and HMCH December
 1, 1998 to December 31, 1998                 42,518                 $519               (12,051)
                                            ========                 ====              ========
                               Total        $123,959                 $519              $(10,050)
                                            ========                 ====              ========

                                                    Three months ended December 31, 1997
                                          ---------------------------------------------------------
Rent-Way                                    $266,666                 $--               $  2,035

HMCH                                          61,242                  --                 (5,142)
                                            ========                 ====              ========
                               Total        $ 87,908                 $--               $ (3,107)
                                            ========                 ====              ========



3.  LOSS PER COMMON SHARE:

    Basic loss per common share is computed using income available to common shareholders divided by the weighted average number of common shares outstanding. Diluted loss per common share is computed using income available to common shareholders adjusted for anticipated interest savings, net of related taxes, for convertible subordinated debentures and the weighted average number of shares outstanding is adjusted for the potential impact of options, warrants and convertible subordinated debentures where the effects are dilutive. The weighted average shares outstanding prior to December 10, 1998 include the historical weighted average shares of HMCH, adjusted for the exchange ratio of
0.588 (see Note 2). Because operating results were losses, basic and diluted earnings per common share were the same for both periods.

                                 RENT-WAY, INC.

               (all dollars in thousands, except per share data)


3.  LOSS PER COMMON SHARE (continued):

    The following table discloses the reconciliation of numerators and denominators of the basic and diluted loss per common share computation:

                                                       FOR THE THREE MONTHS
                                                               ENDED
                                                            DECEMBER 31,
                                                            (UNAUDITED)
                                                     -------------------------
COMPUTATION OF LOSS PER SHARE:                          1998            1997
------------------------------                       --------          -------

BASIC
Loss applicable to common shares for basic
  earnings per share.....................            $(10,050)         $(3,107)
                                                     ========          =======
Weighted average number of common shares
  outstanding during the period..........              21,088           18,507
                                                     ========          =======
Basic loss per common share:
  Loss before extraordinary item.........            $  (0.45)         $ (0.17)
                                                     ========          =======
  Net loss...............................            $  (0.48)         $ (0.17)
                                                     ========          =======


DILUTED
Loss applicable to common shares.........            $(10,050)         $(3,107)
                                                     ========          =======
Weighted average number of common shares
  outstanding during the period..........              21,088           18,507
                                                     ========          =======

Loss per common share:
  Loss before extraordinary item.........            $  (0.45)         $ (0.17)
                                                     ========          =======
  Net loss...............................            $  (0.48)         $ (0.17)
                                                     ========          =======


4.  ACQUISITIONS:

    On September 10, 1998, the Company purchased the rental merchandise and rental contracts of Cari Rentals, Inc. ("Cari"), a privately owned chain of 23 rental purchase stores located in Iowa, Missouri, Nebraska and South Dakota, with annual revenues of approximately $7,700 in exchange for consideration of $7,325 consisting of 16,000 shares of the Company's common stock (unregistered shares subject to the provisions of Rule 144 of the Securities and Exchange Act) and $6,900 in cash. Pursuant to the terms of the acquisition, $500 of the purchase price was placed in escrow subject to the terms and conditions of the escrow agreement. The escrow agreement provides for the release of escrow pending the completion of a financial audit and resolution of any purchase price adjustments. The acquisition was accounted for using the purchase method of accounting. Cari Rentals' assets were recorded at their fair values as of the date of the acquisition. The excess of the acquisition cost over the fair values of the net assets acquired ("goodwill") of $6,090 is being amortized on a straight line basis over 30 years. The total cost of the net assets acquired was $7,325 ($425 in common stock and $6,900 in cash) and consisted of assets of $7,540 less acquisition costs of $215. Assets acquired (at fair value) other than goodwill consisted primarily of rental merchandise of $1,400 and a non-compete agreement of $50. The Condensed Consolidated Statement of Operations for the three months ended December 31, 1998 includes the results of operations of Cari for the entire period.

    On July 21, 1998, the Company acquired all the outstanding shares of Fast Rentals, Inc. ("Fast Rentals"), a privately owned chain of eight rental purchase stores located in Alabama and Georgia with annual revenues of approximately $3.6 million in exchange for consideration of $2,047 in cash. Pursuant to the terms of the acquisition, $200 of the purchase price was placed in escrow, subject to the terms of the escrow agreement to satisfy sellers' representations and warranties and any purchase price adjustments. The acquisition was accounted for using the purchase method of accounting. Fast Rentals' assets and liabilities were recorded at their fair values as of the date of the acquisition. The excess of the acquisition cost over the fair values of the net assets acquired ("goodwill") of $2,320 is being amortized on a straight line basis over 30 years. The total cost of the net assets acquired was $2,047 and consisted of assets of $3,060 less liabilities assumed of $858 and acquisition costs of $155. Assets acquired (at fair value) other than goodwill consisted primarily of rental merchandise of $620, prepaid expenses of $33, other assets of $12 and a non-compete agreement of $75. Liabilities assumed (at fair value) consisted primarily of trade payables of $29, accrued liabilities of $43 and debt of $786. The Condensed Consolidated Statement of Operations for the three months ended December 31, 1998 includes the results of operations of Fast Rentals for the entire period.

                                 RENT-WAY, INC.

               (all dollars in thousands, except per share data)

4.  ACQUISITIONS (continued):

    On February 5, 1998, the Company acquired all the outstanding shares of Champion Rentals, Inc. ("Champion"). At the time of the acquisition, Champion operated a chain of 145 rental-purchase stores located in Alabama, Arkansas, Florida, Georgia, Kentucky, Louisiana, North Carolina, Ohio, South Carolina, Tennessee and Virginia with annual revenues of approximately $75,000. The consideration paid in exchange for all the outstanding shares of Champion was $69,050 in cash. Pursuant to terms of the purchase agreement $2,500 of the purchase price was placed in escrow subject to the terms of the escrow agreement to satisfy sellers' representations and warranties and any purchase price adjustments. Per the terms of the escrow agreement, $1,500 of the escrowed amount was released in September 1998, following the completion of an audit of Champion's closing date financial statements. As a result of this audit, $900 of the released amount was given to the sellers with the balance being returned to the Company. The balance of $1,000 will be held for a one year period from the date of the closing. The acquisition was accounted for using the purchase method of accounting. Champion's assets and liabilities were recorded at their fair values at the date of the acquisition. The excess of the acquisition cost over the fair values of the net assets acquired ("goodwill") of $67,689 is being amortized on a straight line basis over 30 years. The total costs of net assets acquired was $69,050 and consisted of assets of $91,169 less liabilities assumed of $18,408 and acquisition costs of $3,711. The acquisition of Champion was funded with borrowings drawn on the Company's existing senior credit facility. Assets acquired (at fair value), other than goodwill consisted primarily of rental merchandise of $18,134, property and equipment of $159, other assets of $3,219, prepaid expenses of $508, non-compete agreement of $1,000 and customer contracts of $460. Liabilities assumed (at fair value) consisted primarily of trade payables of $3,925, accrued liabilities of $2,356 and debt of $12,127. The Condensed Consolidated Statement of Operations for the three months ended December 31, 1998 includes the results of operations of Champion for the entire period.

    On January 7, 1998, the Company completed the asset purchase of South Carolina Rentals, Inc., Paradise Valley Holdings, Inc., and L & B Rents, Inc., (collectively, "Ace Rentals"), assuming effective control of the results of operations as of January 1, 1998. At the time of the acquisition, Ace Rentals operated a chain of 50 rental-purchase stores located in California and South Carolina with annual revenues of approximately $22,000. The consideration paid in exchange for the assets of Ace Rentals was $25,348 in cash. Pursuant to the terms of the purchase agreement, $750 of the purchase price was placed in escrow, subject to the terms of the escrow agreement to satisfy seller's representations and warranties and any purchase price adjustments. In May 1998, $375 of the $750 escrow was released in accordance with the terms and conditions of the escrow agreement with the balance to be released pending resolution of certain issues. The acquisition was accounted for using the purchase method of accounting. Ace Rentals' assets and certain liabilities were recorded at their fair values at the date of the acquisition. The excess of the acquisition cost over the fair values of the net assets acquired ("goodwill") of $21,495 is being amortized on a straight line basis over 30 years. The total costs of net assets acquired was $25,348 and consisted of assets of $26,767 less a liability assumed of $478 and acquisition costs of $941. The acquisition of Ace Rentals was primarily funded with proceeds received in connection with the Company's public stock offering on December 2, 1997, with the balance being drawn on the Company's existing senior credit facility. Assets acquired (at fair value) other than goodwill consisted primarily of rental merchandise of $4,383, property and equipment of $249, non-compete agreement of $500 and $140 in customer contracts. The liability assumed (at fair value) was $478 of vehicle related debt. The Condensed Consolidated Statement of Operations for the three months ended December 31, 1998 includes the results of operations of Ace Rentals for the entire period.

    During calendar year 1998, the Company also purchased from six separate entities the rental merchandise and contracts of 17 rental-purchase stores located in Arizona, Florida, Texas and Washington. The Company paid cash in exchange for the assets and each acquisition was recorded using the purchase method of accounting. The acquired assets were recorded at their fair values at the date of the acquisition. The excess of the acquisition price ("goodwill") of $3,052 is being amoritized on a straight line basis over 30 years. The total cost of net assets acquired was $4,903. The Condensed Consolidated Statement of Operations for the three months ended December 31, 1998 includes the results of operations for these acquisitions for the entire period.

    The following are pro forma results of operations for the three months ended December 31, 1997 assuming the acquisitions of Champion and Ace Rentals had occurred on October 1, 1996. The results are not necessarily indicative of future operations or what would have occurred had the acquisitions been consummated as of that date.

                                         UNAUDITED PRO FORMA
                                             OPERATIONS
                                         THREE MONTHS ENDED
                                         DECEMBER 31, 1997
                                         -------------------

Revenues..................................   $109,056

Net loss..................................     (3,461)
                                             ========
Pro forma diluted loss per common share...      (0.19)
                                             ========

                                 RENT-WAY, INC.

               (all dollars in thousands, except per share data)


5.  DEBT:

    On December 10, 1998, the Company entered into a new collateralized term loan and revolving credit facility (the "Facility") due December 10, 2003 with a syndicate of banks led by National City Bank of Pennsylvania ("National City Bank"), NationsBank, N.A. ("NationsBank") and Harris Trust and Savings Bank ("Harris Trust") providing for term loans of approximately $115.0 million and revolving loans and letters of credit of up to approximately $92,000 (subject to an initial availability of $87,000 and, thereafter, to formula-based availability), with the ability to add other banks to the syndicate during the first 90 days of the Facility to increase the term loans to $125,000 and the maximum amount of the revolving loans and letters of credit to $100,000. The principal amount of the term loans are payable in quarterly payments due on the last day of each September, December, March, and June, beginning with the quarter ending September 30, 1999 and are as follows:

                                Percentage of Principal (as
Quarter(s) Ending on            of the last day of the
Following Date or In The        Syndication Period)
Following Period                Due on Each Quarterly Payment Date
------------------------        ----------------------------------
9-30-99 through 12-31-99........           2.8%
3-31-00 through 12-31-00........           3.6%
3-31-01 through 12-31-01........           4.4%
3-31-02 through 12-31-02........           5.2%
3-31-03 through 9-30-03.........           6.0%

With any additional balance which remains outstanding due and payable on December 10, 2003.

    The syndicate consists of eight banks, with National City Bank, NationsBank and Harris Trust each committed for a ratable share of 16.86746%, Star Bank committed for a ratable share of 12.04819%, LaSalle National Bank committed for a ratable share of 10.84337%, both Sun Trust Bank, Central Florida, National Association and Manufacturers Traders Trust Company committed for a ratable share of 9.63855% and Mercantile Bank of St. Louis, N.A. committed for a ratable share of 7.22891%. Of the approximately $202,000 million initially available under the Facility, approximately $111,000 was used to refinance previously existing senior indebtedness of the Company and $71,000 was used to pay indebtedness of HMCH assumed in connection with the HMCH Merger. As of December 31, 1998 total indebtedness under the Facility was $186,300 of which $71,000 was related to the revolving credit facility.

    The Facility requires the Company to comply with certain covenants, including financial covenants. These covenants generally restrict the Company from incurring additional indebtedness, granting additional liens on its assets, making dividends or distributions, disposing of assets other than in the ordinary course, issuing additional stock, making additional acquisitions or making capital expenditures, in each case subject to certain exceptions. Under the Facility, the Company is restricted from incurring additional indebtedness except additional purchase money indebtedness not exceeding $100, subordinated intercompany indebtedness, indebtedness incurred in connection with certain acquisitions permitted under the Facility, certain capitalized leases or purchases of fixed assets with payments that do not exceed $10,000 in the aggregate in any fiscal year, and any other lease, which is not a capitalized lease, or the rental of any real or personal property of another entity with payments that do not (other than for leases of retail store sites and motor vehicles) exceed $250 in the aggregate in any fiscal year. The Company is also required to comply with the following financial covenants: maintain a maximum leverage ratio with respect to total funded debt of 4.0 to 1.0 (decreasing periodically until reaching 2.5 to 1.0 by July 1, 2002), maintain a minimum interest coverage ratio of 3.0 to 1.0 (increasing periodically until reaching
5.0 to 1.0 by April 1, 2002), maintain a minimum net worth of $217 million (increasing with earnings and acquisitions) and maintain a minimum fixed charge coverage ratio of 1.2 to 1.0.

    As a result of entering into the Facility, the Company wrote off the remaining balance of deferred financing costs associated with its and HMCH's previous credit facilities. The amount of deferred finance costs, $865 ($519 net of 40% tax) is shown as an extraordinary item on the Company's Condensed Consolidated Statement of Operations for the three months ended December 31, 1998.

6.  DERIVATIVE FINANCIAL INSTRUMENTS:

The Company uses derivative financial instruments to reduce the impact on interest expense of fluctuations in interest rates on a portion of the Facility (see Note 5). The Company does not enter into derivative financial instruments for trading or speculative purposes. As of December 31, 1998, the Company had in place eight interest rate swaps, under which the Company agreed with counterparties to exchange, at quarterly intervals, interest payments on a variable pay rate of the three-month LIBOR and a fixed pay rate for the notional amount of the interest rate swap agreements. The Company actively evaluates the creditworthiness of the financial

                                 RENT-WAY, INC.

               (all dollars in thousands, except per share data)


6.  DERIVATIVE FINANCIAL INSTRUMENTS (continued):

    institutions which are counterparties to interest rate swap agreements, and it does not appear that any counter party will fail to meet their obligation. The following table illustrates the notional amounts outstanding, maturity dates and the fixed pay and variable receive rates of each of the interest rate swap agreements at December 31, 1998:

                                                                                     FIXED      VARIABLE
                                                          NOTIONAL     MATURITY      PAY        RECEIVE
                                                           AMOUNT        DATE        RATE         RATE
                                                          --------     --------      -----      -------
Interest rate swap, National City Bank................    $30,000       May 2003     5.965%       5.544%
Interest rate swap, Bank of America...................    $20,000       May 2003     5.760%       5.544%
Interest rate swap, Manufacturers' and Traders Trust
Company...............................................    $10,000       May 2003     5.925%       5.544%
Interest rate swap, Harris Bank.......................    $20,000       Dec 2003     5.090%       5.544%
Interest rate swap, SunTrust Bank.....................    $10,000       Dec 2003     5.105%       5.544%
Interest rate swap, LaSalle Bank......................    $10,000       Dec 2003     5.095%       5.544%
Interest rate swap, Bank of America...................    $10,000       Dec 2003     5.120%       5.544%
Interest rate swap, Harris Bank.......................    $10,000       Dec 2003     5.120%       5.544%

    The fair value of the interest rate swap agreements based on settlement cost as estimated by a dealer as of December 31, 1998 are as follows:

                                                                  NOTIONAL        FAIR
                                                                   AMOUNT         VALUE
                                                                  --------        -----
Interest rate swap, National City Bank.........................    $30,000        $(983)
Interest rate swap, Bank of America............................    $20,000        $(635)
Interest rate swap, Manufacturers' and Traders Trust Company...    $10,000        $(277)
Interest rate swap, Harris Bank................................    $20,000        $ 105
Interest rate swap, SunTrust Bank..............................    $10,000        $  35
Interest rate swap, LaSalle Bank...............................    $10,000        $  41
Interest rate swap, Bank of America............................    $10,000        $  28
Interest rate swap, Harris Bank................................    $10,000        $  26

7.  CONTINGENCIES:

    The Company is subject to legal proceedings and claims in the ordinary course of its business that have not been finally adjudicated. Certain of these cases have resulted in contingent liabilities ranging from $1,400 to $3,150. The majority of such claims are, in the opinion of management, covered by insurance policies and therefore should not have a material effect on the financial position, results of operations or cash flows of the Company.

    Additional claims exist in the range of $1,650 to $2,800 for which management believes it has meritorious defenses but for which the likelihood of an unfavorable outcome is currently not determinable. In management's opinion, each of these claims will either be indemnified by the previous shareholders of prior acquisitions or covered by insurance policies and therefore will not have a material effect on the financial position, results of operations or cash flows of the Company.

8.  NEW ACCOUNTING STANDARDS:

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information" effective for fiscal years beginning after December 15, 1997. This Statement requires that public business enterprises report certain information about operating segments in annual and interim financial statements. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. The Company is currently evaluating the provisions of this Statement.

    In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No.
132 is not expected to have any impact on the Company's financial statements.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial

                                 RENT-WAY, INC.

               (all dollars in thousands, except per share data)

8.  NEW ACCOUNTING STANDARDS (continued):

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

9.  INCOME TAXES:

    The effective tax rate has been adjusted for certain non-deductible business combination costs which have been expensed in the quarter ended December 31, 1998. As a result, the impact in the effective rate for the year has been entirely reflected in the quarter ended December 31, 1998 and without these charges would have been approximately 41.5%.

                                 RENT-WAY, INC.

               (all dollars in thousands, except per share data)


GENERAL

    During the three month period ended December 31, 1998, the Company generated record revenues. The Company's total revenues increased by 41.0% compared to the same three month period last year. The increase in revenue is primarily due to acquisitions made during fiscal 1998. The Company experienced a 2.8% increase in same store revenue compared to the same period last year.

    On December 10, 1998, the Company completed its merger (the "Merger") with Home Choice Holdings, Inc. ("HMCH"), pursuant to which HMCH merged with and into the Company, with the Company being the surviving entity. The Merger was accounted for as a pooling-of-interests under Accounting Principles Board ("APB") Opinion No. 16. The terms of the Merger called for each outstanding share of HMCH common stock at the time of the Merger to be converted into 0.588 shares of the Company's common stock. As a result, the Company issued 10,025,000 shares of common stock to the stockholders of HMCH.

    Prior to the Merger, the Company operated 405 rental-purchase stores in 25 states, primarily in the northeastern and eastern parts of the United States. HMCH, at the time of the Merger, operated 460 rental-purchase stores in 26 states, primarily in the southeastern, midwestern and southwestern portions of the United States. As a result of the Merger, the Company is the second largest company in the rental-purchase industry, operating 865 rental-purchase stores in 35 states.

    The corporate offices of the combined company are located in Erie, Pennsylvania. None of the HMCH's Board of Directors or executive officers retained a position with the combined company. Gerald A. Ryan remains as Chairman of the Board for the combined company with William E. Morgenstern as President and Chief Executive Officer and Jeffrey A. Conway as Chief Financial Officer.

    The Company has begun the process of consolidating all corporate operations to its current offices in Erie, Pennsylvania. This process is expected to be complete by the end of March 1999. In addition, the Company has begun to convert all the HMCH stores to the Rent-Way point of sale ("POS") computer system. This conversion process is also expected to be completed in March 1999.

    On December 10, 1998, the Company entered into a new collateralized revolving and term credit facility with a syndicate of banks led by National City Bank of Pennsylvania, NationsBank, N.A. and Harris Bank, providing loans or letters of credit up to $207.5 million. A portion of this facility was used to refinance the debt of HMCH acquired in the Merger and to refinance debt under the Company's previous facility. Subject to compliance with certain formulas, the remaining portion of the facility will be available to finance additional acquisitions. The Company wrote-off $865,000 ($519,000 net of 40% tax benefit) of deferred loan costs associated with its and HMCH's previous credit facilities (see Note 5).

    On October 8, 1998, the Company began trading on the New York Stock Exchange under the symbol "RWY". The Company's common stock had been previously traded on the NASDAQ National Market System under the symbol "RWAY".

    Management is actively seeking merger and acquisition candidates with financial and geographic profiles consistent with the Company's growth objectives.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Operations, expressed as a percentage of revenues.

                                                  THREE MONTHS
                                                     ENDED
                                                  DECEMBER 31
                                              -------------------
                                               1998         1997
                                              ------       ------
REVENUES:
  Rental revenue                                88.4%       87.3%
  Other revenue                                 11.6        12.7
                                               -----       -----
     Total revenues                            100.0       100.0

COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
  Rental merchandise                            25.3        25.0
  Property and equipment                         1.7         1.9
  Amortization of goodwill                       2.0         2.7
                                               -----       -----
     Total depreciation and amortization        29.0        29.6
Salaries and wages                              26.9        30.5
Advertising                                      6.3         6.7
Occupancy                                        6.5         7.3
Name change expense                              0.1         0.8
Business combination costs                      13.2         0.1
Other operating expenses                        23.7        27.7
                                               -----       -----
     Total costs and operating expenses        105.7       102.7
     Operating income                           (5.7)       (2.7)
 Interest expense                               (2.9)       (1.9)
 Other income                                    0.1        (0.2)
                                               -----       -----

     Loss before income taxes and               (8.8)       (4.5)
extraordinary item
 Income tax benefit
                                                (1.1)       (1.0)
                                               -----       -----
     Loss before extraordinary item             (7.7)%      (3.5)%
                                               =====       =====

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

    For the three months ended December 31, 1998 compared to the three months ended December 31, 1997, total revenues increased by $36.1 million (41.1%) to $124.0 million from $87.9 million. The increase was principally due to the inclusion of the results for the stores acquired and opened during fiscal 1998 and increased same store revenues. The stores acquired in the Champion acquisition accounted for $20.0 million (55.5%) of the increase, the stores acquired in the Ace Rentals acquisition accounted for $5.1 million (14.1%) of the increase, the stores acquired in other fiscal 1998 acquisitions accounted for $2.9 million (8.0%) of the increase, the Company's same stores accounted for $7.4 million (20.5%) of the increase, and stores opened in fiscal 1998 accounted for $0.7 million (1.9%) of the increase. Other revenue increased by $3.1 million (28.5%) to $14.3 million from $11.2 million principally due to stores acquired in fiscal 1998.

    For the three months ended December 31, 1998 compared to the three months ended December 31, 1997, total costs and operating expenses increased to $131.0 million from $90.3 million, or 3.0% as a percentage of total revenues, primarily as a result of the $16.4 million in merger costs and $1.1 million in one-time write-offs associated with the Merger. Depreciation expense related to rental merchandise increased by $9.3 million to $31.3 million from $22.0 million, or 0.3% as a percentage of total revenues. This 0.3% increase as a percentage of total revenues is primarily due to increased early purchase option ("EPO") sales. The remaining value of EPO sales items is charged to depreciation expense. Amortization of goodwill increased by $0.1 million primarily because of the increase in goodwill related to the stores acquired in fiscal 1998. Amortization of goodwill was 2.0% and 2.7% of total revenues for the three months ended December 31, 1998 and 1997, respectively. Salaries and wages increased to $33.3 million from $26.8 million, but decreased 3.6% as a percentage of total revenues. The $6.5 million increase is principally due to the addition of 226 new stores and additions to corporate personnel. Advertising expense increased $1.9 million to $7.8 million from $5.9 million principally due to the addition of the stores acquired in fiscal 1998. Advertising expense as a percentage of total revenues decreased 0.4% to 6.3% from 6.7%. Occupancy expense increased to $8.1 million from $6.4 million, but decreased 0.8% as a percentage of total revenues to 6.5% from 7.3%. The $1.7 million increase is primarily due to the addition of the stores acquired in fiscal 1998. Other operating expenses increased by $5.0 million to $29.3 million from $24.3 million, mainly due to the addition of the stores acquired in fiscal 1998 and the $1.1 million in one-time write-offs associated with the Merger. Other operating expenses as a percentage of total revenues decreased 4.0% to 23.7% from 27.7%.

    For the three months ended December 31, 1998 compared to the three months ended December 31, 1997, operating loss increased by $4.7 million (195.7%) to ($7.1 million) from ($2.4 million). This increase in operating loss is primarily due to $17.5 million in special charges related to the Merger. Operating income
(loss) excluding these special charges increased $12.8 million (533.0%) to $10.4 million from ($2.4 million).

    For the three months ended December 31, 1998 compared to the three months ended December 31, 1997, interest expense increased $1.9 million to $3.6 million from $1.7 million principally due to the in $71.0 million in Home Choice indebtedness assumed in connection with the Merger.

    For the three months ended December 31, 1998 compared to the three months ended December 31, 1997, income tax benefit increased to $1.3 million from $0.9 million because the Company incurred a greater operating loss.

    For the three months ended December 31, 1998 compared to the three months ended December 31, 1997, net loss increased by $7.0 million (223.5%) to ($10.1 million) from ($3.1 million). This increase is primarily due to the $17.5 million in special charges associated with the Merger. Net income (loss) excluding these special charges increased $7.0 million (224.5%) to $3.9 million from ($3.1 million) reported in the same quarter last year.

LIQUIDITY AND CAPITAL RESOURCES

    On December 10, 1998, the Company entered into a new collateralized term loan and revolving credit facility (the "Facility") due December 10, 2003 with a syndicate of banks led by National City Bank of Pennsylvania ("National City Bank"), NationsBank, N.A. ("NationsBank") and Harris Trust and Savings Bank ("Harris Trust") providing for term loans of approximately $115.0 million and revolving loans and letters of credit of up to approximately $92,000 (subject to an initial availability of $87,000 and, thereafter, to formula-based availability), with the ability to add other banks to the syndicate during the first 90 days of the Facility to increase the term loans to $125,000 and the maximum amount of the revolving loans and letters of credit to $100,000. The principal amount of the term loans are payable in quarterly payments due on the last day of each September, December, March, and June, beginning with the quarter ending September 30, 1999 and are as follows:

                                Percentage of Principal
Quarter(s) Ending on            (as of the last day of the
Following Date or In The        Syndication Period)
Following Period                Due on Each Quarterly Payment Date
------------------------        ----------------------------------
9-30-99 through 12-31-99........          2.8%
3-31-00 through 12-31-00........          3.6%
3-31-01 through 12-31-01........          4.4%
3-31-02 through 12-31-02........          5.2%
3-31-03 through 9-30-03.........          6.0%

With any additional balance which remains outstanding due and payable on December 10, 2003.

    The syndicate consists of eight banks, with National City Bank, NationsBank and Harris Trust each committed for a ratable share of 16.86746%, Star Bank committed for a ratable share of 12.04819%, LaSalle National Bank committed for a ratable share of 10.84337%, both Sun Trust Bank, Central Florida, National Association and Manufacturers Traders Trust Company committed for a ratable share of 9.63855% and Mercantile Bank of St. Louis, N.A. committed for a ratable share of 7.22891%. Of the approximately $202,000 million initially available under the Facility, approximately $111,000 was used to refinance previously existing senior indebtedness of the Company and $71,000 was used to pay indebtedness of HMCH assumed in connection with the HMCH Merger. As of December 31, 1998 total indebtedness under the Facility was $186,300 of which $71,000 was related to the revolving credit facility.

    The Facility requires the Company to comply with certain covenants, including financial covenants. These covenants generally restrict the Company from incurring additional indebtedness, granting additional liens on its assets, making dividends or distributions, disposing of assets other than in the ordinary course, issuing additional stock, making additional acquisitions or making capital expenditures, in each case subject to certain exceptions. Under the Facility, the Company is restricted from incurring additional indebtedness except additional purchase money indebtedness not exceeding $100, subordinated intercompany indebtedness, indebtedness incurred in connection with certain acquisitions permitted under the Facility, certain capitalized leases or purchases of fixed assets with payments that do not exceed $10,000 in the aggregate in any fiscal year, and any other lease, which is not a capitalized lease, or the rental of any real or personal property of another entity with payments that do not (other than for leases of retail store sites and motor vehicles) exceed $250 in the aggregate in any fiscal year. The Company is also required to comply with the following financial covenants: maintain a maximum leverage ratio with respect to total funded debt of 4.0 to 1.0 (decreasing periodically until reaching 2.5 to 1.0 by July 1, 2002), maintain a minimum interest coverage ratio of 3.0 to 1.0 (increasing periodically until reaching
5.0 to 1.0 by April 1, 2002), maintain a minimum net worth of $217 million (increasing with earnings and acquisitions) and maintain a minimum fixed charge coverage ratio of 1.2 to 1.0.

    As a result of entering into the Facility, the Company wrote off the remaining balance of deferred financing costs associated with its and HMCH's previous credit facility. The amount of deferred finance costs, $0.9 million ($0.5 million net of 40% tax) is shown as an extraordinary item on the Company's Condensed Consolidated Statement of Operations for the three months ended December 31, 1998.

    For the three months ended December 31, 1998 compared to the three months ended December 31, 1997, the Company's net cash used in operating activities increased to $31.4 million from $18.3 million. This increase was principally due to higher levels of rental-merchandise purchases during the fall season, a reduction in trade payables to a more current status and an increase in net losses due to special charges associated with the Merger.

    For the three months ended December 31, 1998 compared to the three months ended December 31, 1997, the Company's net cash used in investing activities decreased by $1.0 million. This decrease is primarily due to a decrease in property and computer equipment purchases.

    For the three months ended December 31, 1998, compared to the three months ended December 31, 1997, the Company's net cash provided by financing activities decreased to $33.2 million from $41.1 million. The decrease in net cash provided by financing activities was principally due to funds received from the Company's public stock offering in November 1997.

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

    The following table presents information about the Company's market sensitive financial instruments. The table illustrates the principle and notional amounts, as well as the date of maturity, actual and weighted average pay and receive rates for all significant financial and derivative financial instruments in effect as of December 31, 1998:


           EXPECTED MATURITY DATES              1998   1999    2001        2002      2003    THEREAFTER
----------------------------------------------  ----   ----    ----        ----    --------- ----------
Debt:
  Revolving credit facility Base rate option                                        $  16.0
 --Actual floating rate.....................                                          8.750%
  Revolving credit facility Euro-rate option                                        $  55.0
 --Actual floating rate.....................                                          5.544%
  Term loan Euro-rate option................                                        $ 115.3
 --Actual floating rate.....................                                          5.544%
  Convertible Subordinated Debentures.......                                                  $20,000
 --Actual fixed interest rate...............                                                      7.0%
  Interest rate swap agreements:
  National City Bank, notional amount.......                                        $30,000
 --Actual fixed interest rate pay rate......                                          5.965%
  Bank of America, notional amount..........                                        $20,000
 --Actual fixed interest rate pay rate......                                          5.760%
  Manufacturers and Traders Trust, notional
  amount....................................                                        $10,000
 --Actual fixed interest rate pay rate......                                          5.925%
  Harris Bank, notional amount..............                                        $20,000
 --Actual fixed interest rate pay rate......                                          5.090%
  SunTrust Bank, notional amount............                                        $10,000
 --Actual fixed interest rate pay rate......                                          5.105%
  LaSalle Bank, notional amount.............                                        $10,000
 --Actual fixed interest rate pay rate......                                          5.095%
  Bank of America, notional amount..........                                        $10,000
 --Actual fixed interest rate pay rate......                                          5.120%
  Harris Bank, notional amount..............                                        $10,000
 --Actual fixed interest rate pay rate......                                          5.120%



INFLATION

    During the three months ended December 31, 1998, the cost of rental merchandise, lease rental expense and salaries and wages have increased modestly. These increases have not had a significant effect on the results of operations because the Company has been able to charge commensurably higher rental for its merchandise. This trend is expected to continue in the foreseeable future.

OTHER MATTERS

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information" effective for fiscal years beginning after December 15, 1997. This Statement requires that public business enterprises report certain information about operating segments in annual and interim financial statements. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. The Company is currently evaluating the provisions of this Statement.

    In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No.
132 is not expected to have any impact on the Company's financial statements.

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

YEAR 2000 ISSUES

    The Company utilizes management information systems and software technology that may be affected by Year 2000 issues throughout its operations. During fiscal 1998, the Company began to implement plans to ensure those systems continue to meet its internal and external requirements. All the Company's remote locations operate on an internally developed point of sale system. This system utilizes a peer to peer, Windows 95 local area network. Communications between remote locations and the corporate office are handled via e-mail through the internet. After completion of testing, the Company has determined that its point of sale system is Year 2000 compliant. As a result of the Company's growth, a decision was made to upgrade information systems at the corporate office. The installation and implementation of a Year 2000 compliant PeopleSoft software package will be completed in January 1999. This package encompasses all accounting functions, payroll, human resources and benefit administration requirements. The system will operate in an n-tier environment on a Windows NT platform. The cost of all hardware, software, training and implementation costs is expected to be approximately $1.5 million, the majority of which was incurred in fiscal 1998. In addition to the PeopleSoft package, the Company has implemented a Year 2000 compliant J. Driscoll Package for cash management. This package will operate on the same platform as the PeopleSoft package.

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


CAUTIONARY STATEMENT

    This Report on Form 10-Q and the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company's expectations or beliefs concerning future events. Any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, (i) the ability of the Company to acquire additional rental-purchase stores on favorable terms,
(ii) the ability of the Company to improve the performance of such acquired stores and to integrate such acquired stores into the Company's operations,
(iii) the ability of the Company to integrate the Home Choice stores and systems into the Company's operations, and (iv) the impact of state and federal laws regulating or otherwise affecting the rental-purchase transaction.

    Undue reliance should not be placed on any forward-looking statements made by or on behalf of the Company as such statements speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, the occurrence of future events or otherwise.



ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     The Company held a Special Meeting of Shareholders on December 10, 1998 to vote to approve the Company's merger with Home Choice Holdings, Inc. The details of the votes cast at the Special Meeting are as follows: 8,532,747 shares voted to approve the merger, 36,367 shares voted against approval of the merger and 4,155 shares abstained.

                                 RENT-WAY, INC.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A. EXHIBITS

    The Exhibits filed as part of this report are listed below.

                  EXHIBIT NO.                    DESCRIPTION
                  -----------              ------------------------------------
                      27                   Financial data schedule

B. REPORTS ON FORM 8-K

    (1) On December 24, 1998, the Company filed a Current Report on Form 8-K reporting the consummation of its merger with Home Choice Holdings, Inc. No financial statements were filed with this Report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


February 5, 1999
--------------------------
Date




/s/ JEFFREY A. CONWAY
--------------------------
Jeffrey A. Conway
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)