Form 10-Q
period 1999-03-31
RENT WAY INC
filed 1999-05-04
CIK 893046

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q



           (Mark One)

          [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation)


                   One RentWay Place, Erie, Pennsylvania 16505
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (814) 455-5378
                                 --------------
                         (Registrant's telephone number)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        X                 No


        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                   Outstanding as of March 31, 1999
    ------------                                --------------------------------
    Common Stock                                            21,259,229



===============================================================================


                                 RENT-WAY, INC.



                                                                                                          Page
Part I            Financial Information
                  Item 1.  Financial Statements

                           Consolidated Balance Sheets as of March 31, 1999 and
                           September 30, 1998                                                                       3

                           Consolidated Statements of Operations, Three and Six Months
                           Ended March 31, 1999 and 1998                                                            4

                           Consolidated Statements of Cash Flows, Six Months Ended
                           March 31,1999 and 1998                                                                   5

                           Notes to Consolidated Financial Statements                                               6

                  Item 2.  Management's Discussion and Analysis
                           of Financial Condition and Results of Operation                                         15

Part II           Other Information

                  Item 4.           Submission of Matters to Vote of Security Holders                              22

                  Item 6.           Exhibits and Reports on Form 8-K                                               23

                  Signatures                                                                                       24






























                                 RENT-WAY, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (all dollars in thousands, except share data)



                                                                                        March 31,              September 30,
                                                                                          1999                     1998
                                                                                      ------------             -------------
                                                                                       (unaudited)              (unaudited)

ASSETS

Cash                                                                               $          2,765         $         5,326
Prepaid expenses                                                                             10,193                   7,819
Income tax receivable                                                                           443                   1,972
Rental merchandise, net                                                                     202,427                 176,022
Deferred income taxes                                                                         2,400                   2,912
Property and equipment, net                                                                  43,856                  38,519
Goodwill, net                                                                               221,682                 225,354
Deferred financing costs, net                                                                 2,183                   1,575
Non-compete and prepaid consulting fees, net                                                  5,602                   6,950
Other assets                                                                                  6,143                   8,993
                                                                                   ----------------         ---------------
        Total assets                                                               $        497,694         $       475,442
                                                                                   ================         ===============


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable                                                                   $         29,156         $        28,145
Other liabilities                                                                            20,508                  19,831
Income tax payable                                                                            3,573                       -
Debt                                                                                        197,826                 179,603
                                                                                   ----------------         ---------------
        Total liabilities                                                                   251,063                 227,579

Contingencies (see note 7)                                                                        -                       -
 -

Shareholders' equity:
Preferred stock, without par value; 1,000,000 shares authorized;
     no shares issued and outstanding                                                             -                       -
Common stock, without par value; 50,000,000 shares
     authorized; 21,259,229 and 21,060,820 shares issued and
     outstanding, respectively                                                              243,451                 241,749
Retained earnings                                                                             3,180                   6,114
                                                                                   ----------------         ---------------
        Total shareholders' equity                                                          246,631                 247,863
                                                                                   ----------------         ---------------
        Total liabilities and shareholders' equity                                 $        497,694         $       475,442
                                                                                   ================         ===============













                              The  accompanying  notes are an  integral  part of these financial statements.



                                 RENT-WAY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (all dollars in thousands, except per share data)

                                                             For the three months ended                For the six months ended
                                                                      March 31,                               March 31,
                                                               1999               1998                  1999                1998
                                                               ----               ----                  ----                ----
                                                                     (unaudited)                               (unaudited)
                                                          --------------------------------        ----------------------------------
Rental revenue                                            $      110,664    $       98,274        $      220,299      $      175,031

Other revenue                                                     15,086            13,386                29,411              24,537
                                                          --------------    --------------        --------------      --------------
       Total revenues                                            125,750           111,660               249,710            199,568

Costs and operating expenses:
Depreciation and amortization:
    Rental merchandise                                            32,140            28,089                63,464             50,084

    Property and equipment                                         2,240             1,857                 4,425              3,489

    Amortization of goodwill and other intangibles                 2,454             3,000                 4,949              5,385

Salaries and wages                                                32,157            29,376                65,485             56,183

Advertising                                                        6,190             6,336                13,977             12,266

Occupancy                                                          8,133             7,519                16,280             13,969

Name change expense                                                    -               408                    86              1,150
Business combination costs                                           432            11,045                16,800             11,115
Other operating expenses                                          25,651            25,531                54,978             49,825
                                                          --------------    --------------        --------------      --------------
        Total costs and operating expenses                       109,397           113,161               240,444            203,466
                                                          --------------    --------------        --------------      --------------
        Operating income (loss)                                   16,353            (1,501)                9,266             (3,898)

Other income (expense):
Interest expense                                                  (4,172)           (2,676)               (7,785)            (4,381)
Interest income                                                        3                 6                    29                146

Other income (expense), net                                          (29)              102                  (220)                52
                                                          ---------------   --------------        ---------------     --------------

       Income (loss) before income taxes
        and extraordinary item                                    12,155            (4,069)                1,290             (8,081)


Income tax expense                                                 5,040               913                 3,705                  8
                                                          --------------    --------------        --------------      --------------


        Income (loss) before extraordinary item                    7,115            (4,982)               (2,415)            (8,089)


Extraordinary item, net of tax benefit                                 -                 -                  (519)                 -
                                                          ---------------   --------------        ---------------     --------------
                   -

Net income (loss)                                         $        7,115    $       (4,982)       $       (2,934)     $      (8,089)
                                                          ===============   ===============       ===============     ==============



Earnings  (loss) per common  share (Note 3):  Basic  earnings  (loss) per common share:
     Income (loss) before extraordinary item              $         0.34    $        (0.24)       $        (0.11)     $       (0.41)
                                                          ==============    ===============       ===============     ==============
     Net income (loss)                                    $         0.34    $        (0.24)       $        (0.14)     $       (0.41)
                                                          ==============    ===============       ===============     ==============

Diluted earnings (loss) per share:
     Income (loss) before extraordinary item              $         0.32    $        (0.24)       $        (0.11)     $       (0.41)
                                                          ==============    ===============       ===============     ==============

     Net income (loss)                                    $         0.32    $        (0.24)       $        (0.14)     $       (0.41)
                                                          ==============    ===============       ===============     ==============

Weighted average common shares outstanding:
     Basic                                                        21,125            20,701                21,166             19,634
                                                          ==============    ==============        ==============      ==============

     Diluted                                                      23,142            20,701                21,166             19,634
                                                          ==============    ==============        ==============      ==============

                              The  accompanying  notes are an  integral  part of these financial statements.


                                 RENT-WAY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (all dollars in thousands)

                                                                                            For the six months ended
                                                                                                    March 31,
                                                                                          1999                    1998
                                                                                       ------------            ------------
                                                                                       (unaudited)             (unaudited)

Operating activities:
Net loss                                                                            $        (2,934)        $        (8,089)
Adjustments to reconcile net loss
 to net cash used in operating activities:
    Loss on sale of property and equipment                                                                             -
307
    Depreciation and amortization                                                            73,045                  68,897
Deferred income taxes                                                                           512                  (1,966)
Extraordinary item                                                                              519                       -
Changes in assets and liabilities:
    Prepaid expenses                                                                         (2,351)                 (2,786)

    Rental merchandise                                                                      (89,851)                (86,087)
Non-compete and prepaid consulting fees                                                       1,349                    (347)
                  Income tax receivable                                                       1,529                     515
Other assets                                                                                  2,741                  (2,627)
Accounts payable                                                                              1,011                  18,062
Income taxes payable                                                                          3,573                  (1,224)
Other liabilities                                                                               677                     895
                                                                                       ------------            ------------
                     Net cash used in operating activities                                  (10,180)                (14,450)


Investing activities:
    Purchase of businesses, net of cash acquired                                               (589)                (98,288)
Purchases of property and equipment                                                         (10,383)                (10,928)
    Proceeds from sale of property and equipment                                                  -                    (604)
    Dispositions of stores, net of cash sold                                                      -                   3,031
    Payments received on notes receivable                                                         -                     657
                                                                                    ---------------         ---------------
Net cash used in investing activities                                                       (10,972)               (106,132)

Financing activities:
    Proceeds from borrowings                                                                267,142                 176,268
Payments on borrowings including early extinguishment                                      (248,919)               (101,493)
Deferred finance costs                                                                       (1,334)                   (405)
Proceeds from common stock issuance                                                           1,702                  47,725
                                                                                    ---------------         ---------------
Net cash provided by financing activities                                                    18,591                 122,095
                                                                                    ---------------         ---------------
Increase/(decrease) in cash                                                                  (2,561)                  1,513

Cash at beginning of period                                                                   5,326                   5,608
                                                                                    ---------------         ---------------

Cash at end of period                                                               $         2,765         $         7,121
                                                                                    ===============         ===============

Supplemental  disclosures of cash flow information:
Cash paid during the period for:
       Interest                                                                     $         6,405         $         2,586
       Income taxes                                                                 $           119         $         3,266




                              The  accompanying  notes are an  integral  part of these financial statements.

                                 RENT-WAY, INC.

         Notes to Unaudited Condensed Consolidated Financial Statements
                (all dollars in thousands, except per share data)

1.    Basis of Presentation:

      Rent-Way, Inc. (the "Company" or "Rent-Way") is a corporation organized under the laws of the Commonwealth of Pennsylvania. The Company operates a chain of rental-purchase stores that rent durable household products such as home entertainment equipment, furniture, major appliances and jewelry to consumers on a weekly or monthly basis. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (which, except as discussed herein, consist of normal recurring adjustments), which are necessary for a fair statement of the financial position, results of operations and cash flows of the Company have been made. Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation and have been restated to reflect the Merger discussed in Note 2 herein. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

      On January 1, 1999, the Company formed four new entities: Rent-Way TTIG, L.P., an Indiana limited partnership, and Rent-Way of Tomorrow, Inc., Rent-Way of Michigan, Inc., and Rent-Way Developments, Inc., all Delaware corporations.

      The Company has no items of other comprehensive income.

      These financial statements and the notes thereto should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and its Form 8-K dated December 10, 1998.

2.  Merger with Home Choice Holdings, Inc:

      On December 10, 1998, the Company completed a merger (the "Merger") with Home Choice Holdings, Inc. ("HMCH"). The Merger, as per the terms of the agreement, was recorded as a pooling of interests, in accordance with Accounting Principles Board ("APB") Opinion No. 16. Under the terms of the agreement the Company issued 0.588 shares of common stock for each outstanding share of HMCH common stock. The Merger increased the outstanding shares of the Company by approximately 10,025,000 shares. On a combined basis the Company is the second largest rental-purchase chain in the industry, with 855 stores in 35 states. The corporate offices of the combined company are located in Erie, Pennsylvania. None of HMCH's Board of Directors or executive officers retained a position with the combined company. Gerald A. Ryan remains as Chairman of the Board of the combined company, with William E. Morgenstern as President and Chief Executive Officer and Jeffrey A. Conway as Chief Financial Officer.

      In conjunction with the Merger, certain costs were incurred which were recorded by the Company during the six months ended March 31, 1999. These costs aggregated $16,800 and included (i) investment banker fees of $6,476, (ii) proxy preparation, printing and other professional fees of $1,351, (iii) employee severance and stay-put arrangement costs of $3,764,
      (iv) due diligence and other costs of $874, (v) costs related to closing or disposing of duplicate corporate headquarters, equipment and stores in overlapping markets of $2,884 and (vi) write-off of prepaid assets which will not be used of $1,451. The $432 of costs recorded during the three month period ended March 31, 1999, consisted primarily of costs associated with stay-put agreements.

      In addition, the Company identified a large number of rental-merchandise items which failed to meet the accepted quality standards of the Company's operating procedures. Accordingly, resulting from compliance with standard operating procedures, the Company experienced an excessive amount of inventory deletions during the three month period ended December 31, 1998. The amount of inventory write-offs, included in other operating expenses in the Condensed Consolidated Statement of Operations for the six month period ended March 31, 1999, was approximately $1,100.




                                 RENT-WAY, INC.

                    Notes to Unaudited Condensed Consolidated
                      Financial Statements - continued (all
                        dollars in thousands, except per
                                   share data)


2.  Merger with Home Choice Holdings, Inc (continued):


      In conjunction with the Merger, the Company entered into a new syndicated loan facility (see Note 5). As a result of this refinancing, the Company wrote off the remainder of deferred financing costs associated with its and HMCH's previous credit facilities. The amount of the remaining deferred financing costs was $865 ($519 net of tax benefit). This amount appears as an extraordinary item on the Company's Condensed Consolidated Statement of Operations for the six month period ended March 31, 1999.

          The revenues, extraordinary item and net income (loss) of the separate companies are as follows:





                                                          Three months ended March 31, 1998
                                               ---------------------------------------------------------
                                                                   Extraordinary         Net Income
                                               Revenues            Item                  (Loss)
                                          ---------------          -----------------     ---------------


     Rent-Way                              $       45,902          $     --              $         3,086


     HMCH                                          65,758                --                       (8,068)
                                           ==============          =================     ===============

                                    Total  $      111,660          $     --              $        (4,982)
                                           ==============          =================     ===============





                                                           Six months ended March 31, 1999
                                            ------------------------------------------------------------
                                                                   Extraordinary         Net Income
                                               Revenues            Item                  (Loss)
                                            --------------         ----------------      ---------------
     Rent-Way October 1, 1998 to
      November 30, 1998                     $       37,171         $     --              $        2,231

     HMCH October 1, 1998 to
      November 30, 1998                             44,270               --                        (230)

     Rent-Way and HMCH December
      1, 1998 to March 31, 1999                    168,269             (519)                     (4,935)
                                            ==============         =================     ===============

                                    Total   $      249,710         $   (519)             $       (2,934)
                                            ==============         =================     ===============

                                                            Six months ended March 31,1998
                                            ------------------------------------------------------------

     Rent-Way                               $       72,568         $      --             $        5,121


     HMCH                                          127,000                --                    (13,210)
                                            ==============         =================     ===============

                                    Total   $      199,568         $      --             $       (8,089)
                                            ==============         =================     ===============









                                 RENT-WAY, INC.

                    Notes to Unaudited Condensed Consolidated
                      Financial Statements - continued (all
                        dollars in thousands, except per
                                   share data)

3.    Earnings (loss)  per Common Share:

      Basic earnings (loss) per common share is computed using earnings (loss) available to common shareholders divided by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed using earnings (loss) available to common shareholders adjusted for anticipated interest savings, net of related taxes, on conversion of the Company's convertible subordinated debentures and the weighted average number of shares outstanding is adjusted for the potential impact of options, warrants and the convertible subordinated debentures where the effects are dilutive. The weighted average shares outstanding prior to December 10, 1998 include the historical weighted average shares of HMCH, adjusted for the exchange ratio of 0.588 (see Note 2). Because operating results produced a loss for the six month periods ended March 31, 1999 and 1998 and the three month period ended March 31, 1998, basic and diluted loss per common share were the same for these periods.

      The following table discloses the reconciliation of numerators and denominators of the basic and diluted earnings (loss) per common share computation:

                                                                       For the three months          For the six months
                                                                               ended                        ended
                                                                             March 31,                    March 31,
                                                                            (unaudited)                  (unaudited)
                                                                   ---------------------------  --------------------------
             Computation of EARNINGS (LOSS) per share:                 1999           1998          1999          1998
             -----------------------------------------             ------------   ------------  ------------  ------------

             BASIC
             Earnings (loss) applicable to common shares........   $      7,115   $     (4,982) $     (2,934) $     (8,089)
                                                                   ============   ============  ============  ============

             Weighted average number of common shares
               outstanding during the period....................         21,125         20,701        21,166        19,634
                                                                   ============   ============  ============  ============

             Basic earnings (loss) per common share:
               Earnings (loss) before extraordinary item........   $       0.34   $      (0.24) $      (0.11) $      (0.41)
                                                                   ============   ============  ============  ============
               Net income (loss)................................   $       0.34   $      (0.24) $      (0.14) $      (0.41)
                                                                   ============   ============  ============  ============


             Diluted
             Earnings (loss) applicable to common shares........
                                                                   $      7,115   $     (4,982) $     (2,934) $     (8,089)
             Interest on 7% convertible debentures (net of tax).            210             --            --            --
                                                                   ------------   ------------- ------------  ------------
             Earnings (loss) applicable for diluted earnings per   $      7,325   $     (4,982) $     (2,934) $     (8,089)
                                                                   ============   ============= ============= =============
             share.............................................
             Weighted average number of common shares
               outstanding during the period used in basic               21,125         20,701        21,166        19,634
             calculation........................................
             Shares issuable upon exercise of stock options,
               warrants and escrowed shares.....................            521             --            --            --

             Shares issued on conversion of 7% convertible
               debentures.......................................          1,496             --            --            --
                                                                   ------------

             Weighted average number of shares used in
             calculation                                                 23,142         20,701        21,166        19,634
                                                                   ============   ============  ============  ============
               of diluted earnings (loss) per share.............

             Earnings (loss) per common share:
               Earnings (loss) before extraordinary item........   $       0.32   $      (0.24) $      (0.11) $      (0.41)
                                                                   ============   ============  ============  =============
               Net income (loss)................................   $       0.32   $      (0.24) $      (0.14) $      (0.41)
                                                                   ============   ============  ============  ============


4.  Acquisitions:

      On March 9, 1999, the Company purchased the rental contracts of Weiss Brothers HFP, Inc. ("Weiss") a privately owned rental-purchase store located in Pennsylvania, with annual revenues of approximately $180 in exchange for consideration of $115 in cash. The acquisition was accounted for using the purchase method of accounting. Weiss' assets were recorded at their fair value at the date of the acquisition. The excess of the acquisition cost over the






                                 RENT-WAY, INC.

                    Notes to Unaudited Condensed Consolidated
                      Financial Statements - continued (all
                        dollars in thousands, except per
                                   share data)

4.  Acquisitions (continued):

      fair value of the net assets acquired ("goodwill") of $73 is being amortized on a straight line basis over twenty years. The total cost of the net assets acquired was $115 which is comprised of assets (at fair value) other than goodwill of rental merchandise of $18 and a non-compete agreement of $24. The Condensed Consolidated Statements of Operations for the three and six month periods ended March 31, 1999 include the results of operations of Weiss from the date of the acquisition.

      On September 10, 1998, the Company purchased the rental merchandise and rental contracts of Cari Rentals, Inc. ("Cari"), a privately owned chain of 23 rental purchase stores located in Iowa, Missouri, Nebraska and South Dakota, with annual revenues of approximately $7,700 in exchange for consideration of $7,325 consisting of 16,000 shares of the Company's common stock (unregistered shares subject to the provisions of Rule 144 of the Securities and Exchange Act) and $6,900 in cash. Pursuant to the terms of the acquisition, $500 of the purchase price was placed in escrow subject to the terms and conditions of the escrow agreement. The escrow agreement provides for the release of escrow pending the completion of a financial audit and resolution of any purchase price adjustments. The acquisition was accounted for using the purchase method of accounting. Cari Rentals' assets were recorded at their fair values as of the date of the acquisition. The excess of the acquisition cost over the fair values of the net assets acquired ("goodwill") of $6,099 is being amortized on a straight line basis over 30 years. The total cost of the net assets acquired was $7,325 ($425 in common stock and $6,900 in cash) and consisted of assets of $7,549 less acquisition costs of $224. Assets acquired (at fair value) other than goodwill consisted primarily of rental merchandise of $1,400 and a non-compete agreement of $50. The Condensed Consolidated Statements of Operations for the three and six month periods ended March 31, 1999 include the results of operations of Cari for the entire period.

      On July 21, 1998, the Company acquired all the outstanding shares of Fast Rentals, Inc. ("Fast Rentals"), a privately owned chain of eight rental purchase stores located in Alabama and Georgia with annual revenues of approximately $3,600 in exchange for consideration of $2,047 in cash. Pursuant to the terms of the acquisition, $200 of the purchase price was placed in escrow, subject to the terms of the escrow agreement to satisfy sellers' representations and warranties and any purchase price adjustments. The acquisition was accounted for using the purchase method of accounting. Fast Rentals' assets and liabilities were recorded at their fair values as of the date of the acquisition. The excess of the acquisition cost over the fair values of the net assets acquired ("goodwill") of $2,321 is being amortized on a straight line basis over 30 years. The total cost of the net assets acquired was $2,047 and consisted of assets of $3,061 less liabilities assumed of $858 and acquisition costs of $156. Assets acquired (at fair value) other than goodwill consisted primarily of rental merchandise of $620, prepaid expenses of $33, other assets of $12 and a non-compete agreement of $75. Liabilities assumed (at fair value) consisted primarily of trade payables of $29, accrued liabilities of $43 and debt of $786. The Condensed Consolidated Statements of Operations for the three and six month periods ended March 31, 1999 include the results of operations of Fast Rentals for the entire period.

      On February 5, 1998, the Company acquired all the outstanding shares of Champion Rentals, Inc. ("Champion"). At the time of the acquisition, Champion operated a chain of 145 rental-purchase stores located in Alabama, Arkansas, Florida, Georgia, Kentucky, Louisiana, North Carolina, Ohio, South Carolina, Tennessee and Virginia with annual revenues of approximately $75,000. The consideration paid in exchange for all the outstanding shares of Champion was $69,050 in cash. Pursuant to terms of the purchase agreement $2,500 of the purchase price was placed in escrow subject to the terms of the escrow agreement to satisfy sellers' representations and warranties and any purchase price adjustments. Per the terms of the escrow agreement, $1,500 of the escrowed amount was released in September 1998, following the completion of an audit of Champion's closing date financial statements. As a result of this audit, $900 of the released amount was given to the sellers with the balance being returned to the Company. The remaining balance of $1,000 was released February 5, 1999 per the terms of the escrow agreement. The sellers received $800 of this amount and the balance was returned to the Company. The acquisition was accounted for using the purchase method of accounting. Champion's assets and liabilities were recorded at their fair values at the date of the acquisition. The excess of the acquisition cost over the fair values of the net assets acquired ("goodwill") of $67,550 is being amortized on a straight line basis over 30 years. The total costs of net assets acquired was $69,050 and consisted of assets of $91,030 less liabilities assumed of $18,408 and acquisition costs of $3,572. The acquisition of Champion was funded with borrowings drawn on the Company's existing senior credit facility. Assets acquired (at fair value), other than goodwill consisted primarily of rental merchandise of $18,134, property and


                                 RENT-WAY, INC.

                    Notes to Unaudited Condensed Consolidated
                      Financial Statements - continued (all
                        dollars in thousands, except per
                                   share data)


4.  Acquisitions (continued):

      equipment of $159, other assets of $3,219, prepaid expenses of $508, non-compete agreement of $1,000 and customer contracts of $460. Liabilities assumed (at fair value) consisted primarily of trade payables of $3,925, accrued liabilities of $2,356 and debt of $12,127. The Condensed Consolidated Statements of Operations for the three and six month periods ended March 31, 1999 include the results of operations of Champion for the entire period.

      On January 7, 1998, the Company completed the asset purchase of South Carolina Rentals, Inc., Paradise Valley Holdings, Inc., and L & B Rents, Inc., (collectively, "Ace Rentals"), assuming effective control of the results of operations as of January 1, 1998. At the time of the acquisition, Ace Rentals operated a chain of 50 rental-purchase stores located in California and South Carolina with annual revenues of approximately $22,000. The consideration paid in exchange for the assets of Ace Rentals was $25,348 in cash. Pursuant to the terms of the purchase agreement, $750 of the purchase price was placed in escrow, subject to the terms of the escrow agreement, to satisfy seller's representations and warranties and any purchase price adjustments. In May 1998, $375 of the $750 escrow was released in accordance with the terms and conditions of the escrow agreement with the balance to be released pending resolution of certain issues. The acquisition was accounted for using the purchase method of accounting. Ace Rentals' assets and certain liabilities were recorded at their fair values at the date of the acquisition. The excess of the acquisition cost over the fair values of the net assets acquired ("goodwill") of $21,495 is being amortized on a straight line basis over 30 years. The total costs of net assets acquired was $25,348 and consisted of assets of $26,767 less a liability assumed of $478 and acquisition costs of $941. The acquisition of Ace Rentals was primarily funded with proceeds received in connection with the Company's public stock offering on December 2, 1997, with the balance being drawn on the Company's existing senior credit facility. Assets acquired (at fair value) other than goodwill consisted primarily of rental merchandise of $4,383, property and equipment of $249, non-compete agreement of $500 and $140 in customer contracts. The liability assumed (at fair value) was $478 of vehicle related debt. The Condensed Consolidated Statements of Operations for the three and six month periods ended March 31, 1999 include the results of operations of Ace Rentals for the entire period.

      During calendar year 1998, the Company also purchased from six separate entities the rental merchandise and contracts of 17 rental-purchase stores located in Arizona, Florida, Texas and Washington. The Company paid cash in exchange for the assets and each acquisition was recorded using the purchase method of accounting. The acquired assets were recorded at their fair values at the date of the acquisition. The excess of the acquisition price ("goodwill") of $3,052 is being amoritized on a straight line basis over 30 years. The total cost of net assets acquired was $4,903. The Condensed Consolidated Statements of Operations for the three and six month periods ended March 31, 1999 include the results of operations for these acquisitions for the entire period.

      The following are pro forma results of operations for the three and six month periods ended March 31, 1998 assuming the acquisitions of Champion and Ace Rentals had occurred on October 1, 1997. The results are not necessarily indicative of future operations or what would have occurred had the acquisitions been consummated as of that date.

                                                                             Unaudited Pro Forma Operations

                                                              Three months ended                     Six months ended
                                                                March 31, 1998                        March 31, 1998

                                                     ------------------------------------- --------------------------------------

             Revenues..................................$                110,372             $                 219,428
             Net loss..................................$                 (2,593)            $                  (6,054)
                                                       ========================             =========================
             Pro forma diluted loss per common
             share.....................................$                  (0.12)            $                   (0.31)
                                                       ========================             =========================












                                 RENT-WAY, INC.

                    Notes to Unaudited Condensed Consolidated
                      Financial Statements - continued (all
                        dollars in thousands, except per
                                   share data)

5.  Debt:

    On December 10, 1998, the Company entered into a new collaterized term loan and revolving credit facility (the "Facility") due December 10, 2003 with a syndicate of banks led by National City Bank of Pennsylvania, NationsBank, N.A., and Harris Trust and Savings Bank.

    On March 10, 1999, the Company made two Credit Agreement Joinders (the "Joinders") to the Facility. The Joinders were made by PNC Bank, National Association and Bank Austria Creditanstalt Corporate Finance, Inc. (the "New Banks"). Each of the New Banks agreed to make a revolving credit commitment in the amount of $3,889 and a term loan commitment in the amount of $4,861. The Joinders increase the term loans available under the Facility to $125,000 and the revolving loans and letters of credit available under the Facility to $100,000. The syndicate members and their ratable share of the Facility are as follows:

                         National City Bank of Pennsylvania........................... 15.5556%
                         NationsBank, N.A............................................. 15.5556%
                         Harris Trust and Savings Bank................................ 15.5556%
                         Firstar Bank, N.A............................................ 11.1111%
                         LaSalle National Bank........................................ 10.0000%
                         SunTrust Bank, Central Florida, National
                         Association..................................................  8.8889%
                         Manufacturers and Traders Trust Company......................  8.8889%
                         Mercantile Bank of St. Louis, N.A............................  6.6667%
                         PNC Bank, National Association...............................  3.8889%
                         Bank Austria Creditanstalt Corporate Finance, Inc..............3.8889%


    The principal amount of the term loans are payable in quarterly payments due on the last day of each September, December, March, and June, beginning with the quarter ending September 30, 1999 and are as follows:

                         Quarter (s) Ending on           Percentage of Principal (as of the
                         Following Date or In The        last day of the Syndication Period)
                         Following Period                Due on Each Quarterly Payment Date
                         9-30-99 through 12-31-99...................2.8%
                         3-31-00 through 12-31-00...................3.6%
                         3-31-01 through 12-31-01...................4.4%
                         3-31-02 through 12-31-02...................5.2%
                         3-31-03 through 9-30-03....................6.0%

                         With any additional balance which remains outstanding due and payable on December 10, 2003.


     As of March 31, 1999 total indebtedness under the Facility was $176,000 of which $51,000 was related to the revolving credit portion thereof.

    On January 1, 1999, the Company amended the Facility to add Rent-Way of TTIG, L.P., an Indiana limited partnership, as a Co-Borrower. The amendment also causes Rent-Way of Tomorrow, Inc., Rent-Way of Michigan, Inc., and Rent-Way Developments, Inc., new subsidiaries of the Company incorporated in Delaware, to become guarantors of the Facility.

    The Facility requires the Company to comply with certain covenants, including financial covenants. These covenants generally restrict the Company from incurring additional indebtedness, granting additional liens on its assets, making dividends or distributions, disposing of assets other than in the ordinary course, issuing additional stock, making additional acquisitions or making capital expenditures, in each case subject to certain exceptions. Under the Facility, the Company is restricted from incurring additional indebtedness except additional purchase money indebtedness not exceeding $100, subordinated intercompany indebtedness, indebtedness incurred in connection with certain acquisitions permitted under the Facility, certain capitalized leases or purchases of fixed assets with payments that do not exceed $10,000 in the aggregate in any fiscal year, and any other lease, which is not a capitalized lease, or the rental of any real or personal property of another entity with payments that do not (other than for leases of retail store sites and motor vehicles) exceed $250 in the aggregate in any fiscal year. The Company is also required to comply with the following financial covenants: maintain a maximum leverage ratio with respect to total funded debt of 4.0 to 1.0

                                 RENT-WAY, INC.

                    Notes to Unaudited Condensed Consolidated
                      Financial Statements - continued (all
                        dollars in thousands, except per
                                   share data)



5.  Debt (continued):

     (decreasing periodically until reaching 2.5 to 1.0 by July 1, 2002), maintain a minimum interest coverage ratio of 3.0 to 1.0 (increasing periodically until reaching 5.0 to 1.0 by April 1, 2002), maintain a minimum net worth of $217 million (increasing with earnings and acquisitions) and maintain a minimum fixed charge coverage ratio of 1.2 to 1.0. As of March 31, 1999, the Company was in compliance with all covenants contained in the Facility.

    As a result of entering into the Facility, the Company wrote off the remaining balance of deferred financing costs associated with its and HMCH's previous credit facilities. The amount of deferred finance costs, $865 ($519 net of 40% tax) is shown as an extraordinary item on the Company's Condensed Consolidated Statement of Operations for the six months ended March 31, 1999.

6.  Derivative Financial Instruments:

    The Company uses derivative financial instruments to reduce the impact on interest expense of fluctuations in interest rates on a portion of the Facility (see Note 5). Interest rate expense under the swap agreements, which qualify for hedge accounting, is recorded as the net effective interest rate of the hedged transactions. The Company does not enter into derivative financial instruments for trading or speculative purposes. As of March 31, 1999, the Company had in place eight interest rate swaps, under which the Company agreed with counterparties to exchange, at quarterly intervals, the interest payments on a variable pay rate of the three-month LIBOR and a fixed pay rate for the notional amount of the interest rate swap agreements. The Company actively evaluates the creditworthiness of the financial institutions which are counterparties to interest rate swap agreements, and it does not appear that any counterparty will fail to meet their obligation. The following table illustrates the notional amounts outstanding, maturity dates and the fixed pay and variable receive rates of each of the interest rate swap agreements at March 31, 1999:


                                                                                                     Fixed        Variable
                                                                       Notional       Maturity        Pay          Receive
                                                                        Amount          Date          Rate          Rate
                                                                       --------       --------       -----        --------
        Interest rate swap, National City Bank....................   $  30,000        May 2003       5.965%        5.538%

        Interest rate swap, Bank of America.......................   $  20,000        May 2003       5.760%        5.538%

        Interest rate swap, Manufacturers' and Traders Trust Co...   $  10,000        May 2003       5.095%        5.538%

        Interest rate swap, Harris Bank...........................   $  20,000        Dec 2003       5.090%        5.538%

        Interest rate swap, SunTrust Bank.........................   $  10,000        Dec 2003       5.105%        5.538%

        Interest rate swap, LaSalle Bank..........................   $  10,000        Dec 2003       5.095%        5.538%

        Interest rate swap, Bank of America.......................   $  10,000        Dec 2003       5.120%        5.538%

        Interest rate swap, Harris Bank...........................   $  10,000        Dec 2003       5.120%        5.538%



    The fair value of the interest rate swap agreements based on settlement cost as estimated by a dealer as of March 31, 1999 are as follows:

                                                                             Notional         Fair
                                                                              Amount          Value
                                                                           -----------     -----------
        Interest rate swap, National City Bank.......................      $  30,000       $      (484)

        Interest rate swap, Bank of America..........................      $  20,000       $      (367)

        Interest rate swap, Manufacturers' and Traders Trust Company.      $  10,000       $       140

        Interest rate swap, Harris Bank..............................      $  20,000       $       454

        Interest rate swap, SunTrust Bank............................      $  10,000       $       209

        Interest rate swap, LaSalle Bank.............................      $  10,000       $       212

        Interest rate swap, Bank of America..........................      $  10,000       $       199

        Interest rate swap, Harris Bank..............................      $  10,000       $       203










                                 RENT-WAY, INC.


                    Notes to Unaudited Condensed Consolidated
                      Financial Statements - continued (all
                        dollars in thousands, except per
                                   share data)

  7.    Contingencies:

     The Company is subject to legal proceedings and claims in the ordinary course of its business that have not been finally adjudicated. Certain of these cases have resulted in contingent liabilities ranging from $1,160 to $2,950. The majority of such claims are, in the opinion of management, covered under insurance policies and therefore should not have a material effect on the financial position, results of operations or cash flows of the Company.

     Additional claims exist in the range of $1,650 to $2,800 for which management believes it has meritorious defenses, but for which the likelihood of an unfavorable outcome is currently not determinable. In management's opinion, each of these claims will either be indemnified by the previous shareholders of prior acquisitions or covered under insurance policies and therefore, will not have a material effect on the financial position, results of operations or cash flows of the Company.

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

  9.    Income Taxes:

     The effective tax rate has been adjusted for certain non-deductible business combination costs, which have been expensed in the quarter ended December 31, 1998. As a result, the impact in the effective rate for the year has been entirely reflected in the quarter ended December 31, 1998 and without these charges would have been approximately 41.5%.




                                 RENT-WAY, INC.

                    Notes to Unaudited Condensed Consolidated
                      Financial Statements - continued (all
                        dollars in thousands, except per
                                   share data)




10.   Stock Options:

     In March 1999, the Board of Directors of the Company adopted, and the shareholders have approved, the Rent-Way, Inc. Stock Option Plan of 1999 (the "1999 Plan") which authorizes the issuance of up to 2,500,000 shares of common stock pursuant to stock options granted to officers, directors, key employees, consultants, and advisors of the Company. The option exercise price will be at least equal to the fair market value of the Company's common stock on the grant date. The 1999 Plan will expire in March 2009 unless terminated earlier by the Board of Directors. The authorized number of shares, the exercise price of outstanding options, and the number of shares under option are subject to appropriate adjustment for stock dividends, stock splits, reverse stock splits, recapitalizations, and similar transactions. The 1999 Plan is administered by the Stock Option Committee of the Board of Directors who select the optionees and determine the terms and provisions of each option grant within the parameters set forth in the 1999 Plan. As of March 31, 1999, 550,000 options at an exercise price of $27.88 were granted under the 1999 Plan.

11. Subsequent Event:

     On April 1, 1999, the Company purchased the assets of Albemarle Ventures, Inc., d/b/a Rent City, a privately owned rental purchase store located in North Carolina with annual revenues of approximately $400 in exchange for $375 in cash. The acquisition will be accounted for using the purchase method of accounting.

































                                 RENT-WAY, INC.

       ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

       General


       During the three and six month periods ended March 31, 1999, the Company generated record revenues. The Company's total revenues increased by 12.6% and 25.1% compared to the same three and six month periods last year. The increase in revenue is primarily due to acquisitions made during fiscal 1998. Overall, the Company experienced a 0.4% increase in same store revenues compared to the same period last year. For Rent-Way same stores (based on 196 stores), revenues increased 6.9%, and for Home Choice same stores (based on 400 stores), revenues decreased 2.5%, in each case as compared to the same period in fiscal 1998.

       On March 10, 1999, the Company made two Credit Agreement Joinders to its existing collaterized revolving and term credit facility with a syndicate of banks led by National City Bank of Pennsylvania, NationsBank, N.A., and Harris Trust and Savings Bank (the "Facility"). The Joinders were made by PNC Bank, National Association and Bank Austria Creditanstalt Corporate Finance, Inc. As a result of these Joinders, term loans available under the Facility increased to $125.0 million and revolving loans and letters of credit increased to $100.0 million.

       On January 1, 1999, the Company formed four new entities: Rent-Way TTIG, L.P., an Indiana limited partnership, and Rent-Way of Tomorrow, Inc., Rent-Way of Michigan, Inc., and Rent-Way Developments, Inc., all Delaware corporations. On January 1, 1999, the Company amended the Facility to add Rent-Way of TTIG, L.P., as a co-borrower and Rent-Way of Tomorrow, Inc., Rent-Way of Michigan, Inc., and Rent-Way Developments, Inc., as guarantors.

       On December 10, 1998, the Company completed its merger (the "Merger") with Home Choice Holdings, Inc. ("HMCH"), pursuant to which HMCH merged with and into the Company, with the Company being the surviving entity. The Merger was accounted for as a pooling-of-interests under Accounting Principles Board ("APB") Opinion No. 16. The terms of the Merger called for each outstanding share of HMCH common stock at the time of the Merger to be converted into 0.588 shares of the Company's common stock. As a result, the Company issued approximately 10,025,000 shares of common stock to the stockholders of HMCH.

       Prior to the Merger, the Company operated 405 rental-purchase stores in 25 states, primarily in the northeastern and eastern parts of the United States. HMCH, at the time of the Merger, operated 460 rental-purchase stores in 26 states, primarily in the southeastern, midwestern and southwestern portions of the United States. As a result of the Merger, the Company is the second largest company in the rental-purchase industry, operating 855 rental-purchase stores in 35 states.

       The corporate offices of the combined company are located in Erie, Pennsylvania. None of the HMCH's Board of Directors or executive officers retained a position with the combined company. Gerald A. Ryan remains as Chairman of the Board for the combined company with William E. Morgenstern as President and Chief Executive Officer and Jeffrey A. Conway as Chief Financial Officer.

       The Company has completed the process of consolidating all corporate operations to its current offices in Erie, Pennsylvania. In addition, the Company has completed converting all the HMCH stores to the Rent-Way point of sale computer system.

       On December 10, 1998, the Company entered into the Facility. A portion of the Facility was used to refinance the debt of HMCH assumed in the Merger and to refinance debt under the Company's previous facility. Subject to compliance with certain formulas, the remaining portion of the facility is available to finance additional acquisitions. The Company wrote-off $865,000 ($519,000 net of 40% tax benefit) of deferred loan costs associated with its and HMCH's previous credit facilities.

       On October 8, 1998, the Company began trading on the New York Stock Exchange under the symbol "RWY". The Company's common stock had been previously traded on the NASDAQ National Market System under the symbol "RWAY".

        Management is actively seeking merger and acquisition candidates with financial and geographic profiles consistent with the Company's growth objectives.

       Results of Operations

        The following table sets forth, for the periods indicated, certain items from the Company's unaudited Condensed Consolidated Statements of Operations, expressed as a percentage of revenues.

                                                          Three Months Ended                           Six Months Ended
                                                               March 31,                                   March 31,
                                                         1999             1998                       1999             1998
                                                         ---------------------                       ---------------------
       Revenues:
         Rental revenue                                   88.0%          88.0%                        88.2%           87.7%
         Other revenue                                    12.0           12.0                         11.8            12.3
                                                         -----          -----                        -----           -----
         Total revenues                                  100.0%         100.0%                       100.0%          100.0%
       Costs and operating expenses:
         Depreciation and amortization:
         Rental merchandise                               25.6           25.1                         25.4            25.1
         Property and equipment                            1.8            1.7                          1.8             1.7
         Amortization of goodwill                          2.0            2.7                          2.0             2.7
                                                         -----          -----                        -----           -----
              Total depreciation and amortization         29.4           29.5                         29.2            29.5
       Salaries and wages                                 25.6           26.3                         26.2            28.2
       Advertising                                         4.9            5.7                          5.6             6.1
       Occupancy                                           6.5            6.7                          6.5             7.0
       Name change expense                                   -            0.3                            -             0.6
       Business combination costs                          0.2            9.9                          6.7             5.6
       Other operating expenses                           20.4           22.9                         22.1            25.0
                                                         -----          -----                        -----           -----
         Total costs and operating expenses               87.0          101.3                         96.3           102.0
                                                        ------          -----                        -----           -----

       Operating income (loss)                            13.0           (1.3)                         3.7            (2.0)
       Interest expense                                   (3.3)          (2.4)                        (3.1)           (2.2)
       Other income                                          -            0.1                         (0.1)            0.1
                                                         -----          -----                        -----           -----
       Income (loss) before income taxes and
          extraordinary item                               9.7           (3.6)                         0.5            (4.1)
       Income tax expense (benefit)                        4.0            0.8                          1.5               -
                                                         -----          -----                        -----           -----
       Income (loss) before extraordinary item             5.7           (4.4)                        (1.0)           (4.1)
       Extraordinary item                                    -              -                         (0.2)              -
                                                         -----          -----                        -----           -----
       Net income (loss)                                   5.7%          (4.4)%                       (1.2)%          (4.1)%
                                                         =====          =====                        =====           =====


       Comparison of Three Months Ended March 31, 1999 and 1998

       For the three months ended March 31, 1999 compared to the three months ended March 31, 1998, total revenues increased by $14.1 million (12.6%) to $125.8 million from $111.7 million. The increase was principally due to increased same store revenues and the inclusion of the results for the stores acquired during fiscal 1998. The stores acquired in the Champion acquisition accounted for $8.3 million (58.9%) of the increase, the stores acquired in other fiscal 1998 acquisitions accounted for $3.2 million (22.7%) of the increase, stores opened in fiscal 1998 accounted for $0.8 million (5.6%) of the increase, and the Company's same stores accounted for $1.8 million (12.8%) of the increase. Other revenue increased by $1.7 million (12.7%) to $15.1 million from $13.4 million principally due to stores acquired in 1998.

       For the three months ended March 31, 1999 compared to the three months ended March 31, 1998, total costs and operating expenses decreased to $109.4 million from $113.2 million, or to 87.0% from 101.3% of total revenues primarily as a result of a $11.0 million decrease in name change and business combination costs. Depreciation expense related to rental merchandise increased by $4.0 million or 0.5% of total revenue to $32.1 million from $28.1 million. This 0.5% increase as a percentage of total revenues is primarily the result of increased sales due to the exercise of early purchase options ("EPO") and the higher remaining values on those items sold. The remaining value of EPO sales items is charged to depreciation expense. Amortization of goodwill decreased by $0.5 million principally due to a decrease in Home Choice goodwill amortization. Amortization of goodwill was 2.0% and 2.7% of total revenues for the three months ended March 31, 1999 and 1998, respectively. Salaries and wages increased to $32.2 million from $29.4 million, but decreased 0.7% as a percentage of total revenues to 25.6% from 26.3%. The $2.8 million increase is principally due to the addition of 31 new locations and additions to corporate personnel. Advertising expense decreased $0.1 million to $6.2 million from $6.3 million principally due to the Company's ability to focus advertising efforts in cluster markets. Advertising expense as a percentage of total revenues decreased 0.8% to 4.9% from 5.7%. Occupancy expense increased to $8.1 million from $7.5 million, but decreased 0.2% as a percentage of total revenues to 6.5% from 6.7%. The $0.6 million increase is primarily due to the addition of the stores acquired and opened in fiscal 1998. Other operating expenses increased by $0.2 million to $25.7 million from $25.5 million mainly due to the addition of the stores acquired and opened in fiscal 1998. Other operating expenses as a percentage of total revenues decreased 2.5% to 20.4% from 22.9%. This 2.5% decrease occurred because of the Company's ability to allocate corporate and fixed costs over a greater number of stores and increased revenues.

       For the three months ended March 31, 1999 compared to the three months ended March 31, 1998, operating income increased by $17.9 million (1189.7%) to $16.4 million from ($1.5 million), and increased to 13.0% from (1.3%) of total revenues. The improvement in operating income was principally due to the $10.6 million decrease in business combination charges. The results for the quarter ended March 31, 1999 included $0.4 million of business combination charges related to Rent-Way's merger with Home Choice on December 10, 1998. The results for the quarter ended March 31, 1998 included $11.0 million in business combination charges related to Home Choice's predecessor's merger with Alrenco, Inc., which occurred in February 1998. Excluding these special charges, operating income increased by $7.3 million (75.9%) to $16.8 million from $9.5 million, and increased to 13.4% from 8.6% of total revenues.

       For the three months ended March 31, 1999 compared to the three months ended March 31, 1998, interest expense increased $1.5 million to $4.2 million from $2.7 million principally due to the $71.0 million in Home Choice indebtedness assumed in connection with the Merger.

       For the three months ended March 31, 1999 compared to the three months ended March 31, 1998, income tax expense increased to $5.0 million from $0.9 million because the Company generated greater taxable income. The Company's effective tax rate is 41.5%.

       For the three months ended March 31, 1999 compared to the three months ended March 31, 1998, net income increased by $12.1 million (242.8%) to $7.1 million from ($5.0 million). The increase was primarily due to the $10.6 million decrease in business combination charges. Excluding the special charges related to mergers, net income increased by $3.5 million (89.8%) to $7.5 million from $4.0 million.

       Comparison of Six Months Ended March 31, 1999 and 1998

       For the six months ended March 31, 1999 compared to the six months ended March 31, 1998, total revenues increased by $50.1 million (25.1%) to $249.7 million from $199.6 million. The increase was principally due to increased same store revenues and the inclusion of the stores acquired in the Ace Rentals acquisition, the Champion acquisition, and other 1998 acquisitions and stores opened in fiscal 1998. Stores acquired in the Ace Rentals acquisition accounted for $4.9 million (9.8%) of the increase, stores acquired in the Champion acquisition accounted for $28.3 million (56.5%) of the increase, stores acquired in other fiscal 1998 acquisitions accounted for $6.3 million (12.6%) of the increase, stores opened in fiscal 1998 accounted for $1.5 million (3.0%) of the increase, and the Company's same stores accounted for $9.1 million (18.1%) of the increase. Other revenue increased $4.9 million (19.9%) to $29.4 million from $24.5 million principally due to stores acquired in 1998.

       For the six months ended March 31, 1999 compared to the six months ended March 31, 1998, total costs and operating expenses increased to $240.4 million from $203.5 million primarily as a result of the costs and operating expenses associated with stores acquired in 1998, but decreased to 96.3% from 102.0% of total revenues. This decrease of 5.7% resulted primarily from a 0.3% decrease in depreciation and amortization as a percentage of total revenues, a 2.0% decrease in salaries and wages as a percentage of total revenues, a 0.5% decrease in advertising expense as a percentage of total revenues, a 0.5% decrease in occupancy expense as a percentage of total revenues, and a 2.9% decrease in other operating expenses as a percentage of total revenue offset by a 1.1% increase in business combination costs a percentage of total revenues. Depreciation expense related to rental merchandise increased by $13.4 million to $63.5 million from $50.1 million, or 0.3% as a percentage of total revenues. This 0.3% increase as a percentage of total revenues is primarily the result of increased EPO sales and the higher remaining values on those items sold. The remaining value of EPO sales items is charged to depreciation expense. Amortization of goodwill decreased by $0.5 million, or 0.7% as a percentage of total revenues principally due to a decrease in Home Choice goodwill amortization. Salaries and wages increased to $65.5 million from $56.2 million, but decreased 2.0% as a percentage of total revenues to 26.2% from 28.2%. The $9.3 million increase is principally due to the addition of 226 new locations and additions to corporate personnel. Advertising expense increased $1.7 million to $14.0 million from $12.3 million principally due to the addition of the stores acquired in 1998. Advertising expense as a percentage of total revenues decreased 0.5% to 5.6% from 6.1%. Occupancy expense increased $2.3 million to $16.3 million from $14.0 million mainly due to the addition of the stores acquired in 1998. Other operating expenses increased $5.2 million to $55.0 million from $49.8 million principally due to the addition of the stores acquired in 1998. Other operating expense as a percentage of total revenues decreased 2.9% to 22.1% from 25.0%. This 2.9% decrease is primarily due to the Company's ability to allocate corporate and fixed costs over a greater number of stores and increased revenues.

        For the six months ended March 31, 1999 compared to the six months ended March 31, 1998, operating income increased by $13.2 million (337.7%) to $9.3 million from ($3.9 million) and increased to 3.7% from (2.0%) of total revenues. The improvement in operating income was principally due to the stores acquired in 1998 and the factors discussed above. The results for the six months ended March 31, 1999 included $16.8 million of business combination charges related to Rent-Way's merger with Home Choice on December 10, 1998. The results for the six months ended March 31, 1998 included $11.1 million in business combination charges related to Home Choice's predecessor's merger with Alrenco, Inc. which occurred in February 1998. Excluding these special charges, operating income increased by $20.0 million (276.4%) to $27.2 million from $7.2 million, and increased to 10.9% from 3.6% of total revenues.

       For the six months ended March 31, 1999 compared to the six months ended 1998, interest expense increased by $3.4 million to $7.8 million from $4.4 million due to the $71.0 million in Home Choice indebtedness assumed in connection with the Merger.

       For the six months ended March 31, 1999 compared to the six months ended March 31, 1998, income tax expense increased by $3.7 million because the Company generated greater taxable income.

       For the six months ended March 31, 1999 compared to the six months ended March 31, 1998, net income increased by $5.2 million (63.7%) to ($2.9 million) from ($8.1 million). The increase was due to the factors discussed above. Excluding special charges related to the mergers, net income increased by $9.5 million (549.3%) to $11.2 million from $1.7 million reported in the same period last year.

       Liquidity and Capital Resources

       On March 10, 1999, the Company made two Credit Agreement Joinders (the "Joinders") to the Facility. The Joinders were made by PNC Bank, National Association and Bank Austria Creditanstalt Corporate Finance, Inc. (the "New Banks"). Each of the New Banks agreed to make a revolving credit commitment in the amount of $3.9 million and a term loan commitment in the amount of $4.9 million. The Joinders increase the term loans available under the Facility to $125.0 million and the revolving loans and letters of credit available under the Facility to $100.0 million. The syndicate members and their ratable share of the Facility are as follows:

                         National City Bank of Pennsylvania........................... 15.5556%
                         NationsBank, N.A............................................. 15.5556%
                         Harris Trust and Savings Bank................................ 15.5556%
                         Star Bank, N.A............................................... 11.1111%
                         LaSalle National Bank........................................ 10.0000%
                         SunTrust Bank, Central Florida, National Association.........  8.8889%
                         Manufacturers and Traders Trust Company......................  8.8889%
                         Mercantile Bank of St. Louis, N.A............................  6.6667%
                         PNC Bank, National Association...............................  3.8889%
                         Bank Austria Creditanstalt Corporate Finance, Inc............  3.8889%


     As of March 31, 1999, total indebtedness under the Facility was $176.0 million, of which $51.0 million was related to the revolving credit portion of the Facility.

       On December 10, 1998, the Company entered the Facility which is due December 10, 2003. The principal amount of the term loans are payable in quarterly payments due on the last day of each September, December, March, and June, beginning with the quarter ending September 30, 1999 and are as follows:

                                Quarter (s) Ending on                   Percentage of Principal (as of
                                Following Date or In The                the last day of the Syndication Period)
                                Following Period                        Due on Each Quarterly Payment Date

                                9-30-99 through 12-31-99...........................2.8%
                                3-31-00 through 12-31-00...........................3.6%
                                3-31-01 through 12-31-01...........................4.4%
                                3-31-02 through 12-31-02...........................5.2%
                                3-31-03 through 9-30-03............................6.0%

                                With  any   additional   balance  which  remains
                                outstanding  due and  payable  on  December  10,
                                2003.



       Of the approximately $202.0 million initially available under the Facility, approximately $111.0 million was used to refinance previously existing senior indebtedness of the Company and $71.0 million was used to pay indebtedness of HMCH assumed in connection with the Merger.

       The Facility requires the Company to comply with certain covenants, including financial covenants. These covenants generally restrict the Company from incurring additional indebtedness, granting additional liens on its assets, making dividends or distributions, disposing of assets other than in the ordinary course, issuing additional stock, making additional acquisitions or making capital expenditures, in each case subject to certain exceptions. Under the Facility, the Company is restricted from incurring additional indebtedness except additional purchase money indebtedness not exceeding $100,000, subordinated intercompany indebtedness, indebtedness incurred in connection with certain acquisitions permitted under the Facility, certain capitalized leases or purchases of fixed assets with payments that do not exceed $10.0 million in the aggregate in any fiscal year, and any other lease, which is not a capitalized lease, or the rental of any real or personal property of another entity with payments that do not (other than for leases of retail store sites and motor vehicles) exceed $250,000 in the aggregate in any fiscal year. The Company is also required to comply with the following financial covenants: maintain a maximum leverage ratio with respect to total funded debt of 4.0 to 1.0 (decreasing periodically until reaching 2.5 to 1.0 by July 1, 2002), maintain a minimum interest coverage ratio of 3.0 to 1.0 (increasing periodically until reaching 5.0 to 1.0 by April 1, 2002), maintain a minimum net worth of $217.0 million (increasing with earnings and acquisitions) and maintain a minimum fixed charge coverage ratio of 1.2 to 1.0. As of March 31, 1999, the Company was in compliance with all covenants contained in the Facility.

       As a result of entering into the Facility, the Company wrote off the remaining balance of deferred financing costs associated with its and HMCH's previous credit facility. The amount of deferred finance costs, $0.9 million ($0.5 million net of 40% tax) is shown as an extraordinary item on the Company's Condensed Consolidated Statement of Operations for the six months ended March 31, 1999.



       For the six months ended March 31, 1999 compared to the six months ended March 31, 1998, the Company's net cash used in operating activities decreased to $10.2 million from $14.5 million. This decrease was principally due to a $5.2 million decrease in net loss, a $4.1 million increase in non-cash depreciation and amortization, a $4.8 million increase in income taxes payable, a $5.3 million decrease in other assets, a $1.6 million decrease in non compete and prepaid consulting fees, and a $1.0 million decrease in income tax receivable offset by a $3.8 million increase in rental merchandise purchases. These increases resulted primarily from the stores acquired and opened in fiscal 1998.

       For the six months ended March 31, 1999 compared to the six months ended March 31, 1998, the Company's net cash used in investing activities decreased by $95.1 million to $11.0 million from $106.1 million. This decrease is principally due to a $97.7 million decrease in purchases of businesses and a $0.5 million decrease in the purchases of property and equipment.

       For the six months ended March 31, 1999, compared to the six months ended March 31, 1998, the Company's net cash provided by financing activities decreased to $18.6 million from $122.1 million. This decrease is mainly due to a $147.4 million increase in payments on outstanding borrowings.


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

       The following table presents information about the Company's market sensitive financial instruments. The table illustrates the principle and notional amounts, as well as the date of maturity, actual and weighted average pay and receive rates for all significant financial and derivative financial instruments in effect as of March 31, 1999:







              Expected Maturity Dates                            1998      1999     2001      2002        2003      Thereafter
                                                                 ----      ----     ----      ----        ----      ----------
              ----------------------------------------------------------------------------------------------------------------
              Debt:
                Revolving credit facility Base rate option                                             $    1,000
               --Actual floating rate.....................                                                  8.750%
                Revolving credit facility Euro-rate option                                             $   50,000
               --Actual floating rate.....................                                                  5.544%
                Term loan Euro-rate option................                                             $  126,000
               --Actual floating rate.....................                                                  5.544%
                Convertible Subordinated Debentures.......                                                            20,000
               --Actual fixed interest rate...............                                                               7.0%

              Interest rate swap agreements:
                National City Bank, notional amount.......                                             $   30,000
               --Actual fixed interest rate pay rate......                                                  5.965%
                Bank of America, notional amount..........                                             $   20,000
               --Actual fixed interest rate pay rate......                                                  5.760%
                Manufacturers and Traders Trust, notional amount                                       $   10,000
               --Actual fixed interest rate pay rate......                                                  5.925%
                Harris Bank, notional amount..............                                             $   20,000
               --Actual fixed interest rate pay rate......                                                  5.095%
                SunTrust Bank, notional amount............                                             $   10,000
               --Actual fixed interest rate pay rate......                                                  5.105%
                LaSalle Bank, notional amount.............                                             $   10,000
               --Actual fixed interest rate pay rate......                                                  5.095%
                Bank of America, notional amount..........                                             $   10,000
               --Actual fixed interest rate pay rate......                                                  5.120%
                Harris Bank, notional amount..............                                             $   10,000
               --Actual fixed interest rate pay rate......                                                  5.120%




       Inflation

       During the three months ended March 31, 1999, the cost of rental merchandise, lease rental expense and salaries and wages have increased modestly. These increases have not had a significant effect on the results of operations because the Company has been able to charge commensurably higher rental for its merchandise. This trend is expected to continue in the foreseeable future.


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


       Year 2000 Issues

       The Company utilizes management information systems and software technology that may be affected by Year 2000 issues throughout its operations. During fiscal 1998, the Company began to implement plans to ensure those systems continue to meet its internal and external requirements. All the Company's remote locations operate on an internally developed point of sale system. This system utilizes a peer to peer, Windows 95 local area network. Communications between remote locations and the corporate office are handled via e-mail through the internet. After completion of testing, the Company believes that its point of sale system is Year 2000 compliant. As a result of the Company's growth, a decision was made to upgrade information systems at the corporate office. The installation and implementation of a Year 2000 compliant PeopleSoft software package was completed in January 1999. This package encompasses all accounting functions, payroll, human resources and benefit administration requirements. The system will operate in an n-tier environment on a Windows NT platform. The cost of all hardware, software, training and implementation costs is expected to be approximately $1.5 million, the majority of which was incurred in fiscal 1998. In addition to the PeopleSoft package, the Company has implemented a Year 2000 compliant J. Driscoll package for cash management. This package operates on the same platform as the PeopleSoft package.

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


       Cautionary Statement



       This Report on Form 10-Q and the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company's expectations or beliefs concerning future events. Any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, (i) the ability of the Company to acquire additional rental-purchase stores on favorable terms,
       (ii) the ability of the Company to improve the performance of such acquired stores and to integrate such acquired stores into the Company's operations, (iii) the ability of the Company to integrate the Home Choice stores and systems into the Company's operations, (iv) the impact of state and federal laws regulating or otherwise affecting the rental-purchase transaction, and (v) unforeseen issues associated with the Year 2000 compliance effort.

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

                                 RENT-WAY, INC.

                            PART II OTHER INFORMATION

       ITEM 4.    Submission of Matters to Vote of Security Holders

       The Annual Meeting of Shareholders of the Company was held on March 10, 1999 at the corporate offices of the Company located at One RentWay Place, Erie, Pennsylvania at 10:00 a.m. All proposals as described in the Company's Proxy Statement dated February 12, 1999 were approved. Below are details of the matters voted on at the meeting:

       Proposal 1 - Election of Directors

     Elections were held for two (2) Class I directors to serve until the 2002 Annual Meeting of Shareholders. The results of the votes are as follows:



                                                                Votes                        Broker
       Name                            Class      Votes For     Against      Abstentions     Non-Votes
       ----                            -----      ---------     -------      -----------     ---------

       Gerald A. Ryan                    I        19,236,147     245,228       13,370        1,732,526

       Robert B. Fagenson                I        19,236,147     245,228       13,370        1,732,526



       Proposal 2 - Approval of the Company's 1999 Stock Option Plan

       The 1999 Stock Option Plan authorizes 2,500,000 shares of common stock of the Company that may be offered and sold pursuant to the exercise of options. Given the doubling in the number of employees of the Company as a result of the Merger and the Company's practice of making broad-based grants of options to incentivize employees, additional shares are needed for the grant of options. The result of the vote on the adoption of the 1999 Stock Option Plan was 11,879,495 votes for, 5,384,991 against, 13,370 abstentions, and 2,203,519 broker non-votes.

                                 RENT-WAY, INC.


       ITEM 6.  Exhibits and Reports on Form 8-K


       a.  Exhibits

           The Exhibits filed as part of this report are listed below.

               Exhibit No.                    Description
               -----------                    -----------
                   27                    Financial data schedule

       b.  Reports on Form 8-K

(1) On February 22, 1999, the Company filed a Current Report on Form 8-K/A dated February 22, 1999 amending the Company's Current Report on Form 8-K filed December 24, 1998 reporting the consummation of the Merger. The Current Report on Form 8-K/A contained audited historical financial statements of Home Choice and its predecessor as of December 31, 1997 and 1996 and for the years ended December 31, 1997, 1996 and 1995, unaudited historical financial statements of Home Choice and its predecessor as of September 30, 1998 and for the nine months ended September 30, 1998 and 1997 and unaudited pro forma condensed combined financial statements on the Merger.









































                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                May 4, 1999                     /s/ Jeffrey A. Conway
       -----------------------------     --------------------------------------
                  Date                              Jeffrey A. Conway
                                  Sr. Vice President and Chief Financial Officer
                                (Principal Financial and Accounting Officer an
                                         Duly Authorized Officer)