Form 10-Q
period 1999-06-30
RENT WAY INC
filed 1999-07-23
CIK 893046

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

                  For the quarterly period ended June 30, 1999

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

Yes        X                 No


        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        Class                   Outstanding as of July 22, 1999
                  -----------------             -------------------------------
                    Common Stock                         21,631,489



================================================================================


                                 RENT-WAY, INC.



                                                                                                          Page
Part I            Financial Information
                  Item 1.  Financial Statements

                           Condensed Consolidated Balance Sheets as of June 30, 1999 and
                           September 30, 1998                                                                       3

                           Condensed Consolidated Statements of Operations, Three and
                           Nine Months Ended June 30, 1999 and 1998                                                 4

                           Condensed Consolidated Statements of Cash Flows, Nine Months
                           Ended June 30,1999 and 1998                                                              5

                           Notes to Condensed Consolidated Financial Statements                                     6

                  Item 2.  Management's Discussion and Analysis
                           of Financial Condition and Results of Operations                                        15

Part II           Other Information

                  Item 2.           Changes in Securities and Use of Proceeds                                      23

                  Item 6.           Exhibits and Reports on Form 8-K                                               23

                  Signatures                                                                                       24































                                 RENT-WAY, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                           (all dollars in thousands)



                                                                                        June 30,               September 30,
                                                                                          1999                     1998
                                                                                       (unaudited)              (unaudited)

ASSETS

Cash                                                                              $           6,914      $            5,326
Prepaid expenses                                                                             12,188                   7,819
Income tax receivable                                                                           443                   1,972
Rental merchandise, net                                                                     189,728                 176,022
Deferred income taxes                                                                         2,325                   2,912
Property and equipment, net                                                                  46,490                  38,519
Goodwill, net                                                                               222,534                 225,354
Deferred financing costs, net                                                                 2,105                   1,575
Non-compete and prepaid consulting fees, net                                                  5,079                   6,950
Other assets                                                                                  7,645                   8,993
                                                                                   ----------------         ---------------
        Total assets                                                               $        495,451         $       475,442
                                                                                   ================         ===============


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable                                                                   $         11,495         $        28,145
Other liabilities                                                                            18,528                  19,831
Income tax payable                                                                            6,971                       -
Debt                                                                                        198,245                 179,603
                                                                                   ----------------         ---------------
        Total liabilities                                                                   235,239                 227,579

Contingencies (see note 7)                                                                        -                       -

Shareholders' equity:
Preferred stock, without par value; 1,000,000 shares authorized;
     no shares issued and outstanding                                                             -                       -

Common stock, without par value; 50,000,000 shares
     authorized; 21,390,582 and 21,060,820 shares issued and
     outstanding, respectively                                                              248,910                 241,749
Retained earnings                                                                            11,302                   6,114
                                                                                   ----------------         ---------------
        Total shareholders' equity                                                          260,212                 247,863
                                                                                   ----------------         ---------------
        Total liabilities and shareholders' equity                                 $        495,451         $       475,442
                                                                                   ================         ===============










                              The  accompanying  notes are an  integral  part of
these financial statements.




                                 RENT-WAY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (all dollars in thousands, except per share data)

                                                             For the three months ended                For the nine months ended
                                                                      June 30,                                 June 30,
                                                               1999               1998                  1999                1998
                                                               ----               ----                  ----                ----
                                                                     (unaudited)                               (unaudited)
Revenues:
Rental revenue                                            $      110,070    $      105,064        $      330,368      $     280,095

Other revenue                                                     11,881            13,482                41,293             38,019
                                                          --------------    --------------        --------------      -------------
       Total revenues                                            121,951           118,546               371,661            318,114

Costs and operating expenses:
Depreciation and amortization:
    Rental merchandise                                            29,905            28,999                93,369             79,082

    Property and equipment                                         2,487             1,829                 6,912              5,318

    Amortization of goodwill and other intangibles                 2,300             2,976                 7,249              8,361

Salaries and wages                                                31,956            31,435                97,440             87,618

Advertising                                                        5,346             6,896                19,323             19,163

Occupancy                                                          8,549             8,004                24,829             21,973

Name change expense                                                    -               227                    86              1,377
Business combination costs                                             -                70                16,800             11,185
Other operating expenses                                          23,742            30,716                78,721             80,541
                                                          --------------    --------------        --------------      -------------
        Total costs and operating expenses                       104,285           111,152               344,729            314,618
                                                          --------------    --------------        --------------      -------------
        Operating income                                          17,666             7,394                26,932              3,496

Other income (expense):
Interest expense                                                  (4,007)           (3,183)              (11,791)            (7,564)
Interest income                                                        -                90                    29                236

Other income (expense), net                                         (116)             (868)                 (337)              (817)
                                                          ---------------   ---------------       ---------------     -------------

       Income (loss) before income taxes
        and extraordinary item                                    13,543             3,433                14,833             (4,649)


Income tax expense                                                 5,420             1,758                 9,126              1,766
                                                          --------------    --------------        --------------      -------------


        Income (loss) before extraordinary item                    8,123             1,675                 5,707             (6,415)


Extraordinary item, net of tax benefit                                 -                 -                  (519)                 -
                                                          --------------    --------------        --------------      -------------


Net income (loss)                                         $        8,123    $        1,675        $        5,188      $      (6,415)
                                                          ==============    ==============        ==============      =============


Earnings  (loss) per common  share (Note 3):  Basic  earnings  (loss) per common share:
     Income (loss) before extraordinary item              $         0.38    $         0.08        $         0.27      $       (0.32)
                                                          ==============    ==============        ==============      =============
     Net income (loss)                                    $         0.38    $         0.08        $         0.24      $       (0.32)
                                                          ==============    ==============        ==============      =============

Diluted earnings (loss) per share:
     Income (loss) before extraordinary item              $         0.36    $         0.08        $         0.27      $       (0.32)
                                                          ==============    ==============        ==============      =============

     Net income (loss)                                    $         0.36    $         0.08        $         0.24      $       (0.32)
                                                          ==============    ==============        ==============      =============

Weighted average common shares outstanding:
     Basic                                                        21,335            20,681                21,222             20,065
                                                          ==============    ==============        ==============      =============

     Diluted                                                      23,378            22,945                21,222             20,065
                                                          ==============    ==============        ==============      =============

                              The  accompanying  notes are an  integral  part of
these financial statements.


                                 RENT-WAY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (all dollars in thousands)

                                                                                            For the nine months ended
                                                                                                    June 30,
                                                                                          1999                    1998
                                                                                       -----------             ----------
                                                                                       (unaudited)             (unaudited)

Operating activities:
Net income (loss)                                                                   $         5,188        $        (6,415)
Adjustments to reconcile net income (loss)
 to net cash used in operating activities:
    Loss on sale of property and equipment                                                        -                  1,070
    Depreciation and amortization                                                           109,832                105,272
    Deferred income taxes                                                                       587                 (4,299)
    Extraordinary item                                                                          519                      -
    Changes in assets and liabilities:
    Prepaid expenses                                                                         (4,272)                (1,983)
    Rental merchandise                                                                     (105,664)              (122,882)
    Income tax receivable                                                                     1,529                    515
    Other assets                                                                              1,871                 (2,358)
    Accounts payable                                                                        (16,772)                 4,487
    Income taxes payable                                                                      6,971                  1,126
    Other liabilities                                                                        (1,825)                 2,992
                                                                                    ---------------         --------------
                     Net cash used in operating activities                                   (2,036)               (22,475)
                                                                                    ---------------         --------------
Investing activities:
    Purchase of businesses, net of cash acquired                                             (1,054)               (101,808)
    Purchases of property and equipment                                                     (15,503)                (20,653)
    Proceeds from sale of property and equipment                                                  -                    (594)
    Dispositions of stores, net of cash sold                                                      -                   3,032
    Payments received on notes receivable                                                         -                     487
                                                                                    ---------------         ---------------
                    Net cash used in investing activities                                   (16,557)               (119,536)
                                                                                    ---------------         ---------------
Financing activities:
    Book overdraft                                                                                -                   8,294
    Proceeds from borrowings                                                                273,556                 192,767
    Payments on borrowings including early extinguishment                                  (256,322)               (102,348)
    Deferred finance costs                                                                   (1,366)                   (457)
    Proceeds from common stock issuance                                                       4,313                  48,557
                                                                                    ---------------         ---------------
                   Net cash provided by financing activities                                 20,181                 146,813
                                                                                    ---------------         ---------------
                   Increase in cash                                                           1,588                   4,802

Cash at beginning of period                                                                   5,326                   5,608
                                                                                    ---------------         ---------------

Cash at end of period                                                               $         6,914         $        10,410
                                                                                    ===============         ===============

Supplemental  disclosures of cash flow information:
    Cash paid during the period for:
        Interest                                                                    $         9,956         $         7,180
        Income taxes                                                                $         2,270         $         3,312




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

      On January 1, 1999, the Company formed four new entities: Rent-Way TTIG, L.P., an Indiana limited partnership, Rent-Way of Tomorrow, Inc., Rent-Way of Michigan, Inc., and Rent-Way Developments, Inc., all Delaware corporations.

      The Company has no items of other comprehensive income.

      These financial statements and the notes thereto should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and its Current Report on Form 8-K filed December 24, 1998 and an amendment thereto filed on February 22, 1999.

2.  Merger with Home Choice Holdings, Inc:

      On December 10, 1998, the Company completed a merger (the "Merger") with Home Choice Holdings, Inc. ("HMCH"). The Merger, as per the terms of the agreement, was recorded as a pooling of interests, in accordance with Accounting Principles Board ("APB") Opinion No. 16. Under the terms of the agreement the Company issued 0.588 shares of common stock for each outstanding share of HMCH common stock. The Merger increased the outstanding shares of the Company by approximately 10,025,000 shares. The corporate offices of the combined company are located in Erie, Pennsylvania. None of HMCH's Board of Directors or executive officers retained a position with the combined company. Following the Merger, Gerald A. Ryan remained as Chairman of the Board of the combined company, with William E. Morgenstern as President and Chief Executive Officer and Jeffrey A. Conway as Chief Financial Officer.

      In conjunction with the Merger, certain costs were incurred which were recorded by the Company during the nine months ended June 30, 1999. These costs aggregated $16,800 and included (i) investment banker fees of $6,476, (ii) proxy preparation, printing and other professional fees of $1,341, (iii) employee severance and stay-put arrangement costs of $4,516,
      (iv) due diligence and other costs of $874, (v) costs related to closing or disposing of duplicate corporate headquarters, equipment and stores in overlapping markets of $2,142 and (vi) write-off of prepaid assets which will not be used of $1,451.

      In addition, the Company identified a large number of rental-merchandise items which failed to meet the accepted quality standards of the Company's operating procedures. Accordingly, resulting from compliance with standard operating procedures, the Company experienced an excessive amount of inventory deletions during the three month period ended December 31, 1998. The amount of inventory write-offs included in other operating expenses in the Condensed Consolidated Statement of Operations for the nine month period ended June 30, 1999 was approximately $1,100.




                                 RENT-WAY, INC.

                              Notes to Unaudited Condensed Consolidated Financial Statements - continued (all dollars in thousands, except per share data)


2.  Merger with Home Choice Holdings, Inc (continued):


      In conjunction with the Merger, the Company entered into a new syndicated loan facility (see Note 5). As a result of this refinancing, the Company wrote off the remainder of deferred financing costs associated with its and HMCH's previous credit facilities. The amount of the remaining deferred financing costs was $865 ($519 net of tax benefit). This amount appears as an extraordinary item on the Company's Condensed Consolidated Statement of Operations for the nine month period ended June 30, 1999.

          The revenues, extraordinary item and net income (loss) of the separate companies are as follows:


                                                           Three months ended June 30, 1998
                                               ---------------------------------------------------------
                                                                   Extraordinary         Net Income
                                               Revenues            Item                  (Loss)
                                               ---------------     -----------------     ---------------


     Rent-Way                                  $        52,492     $        --           $         3,637


     HMCH                                                                   --
                                                        66,054                                    (1,962)
                                               ===============     =================     ===============

                                    Total      $       118,546     $        --           $         1,675
                                               ===============     =================     ===============





                                                           Nine months ended June 30, 1999
                                               ---------------------------------------------------------
                                                                   Extraordinary         Net Income
                                               Revenues            Item                  (Loss)
                                               ----------------    -----------------     ---------------
     Rent-Way October 1, 1998 to
      November 30, 1998                        $        37,171     $       --            $         2,231

     HMCH October 1, 1998 to
      November 30, 1998                                 44,270             --                       (230)

     Rent-Way and HMCH December
      1, 1998 to June 30, 1999                         290,220           (519)                     3,187
                                               ================    =================     ===============


                                    Total      $       371,661     $     (519)           $         5,188
                                               ================    =================     ===============


                                                            Nine months ended June 30,1998
                                               ---------------------------------------------------------

     Rent-Way                                  $       125,060      $      --             $        8,757


     HMCH                                              193,054             --                    (15,172)
                                               ================    =================     ===============


                                    Total      $       318,114     $       --            $        (6,415)
                                               ================    =================     ===============














                                 RENT-WAY, INC.

                              Notes to Unaudited Condensed Consolidated Financial Statements - continued (all dollars in thousands, except per share data)

3.    Earnings (loss)  per Common Share:

      Basic earnings (loss) per common share is computed using earnings (loss) available to common shareholders divided by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed using earnings (loss) available to common shareholders adjusted for anticipated interest savings, net of related taxes, on conversion of the Company's convertible subordinated debentures and the weighted average number of shares outstanding is adjusted for the potential impact of options, warrants and the convertible subordinated debentures where the effects are dilutive. The weighted average shares outstanding prior to December 10, 1998 include the historical weighted average shares of HMCH, adjusted for the exchange ratio of 0.588 (see Note 2). Because operating results produced a loss for the nine month period ended June 30, 1998, basic and diluted loss per common share were the same for this period.

      The following table discloses the reconciliation of numerators and denominators of the basic and diluted earnings (loss) per common share computation:

                                                                       For the three months            For the nine months
                                                                               ended                          ended
                                                                             June 30,                       June 30,
                                                                            (unaudited)                    (unaudited)
             Computation of Earnings (Loss) per share:                 1999           1998            1999          1998
             -----------------------------------------             ------------   ------------    ------------  --------

             Basic
             Earnings (loss) applicable to common shares........   $      8,123   $      1,675    $      5,188  $     (6,415)
                                                                   ============   ============    ============  ============

             Weighted average number of common shares
               outstanding during the period....................         21,335         20,681          21,222        20,065
                                                                   ============   ============    ============  ============

             Basic earnings (loss) per common share:
               Earnings (loss) before extraordinary item........   $       0.38   $       0.08    $       0.27  $      (0.32)
                                                                   ============   ============    ============  ============
               Net income (loss)................................   $       0.38   $       0.08    $       0.24  $      (0.32)
                                                                   ============   ============    ============  ============

             Diluted
             Earnings (loss) applicable to common shares........   $      8,123   $      1,675    $      5,188  $     (6,415)

             Interest on 7% convertible debentures (net of tax)(1).         210            210              --            --
                                                                   ------------   ------------    ------------  ------------
             Earnings (loss) applicable for diluted earnings per
             share.............................................    $      8,333   $      1,885    $      5,188  $     (6,415)
                                                                   ============   ============    ============  =============
             Weighted average number of common shares
               outstanding during the period used in basic
             calculation........................................         21,335         20,681          21,222        20,065
             Shares issuable upon exercise of stock options,
               warrants and escrowed shares (1).....................        547            768              --            --

             Shares issued on conversion of 7% convertible
               debentures (1).......................................      1,496          1,496              --            --
                                                                   ------------   ------------    ------------  ------------
             Weighted average number of shares used in
             calculation of diluted earnings (loss)
             per share.............                                      23,378         22,945          21,222        20,065
                                                                   ============   ============    ============  ============

             Earnings (loss) per common share:
               Earnings (loss) before extraordinary item........   $       0.36   $       0.08    $       0.27  $      (0.32)
                                                                   ============   ============    ============  =============
               Net income (loss)................................   $       0.36   $       0.08    $       0.24  $      (0.32)
                                                                   ============   ============    ============  ============
             (1) Including the effects of these items for the nine months ended June 30, 1999 would be anti-dilutive.
                 Therefore, they are excluded from the calculation of diluted earnings per share for that period.

4.  Acquisitions:

      On June 30, 1999, the Company acquired all the outstanding shares of America's Rent-To-Own Center, Inc., ("America's"). At the time of the acquisition, America's operated a chain of 21 rental-purchase stores located in Arkansas, Kansas, Missouri, and Oklahoma with annual revenues of approximately $8,000. The consideration paid in exchange for all the outstanding shares of America's consisted of 231,140 shares of the Company's common stock (unregistered shares subject to the provisions of Rule 144 of the Securities and Exchange Act). Pursuant to the terms of the purchase agreement approximately $800 or 32,454 shares of the Company's common stock were placed in escrow subject to the terms and conditions of the escrow agreement to secure seller's representations and warranties and any purchase price adjustments. The acquisition was accounted for using the purchase method of

                                 RENT-WAY, INC.

                              Notes to Unaudited Condensed Consolidated Financial Statements - continued (all dollars in thousands, except per share data)

4.  Acquisitions (continued):

     accounting. America's assets and liabilities were recorded at their estimated fair value at the date of the acquisition. The excess of the acquisition costs over the estimated fair values of the net assets acquired ("goodwill") of $2,846 is being amortized on a straight line basis over 30 years. The total cost of the net assets acquired was $2,849 and consisted of assets of $4,864 less liabilities assumed of $2,015. The acquisition of America's was funded with shares of the Company's common stock. On a preliminary basis, assets acquired, other than goodwill, at their estimated fair value consisted of rental merchandise of $1,269, receivables of $593, prepaid and other assets of $96 and a non-compete agreement of $60. Liabilities assumed at their estimated fair value consisted of debt of $1,408, accrued liabilities of $485 and trade accounts payables of $122. The Company is in the process of finalizing the purchase price allocation. The acquisition had no impact on the Condensed Consolidated Statements of Operations for either the three or nine month periods ended June 30, 1999.

      In March, April, and May 1999, the Company purchased the rental merchandise and rental-purchase contracts of three rental-purchase stores located in Pennsylvania, North Carolina, and Indiana, respectively, with combined annual revenues of approximately $830. The Company paid cash in exchange for the assets and each acquisition was accounted for using the purchase method of accounting. The acquired assets were recorded at their estimated fair values at the date of acquisition. Goodwill of $371 is being amortized on a straight line basis over 20 years. The total cost of the net assets acquired was $590. The Condensed Consolidated Statements of Operations for the three and nine month periods ended June 30, 1999 include the results of operations for these stores from the date of acquisition.

      On September 10, 1998, the Company purchased the rental merchandise and rental contracts of Cari Rentals, Inc. ("Cari"), a privately owned chain of 23 rental purchase stores located in Iowa, Missouri, Nebraska and South Dakota, with annual revenues of approximately $7,700 in exchange for consideration of $7,325 consisting of 16,000 shares of the Company's common stock (unregistered shares subject to the provisions of Rule 144 of the Securities and Exchange Act) and $6,900 in cash. Pursuant to the terms of the acquisition, $500 of the purchase price was placed in escrow subject to the terms and conditions of the escrow agreement. The escrow agreement provides for the release of escrow pending the completion of a financial audit and resolution of any purchase price adjustments. The acquisition was accounted for using the purchase method of accounting. Cari Rentals' assets were recorded at their fair values as of the date of the acquisition. Goodwill of $6,099 is being amortized on a straight line basis over 30 years. The total cost of the net assets acquired was $7,325 ($425 in common stock and $6,900 in cash) and consisted of assets of $7,557 less acquisition costs of $232. Assets acquired (at fair value) other than goodwill consisted primarily of rental merchandise of $1,400 and a non-compete agreement of $50. The Condensed Consolidated Statements of Operations for the three and nine month periods ended June 30, 1999 include the results of operations of Cari for the entire period.

      On July 21, 1998, the Company acquired all the outstanding shares of Fast Rentals, Inc. ("Fast Rentals"), a privately owned chain of eight rental purchase stores located in Alabama and Georgia with annual revenues of approximately $3,600 in exchange for consideration of $2,047 in cash. Pursuant to the terms of the acquisition, $200 of the purchase price was placed in escrow, subject to the terms of the escrow agreement to satisfy seller's representations and warranties and any purchase price adjustments. The acquisition was accounted for using the purchase method of accounting. Fast Rentals' assets and liabilities were recorded at their fair values as of the date of the acquisition. Goodwill of $2,321 is being amortized on a straight line basis over 30 years. The total cost of the net assets acquired was $2,047 and consisted of assets of $3,061 less liabilities assumed of $858 and acquisition costs of $156. Assets acquired (at fair value) other than goodwill consisted primarily of rental merchandise of $620, prepaid expenses of $33, other assets of $12 and a non-compete agreement of $75. Liabilities assumed (at fair value) consisted primarily of trade payables of $29, accrued liabilities of $43 and debt of $786. The Condensed Consolidated Statements of Operations for the three and nine month periods ended June 30, 1999 include the results of operations of Fast Rentals for the entire period.

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

4.  Acquisitions (continued):

      $69,050 in cash. Pursuant to terms of the purchase agreement $2,500 of the purchase price was placed in escrow subject to the terms of the escrow agreement to satisfy sellers' representations and warranties and any purchase price adjustments. Per the terms of the escrow agreement, $1,500 of the escrowed amount was released in September 1998, following the completion of an audit of Champion's closing date financial statements. As a result of this audit, $900 of the released amount was given to the sellers with the balance being returned to the Company. The remaining balance of $1,000 was released February 5, 1999 per the terms of the escrow agreement. The sellers received $800 of this amount and the balance was returned to the Company. The acquisition was accounted for using the purchase method of accounting. Champion's assets and liabilities were recorded at their fair values at the date of the acquisition. Goodwill of $67,550 is being amortized on a straight line basis over 30 years. The total costs of net assets acquired was $69,050 and consisted of assets of $91,030 less liabilities assumed of $18,408 and acquisition costs of $3,572. The acquisition of Champion was funded with borrowings drawn on the Company's existing senior credit facility. Assets acquired (at fair value), other than goodwill consisted primarily of rental merchandise of $18,134, property and equipment of $159, other assets of $3,219, prepaid expenses of $508, non-compete agreement of $1,000 and customer contracts of $460. Liabilities assumed (at fair value) consisted primarily of trade payables of $3,925, accrued liabilities of $2,356 and debt of $12,127. The Condensed Consolidated Statements of Operations for the three and nine month periods ended June 30, 1999 include the results of operations of Champion for the entire period.

      On January 7, 1998, the Company completed the asset purchase of South Carolina Rentals, Inc., Paradise Valley Holdings, Inc., and L & B Rents, Inc., (collectively, "Ace Rentals"), assuming effective control of the results of operations as of January 1, 1998. At the time of the acquisition, Ace Rentals operated a chain of 50 rental-purchase stores located in California and South Carolina with annual revenues of approximately $22,000. The consideration paid in exchange for the assets of Ace Rentals was $25,348 in cash. Pursuant to the terms of the purchase agreement, $750 of the purchase price was placed in escrow, subject to the terms of the escrow agreement, to satisfy seller's representations and warranties and any purchase price adjustments. In May 1998, $375 of the $750 escrow was released in accordance with the terms and conditions of the escrow agreement with the balance to be released pending resolution of certain issues. The acquisition was accounted for using the purchase method of accounting. Ace Rentals' assets and certain liabilities were recorded at their fair values at the date of the acquisition. Goodwill of $21,495 is being amortized on a straight line basis over 30 years. The total costs of net assets acquired was $25,348 and consisted of assets of $26,767 less a liability assumed of $478 and acquisition costs of $941. The acquisition of Ace Rentals was primarily funded with proceeds received in connection with the Company's public stock offering on December 2, 1997, with the balance being drawn on the Company's existing senior credit facility. Assets acquired (at fair value) other than goodwill consisted primarily of rental merchandise of $4,383, property and equipment of $249, non-compete agreement of $500 and $140 in customer contracts. The liability assumed (at fair value) was $478 of vehicle related debt. The Condensed Consolidated Statements of Operations for the three and nine month periods ended June 30, 1999 include the results of operations of Ace Rentals for the entire period.

      During calendar year 1998, the Company also purchased from six separate entities the rental merchandise and contracts of 17 rental-purchase stores located in Arizona, Florida, Texas and Washington. The Company paid cash in exchange for the assets and each acquisition was recorded using the purchase method of accounting. The acquired assets were recorded at their fair values at the date of the acquisition. Goodwill of $3,052 is being amoritized on a straight line basis over 30 years. The total cost of net assets acquired was $4,903. The Condensed Consolidated Statements of Operations for the three and nine month periods ended June 30, 1999 include the results of operations for these acquisitions for the entire period.

      The following are pro forma results of operations for the three nine month period ended June 30, 1998 assuming the acquisitions of Champion and Ace Rentals had occurred on October 1, 1997. The results are not necessarily indicative of future operations or what would have occurred had the acquisitions been consummated as of that date.






                                                                  RENT-WAY, INC.

                              Notes to Unaudited Condensed Consolidated Financial Statements - continued (all dollars in thousands, except per share data)

4.  Acquisitions (continued):

                                                                         Unaudited Pro Forma Operations
                                                                                Nine months ended
                                                                                  June 30, 1998
                                                                                  -------------


               Revenues..................................                    $              337,974
               Net loss..................................                    $               (4,379)
               Pro forma diluted loss per common                             ======================
               share.....................................                    $                (0.21)
                                                                             ======================




5.  Debt:

    On December 10, 1998, the Company entered into a new collaterized term loan and revolving credit facility (the "Facility") due December 10, 2003 with a syndicate of banks led by National City Bank of Pennsylvania, NationsBank, N.A., and Harris Trust and Savings Bank.

    On March 10, 1999, the Company made two Credit Agreement Joinders (the "Joinders") to the Facility. The Joinders were made by PNC Bank, National Association and Bank Austria Creditanstalt Corporate Finance, Inc. (the "New Banks"). Each of the New Banks agreed to make a revolving credit commitment in the amount of $3,889 and a term loan commitment in the amount of $4,861. The Joinders increase the term loans available under the Facility to $125,000 and the revolving loans and letters of credit available under the Facility to $100,000. Following the Joinders, the syndicate members and their ratable share of the Facility are as follows:


                         National City Bank of Pennsylvania........................... 15.5556%
                         NationsBank, N.A............................................. 15.5556%
                         Harris Trust and Savings Bank................................ 15.5556%
                         Firstar Bank, N.A............................................ 11.1111%
                         LaSalle National Bank........................................ 10.0000%
                         SunTrust Bank, Central Florida, National
                         Association..................................................  8.8889%
                         Manufacturers and Traders Trust Company......................  8.8889%
                         Mercantile Bank of St. Louis, N.A............................  6.6667%
                         PNC Bank, National Association...............................  3.8889%
                         Bank Austria Creditanstalt Corporate Finance,
                         Inc..........................................................  3.8889%


    The principal amount of the term loans are payable in quarterly payments due on the last day of each September, December, March, and June, beginning with the quarter ending September 30, 1999 and are as follows:

                         Quarter (s) Ending on           Percentage of Principal (as of the
                         Following Date or In The        last day of the Syndication Period)
                         Following Period                Due on Each Quarterly Payment Date
                         9-30-99 through 12-31-99...................2.8%..............
                         3-31-00 through 12-31-00...................3.6%..............
                         3-31-01 through 12-31-01...................4.4%..............
                         3-31-02 through 12-31-02...................5.2%..............
                         3-31-03 through 9-30-03....................6.0%..............

                         With any additional balance which remains outstanding due and payable on December 10, 2003.


     As of June 30, 1999 total indebtedness under the Facility was $176,000 of which $51,000 was related to the revolving credit portion thereof.

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


                                 RENT-WAY, INC.

                              Notes to Unaudited Condensed Consolidated Financial Statements - continued (all dollars in thousands, except per share data)

5.   Debt (continued):

    The Facility requires the Company to comply with certain covenants, including financial covenants. These covenants generally restrict the Company from incurring additional indebtedness, granting additional liens on its assets, making dividends or distributions, disposing of assets other than in the ordinary course, issuing additional stock, making additional acquisitions or making capital expenditures, in each case subject to certain exceptions. Under the Facility, the Company is restricted from incurring additional indebtedness except additional purchase money indebtedness not exceeding $100, subordinated intercompany indebtedness, indebtedness incurred in connection with certain acquisitions permitted under the Facility, certain capitalized leases or purchases of fixed assets with payments that do not exceed $10,000 in the aggregate in any fiscal year, and any other lease, which is not a capitalized lease, or the rental of any real or personal property of another entity with payments that do not (other than for leases of retail store sites and motor vehicles) exceed $250 in the aggregate in any fiscal year. The Company is also required to comply with the following financial covenants: maintain a maximum leverage ratio with respect to total funded debt of 4.0 to 1.0 (decreasing periodically until reaching 2.5 to 1.0 by July 1, 2002), maintain a minimum interest coverage ratio of 3.0 to 1.0 (increasing periodically until reaching 5.0 to 1.0 by April 1, 2002), maintain a minimum net worth of $217,000 (increasing with earnings and acquisitions) and maintain a minimum fixed charge coverage ratio of 1.2 to 1.0. As of June 30, 1999, the Company was in compliance with all covenants contained in the Facility.

    As a result of entering into the Facility, the Company wrote off the remaining balance of deferred financing costs associated with its and HMCH's previous credit facilities. The amount of deferred finance costs, $865 ($519 net of 40% tax) is shown as an extraordinary item on the Company's Condensed Consolidated Statement of Operations for the nine months ended June 30, 1999.

6.  Derivative Financial Instruments:

    The Company uses derivative financial instruments to reduce the impact on interest expense of fluctuations in interest rates on a portion of the Facility (see Note 5). Interest rate expense under the swap agreements, which qualify for hedge accounting, is recorded as the net effective interest rate of the hedged transactions. The Company does not enter into derivative financial instruments for trading or speculative purposes. As of June 30, 1999, the Company had in place eight interest rate swaps, under which the Company agreed with counterparties to exchange, at quarterly intervals, the interest payments on a variable pay rate of the three-month LIBOR and a fixed pay rate for the notional amount of the interest rate swap agreements. The Company actively evaluates the creditworthiness of the financial institutions which are counterparties to interest rate swap agreements, and it does not appear that any counterparty will fail to meet their obligation. The following table illustrates the notional amounts outstanding, maturity dates and the fixed pay and variable receive rates of each of the interest rate swap agreements at June 30, 1999:

                                                                                                     Fixed        Variable
                                                                       Notional       Maturity        Pay          Receive
                                                                        Amount          Date          Rate          Rate

        Interest rate swap, National City Bank....................   $      30,000    May 2003       5.965%        5.000%
        Interest rate swap, Bank of America.......................   $      20,000    May 2003       5.760%        5.000%
        Interest rate swap, Manufacturers and Traders Trust Company  $      10,000    May 2003       5.925%        5.000%
        Interest rate swap, Harris Bank...........................   $      20,000    Dec 2003       5.090%        5.000%
        Interest rate swap, SunTrust Bank.........................   $      10,000    Dec 2003       5.105%        5.000%
        Interest rate swap, LaSalle Bank..........................   $      10,000    Dec 2003       5.095%        5.000%
        Interest rate swap, Bank of America.......................   $      10,000    Dec 2003       5.120%        5.000%
        Interest rate swap, Harris Bank...........................   $      10,000    Dec 2003       5.120%        5.000%

     The fair value of the interest  rate swap  agreements  based on  settlement cost as estimated by a dealer as of June 30, 1999 are as
    follows:
                                                                           Notional      Fair
                                                                            Amount       Value
        Interest rate swap, National City Bank....................... $     30,000   $     128
        Interest rate swap, Bank of America.......................... $     20,000   $     (91)
        Interest rate swap, Manufacturers and Traders Trust Company.. $     10,000   $      41
        Interest rate swap, Harris Bank.............................. $     20,000   $     834
        Interest rate swap, SunTrust Bank............................ $     10,000   $     429
        Interest rate swap, LaSalle Bank............................. $     10,000   $     418
        Interest rate swap, Bank of America.......................... $     10,000   $     398
        Interest rate swap, Harris Bank.............................. $     10,000   $     405

                                 RENT-WAY, INC.

                              Notes to Unaudited Condensed Consolidated Financial Statements - continued (all dollars in thousands, except per share data)

7.      Contingencies:

     The Company is subject to legal proceedings and claims in the ordinary course of its business that have not been finally adjudicated. Certain of these cases have resulted in contingent liabilities ranging from $1,113 to $2,841. The majority of such claims are, in the opinion of management, covered under insurance policies and therefore should not have a material effect on the financial position, results of operations or cash flows of the Company.

     Additional claims exist in the range of $929 to $1,117 for which management believes it has meritorious defenses, but for which the likelihood of an unfavorable outcome is currently not determinable. In management's opinion, each of these claims will either be indemnified by the previous shareholders of prior acquisitions or covered under insurance policies and therefore, will not have a material effect on the financial position, results of operations or cash flows of the Company.

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

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, effective for all fiscal quarters of fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently evaluating the provisions of this Statement.

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






                                 RENT-WAY, INC.

                              Notes to Unaudited Condensed Consolidated Financial Statements - continued (all dollars in thousands, except per share data)


10.   Stock Options:

     In March 1999, the Board of Directors of the Company adopted, and the shareholders have approved, the Rent-Way, Inc. 1999 Stock Option Plan (the "1999 Plan") which authorizes the issuance of up to 2,500,000 shares of common stock pursuant to stock options granted to officers, directors, key employees, consultants, and advisors of the Company. The option exercise price will be at least equal to the fair market value of the Company's common stock on the grant date. The 1999 Plan will expire in March 2009 unless terminated earlier by the Board of Directors. The authorized number of shares, the exercise price of outstanding options, and the number of shares under option are subject to appropriate adjustment for stock dividends, stock splits, reverse stock splits, recapitalizations, and similar transactions. The 1999 Plan is administered by the Stock Option Committee of the Board of Directors who select the optionees and determine the terms and provisions of each option grant within the parameters set forth in the 1999 Plan. As of June 30, 1999, 550,000 options at an exercise price of $27.88 were granted under the 1999 Plan.










































                                 RENT-WAY, INC.

       ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

       General

       During the three and nine month periods ended June 30, 1999, the Company generated record revenues. The Company's total revenues increased by 2.9% and 16.8% compared to the same three and nine month periods last year. The increase in revenue is primarily due to acquisitions made during fiscal 1998 and new stores opened in fiscal 1998 and 1999. Overall, for the three months ended June 30, 1999, the Company experienced a 0.8% decrease in same store revenues compared to the same period last year. For Rent-Way same stores (based on 328 stores), revenues increased 5.0%, and for Home Choice same stores (based on 389 stores), revenues decreased 5.3%, in each case as compared to the same period in fiscal 1998.

       On June 30, 1999, the Company acquired America's Rent-To-Own Center, Inc. ("America's"), a privately-owned rental purchase chain with 21 locations in Arkansas, Kansas, Missouri, and Oklahoma. The transaction value was approximately $7 million and was paid for with a combination of 231,140 shares of Rent-Way's common stock and the assumption of certain liabilities. The America's stores, with annualized revenues of approximately $8 million, increase market penetration in the Company's established areas of operation.

       On May 25, 1999, the Company announced its new store opening plan designed to complement its acquisition strategy. The Company plans to open 40-60 new stores in the next twelve months with 25 new locations open by the end of this calendar year. Since October 1, 1998, the Company has opened 6 new locations in Tarboro, NC, Cambridge, MD, Colorado Springs, CO, Milford, DE, Fort Worth, TX, and Houston, TX.

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

       On December 10, 1998, the Company completed its merger (the "Merger") with Home Choice Holdings, Inc. ("Home Choice" or "HMCH"), pursuant to which HMCH merged with and into the Company, with the Company being the surviving entity. The Merger was accounted for as a pooling-of-interests under Accounting Principles Board ("APB") Opinion No. 16. The terms of the Merger called for each outstanding share of HMCH common stock at the time of the Merger to be converted into 0.588 shares of the Company's common stock. As a result, the Company issued approximately 10,025,000 shares of common stock to the stockholders of HMCH.

       Prior to the Merger, the Company operated 405 rental-purchase stores in 25 states, primarily in the northeastern and eastern parts of the United States. HMCH, at the time of the Merger, operated 460 rental-purchase stores in 26 states, primarily in the southeastern, midwestern and southwestern portions of the United States. As a result of the Merger, the Company became the second largest company in the rental-purchase industry, and now operates 865 rental-purchase stores in 35 states.

       The corporate offices of the combined company are located in Erie, Pennsylvania. None of the HMCH's Board of Directors or executive officers retained a position with the combined company. Gerald A. Ryan remained as Chairman of the Board for the combined company with William E. Morgenstern as President and Chief Executive Officer and Jeffrey A. Conway as Chief Financial Officer.

       The Company has completed the process of consolidating all corporate operations to its current offices in Erie, Pennsylvania. In addition, the Company has completed converting all the HMCH stores to the Rent-Way point of sale computer system.

       On December 10, 1998, the Company entered into the Facility. A portion of the Facility was used to refinance the debt of HMCH assumed in the Merger and to refinance debt under the Company's previous credit facility. Subject to compliance with certain formulas, the remaining portion of the Facility is available to finance additional acquisitions. The Company wrote-off $865,000 ($519,000 net of 40% tax benefit) of deferred loan costs associated with its and HMCH's previous credit facilities.

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

                                                          Three Months Ended                           Nine Months Ended
                                                               June 30,                                    June 30,
                                                         1999             1998                       1999             1998
                                                         ---------------------                       ---------------------
         Revenues:
          Rental revenue                                  90.3%           88.6%                       88.9%            88.0%
          Other revenue                                    9.7            11.4                        11.1             12.0
                                                         -----           -----                       -----             -----
          Total revenues                                 100.0%          100.0%                      100.0%           100.0%
         Costs and operating expenses:
          Depreciation and amortization:
          Rental merchandise                              24.5            24.5                        25.1             24.9
          Property and equipment                           2.0             1.5                         1.9              1.7
          Amortization of goodwill and
            other intangibles                              1.9             2.5                         2.0              2.6
                                                         -----           -----                       -----            -----
           Total depreciation and amortization            28.4            28.5                        29.0             29.2
       Salaries and wages                                 26.2            26.5                        26.2             27.6
       Advertising                                         4.4             5.8                         5.2              6.0
        Occupancy                                          7.0             6.8                         6.7              6.9
       Name change expense                                   -             0.2                           -              0.5
       Business combination costs                            -             0.1                         4.5              3.5
       Other operating expenses                           19.5            25.9                        21.2             25.3
                                                         -----           -----                       -----            -----
          Total costs and operating expenses              85.5            93.8                        92.8             98.9
                                                         -----           -----                       -----            -----
            Operating Income                              14.5             6.2                         7.2              1.1
       Interest expense                                   (3.3)           (2.7)                       (3.2)            (2.4)
       Other income                                       (0.1)           (0.6)                          -             (0.2)
                                                         -----           -----                       -----            -----
        Income (loss) before income taxes and
           extraordinary item                             11.1             2.9                         4.0             (1.5)
       Income tax expense                                  4.4             1.5                         2.5              0.5
                                                         -----           -----                       -----            -----
       Income (loss) before extraordinary item             6.7             1.4                         1.5             (2.0)
       Extraordinary item                                    -               -                       ( 0.1)               -
                                                         -----           -----                       -----            -----
       Net income (loss)                                   6.7%            1.4%                        1.4%            (2.0)%
                                                         =====           =====                       =====            =====

       Comparison of Three Months Ended June 30, 1999 and 1998

       For the three months ended June 30, 1999 compared to the three months ended June 30, 1998, total revenues increased by $3.5 million (2.9%) to $122.0 million from $118.5 million. The increase was principally due to increased Rent-Way same store revenues and the inclusion of the results for the stores acquired during fiscal 1998. The stores acquired in fiscal 1998 acquisitions accounted for $3.5 million of the increase, stores opened in fiscal 1998 and 1999 accounted for $0.8 million of the increase, stores opened and acquired by Home Choice in fiscal 1998 accounted for $0.9 million of the increase, and Rent-Way's same stores accounted for $1.4 million of the increase offset by a $3.1 million decrease in Home Choice same stores revenues. Other revenue decreased by $1.6 million (11.9%) to $11.9 million from $13.5 million principally due to a $2.8 million increase in promotions and coupons to $4.7 million from $1.9 million for the three months ended June 30, 1999 and 1998, respectively.

       For the three months ended June 30, 1999 compared to the three months ended June 30, 1998, total costs and operating expenses decreased to $104.3 million from $111.2 million, or to 85.5% from 93.8% of total revenues. Amortization of goodwill and other intangibles decreased by $0.7 million principally due to a decrease in Home Choice goodwill amortization. Home Choice's amortization expense decreased $0.6 million from $1.7 million to $1.1 million. Amortization of goodwill and other intangibles was 1.9% and 2.5% of total revenues for the three months ended June 30, 1999 and 1998, respectively. Advertising expense decreased $1.6 million to $5.3 million from $6.9 million and as a percentage of total revenues decreased 1.4% to 4.4% from 5.8% principally due to the Company's ability to focus advertising efforts in cluster markets.
       Occupancy expense increased to $8.5 million from $8.0 million, and increased 0.2% as a percentage of total revenues to 7.0% from 6.8%. This increase is primarily due to the new stores opened in fiscal 1998 and 1999. These new stores initially have a lower revenue base to offset fixed costs. Other operating expenses decreased by $7.0 million to $23.7 million from $30.7 million and as a percentage of total revenues decreased 6.4% to 19.5% from 25.9%. This 6.4% decrease occurred because of the Company's ability to allocate corporate and fixed costs over a greater number of stores and increased revenues.

       For the three months ended June 30, 1999 compared to the three months ended June 30, 1998, operating income increased by $10.3 million (138.9%) to $17.7 million from $7.4 million, and increased to 14.5% from 6.2% of total revenues. The improvement in operating income was principally due to the factors discussed above.

       For the three months ended June 30, 1999 compared to the three months ended June 30, 1998, interest expense increased $0.8 million to $4.0 million from $3.2 million principally due to the $71.0 million in Home Choice indebtedness assumed in connection with the Merger.

       For the three months ended June 30, 1999 compared to the three months ended June 30, 1998, income tax expense increased to $5.4 million from $1.8 million because the Company generated greater taxable income.

       For the three months ended June 30, 1999 compared to the three months ended June 30, 1998, net income increased by $6.4 million (385.0%) to $8.1 million from $1.7 million and increased to 6.7% from 1.4% of total revenues.

       Comparison of Nine Months Ended June 30, 1999 and 1998

       For the nine months ended June 30, 1999 compared to the nine months ended June 30, 1998, total revenues increased by $53.6 million (16.8%) to $371.7 million from $318.1 million. The increase was principally due to increased same store revenues and the inclusion of the stores acquired in the Ace Rentals acquisition, the Champion acquisition, and other 1998 acquisitions and stores opened in fiscal 1998 and 1999. Stores acquired in the Ace Rentals acquisition accounted for $5.0 million (9.3%) of the increase, stores acquired in the Champion acquisition accounted for $28.6 million (53.4%) of the increase, stores acquired in other fiscal 1998 acquisitions accounted for $9.8 million (18.3%) of the increase, stores opened in fiscal 1998 and 1999 accounted for $2.3 million (4.3%) of the increase, and the Company's same stores accounted for $7.9 million (14.7%) of the increase. Other revenue increased $3.3 million (8.6%) to $41.3 million from $38.0 million principally due to stores opened and acquired in 1998.

       For the nine months ended June 30, 1999 compared to the nine months ended June 30, 1998, total costs and operating expenses increased to $344.7 million from $314.6 million primarily as a result of the costs and operating expenses associated with stores acquired in 1998, but decreased to 92.8% from 98.9% of total revenues. Depreciation expense related to rental merchandise increased by $14.3 million to $93.4 million from $79.1 million, or 0.2% as a percentage of total revenues. This 0.2% increase as a percentage of total revenues is primarily the result of increased early purchase option ("EPO") sales and the higher remaining values on those items sold. The remaining value of EPO sales items, which is charged to depreciation expense, increased $4.6 million, or 1.1% as a percentage of total revenues, to $7.5 million from $2.9 million. Amortization of goodwill and other intangibles decreased by $1.2 million, or 0.6% as a percentage of total revenues principally due to a decrease in Home Choice's goodwill amortization. Home Choice's amortization expense decreased $1.8 million from $5.4 million to $3.6 million. Salaries and wages increased to $97.4 million from $87.6 million, but decreased 1.3% as a percentage of total revenues to 26.2% from 27.5%. The $9.8 million increase is principally due to the addition of 251 new locations and additions to corporate personnel. The 1.3% decrease as a percentage of total revenues is primarily the result of the Company's ability to allocate corporate and regional managers' payroll expense over an increased store revenue base. Advertising expense increased $0.1 million to $19.3 million from $19.2 million but decreased to 5.2% from 6.0% as a percentage of total revenues. This 0.8% decrease is primarily due to the Company's ability to focus advertising efforts in cluster markets. Other operating expenses decreased $1.8 million to $78.7 million from $80.5 million and decreased 4.1% to 21.2% from 25.3% as a percentage of total revenues. This 4.1% decrease is primarily due to the Company's ability to allocate corporate and fixed costs over a greater number of stores and increased revenues.

        For the nine months ended June 30, 1999 compared to the nine months ended June 30, 1998, operating income increased by $23.4 million (670.4%) to $26.9 million from $3.5 million and increased to 7.2% from 1.1% of total revenues. The improvement in operating income was principally due to the stores acquired in 1998 and the factors discussed above. The results for the nine months ended June 30, 1999 included $16.8 million of business combination charges related to Rent-Way's merger with Home Choice on December 10, 1998 and $1.1 million in one-time inventory write-offs. The results for the nine months ended June 30, 1998 included $11.2 million in business combination charges related to Home Choice's predecessor's merger with Alrenco, Inc. which occurred in February 1998. Excluding these special charges, operating income increased by $30.1 million (205.4%) to $44.8 million from $14.7 million, and increased to 12.1% from 4.6% of total revenues.

       For the nine months ended June 30, 1999 compared to the nine months ended 1998, interest expense increased by $4.2 million to $11.8 million from $7.6 million due to the $71.0 million in Home Choice indebtedness assumed in connection with the Merger.

       For the nine months ended June 30, 1999 compared to the nine months ended June 30, 1998, income tax expense increased by $7.3 million because the Company generated greater taxable income.

       For the nine months ended June 30, 1999 compared to the nine months ended June 30, 1998, net income increased by $11.6 million (180.9%) to $5.2 million from ($6.4 million). The increase was due to the factors discussed above. Excluding special charges related to the mergers, net income increased by $15.6 million (419.3%) to $19.3 million from $3.7 million reported in the same period last year.

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

                         National City Bank of Pennsylvania........................... 15.5556%
                         NationsBank, N.A............................................. 15.5556%
                         Harris Trust and Savings Bank................................ 15.5556%
                         Firstar Bank, N.A............................................ 11.1111%
                         LaSalle National Bank........................................ 10.0000%
                         SunTrust Bank, Central Florida, National
                         Association..................................................  8.8889%
                         Manufacturers and Traders Trust Company......................  8.8889%
                         Mercantile Bank of St. Louis, N.A............................  6.6667%
                         PNC Bank, National Association...............................  3.8889%
                         Bank Austria Creditanstalt Corporate Finance,
                         Inc..........................................................  3.8889%

     As of June 30, 1999, total indebtedness under the Facility was $176.0 million, of which $51.0 million was related to the revolving credit portion of the Facility.

       On December 10, 1998, the Company entered the Facility which is due December 10, 2003. The principal amount of the term loans are payable in quarterly payments due on the last day of each September, December, March, and June, beginning with the quarter ending September 30, 1999 and are as follows:

                                Quarter (s) Ending on                   Percentage of Principal (as of
                                Following Date or In The                the last day of the Syndication
                                Following Period                        Period)
                                                                        Due on Each Quarterly Payment Date
                                9-30-99 through 12-31-99...........................2.8%
                                3-31-00 through 12-31-00...........................3.6%
                                3-31-01 through 12-31-01...........................4.4%
                                3-31-02 through 12-31-02...........................5.2%
                                3-31-03 through 9-30-03............................6.0%

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

       The Facility requires the Company to comply with certain covenants, including financial covenants. These covenants generally restrict the Company from incurring additional indebtedness, granting additional liens on its assets, making dividends or distributions, disposing of assets other than in the ordinary course, issuing additional stock, making additional acquisitions or making capital expenditures, in each case subject to certain exceptions. Under the Facility, the Company is restricted from incurring additional indebtedness except additional purchase money indebtedness not exceeding $100,000, subordinated intercompany indebtedness, indebtedness incurred in connection with certain acquisitions permitted under the Facility, certain capitalized leases or purchases of fixed assets with payments that do not exceed $10.0 million in the aggregate in any fiscal year, and any other lease, which is not a capitalized lease, or the rental of any real or personal property of another entity with payments that do not (other than for leases of retail store sites and motor vehicles) exceed $250,000 in the aggregate in any fiscal year. The Company is also required to comply with the following financial covenants: maintain a maximum leverage ratio with respect to total funded debt of 4.0 to 1.0 (decreasing periodically until reaching 2.5 to 1.0 by July 1, 2002), maintain a minimum interest coverage ratio of 3.0 to 1.0 (increasing periodically until reaching 5.0 to 1.0 by April 1, 2002), maintain a minimum net worth of $217.0 million (increasing with earnings and acquisitions) and maintain a minimum fixed charge coverage ratio of 1.2 to 1.0. As of June 30, 1999, the Company was in compliance with all covenants contained in the Facility.

       As a result of entering into the Facility, the Company wrote off the remaining balance of deferred financing costs associated with its and HMCH's previous credit facility. The amount of deferred finance costs, $0.9 million ($0.5 million net of 40% tax) is shown as an extraordinary item on the Company's Condensed Consolidated Statement of Operations for the nine months ended June 30, 1999.



       For the nine months ended June 30, 1999 compared to the nine months ended June 30, 1998, the Company's net cash used in operating activities decreased to $2.0 million from $22.5 million. This decrease was principally due to a $11.6 million increase in net income, a $4.6 million increase in non-cash depreciation and amortization, a $5.9 million increase in income taxes payable, a $4.2 million decrease in other assets, a $1.0 million decrease in income tax receivable, and a $17.2
       million  decrease  in  rental  merchandise  purchases.   These  changes
       resulted primarily from the stores acquired and opened in fiscal 1998.

       For the nine months ended June 30, 1999 compared to the nine months ended June 30, 1998, the Company's net cash used in investing activities decreased by $103.0 million to $16.6 million from $119.5 million. This decrease is principally due to a $100.8 million decrease in purchases of businesses and a $5.2 million decrease in the purchases of property and equipment.

       For the nine months ended June 30, 1999, compared to the nine months ended June 30, 1998, the Company's net cash provided by financing activities decreased to $20.2 million from $146.8 million. This decrease is mainly due to a $73.2 million decrease net borrowings compared to payments and a $44.2 million decrease in proceeds from common stock.




























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

       The following table presents information about the Company's market sensitive financial instruments. The table illustrates the principle and notional amounts, as well as the date of maturity, actual and weighted average pay and receive rates for all significant financial and derivative financial instruments in effect as of June 30, 1999:




              Expected Maturity Dates                            1998      1999     2001      2002        2003      Thereafter
                                                                -----     -----     ----      ----     ---------    ----------
              ------------------------------------------------- --------- -------- -------- ---------- ------------ -------------
              Debt:
                Revolving credit facility Base rate option                                             $    6,000
               --Actual floating rate.....................                                                  8.750%
                Revolving credit facility Euro-rate option                                             $   45,000
               --Actual floating rate.....................                                                  5.544%
                Term loan Euro-rate option................                                             $  125,000
               --Actual floating rate.....................                                                  5.544%
                Convertible Subordinated Debentures.......                                             $   20,000

               --Actual fixed interest rate...............                                                    7.0%

              Interest rate swap agreements:
                National City Bank, notional amount.......                                             $   30,000
               --Actual fixed interest rate pay rate......                                                  5.965%
                Bank of America, notional amount..........                                             $   20,000
               --Actual fixed interest rate pay rate......                                                  5.760%
                Manufacturers and Traders Trust, notional
              amount......................................                                             $   10,000
               --Actual fixed interest rate pay rate......                                                  5.925%
                Harris Bank, notional amount..............                                             $   20,000
               --Actual fixed interest rate pay rate......                                                  5.090%
                SunTrust Bank, notional amount............                                             $   10,000
               --Actual fixed interest rate pay rate......                                                  5.105%
                LaSalle Bank, notional amount.............                                             $   10,000
               --Actual fixed interest rate pay rate......                                                  5.095%
                Bank of America, notional amount..........                                             $   10,000
               --Actual fixed interest rate pay rate......                                                  5.120%
                Harris Bank, notional amount..............                                             $   10,000
               --Actual fixed interest rate pay rate......                                                  5.120%




       Inflation

       During the three months ended June 30, 1999, the cost of rental merchandise, lease rental expense and salaries and wages have increased modestly. These increases have not had a significant effect on the results of operations because the Company has been able to charge commensurably higher rental for its merchandise. This trend is expected to continue in the foreseeable future.

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

       In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective for all fiscal quarters of fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently evaluating the provisions of this Statement.

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


       Cautionary Statement



       This Report on Form 10-Q and the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company's expectations or beliefs concerning future events. Any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, (i) the ability of the Company to acquire additional rental-purchase stores on favorable terms,
       (ii) the ability of the Company to improve the performance of such acquired stores and to integrate such acquired stores into the Company's operations, (iii) the ability of the Company to integrate the Home Choice stores and systems into the Company's operations, (iv) the ability of the Company to open additional new stores, to integrate such stores into its operations and to operate such new stores profitably, (v) the impact of state and federal laws regulating or otherwise affecting the rental-purchase transaction, and (vi) unforeseen issues associated with the Year 2000 compliance effort.

       Undue reliance should not be placed on any forward-looking statements made by or on behalf of the Company as such statements speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, the occurrence of future events or otherwise.

                                 RENT-WAY, INC.



       ITEM 2.  Changes in Securities and Use of Proceeds


       c.  Recent Sales of Unregistered Securities

             On June 30, 1999, the Company issued 231,140 shares of Common Stock without registration in connection with its acquisition of America's Rent-to-Own, Inc. The transaction was exempt from registration under
       Section 4 (2) of the Securities Act of 1933, as amended.


       ITEM 6.  Exhibits and Reports on Form 8-K


       a.  Exhibits

           The Exhibits filed as part of this report are listed below.

               Exhibit No.                    Description

27  Financial data schedule







































                                                                  SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




         July 23, 1999                /s/ Jeffrey A. Conway
       ----------------   -----------------------------------------------
             Date          Sr. Vice President and Chief Financial Officer
        (Principal Financial and Accounting Officer and Duly Authorized Officer)