Form 10-K
RENT WAY INC
filed 1999-12-22
CIK 893046

=============================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-K

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1999

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

                                  814-455-5378
                         (Registrant's telephone number)

               Securities registered pursuant to Section 12(b) of the Act:

  Title of Class                         Name of Exchange on Which Registered
  --------------                         ------------------------------------
Common Stock, no par value                  New York Stock Exchange, Inc.

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based on the closing sales price on December 6, 1999, the aggregate market value of stock held by non-affiliates of the registrant was $372,103,705.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     CLASS                     OUTSTANDING AS OF DECEMBER 6, 1999
   Common Stock                           21,984,041
===============================================================================
Documents Incorporated by Reference Portions of the registrant's definitive proxy statement for the annual meeting of shareholders to be held March 8, 2000 are incorporated by reference into Part III of this Form 10-K

                                 RENT-WAY, INC.

                                     PART I

ITEM I BUSINESS

General

    Rent-Way, Inc. (the "Company" or "Rent-Way") is the second largest operator in the rental purchase industry with 1,114 stores in 41 states. The Company offers home entertainment equipment, furniture, major appliances and jewelry to customers under full-service rental-purchase agreements that generally allow the customer to obtain ownership of the merchandise at the conclusion of an agreed upon rental period. Management believes that these rental-purchase arrangements appeal to a wide variety of customers by allowing them to obtain merchandise that they might otherwise be unable or unwilling to obtain due to insufficient cash resources or lack of access to credit or because they have a temporary, short-term need for the merchandise or a desire to rent rather than purchase the merchandise.

    The Company's principal executive offices are located at One RentWay Place, Erie, Pennsylvania 16505, and its telephone number is (814) 455-5378.

    On December 10, 1998, the Company completed a merger (the "Merger") with Home Choice Holdings, Inc. ("HMCH" or "Home Choice"). The Merger, as per the terms of the agreement, was recorded as a pooling of interests, in accordance with Accounting Principles Board ("APB") Opinion No. 16. Under the terms of the agreement the Company issued 0.588 shares of common stock for each outstanding share of HMCH common stock. The Merger increased the outstanding shares of the Company by approximately 10,025,000 shares. HMCH, at the time of the Merger, operated 458 stores in 26 states, primarily in the southeastern, midwestern, and southwestern portions of the United States, with annual revenues of approximately $260 million. As a result of the Merger, the Company became the second largest company in the rental-purchase industry.

    On February 26, 1998, Home Choice (formerly Alrenco, Inc.) merged with RTO, Inc. The merger, as per the terms of the agreement, was recorded as a pooling of interests, in accordance with APB Opinion No. 16. Under the terms of the agreement, Home Choice issued 0.898 shares of common stock for each outstanding share of RTO common stock.

    Prior to the mergers, the management of the Company, Alrenco, and RTO grew their operations through diverse strategies.

Rent-Way Acquistions

    Rent-Way was formed in 1981 to operate a rental-purchase store in Erie, Pennsylvania. In 1993, as a result of acquisitions and new store openings, the Company was operating 19 stores in three states and had completed its initial public offering. In 1994, the Company acquired 20 rental-purchase stores through its acquisition of D.A.M.S.L. Corporation. In 1995, the Company acquired 50 rental-purchase stores, 46 through the acquisition of McKenzie Leasing Corporation. In 1996, the Company acquired 32 rental-purchase stores in four separate transactions. In 1997, the Company acquired 92 rental-purchase stores, 70 of which were acquired from Perry Electronics, Inc. d/b/a Rental King. In 1998, the Company acquired 226 rental-purchase stores, 50 of which were acquired from Ace Rentals and 145 of which were acquired from Champion Rentals, Inc. The Company also opened 13 new stores in 1998.

Alrenco Acquisitions

    Alrenco grew primarily through the opening of new stores from its inception in 1980 through 1990. During the period from 1990 to 1993, management focused its efforts on improving the performance of its existing stores. As a result, Alrenco increased its revenue from $16.3 million to $22.3 million, operating profit from $0.9 million to $2.0 million, and net earnings from $0.1 million to $1.0 million. In 1994, Alrenco acquired 18 rental-purchase stores. In 1995, Alrenco acquired 15 stores. In 1996, Alrenco acquired 75 stores in 23 separate transactions. In 1997, Alrenco acquired 54 stores and 13 rental-purchase portfolios in 19 separate transactions.

RTO Acquisitions

    RTO was incorporated on June 20, 1996 and since that time it has aggressively sought to establish its store base through multiple significant store acquisitions, new store openings, and smaller store acquisitions. In 1996, RTO purchased 109 stores, 102 of which were acquired from Action TV & Appliance Rentals, Inc. In 1997, RTO acquired 73 stores in a series of transactions. In 1996 and 1997, RTO acquired 59 stores in transactions accounted for as a pooling-of-interests. Also in 1997, RTO opened 34 new stores. From January 1, 1998 until March 31, 1998, RTO opened eight additional stores.



Fiscal 1999 Acquisitions

     On June 30, 1999, the Company acquired America's Rent-To-Own Center, Inc. ("America's Rent-To-Own"). The transaction value was approximately $7 million and was paid for with a combination of 231,140 shares of Rent-Way's common stock and the assumption of certain liabilities. America's Rent-To-Own operated 21 rental-purchase stores in Arkansas, Kansas, Missouri, and Oklahoma and had annual revenues of approximately $8 million.

    On September 23, 1999, the Company acquired all of the stock of RentaVision, Inc. ("RentaVision") for a purchase price of approximately $74 million, which was paid for with a combination of $69 million in cash and 278,801 shares of Rent-Way's common stock and the assumption of certain liabilities. RentaVision operated a chain of 250 rental-purchase stores in 16 states, 50 of which have been opened during the past year, with annual revenues of approximately $75 million.

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

    The Association of Progressive Rental Organizations ("APRO"), the industry's trade association, estimated that at the end of 1998 the U.S. rental-purchase industry comprised approximately 8,000 stores providing 7.5 million products to
3.3 million households. Management believes that its customers generally have annual household incomes ranging from $20,000 to $40,000. Based on APRO estimates, the rental-purchase industry had gross revenues of $4.7 billion in 1998. The U.S. rental-purchase industry is highly fragmented, but is experiencing increasing consolidation. Based on APRO estimates, management believes that the ten largest industry participants account for approximately 50% of total industry stores and that the majority of the remaining portion of industry consists of operations with fewer than 20 stores. See "--Strategy", "--Competition."

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

Strategy

    Management   believes  that  the  Company's  continued  success  depends  on successful implementation of the following business strategies:

Acquiring and Opening New Stores

    The Company currently intends to expand its operations by acquiring existing stores and opening new stores, both within its present market areas and in geographic regions not currently served by the Company. At present, the majority of that expansion is expected to be accomplished through acquisitions. The Company believes that acquisitions can effectively increase the Company's market share while simultaneously expanding its customer base. In addition, in pursuing its growth strategies, the Company expects to benefit from both enhanced purchasing power and the ability to leverage economies of scale for certain operating expenses.

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

    Following consummation of an acquisition, the Company appoints a dedicated team to oversee and monitor the integration of the acquired stores, including determining staffing, store merchandise and facility needs, budgets and performance goals. All acquired stores are promptly evaluated and, if necessary, remodeled. Management seeks to integrate acquired stores and the management information system of such stores within one to three months following an acquisition. The Company completed the integration of the 250 RentaVision stores acquired on September 23, 1999 by November 11, 1999.

    In addition, in May 1999 the Company announced a new store opening plan designed to complement its acquisition strategy. The Company plans to open an additional 40-60 stores in the next twelve months. The new store openings will occur in under-served markets near existing locations to leverage field operating strength and advertising efficiencies. In fiscal 1999, the Company opened 12 new stores and hopes to have opened a total of 21 new stores for the 15 month period ending December 31, 1999.

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

Expanding the Company's Product Lines

    One of the Company's principal strategies is to provide the rental-purchase customer with the opportunity to obtain merchandise of a higher quality than the merchandise available from its competitors on competitive terms. To this end, the Company attempts to maintain a broad selection of products while emphasizing better quality, higher priced merchandise. The Company intends to continue expanding its offerings of better quality, higher priced products in all product areas. Management believes that previous offerings of these products have succeeded in both increasing the Company's profitability and attracting new customers to the Company's existing stores. In addition, the Company selectively tests new merchandise and services. During the last quarter of the 1999 fiscal year, a new program focusing on Compaq personal computers was implemented. In addition, the Company has begun to act as an agent to provide prepaid phone service through a third party. This program is currently being tested on a limited basis. Management believes that opportunities exist to provide additional non-traditional merchandise to its customers.

Monitoring Store Performance

    The Company's management information system allows each store manager to track rental and collection activity on a daily basis. The system generates detailed reports that track inventory movement by piece and by product category and the number and frequency of past due accounts and other collection activity. Physical inventories are regularly conducted at each store to ensure the accuracy of the management information system data. Senior management monitors this information to ensure adherence to established operating guidelines. In addition, each store is provided with a monthly profit and loss statement to track store performance. Management believes the Company's management and accounting information systems enhance its ability to monitor and affect the operating performance of existing stores and to integrate and improve the performance of newly acquired stores.

Results-Oriented Compensation

    Management believes that an important reason for the Company's positive financial performance and growth has been the structure of its management compensation system. A significant portion of the Company's regional and store managers' total compensation is dependent upon store performance. Regional and store managers earn incentives by increasing both store revenues and operating profits. As further incentive, the Company grants managers stock options. Management believes that the Company's emphasis on incentive-based compensation is instrumental in the Company's ability to attract, retain, and motivate its regional and store managers.

Manager Training and Empowerment

    The Company employs four full-time trainers who conduct classroom programs in the areas of sales, store operations and personnel management. These training programs often continue for several months and culminate in an exam. The Company requires its managers to attend, at Company expense, leadership and management programs offered by leading management and organization experts. The Company empowers its store managers by permitting them to make significant decisions involving store operations including personnel, merchandise, and collection decisions. Management believes that well-trained and empowered store managers are important to the Company's efforts to maximize individual store performance.

Operations

Company Stores

    As of September 30, 1999, the Company operates 1,114 stores in 41 states as follows:


                         Number of                     Number of                      Number of                         Number of
          Location        Stores           Location     Stores          Location       Stores            Location         Stores
      ----------------   ---------     --------------- ---------   -----------------  ---------        ---------------  ----------
      Texas................124         Arkansas.......... 37        Mississippi........     12         Washington.......     4
      Florida.............. 97         Kentucky.......... 36        Nebraska...........     12         Rhode Island.....     3
      New York............. 84         Virginia.......... 33        Kansas.............     11         Utah.............     3
      Pennsylvania......... 73         Michigan.......... 28        New Mexico.........     10         South Dakota.....     2
      Ohio................. 63         Alabama........... 23        New Hampshire......      9         Idaho............     1
      South Carolina....... 61         Oklahoma.......... 16        Nevada.............      7
      North Carolina....... 45         Arizona........... 15        Vermont............      7
      Indiana.............. 43         Massachusetts..... 15        West Virginia......      7
      Louisiana............ 41         Maryland.......... 15        Iowa...............      6
      Tennessee............ 41         Maine............. 13        Connecticut........      5
      Georgia.............. 40         Missouri.......... 13        Delaware...........      5
      Illinois............. 38         Colorado.......... 12        California.........      4


     The Company's stores average approximately 3,500 square feet in floor space and are generally located in strip shopping centers in or near low to middle income neighborhoods. Often, such shopping centers offer convenient free parking to the Company's customers. The Company's stores are generally uniform in interior appearance and design and display of available merchandise. The stores have separate storage areas, but generally do not use warehouse facilities. In selecting store locations, the Company uses a variety of market information sources to locate areas of a town or city that are readily accessible to low and middle income consumers. The Company believes that within these areas, the best locations are in neighborhood shopping centers that include a supermarket. The Company believes this type of location makes frequent rental payments at its stores more convenient for its customers. Generally, the Company refurbishes its stores every two to five years.

    Product Selection

    The Company offers brand name home entertainment equipment (such as television sets, VCRs, camcorders and stereos), furniture, major appliances and jewelry. Major appliances offered by the Company include refrigerators, ranges, washers and dryers. The Company's product line currently includes the Zenith, RCA, Pioneer, JVC, Sharp and Panasonic brands in home entertainment equipment, the Kenmore, Crosley and General Electric brands in major appliances and the Ashley and New England Corsair brand in furniture. In June 1999, the Company added Compaq computers to its product line. The Company closely monitors customer rental requests and adjusts its product mix to offer rental merchandise desired by customers.

    For the year ended September 30, 1999, payments under rental-purchase contracts for home entertainment products accounted for approximately 40.7%, furniture for 28.3%, appliances for 26.5%, jewelry for 3.9% and other items for 0.6% of the Company's rental revenues. Customers may rent either new merchandise or previously rented merchandise. Weekly rentals currently range from $14.99 to $39.99 for home entertainment equipment, from $9.99 to $39.99 for furniture, from $9.99 to $29.99 for major appliances and from $6.99 to $19.99 for jewelry. Previously rented merchandise is typically offered at the same weekly or monthly rental rate as is offered for new merchandise, but with an opportunity to obtain ownership of the merchandise after fewer rental payments.

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



Product Turnover

    Generally, a minimum rental term of between 12 and 24 months is required to obtain ownership of new merchandise. Based upon merchandise returns for the year ended September 30, 1999, the Company believes that the average period of time during which customers rent merchandise is 16 to 17 weeks. However, turnover varies significantly based on the type of merchandise being rented, with certain consumer electronic products, such as camcorders and VCRs, generally being rented for shorter periods, while appliances and furniture are generally rented for longer periods. Each rental-purchase transaction requires delivery and pickup of the product, weekly or monthly payment processing and, in some cases, repair and refurbishment of the product. In order to cover the relatively high operating expenses generated by greater product turnover, rental-purchase agreements require larger aggregate payments than are generally charged under installment purchase or credit plans.

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

Collections

    Management believes that effective collection procedures are important to the Company's success. The Company's collection procedures increase the revenue per product with minimal associated costs, decrease the likelihood of default and reduce charge-offs. Senior management, as well as store managers, use the Company's computerized management information system to monitor cash collections on a daily basis. In the event a customer fails to make a rental payment when due, store management will attempt to contact the customer to obtain payment and reinstate the contract or will terminate the account and arrange to regain possession of the merchandise. However, store managers are given latitude to determine the appropriate collection action to be pursued based on individual circumstances. Depending on state regulatory requirements, the Company charges for the reinstatement of terminated accounts or collects a delinquent account fee. Such fees are standard in the industry and may be subject to state law limitations. See "--Government Regulation." Despite the fact that the Company is not subject to the federal Fair Debt Collection Practices Act, it is the Company's policy to abide by the restrictions of such law in its collection procedures. If an item on rent is not returned or payment thereon is not received within 90 days of its due date, the Company's policy is to charge-off the item. Charge-offs due to lost or stolen merchandise were approximately 2.9%, 3.1% and 3.4% of the Company's revenues for the years ended September 30, 1999, 1998, and 1997, respectively. The charge-off rate for chains with over 40 stores reporting to APRO in 1998 was 3.3%.

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

    Each store manager reports to one regional manager, each of whom typically oversees six to eight stores. Regional managers are primarily responsible for monitoring individual store performance and inventory levels within their respective regions. The Company's regional managers, in turn, report to directors of operations, who monitor the operations of their regions and through their regional managers, individual store performance. The directors of operations report to one of five Divisional Vice Presidents who monitor the overall operations of their assigned geographic area. The Divisional Vice Presidents report to the Vice President-Operations who is responsible for overall Company-wide store operations. Senior management at the Company's headquarters directs and coordinates purchasing, financial planning and controls, management information systems, employee training, personnel matters and acquisitions. Headquarters personnel also evaluate the performance of each store.





Management Information System

    The Company believes that its proprietary management information system provides it with a competitive advantage over many small rental-purchase operations. The Company uses an integrated computerized management information and control system to track each unit of merchandise and each rental-purchase agreement. The Company's system also includes extensive management software and report generating capabilities. Reports for all stores are reviewed daily by senior management and any irregularities are addressed the following business day. Each store has the ability to track individual components of revenue, idle items, items on rent, delinquent accounts and other account information. Management electronically gathers each day's activity report. Company management has access to operating and financial information about any store location or region in which the Company operates and generates management reports on a daily, weekly, month-to-date and year-to-date basis. Utilizing the management information system, senior management, regional managers and store managers can closely monitor the productivity of stores under their supervision compared to Company-prescribed guidelines. This system has enabled the Company to expand its operations while maintaining a high degree of control over cash receipts, rental merchandise, and merchandise units in repair. The Company completed the management information system integration of all stores acquired in the Home Choice merger by March 31, 1999 and all stores acquired in the America's Rent-To-Own acquisition by July 31, 1999. The management information sysyem integration and conversion of all the stores from the RentaVision acquisition was complete by November 11, 1999. While the Company believes its management information system is adequate to meet its needs for the foreseeable future, it continues to upgrade the system over time. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations, Year 2000 Issues".

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

Marketing and Advertising

    The Company promotes its products and services through targeted direct mail, spot and national television advertising and, to a lesser extent, through radio and secondary print media advertisement. The Company also solicits business by telephoning former and prospective customers. The Company is dedicating an increasing percentage of its marketing dollars to television advertising to build brand recognition in markets where it is economically attractive to do so. The Company's print advertisements emphasize product and brand name selection, prompt delivery and repair, and the absence of any downpayment, credit investigation or long-term obligation. Advertising expense as a percentage of revenue for the years ended September 30, 1999, 1998 and 1997 were 4.7%, 5.4% and 5.6%, respectively. In addition to the Company's national advertising efforts, a good deal of emphasis has been placed on the development of a local store marketing plan to allow the stores to leverage market specific knowledge. As the Company obtains new stores in its existing markets, the advertising expenses of each store in the market can be reduced by listing all stores in the same market-wide advertisement. In addition, the Company participates in cooperative advertising programs with many of its major vendors.

Competition

    The rental-purchase industry is highly competitive. The Company competes with other rental-purchase businesses and, to a lesser extent, with rental stores that do not offer their customers a purchase option. Competition is based primarily on rental rates and terms, product selection and availability, and customer service. With respect to consumers who are able to purchase a product for cash or on credit, the Company also competes with department stores, discount stores and retail outlets that offer an installment sales program or offer comparable products and prices. The Company is the second largest operator in the rental-purchase industry, second only to Rent-A-Center. Rent-A-Center is national in scope and has significantly greater financial and operating resources and name recognition than does the Company.

Personnel

     As of September 30, 1999, the Company had approximately 5,617 employees, of whom 202 are located at the corporate office in Erie, Pennsylvania. None of the Company's employees are represented by a labor union. Management believes its relations with its employees are good.


Government Regulation

    Forty-six states have adopted legislation regulating or otherwise impacting the rental-purchase transaction. These laws generally require certain contractual and advertising disclosures concerning the nature of the transaction and also provide varying levels of substantive consumer protection, such as requiring a grace period for late payments and contract reinstatement rights in the event the agreement is terminated for nonpayment.

    Recent court decisions in Minnesota, New Jersey, and Wisconsin have created a legal environment in those states which is prohibitive to rental-purchase transactions. The Company does not operate in those states. The majority of the states in which the Company operates impose some type of disclosure requirements, either in advertising or in the rental-purchase agreement, or both. The regulations in these states also distinguish rental-purchase transactions from credit sales. Management believes that its operations are in material compliance with applicable state rental-purchase laws.

    No federal legislation has been enacted regulating the rental-purchase transaction. The Company instructs its managers in procedures required by applicable law through training seminars and policy manuals and believes that it has operated in compliance with the requirements of applicable law in all material respects.

    Management believes that in the unlikely event federal legislation is enacted regulating rental-purchase transactions as credit sales, the Company would be able to adapt to the new laws and remain profitable by repositioning itself as a rent-to-rent business.

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

ITEM 2 DESCRIPTION OF PROPERTIES

    The Company leases all of its store facilities under operating leases that generally have terms of three to five years and require the Company to pay real estate taxes, utilities and maintenance. The Company has optional renewal privileges on most of its leases for additional periods ranging from three to five years at rental rates generally adjusted for increases in the cost of living. There is no assurance that the Company can renew the leases that do not contain renewal options, or that if it can renew them, that the terms will be favorable to the Company. Management believes that suitable store space is generally available for lease and that the Company would be able to relocate any of its stores without significant difficulty should it be unable to renew a particular lease. Management also expects that additional space will be readily available at competitive rates for new store openings. The Company's main corporate offices are in Erie, Pennsylvania and consist of three buildings of approximately 34,000, 11,000, and 10,000 square feet. In addition, the Company leases administrative offices in Dallas, Texas, Daytona, Florida, Lexington, Kentucky, and Raleigh, North Carolina. The Company also owns an office building in Erie, Pennsylvania, which is used for record retention.

ITEM 3 LEGAL PROCEEDINGS

    From time to time the Company is a party to various legal proceedings arising in the ordinary course of its business. The Company is not currently a party to any material litigation.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II


ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded on the New York Stock Exchange under the symbol "RWY." The Company began trading on the New York Stock Exchange on October 8, 1998. The Company's common stock was previously traded on the NASDAQ National Market under the symbol "RWAY". The following table sets forth, for the periods indicated, the high and low sales prices per share of the Common Stock as reported on the NASDAQ National Market and the New York Stock Exchange.

                            Year Ended              Year Ended
                           September 30,           September 30,
                               1999                    1998
                      ----------------------  -----------------------
                         High        Low         High         Low
    First Quarter.       $28.00    $17.50        $20.50     $15.75
    Second Quarter        27.88     21.38         24.75      17.31
    Third Quarter.        29.44     20.50         33.63      25.13
    Fourth Quarter        25.06     19.00         32.00      22.00

     As of December 6, 1999, there were 194 record shareholders of the Common Stock.

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

    On June 30, 1999 and September 23, 1999, the Company issued 231,140 and 278,801 shares of its common stock as partial consideration in connection with the acquisitions of America's Rent-To-Own and RentaVision, respectively. The shares were issued in connection with acquisitions to unaffiliated persons and bear restrictions on transfer. As such, the issuances of the shares is exempt from registration under Section 4 (2) of the Securities Act of 1933, as amended.

ITEM 6 SELECTED FINANCIAL DATA

    The following selected financial data for the years ended September 30, 1995, 1996, 1997, 1998 and 1999 were derived from the financial statements of Rent-Way which have been restated to reflect the Company's merger with Home Choice. The historical financial data are qualified in their entirety by, and should be read in conjunction with, Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements of the Company and notes thereto included elsewhere in this document.



                                                                          Year Ended September 30, (1)
                                                               --------------------------------------------------
                                                               1995(2)    1996(3)     1997(4)    1998(5)   1999(6)
                                                               -------    -------     -------    -------   -------
                                                                  (Dollars in millions, except per share data)

                Statement of Operations Data:
                  Total revenues..........................   $ 105,723   $175,333   $ 320,330  $ 436,031 $ 494,351
                  Gross profit............................       6,531      8,710      10,998     14,529    46,715
                  Income (loss) before extraordinary item.       2,961      3,945       1,566     (1,838)   15,102
                  Net income (loss).......................       2,961      3,945       1,297     (1,838)   14,583
                  Earnings (loss) applicable to common shares    2,923      3,816       1,577     (1,838)   14,583
                  Basic:
                    Income (loss) before extraordinary item  $    0.41   $   0.34   $    0.11  $   (0.09)$    0.71
                    Net income (loss).....................   $    0.41   $   0.34   $    0.09  $   (0.09)$    0.68
                  Diluted:
                    Income (loss) before extraordinary item  $    0.41   $   0.32   $    0.11  $   (0.09)$    0.68
                    Net income (loss).....................   $    0.41   $   0.32   $    0.09  $   (0.09)$    0.66
                  Weighted average shares outstanding:
                    Basic.................................       7,056     11,954      16,653     20,283    21,341
                    Diluted...............................       7,156     12,089      16,653     20,283    23,345

                Balance Sheet Data:
                  Rental merchandise......................   $  34,335   $ 76,586  $  132,393  $ 176,022 $ 202,145
                  Total assets............................      71,496    219,105     319,849    478,831   597,394
                  Debt....................................      42,215     19,751      96,318    179,603   288,130
                  Stockholders' equity....................      14,309    177,063     183,968    247,863   277,452


(1) As a result of the Company's merger with Home Choice in a pooling of interests, all periods prior to the year ended September 30, 1999 have been restated. The year ended September 30, 1998 reflects the combination of the preceding twelve-month financial periods for each of Rent-Way and Home Choice. All other years presented reflect the combination of twelve months ended September 30 for Rent-Way and twelve months ended December 31 for Home Choice.

(2) During  the  year  ended  September  30,  1995,  the  Company   acquired  50
    rental-purchase stores, 46 through the acquisition of McKenzie Leasing Corporation in July 1995, which affects the comparability of the historical financial information for the periods presented.

(3) During the year ended September 30, 1996, the Company acquired 190 rental-purchase stores, 102 through the acquisition of Action TV & Appliance Rental, Inc., which affects the comparability of the historical financial information for the periods presented.

(4) During the year ended September 30, 1997, the Company acquired 214 rental-purchase stores, 70 of which were acquired in February 1997 from Perry Electronics, Inc. d/b/a Rental King, which affects the comparability of the historical financial information for the periods presented.

(5) During the year ended September 30, 1998, the Company acquired 250 rental-purchase stores, 50 of which were acquired in January 1998 from Ace Rentals and 145 of which were acquired in February 1998 from Champion, which affects the comparability of the historical financial information for the periods presented.

(6) During the year ended September 30, 1999, the Company acquired 275 rental-purchase stores, 250 of which were acquired in September 1999 from RentaVision, which affects the comparability of the historical financial information for the periods presented.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  Rent-Way is the second largest operator in the rental purchase industry with 1,114 stores located in 41 states. The Company offers quality brand name home entertainment equipment, furniture, appliances, and jewelry to customers under full-service rental-purchase agreements that generally allow the customer to obtain ownership of the merchandise at the conclusion of an agreed upon rental period.

    On December 10, 1998, the Company completed a merger (the "Merger") with Home Choice Holdings, Inc. ("HMCH" or "Home Choice"). The Merger, as per the terms of the agreement, was recorded as a pooling of interests, in accordance with Accounting Principles Board ("APB") Opinion No. 16. Under the terms of the agreement the Company issued 0.588 shares of common stock for each outstanding share of HMCH common stock. The Merger increased the outstanding shares of the Company by approximately 10,025,000 shares. HMCH, at the time of the Merger, operated 458 stores in 26 states, primarily in the southeastern, midwestern, and southwestern portions of the United States, with annual revenues of approximately $260 million. As a result of the Merger, the Company became the second largest company in the rental-purchase industry.

    On February 26, 1998, Home Choice (formerly Alrenco, Inc.) merged with RTO, Inc. The merger, as per the terms of the agreement, was recorded as a pooling of interests, in accordance with APB Opinion No. 16. Under the terms of the agreement, Home Choice issued 0.898 shares of common stock for each outstanding share of RTO common stock.

    Prior to the mergers, the management of the Company, Alrenco, and RTO grew their operations through diverse strategies.

Rent-Way Acquistions

    Rent-Way was formed in 1981 to operate a rental-purchase store in Erie, Pennsylvania. In 1993, as a result of acquisitions and new store openings, the Company was operating 19 stores in three states and had completed its initial public offering. In 1994, the Company acquired 20 rental-purchase stores through its acquisition of D.A.M.S.L. Corporation. In 1995, the Company acquired 50 rental-purchase stores, 46 through the acquisition of McKenzie Leasing Corporation. In 1996, the Company acquired 32 rental-purchase stores in four separate transactions. In 1997, the Company acquired 92 rental-purchase stores, 70 of which were acquired from Perry Electronics, Inc. d/b/a Rental King. In 1998, the Company acquired 226 rental-purchase stores, 50 of which were acquired from Ace Rentals and 145 of which were acquired from Champion Rentals, Inc. The Company also opened 13 new stores in 1998.

Alrenco Acquisitions

    Alrenco grew primarily through the opening of new stores from its inception in 1980 through 1990. During the period from 1990 to 1993, management focused its efforts on improving the performance of its existing stores. As a result, Alrenco increased its revenue from $16.3 million to $22.3 million, operating profit from $0.9 million to $2.0 million, and net earnings from $0.1 million to $1.0 million. In 1994, Alrenco acquired 18 rental-purchase stores. In 1995, Alrenco acquired 15 stores. In 1996, Alrenco acquired 75 stores in 23 separate transactions. In 1997, Alrenco acquired 54 stores and 13 rental-purchase portfolios in 19 separate transactions.

RTO Acquisitions

    RTO was incorporated on June 20, 1996 and since that time it has aggressively sought to establish its store base through multiple significant store acquisitions, new store openings, and smaller store acquisitions. In 1996, RTO purchased 109 stores, 102 of which were acquired from Action TV & Appliance Rentals, Inc. In 1997, RTO acquired 73 stores in a series of transactions. In 1996 and 1997, RTO acquired 59 stores in transactions accounted for as a pooling-of-interests. Also in 1997, RTO opened 34 new stores. From January 1, 1998 until March 31, 1998, RTO opened eight additional stores.

  The number of stores operated by the Company has increased from 395 as of September 30, 1996 to 1,114 as of September 30, 1999. The following table shows the number of stores opened, acquired, and/or merged during this three-year period.



                                                            Years Ended September 30,
                                                            ------------------------
                                       Stores                1997     1998     1999
                             --------------------------     -----    -----    -----

                             Open at Beginning of Period      395      597      869
                             Opened....................        16       65       12
                             Acquired..................       214      250      275
                             Locations Sold............         8        8       --
                             Closed or Combined........        20       35       42
                                                            -----    -----    -----
                             Open at End of Period.....       597      869    1,114
                                                            =====    =====    =====


     In May 1999, the Company announced its plans to open 40-60 stores in the next twelve months. The new store openings will occur in under-served markets near existing locations to leverage field operating strength and advertising efficiencies. The Company plans to open 25 new locations by the end of the calendar year. Through November 1999, the Company had opened 16 new stores.

    On June 30, 1999, the Company acquired America's Rent-To-Own Center, Inc. ("America's Rent-To-Own"). The transaction value was approximately $7 million and was paid for with a combination of 231,140 shares of Rent-Way's common stock and the assumption of certain liabilities. America's Rent-To-Own operated 21 rental-purchase stores in Arkansas, Kansas, Missouri, and Oklahoma and had annual revenues of approximately $8 million.

    On September 23, 1999, the Company acquired all of the stock of RentaVision, Inc. ("RentaVision") for a purchase price of approximately $74 million. RentaVision operated a chain of 250 rental-purchase stores in 16 states, 50 of which have been opened during the past year, with annual revenues of approximately $75 million.

    Management continues to actively seek acquisition candidates with financial and geographic profiles consistent with the Company's growth objectives.

    In fiscal 1998 and 1999, the Company increased its staffing levels in field management, accounting, computer information systems, purchasing, and human resources to support its growth plans. As a result, in June 1998, the Company purchased a 34,000 square foot building to be used as its new corporate headquarters. The Company plans to construct a 30,000 square foot addition to this building in fiscal 2000 to support the Company's growth in the foreseeable future. The Company expects to benefit from leveraging these additional costs over a larger store base as it continues to expand its operations. In addition, the Company maintains administrative offices in Dallas, Texas, Daytona, Florida, Lexington, Kentucky, and Raleigh, North Carolina.

RESULTS OF OPERATIONS

    As an aid to understanding the Company's operating results, the following table expresses certain items of the Company's Consolidated Statements of Operations for the years ended September 30, 1999, 1998 and 1997 as a percentage of total revenues.




                                                                               Years ended
                                                                              September 30,
                                                                     ----------------------------
                                                                        1999       1998      1997
                                                                     ---------  --------- ---------
                                Revenues:.........................
                                  Rental revenue..................       86.4%      86.7%     86.6%
                                  Other revenue...................       13.6       13.3      13.4
                                                                     --------   --------  --------
                                     Total revenues...............      100.0      100.0     100.0
                                Costs and operating expenses:
                                  Depreciation and amortization:
                                     Rental merchandise...........       25.0       24.9      25.0
                                     Property and equipment.......        2.0        1.7       1.7
                                     Amortization of goodwill.....        2.0        2.6       3.7
                                  Salaries and wages..............       26.0       27.6      27.9
                                  Advertising.....................        4.7        5.4       5.6
                                  Occupancy.......................        6.7        6.9       7.0
                                  Name change expense.............         --        0.3       0.3
                                  Business combination costs......        3.4        2.6       0.3
                                  Signing bonus...................         --         --       0.1
                                  Other operating expense.........       20.8       24.7      25.0
                                                                     --------   --------  --------
                                     Total costs and operating
                                      expenses....................       90.6       96.7      96.6
                                                                     --------   --------  --------
                                  Operating income................        9.4        3.3       3.4
                                  Interest expense................       (3.3)      (2.6)     (1.8)
                                  Other income (expenses), net....       (0.1)        --       0.4
                                                                     --------   --------  --------
                                     Income before income taxes
                                      and extraordinary item......        6.0        0.7       2.0
                                  Income tax expense..............        3.0        1.1       1.5
                                                                     --------   --------  --------
                                     Income (loss) before
                                      extraordinary item..........        3.0       (0.4)      0.5
                                  Extraordinary item..............       (0.1)        --      (0.1)
                                                                     --------   --------  --------
                                     Net income (loss)............        2.9%      (0.4)%     0.4%
                                                                     ========   ========  ========



Fiscal 1999 compared to Fiscal 1998

    Total revenues. Total revenues increased $58.4 million, or 13.4%, to $494.4 million from $436.0 million. The increase is attributable to the inclusion of a full year's results for the stores acquired in fiscal 1998, a partial year's operations for the stores acquired and opened in fiscal 1999, and increased same store revenues. The stores acquired in the Champion acquisition, consummated on February 5, 1998, accounted for $29.5 million, or 50.5%, of the increase. The stores acquired in the Ace Rentals acquisition, consummated on January 7, 1998 accounted for $5.0 million, or 8.6%, of the increase. The stores acquired in other 1998 acquisitions accounted for $12.2 million, or 20.9%, of the increase. The stores acquired in 1999 acquisitions accounted for $3.4 million, or 5.8%, of the increase. The stores opened in fiscal 1999 accounted for $2.7 million, or 4.6%, of the increase. The Company's same stores accounted for $5.6 million, or 9.6%, of the increase. The increase in same store revenues was primarily due to a 0.4% increase as a percentage of total revenues in electronics rentals, a 0.4% increase as a percentage of total revenues in furniture rentals, a 0.4% increase as a percentage of total revenues in jewelry rentals, a 0.2% increase as a percentage of total revenues in early purchase option sales, and a 0.6% increase as a percentage of total revenues in sales of the Rent-Way Plus liability protection plan offset by a 1.3% decrease as a percentage of total revenues in sales of liability waivers, a 0.3% decrease as a percentage of total revenues in processing fees, and a 0.2% decrease as a percentage of total revenues in pager rentals. Appliance rentals and merchandise sales remained unchanged as a percentage of total revenues. The Company expects increased same store revenues in fiscal 2000 due to, among many other factors, the addition of new products and services. During the last quarter of fiscal 1999, the Company added Compaq personal computers to its product line. In addition, the Company has begun to act as an agent to provide prepaid phone service through a third party. This program is currently being tested on a limited basis. Management believes that opportunities exist to provide additional non-traditional merchandise to its customers.

    Depreciation and amortization. Depreciation expense related to rental merchandise increased slightly to 25.0% as a percentage of total revenues from 24.9%. This increase is primarily due to the depreciation expense related to the new Compaq computers. These computers, added to the Company's product line in June 1999, are depreciated on the straight-line basis over 15 months. The Company believes that this computer depreciation may cause depreciation expense as a percentage of total revenues to be slightly higher in fiscal 2000.

    Depreciation expense related to property and equipment increased to 2.0% as a percentage of total revenues from 1.7%. This increase is principally due to the depreciation costs associated with the new corporate building purchased in June 1998, new store signage and remodels associated with the Home Choice stores, and the computer and software costs associated with the Company's implementation of a PeopleSoft software package in January 1999.

    Amortization of goodwill decreased to 2.0% as a percentage of total revenues from 2.6%. This is attributable to the reduced amortization expense of 1996 and 1997 purchase acquisitions primarily for customer rental agreements, which are amortized on an accelerated method over an estimated useful life of 18 months.

    Salaries and wages. Salaries and wages increased by $8.2 million to $128.5 million from $120.3 million principally due to the addition of 526 new stores and additions to corporate personnel. Salaries and wages decreased to 26.0% as a percentage of total revenues from 27.6%. This decrease is due the Company's ability to spread corporate and regional managers' payroll over an increased store revenue base. This decrease is also attributable to the Company bringing Home Choice payroll and store personnel levels within the Company's standards. As a result of these factors, the Company expects a further decline in salaries and wages as a percentage of total revenues in fiscal 2000.

    Advertising. Advertising expense decreased to $23.4 million from $23.6 million and as a percentage of total revenues decreased to 4.7% from 5.4%. This decrease is principally due to the Company's ability to focus advertising efforts in cluster markets. It is also due to the Company's participation in co-operative advertising programs with its vendors. As part of these co-operative programs, the Company is able to recoup a portion of its advertising costs from its vendors in the form of rebates for advertising their products in Rent-Way ads.

     Occupancy. Occupancy expense increased to $33.0 million from $30.0 million principally due to the addition of the stores opened and acquired in fiscal 1998 and 1999.

    Business combination costs. In conjunction with the Merger, the Company incurred $16.8 million in costs which included investment banker fees of $6.5 million, proxy preparation, printing, and other professional fees of $1.3 million, employee severance and stay-put arrangement costs of $4.5 million, due diligence and other costs of $0.9 million, costs related to closing or disposing of duplicate corporate headquarters, equipment and stores in overlapping markets of $2.1 million, and the write-off of prepaid assets which could not be used of $1.5 million. In fiscal 1998, the Company incurred $11.2 million in business combination costs associated with Home Choice's predecessor's merger with Alrenco, Inc. in February 1998. These costs included investment banker fees, proxy preparation, printing, and other professional fees, employee severance and other costs associated with relocating the corporate headquarters from Indiana to Texas, costs related to closing and merging stores in the same markets, amortization expense of stock awards which vested fully upon the merger, and costs associated with terminating certain leases.

    Name change expense. Name change expense decreased to $0.1 million from $1.8 million. In 1997, Home Choice launched a program to change the name of all of its stores from the various trade names acquired to "HomeChoice Lease or Own". In connection with this program, Home Choice incurred nonrecurring costs which included the write-off of the net carrying values of old signs and branded supplies and the expensing of new vehicle decals. The Company currently operates under both the RentWay and HomeChoice trade names.

    Other operating expenses. Other operating expenses decreased to $103.0 million from $107.8 million and decreased to 20.8% as a percentage of total revenues from 24.7%. This decrease is the result of the efficiencies gained by the Company from its ability to spread certain fixed costs over an increased store revenue base. These decreased fixed costs include liability insurance, legal and professional fees, state and local taxes, and office supplies.

    Operating income. Operating income increased to 9.4% from 3.3% due to the factors discussed above. In connection with the Merger, the Company identified a large number of rental merchandise items, which failed to meet the accepted quality standards of the Company's operating procedures. Accordingly, the Company experienced an excessive amount of inventory deletions during the three month period ended December 31, 1998. The amount of excessive inventory write-offs included in the other operating expenses in the Consolidated Statement of Operations for the year ended September 30, 1999 was approximately $1.1 million. Excluding these write-offs and the business combination costs described above, operating income increased to 13.1% from 5.9%. The Company anticipates its operating income to increase to approximately 16.0% in fiscal 2000 as a result of its continued ability to leverage costs over an increased store revenue base.

    Interest expense. Interest expense increased to 3.3% from 2.6% as a percentage of total revenues. This increase is mainly due to a full year of interest accruing on the $81.0 million in funds drawn on the Company's senior credit facility to consummate the Champion acquisition compared to a partial year of interest accruing in fiscal 1998.

    Income tax expense. Income tax expense as a percentage of total revenues increased to 3.1% from 1.1%. The increase was due to a significant increase in pretax book income and operating income. The Company's effective tax rate decreased from 1998 because nondeductible business combination costs represented a smaller portion of pretax income in 1999 compared to 1998 and as a result of $1,520 of favorable adjustments related to the completion of certain tax authority audits and finalization of certain tax returns related to acquired entities.

    Extraordinary item. In connection with the Merger, the Company entered into a new syndicated loan facility. As a result of this refinancing, the Company wrote off the remainder of deferred financing costs associated with its and Home Choice's previous credit facilities. The amount of the remaining deferred financing costs was $0.9 million, $0.5 million net of tax benefit.

    Net income. Net income increased to 2.9% from a net loss of 0.4% due to the factors discussed above.

Fiscal 1998 compared to Fiscal 1997

    Total revenues. Total revenues increased $115.7 million, or 36.1% to $436.0 million from $320.3 million. The increase is attributable to the inclusion of a full year's results for the stores acquired and opened in fiscal 1997, a partial year's operations for the stores acquired and opened in fiscal 1998, and increased same store revenues. The stores acquired in the Champion acquisition accounted for $51.1 million, or 44.2%, of the increase. The stores acquired in the Ace Rentals acquisition, accounted for $15.9 million, or 13.7%, of the increase. Other 1998 acquisitions accounted for $2.8 million, or 2.4%, of the increase. Stores opened in fiscal 1998 accounted for $3.8 million, or 3.3%, of the increase. The stores acquired in Rent-Way 1997 acquisitions accounted for $17.8 million, or 15.4% of the increase. The stores acquired in Home Choice 1997 acquisitions accounted for $14.3 million, or 12.3% of the increase. The stores opened in fiscal 1997 accounted for $9.1 million, or 7.9%, of the increase. The Company's same stores accounted for $0.9 million, or 0.8%, of the increase.

    Depreciation and amortization. Depreciation expense related to rental merchandise increased to $108.4 million from $80.2 million, but decreased to 24.9% from 25.0% of total revenues principally due to increases in weekly rental rates, lower purchase costs of rental merchandise due to increased volume, and improved realization of collectible rent.

    Depreciation expense related to property and equipment increased to $7.2 million from $5.5 million primarily due to the new store signage, remodels, and computer equipment costs associated with the Champion acquisition and Ace Rentals acquisition.

    Amortization of goodwill decreased to 2.6% as a percentage of total revenues from 3.7%. This is attributable to the reduced amortization expense of 1996 and 1997 purchase acquisitions primarily for customer rental agreements, which are amortized on an accelerated method over an estimated useful life of 18 months.

    Salaries and wages. Salaries and wages increased by $30.8 million to $120.3 million from $89.5 million principally due to the addition of the stores associated with the Champion acquisition and Ace Rentals acquisition. Salaries and wages as a percentage of total revenues decreased 0.3% to 27.6% from 27.9%.

    Advertising. Advertising expense increased to $23.6 million from $17.9 million principally due to the addition of the stores associated with the Champion acquisition and Ace Rentals acquisition. Advertising expense decreased to 5.4% from 5.6% of total revenues.

    Occupancy. Occupancy expense increased to $30.0 million from $22.3 million principally due to the addition of the stores associated with the Ace Rentals acquisition and Champion acquisition, but decreased to 6.9% from 7.0% of total revenues.

    Business combination costs. Business combination costs increased to 2.6% as a percentage of total revenues from 0.3%. This increase is due to the $11.2 million in costs incurred by Home Choice's predecessor to effect the merger with Alrenco, Inc. in February 1998. These costs included investment banker fees, proxy preparation, printing, and other professional fees, employee severance and other costs associated with relocating the corporate headquarters from Indiana to Texas, costs related to closing and merging stores in the same markets, amortization expense of stock awards which vested fully upon the merger, and costs associated with terminating certain leases.

    Name change expense. Name change expense increased to $1.8 million from $0.7 million. In 1997, Home Choice launched a program to change the name of all of its stores from the various trade names acquired to "HomeChoice Lease or Own". In connection with this program, Home Choice incurred nonrecurring costs which included the write-off of the net carrying values of old signs and branded supplies and the expensing of new vehicle decals.

    Other operating expenses. Other operating expenses increased to $107.8 million from $80.0 million primarily due to the addition of the stores associated with the Ace Rentals acquisition and Champion acquisition, but decreased to 24.7% from 25.0%.

    Operating income. Operating income decreased to 3.3% from 3.4%. This decrease is principally due to the business combination costs described above. Excluding these costs, operating income increased to 5.9% from 3.7%. This increase is principally due to the Company's ability to spread fixed costs over an increased store revenue base.

    Interest expense. Interest expense increased to 2.6% as a percentage of total revenues from 1.8%. This increase is mainly due to a full year of interest accruing on borrowings drawn on the Company's credit facility in connection with the acquisition of Bill Coleman TV in January 1997 and the $20.0 million of 7.0% Convertible Subordinated Debentures due 2007 (the "Debentures") issued in connection with the Rental King acquisition. This increase is also due to the $81.0 million in funds drawn on the Company's senior credit facility in connection with the Champion acquisition.

    Income tax expense. Income tax as a percentage of total revenues decreased to 1.1% from 1.5%. The decrease in fiscal 1998 was due to lower pretax income, resulting from increased business combination costs incurred during 1998, a portion of which were nondeductible for tax purposes.

    Net income. The Company generated a net loss of 0.4% in fiscal 1998 as compared to net income of 0.4% in fiscal 1997. This decrease is the result of the business combination costs described above.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's capital requirements relate primarily to acquisitions, new store openings, and purchasing additional rental merchandise and replacing rental merchandise that has been sold or is no longer suitable for rent. The Company intends to increase the number of stores it operates through acquisitions and new store openings. Such acquisitions will vary in size and the Company will consider large acquisitions that could be material to the Company. To provide any additional funds necessary for the continued pursuit of its growth strategies, the Company may incur, from time-to-time, additional short and long-term bank or other institutional indebtedness and may issue, in public or private transactions, its equity and debt securities, depending upon market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company.

     Net cash provided by (used in) operating activities increased to $11.0 million for fiscal 1999 from ($12.9 million) for fiscal 1998. This increase is principally due to a $16.4 million increase in net income, a $11.3 million increase in deferred income taxes, a $5.2 million decrease in rental merchandise purchases, and a $4.5 million increase in income taxes payable offset by a $27.1 million decrease in accounts payable and a $11.3 million decrease in other liabilities.

     Net cash used in investing activities decreased $45.1 million to $92.0 million in fiscal 1999 compared to $137.1 million in fiscal 1998. Capital expenditures in fiscal 1999 included the purchase of 21 stores from America's Rent-To-Own in June 1999 and 250 stores from RentaVision in September 1999. It also included the purchase of new store signage and store remodeling costs associated with the stores obtained in the Home Choice merger. Capital expenditures in 1998 included the purchase of 50 stores from Ace Rentals in January 1998, 145 stores from Champion in February 1998, and an additional 55 stores. It also included the purchase of a 34,000 square foot building to be used as the Company's new corporate headquarters in June 1998. The purchase price of the building was $3.7 million. In addition, 1998 capital expenditures included the computer equipment and software costs related to the implementation of a PeopleSoft software package for all accounting functions, payroll, human resources, and benefit administration requirements and a J. Driscoll package for cash management.

    In fiscal 2000, the Company plans to construct a 30,000 square foot addition to its current corporate headquarters facility. The Company estimates the cost at approximately $3.5 million. The Company plans to fund this project with borrowings on its senior credit facility.

     Net cash provided by financing activities decreased to $84.4 million in fiscal 1999 from $149.7 million in fiscal 1998. Cash flows from financing activities have historically represented the Company's financing of its long term growth.

    On September 23, 1999, the Company amended its existing collaterized term loan and revolving credit facility with a syndicate of banks led by Bank of Montreal and National City Bank (the "Amended Facility"). The Amended Facility provides for loans and letters of credit up to $325.0 million. Borrowings under the Amended Facility bear interest at the Company's option either at a base rate or a LIBOR based rate. The Amended Facility requires the Company to meet certain financial covenants and ratios including maximum leverage, minimum interest coverage, minimum tangible net worth, fixed charge coverage, and rental merchandise usage ratios. As of September 30, 1999, the Company was in compliance with all covenants contained in the Amended Facility. As of September 30, 1999 $268.0 million in borrowings is outstanding under the Amended Facility. Of the $268.0 million outstanding, $43.0 million is related to a revolving credit facility, which is payable September 30, 2004 and $225.0 million is in the form of term notes.

    The principal amount of the Term Notes A (with maximum borrowings of $125.0 million) are payable in quarterly payments due on the last day of each December, March, June, and September, beginning with the quarter ending December 31, 1999, and as follows:






       Quarter (s) Ending on Following         Amount of Quarterly Payment of
       Date or In The Following Period       Principal Due on Each Payment Date
       -------------------------------       ----------------------------------
                                                     (in millions of $)
       12-31-99 through 9-30-00.............      $      3.8
       12-31-00 through 9-30-01.............             5.0
       12-31-01 through 9-30-02.............             6.3
       12-31-02 through 9-30-03.............             7.5
       12-31-03 through 9-30-04.............             8.8


     The principal amount of each of the Term Notes B (with maximum borrowings of $100.0 million) are payable in quarterly payments each in the amount of $250,000 due on the last day of each December, March, June, and September, beginning with the quarter ending December 31, 1999, and continuing through and including September 30, 2004, followed by two annual payments on September 30, 2005 and September 30, 2006, each in the amount of $47.5 million.

    The Company believes that it will generate sufficient amounts of cash from operations to make the required quarterly principal repayments in fiscal 2000.

    Management believes that sufficient resources will be available to meet the Company's cash requirements through at least the next twelve months. The Company believes that it can adequately fund its cash needs for the foreseeable future through borrowings under the Amended Facility and cash generated from operations. Cash requirements for periods beyond the next twelve months depend on the Company's profitability, its ability to manage working capital requirements, and its rate of growth.

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

    The following table presents information about the Company's market sensitive financial instruments. The table illustrates the principle and notional amounts, as well as the date of maturity, actual and weighted average pay and receive rates for all significant financial and derivative financial instruments in effect as of September 30, 1999:



                           Expected Maturity Dates
                            (dollars in millions):           1999    2000    2001     2002     2003    2004      Thereafter
                    --------------------------------------   ----    ----    ----     ----     ----    ----      ----------
                    Debt:
                      Revolving credit facility, Base rate
                    option................................                                            $3.0
                     --Actual floating rate...............                                            9.250%
                      Revolving credit facility, Euro-rate
                    option................................                                            $40.0
                     --Actual floating rate...............                                            8.014%
                      Term Loan A Euro-rate option........          $15.0   $20.0    $25.0    $30.0   $35.0
                     --Actual floating rate...............          8.014%  8.014%   8.014%   8.014%  8.014%      8.014%
                      Term Loan B Euro-rate option........          $1.0    $1.0     $1.0     $1.0    $1.0        $95.0
                     --Actual floating rate...............          8.383%  8.383%   8.383%   8.383%  8.383%      8.383%
                      Convertible Subordinated Debentures.                                                        $20.0
                     --Actual fixed interest rate.........                                                        7.0%
                    Interest rate swap agreements:
                      National City Bank, notional amount.                                    $30.0
                     --Actual fixed interest rate pay rate                                    5.965%
                     --Actual variable interest rate
                       receive rate, (based on 3 month
                       LIBOR).............................                                    5.514%
                      Bank of America, notional amount....                                    $20.0
                     --Actual fixed interest rate pay rate                                    5.760%
                     --Actual variable interest rate
                       receive rate, (based on 3 month
                       LIBOR).............................                                    5.514%
                      Manufacturers and Traders Trust,
                      notional amount.....................                                    $10.0
                     --Actual fixed interest rate pay rate                                    5.925%
                     --Actual variable interest rate
                       receive rate, (based on 3 month
                       LIBOR).............................                                    5.514%
                      Harris Bank, notional amount........                                    $20.0
                     --Actual fixed interest rate pay rate                                    5.090%
                     --Actual variable interest rate
                       receive rate, (based on 3 month
                       LIBOR).............................                                    5.514%
                      SunTrust Bank, notional amount......                                    $10.0
                     --Actual fixed interest rate pay rate                                    5.105%
                     --Actual variable interest rate
                       receive rate, (based on 3 month
                       LIBOR).............................                                    5.514%
                      LaSalle Bank, notional amount.......                                    $10.0
                     --Actual fixed interest rate pay rate                                    5.095%
                     --Actual variable interest rate
                       receive rate, (based on 3 month
                       LIBOR).............................                                    5.514%
                      Bank of America, notional amount....                                    $10.0
                     --Actual fixed interest rate pay rate                                    5.120%
                     --Actual variable interest rate
                       receive rate, (based on 3 month
                       LIBOR).............................                                    5.514%
                      Harris Bank, notional amount........                                    $10.0
                     --Actual fixed interest rate pay rate                                    5.120%
                     --Actual variable interest rate
                       receive rate, (based on 3 month
                       LIBOR).............................                                    5.514%

                     Letters of credit:
                      Letter of credit, Base rate
                     option............................... $650
                      --Actual floating rate..............  N/A
                      Letter of credit, Base rate
                     option............................... $300
                      --Actual floating rate..............  N/A
                      Letter of credit, Base rate
                     option...............................          $450
                      --Actual floating rate..............           N/A
                      Letter of credit, Base rate
                     option...............................          $300
                      --Actual floating rate..............           N/A







Seasonality and Inflation

    Management believes that operating results may be subject to seasonality. In particular, the fourth quarter generally exhibits a slight tightening of customer spending habits commensurate with summer vacations, back-to-school needs and other factors. Conversely, the first quarter typically has a greater percentage of rentals because of traditional holiday shopping patterns. Management plans for these seasonal variances and takes particular advantage of the first quarter with product promotions, marketing campaigns, and employee incentives. Because many of the Company's expenses do not fluctuate with seasonal revenue changes, such revenue changes may cause fluctuations in the Company's quarterly earnings.

    During the year ended September 30, 1999, the cost of rental merchandise, store lease rental expense and salaries and wages have increased modestly. These increases have not had a significant effect on the Company's results of operations because the Company has been able to charge commensurately higher rental for its merchandise. This trend is expected to continue in the foreseeable future.

Recent Accounting Pronouncements

    In June 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted the provisions of this standard effective October 1, 1998 and has had no items of other comprehensive income.

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" effective for fiscal years beginning after December 15, 1997. This Statement requires that public business enterprises report certain information about operating segments in annual and interim financial statements. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. The Company has only one segment.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date SFAS No. 133-an Amendment of FASB Statement 133". This Statement delays the effective date for this standard until fiscal years beginning after June 15, 2000. The Company is currently evaluating the provisions of these statements.

     The Accounting Standards Executive Committee Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), issued in March 1998 and effective for fiscal years beginning after December 15, 1998 with earlier application permitted, provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Company adopted this statement for the year ended September 30, 1999 resulting in no significant effect in the Company's consolidated financial statements.

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

    Year 2000 Issues

    The Company utilizes management information systems and software technology that may be affected by Year 2000 issues throughout its operations. During fiscal 1998 the Company began to implement plans to ensure those systems continue to meet its internal and external requirements. All the Company's remote locations operate on an internally developed point of sale system. This system utilizes a peer to peer, Windows 95 local area network. Communications between remote locations and the corporate office are handled via e-mail through the internet. After completion of testing, the Company has determined that its point of sale system is Year 2000 compliant. As a result of the Company's growth, a decision was made to upgrade information systems at the corporate office. The installation and implementation of a Year 2000 compliant PeopleSoft software package was completed on January 1, 1999. This package encompasses all accounting functions, payroll, human resources and benefit administration requirements. The system operates in an n-tier environment on a Windows NT platform. The cost of all hardware, software, training and implementation was approximately $1.5 million, the majority of which was incurred in fiscal 1998. In addition to the PeopleSoft package, the Company has implemented a Year 2000 compliant J. Driscoll Package for cash management. This package will operate on the same platform as the PeopleSoft package.

    The Company has developed questionnaires and contacted key suppliers regarding their Year 2000 compliance to determine any impact on its operations. In general, the suppliers have developed or are in the process of developing plans to address Year 2000 issues. The Company will continue to monitor and evaluate the progress of its suppliers on this matter. The Company is also reviewing its non-information technology systems to determine the extent of any changes that may be necessary and believes that there will be minimal changes required for compliance.

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


                              CAUTIONARY STATEMENT

    This Report on Form 10-K and the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's Annual Report to Shareholders, any Report on Form 10-Q or Current Report on Form 8-K or any other written or oral statements made by or on behalf of the Company may include forward looking statements. Forward-looking statements represent the Company's expectations or beliefs concerning future events. Any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, (i) the ability of the Company to acquire additional rental-purchase stores on favorable terms, (ii) the ability of the Company to improve the performance of such acquired stores and to integrate such acquired stores into the Company's operations, (iii) the Company's ability to open new stores in favorable locations and to cause such stores to become profitable in a timely manner or at all, (iv) the Company's ability to improve the revenue performance and profitability of the Home Choice stores and the other stores acquired in fiscal 1999, (v) the impact of state and federal laws regulating or otherwise affecting the rental-purchase transaction, and (vi) unforeseen impacts arising from Year 2000 issues.

    Undue reliance should not be placed on any forward-looking statements made by or on behalf of the Company as such statements speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, the occurrence of future events or otherwise.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                     Page
                          Index to Financial Statements.........................................       21
                            Reports of Independent Accountants..................................       22
                            Financial Statements:
                             Consolidated Balance Sheets, September 30, 1999 and 1998...........       24
                             Consolidated Statements of Operations, Years Ended September 30,
                                 1999, 1998, 1997...............................................       25
                             Consolidated Statements of Shareholders' Equity, Years Ended
                                 September 30, 1999, 1998, 1997.................................       26
                             Consolidated Statements of Cash Flows, Years Ended September 30,
                                 1999, 1998, 1997...............................................       27
                             Notes to Consolidated  Financial Statements........................       28

                                 RENT-WAY, INC.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Rent-Way, Inc.:

     In our opinion, based on our audits and in 1997 the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Rent-Way, Inc. and its Subsidiaries at September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Alrenco, Inc. prior to its combination with RTO, Inc. on February 26, 1998, which 1997 statements reflect total revenues of 37% and net income of $3,586,000 for the year ended December 31, 1997. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion herein, insofar as it relates to amounts included for Alrenco, Inc., is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                                   PricewaterhouseCoopers LLP



Cleveland, Ohio
December 22, 1999

                                 RENT-WAY, INC.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To The Board of Directors and Shareholders of Rent-Way, Inc.:

     We have audited, prior to the restatement for the 1998 pooling of interests with RTO, Inc., the statements of operations, shareholders' equity, and cash flows of Alrenco, Inc. for the year ended December 31, 1997, which are not presented herein. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Alrenco, Inc. for the year ended December 31, 1997, in conformity with generally accepted accounting principles.




                                                            GRANT THORNTON LLP



Dallas, Texas
January 30, 1998



                                                     RENT-WAY, INC.
                                              CONSOLIDATED BALANCE SHEETS
                                               (all dollars in thousands)



                                                                                          September 30,
                                                                                  ------------------------------
                                                                                      1999              1998
                                                                                  ------------      ------------
             Assets
             Cash and cash equivalents.........................................   $      8,646      $      5,326
             Prepaid expenses..................................................          9,610             7,819
             Income tax receivable.............................................             --             2,972
             Rental merchandise, net...........................................        202,145           176,022
             Deferred income taxes.............................................             --             5,301
             Property and equipment, net.......................................         50,578            38,519
             Goodwill, net of accumulated amortization of $26,411 and $16,627,
              respectively.....................................................        305,900           225,354
             Deferred financing costs, net of accumulated amortization of $487
              and $571, respectively...........................................          3,688             1,575
             Non-compete agreements and prepaid consulting fees, net of
              accumulated amortization of $6,687 and $2,045, respectively......          5,494             6,950
             Other assets......................................................         11,333             8,993
                                                                                   -----------       -----------
                                                                                   $   597,394       $   478,831
                                                                                   ===========       ===========

             Liabilities and Shareholders' Equity
             Liabilities:
             Accounts payable..................................................   $      8,417      $     28,145
             Other liabilities.................................................         15,861            23,220
             Income taxes payable..............................................          2,316                --
             Deferred income taxes.............................................          5,218                --
             Debt..............................................................        288,130           179,603
                                                                                   -----------       -----------
                                                                                       319,942           230,968
             Commitments and contingencies (Note 9)...........................             --                --

             Shareholders' equity:
             Preferred stock, without par value; 1,000,000 shares authorized;
              no shares issued and outstanding at September 30, 1999 and 1998,
              respectively.........................................                         --                --

             Common  stock,  without par value;  50,000,000  shares  authorized;
              21,976,401 and 21,060,820 shares issued and outstanding at
              September 30, 1999 and 1998, respectively........................        256,755           241,749

             Retained earnings.................................................         20,697             6,114
                                                                                    ----------        ----------
               Total shareholders' equity......................................        277,452           247,863
                                                                                    ----------        ----------
                                                                                    $  597,394        $  478,831
                                                                                    ==========        ==========

                               The accompanying notes are an integral part of these financial statements.




                                                            RENT-WAY, INC.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (all dollars in thousands, except per share data)


                                                                                For the Years Ended September 30,
                                                                         --------------------------------------------
                                                                              1999            1998            1997
                                                                         --------------  --------------  ------------
                          Revenues:
                          Rental revenue..............................   $   427,093     $   377,918     $   277,261
                          Other revenue...............................        67,258          58,113          43,069
                                                                         -----------     -----------     -----------
                            Total revenues............................       494,351         436,031         320,330
                          Costs and operating expenses:
                          Depreciation and amortization:
                            Rental merchandise........................       123,511         108,367          80,165
                            Property and equipment....................         9,603           7,238           5,506
                            Amortization of goodwill..................         9,784          11,248          11,829
                          Salaries and wages..........................       128,525         120,296          89,510
                          Advertising.................................        23,352          23,613          17,872
                          Occupancy...................................        33,016          29,974          22,349
                          Name change expense.........................            86           1,770             743
                          Business combination costs..................        16,800          11,210             935
                          Signing bonus...............................            --              --             400
                          Other operating expenses....................       102,959         107,786          80,023
                                                                         -----------     -----------     -----------
                          Total costs and operating expenses..........       447,636         421,502         309,332
                                                                         -----------     -----------     -----------
                               Operating income.......................        46,715          14,529          10,998
                          Other income (expense):
                          Interest expense............................       (15,581)        (10,949)         (5,642)
                          Amortization--deferred financing costs......          (422)           (358)           (239)
                          Interest income.............................            29             251             219
                          Other income (expense), net.................          (405)           (540)          1,096
                                                                         -----------     -----------     -----------
                               Income before income taxes and
                                extraordinary item....................        30,336           2,933           6,432
                          Income tax expense (Notes 4 and 11).........        15,234           4,771           4,866
                                                                         -----------     -----------     -----------
                               Income (loss) before extraordinary item        15,102          (1,838)          1,566
                          Extraordinary item (Notes 1 and 7)..........          (519)             --            (269)
                                                                         -----------     -----------     -----------
                               Net income (loss)......................        14,583          (1,838)          1,297

                          Preferred stock gain on redemption (Note 10)            --              --             280
                                                                         -----------     -----------     -----------
                          Earnings (loss) applicable to common shares.   $    14,583     $    (1,838)    $     1,577
                                                                         ===========     ============    ===========
                          Earnings (loss)  per common share:
                          Basic earnings (loss) per share (adjusted to
                          give effect to preferred stock gain on
                          redemption):
                               Income (loss) before extraordinary item   $      0.71     $     (0.09)    $      0.11
                                                                         ===========     ============    ===========
                               Net income (loss)......................   $      0.68     $     (0.09)    $      0.09
                                                                         ===========     ============    ===========
                           Diluted earnings (loss) per share (adjusted
                           to give effect to preferred stock gain on
                           redemption):
                               Income (loss) before extraordinary item   $      0.68     $     (0.09)    $      0.11
                                                                         ===========     ============    ===========
                               Net income (loss)......................   $      0.66     $     (0.09)    $      0.09
                                                                         ===========     ============    ===========
                           Weighted average number of shares outstanding:
                               Basic..................................        21,341          20,283          16,653
                                                                         ===========     ===========     ===========
                               Diluted................................        23,345          20,283          16,653
                                                                         ===========     ===========     ===========

                                    The accompanying notes are an integral part of these financial statements.




                                                          RENT-WAY, INC.

                                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                     For the Years Ended September 30, 1999, 1998 and 1997
                                            (all dollars and shares in thousands)


                                                                  Common Stock                           Total
                                                             -----------------------      Retained    Shareholders'
                                                              Shares         Amount       Earnings       Equity
                                                             --------       --------     ----------  --------------

                 Balance at September 30, 1996.........        16,598     $  175,446     $    1,618   $   177,064
                   Net income..........................            --             --          1,297         1,297
                   Common stock returned to treasury
                      (Note 4).........................           (66)            --             --            --
                   Purchases of business (Note 4)......            --            107             --           107
                   Issuance of common stock under stock
                      option plans including tax benefit
                      (Note 13)........................           457          4,434             --         4,434
                   Issuance of common stock to 401(k)
                      Plan (Note 15)...................            22            272             --           272
                   Issuance of common stock............            29            690             --           690
                   Purchase and retirement of common
                      stock from dissenters............           (10)          (266)            --          (266)
                   Amortization of stock awards........            --            194             --           194
                   Distributions to S-Corporation
                    Shareholders.......................                                         (77)          (77)
                   Preferred stock (dividends)/gain on
                      redemption (Note 10).............            --            280            (30)          250
                                                          -----------   ------------     ----------  ------------
                 Balance at September 30, 1997.........        17,030        181,157          2,808       183,965
                                                          -----------   ------------     ----------  ------------
                   Net (loss)..........................            --             --         (1,838)       (1,838)
                   Home Choice net income for the three
                    months ended December 31, 1997 due to
                    merger and resulting change in fiscal
                    year-end (Note 1)..................            --             --          5,144         5,144
                   Public stock offering,
                    net of expenses (Note 3)...........         2,888         47,053             --        47,053
                   Conversion of convertible debt (Note
                    7).................................           704          7,000             --         7,000
                   Write-off deferred financing costs
                    on convertible debt (Note 7)........           --            (25)            --           (25)
                   Purchase of business (Note 4).......            16            425             --           425
                   Issuance of common stock to 401(k)
                    Plan (Note 15).....................            18            383             --           383
                   Issuance of common stock under stock
                     option plans including tax benefit
                     (Note 13).........................           404          4,768             --         4,768
                   Amortization of stock awards........            --            988             --           988
                                                          -----------   ------------   ------------  ------------
                 Balance at September 30, 1998.........        21,060        241,749          6,114       247,863
                                                          -----------   ------------   ------------  ------------
                   Net income..........................             --             --        14,583        14,583
                   Purchases of business (Note 4)......            503          9,938            --         9,938
                   Issuance of common stock to 401(k)
                      Plan (Note 15)...................             18            351            --           351
                   Issuance of common stock under stock
                      option plans including tax benefit
                      (Note 13)........................            395          4,717            --         4,717
                                                          ------------   ------------  ------------  ------------
                                                                21,976   $    256,755  $     20,697  $    277,452
                                                          ============   ============  ============  ============


                                 The accompanying notes are an integral part of these financial statements.




                                                  RENT-WAY, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (all dollars in thousands)



                                                                          For the Years Ended September 30,
                                                                   ---------------------------------------------
                                                                        1999           1998 (A)        1997 (A)
                                                                   -------------   -------------   -------------
                  Operating activities:
                  Net income (loss).............................   $      14,583   $      (1,838)  $       1,297
                  Adjustments to reconcile net income (loss) to
                    net cash provided by (used in) operating
                    activities:
                    Loss on sale of property and equipment......              --             989             229
                    Gain on sale of stores, net.................              --            (174)           (950)
                    Depreciation and amortization...............         143,320         127,211          97,739
                    Deferred income taxes.......................          10,748            (591)         (1,117)
                    Deferred financing costs write-off..........             865             682             324
                    Issuance of common stock to 401(k) plan.....              --             383             272
                  Changes in assets and liabilities:
                    Prepaid expenses............................          (1,585)         (1,875)            (42)
                    Rental merchandise..........................        (135,806)       (141,043)       (111,257)
                    Income tax receivable.......................           2,972             (43)             --
                    Other assets................................           1,950          (4,340)         (4,482)
                    Accounts payable............................         (18,072)          8,961          12,897
                    Income taxes payable........................           2,197          (2,266)         (2,102)
                    Other liabilities...........................         (10,195)          1,075            (837)
                                                                   -------------   -------------    ------------
                       Net cash provided by (used in) operating
                         activities.............................          10,977         (12,869)         (8,029)
                                                                   -------------   -------------    ------------
                  Investing activities:
                    Purchase of businesses, net of cash acquired         (69,985)       (113,561)        (76,579)
                    Purchases of property and equipment.........         (22,051)        (27,074)        (14,373)
                    Proceeds from the sale of property and
                       equipment................................              --              --           3,321
                    Dispositions of stores, net of cash sold....              --           3,032           3,032
                    Payments received on notes receivable.......              --             521           1,098
                    Other.......................................              --              --              (7)
                                                                   -------------   -------------    ------------
                       Net cash used in investing activities....         (92,036)       (137,082)        (83,508)
                                                                   -------------   -------------    ------------

                  Financing activities:
                    Book overdraft..............................          (2,994)          7,802              --
                    Proceeds from borrowings....................         575,264         287,590          99,328
                    Payments on borrowings......................        (489,559)       (197,148)        (41,108)
                    Deferred financing costs....................          (3,400)           (457)         (1,661)
                    Issuance of common stock....................           5,068          51,883           4,434
                    Preferred stock dividend....................              --              --             (30)
                    Preferred stock redemption..................              --              --            (841)
                    Purchase of common stock from dissenters....              --              --            (266)
                    Distributions to S corporation shareholders.              --              --             (77)
                                                                   -------------   -------------    ------------
                       Net cash provided by financing activities          84,379         149,670          59,779
                                                                   -------------   -------------    ------------
                       Increase (decrease) in cash and cash
                        equivalents.............................           3,320            (281)        (31,758)
                    Cash and cash equivalents at beginning
                        of year.................................           5,326           5,607          35,925
                                                                   -------------   -------------    ------------
                    Cash and cash equivalents at end of year....   $       8,646   $       5,326    $      4,167
                                                                   =============   =============    ============


                         (A) See Note 1 for cash flows information related to the three months ended December 31, 1997.


                                  The accompanying notes are an integral part of these financial statements.


                                 RENT-WAY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (all dollars in thousands, except per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Business and Organization--Rent-Way, Inc. (the "Company") is a corporation organized under the laws of the Commonwealth of Pennsylvania. The Company operates a chain of stores that rent durable household products such as home entertainment equipment, furniture, major appliances and jewelry to consumers on a weekly or monthly basis in forty-one states. The stores are primarily located in the Midwestern, Eastern and Southern regions of the United States.

    On January 1, 1999,  the  Company  formed  four  wholly-owned  subsidiaries:
Rent-Way TTIG, L.P., an Indiana limited partnership, Rent-Way of Tomorrow, Inc., Rent-Way of Michigan, Inc., and Rent-Way Developments, Inc., all Delaware corporations (collectively referred to herein as the "Company" or "Rent-Way").

    Basis of Presentation--The Company presents an unclassified balance sheet to conform to practice in the industry in which it operates.

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

    On December 10, 1998, Rent-Way completed a merger with Home Choice Holdings, Inc. ("Home Choice") (see Note 4). Prior to the merger, Home Choice's year end was December 31. As a result of the merger accounted for as a pooling of interests, Rent-Way's financial statements have been restated to retroactively combine Rent-Way with Home Choice as if the merger had occurred at the beginning of the earliest period presented. The consolidated statements of operations and cash flows for the year ended September 30, 1997 reflect the results of operations and cash flows of Rent-Way for the twelve months ended September 30, 1997 combined with Home Choice's for the twelve months ended December 31, 1997. As a result of Rent-Way and Home Choice having different fiscal years and the subsequent merger of Home Choice into Rent-Way, Home Choice's results of operations and cash flows for the three months ended December 31, 1997 have been included in both fiscal years 1998 and 1997 results and, therefore have been reflected as an adjustment to the Company's retained earnings at October 1, 1997. Home Choice had total revenues, costs and operating expenses and a net loss of $61,242, $67,915, and $5,144, respectively, for the three months ended December 31, 1997. Cash flows provided by (used in) operating activities, investing activities and financing activities were $(10,768), $(3,085), and $13,132, respectively, for the three months ended December 31, 1997.

    On February 26, 1998, RTO, Inc. ("RTO") completed a merger with Alrenco, Inc. ("Alrenco"), with Alrenco being the surviving corporation in the merger (see Note 4). Alrenco subsequently changed its name to Home Choice. As a result of the merger accounted for as a pooling of interests, Alrenco's financial statements were restated to retroactively combine Alrenco with RTO as if the merger had occurred at the beginning of the earliest period presented.

     These consolidated financial statements include the combination of Rent-Way and Home Choice, the purchase acquisitions and the pooling acquisitions (as described in Note 4) as required by Accounting Principles Board Opinion ("APB") No. 16.

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

    Rental Merchandise, Rental Revenue and Depreciation--Rental merchandise is rented to customers pursuant to rental agreements, which provide for either weekly or monthly rental payments collected in advance. Rental revenue is recognized as collected, since at the time of collection the rental merchandise has been placed in service and costs of installation and delivery have been incurred. This method of revenue recognition does not produce materially different results than if rental revenue was recognized over the weekly or monthly rental term. At the end of each rental period, the customer can renew the rental agreement.

    Merchandise rented to customers or available for rent is classified in the consolidated balance sheet as rental merchandise and is valued at cost on a specific identification method. Write-offs of rental merchandise arising from customers' failure to return merchandise and losses due to excessive wear and tear of merchandise are recognized using the direct write-off method, which is materially consistent with the results that would be recognized under the allowance method.

    The Company uses the units of activity depreciation method for all rental merchandise except computers. Under the units of activity method, rental merchandise is depreciated as revenue is collected. This rental merchandise is not depreciated during periods

                                 RENT-WAY, INC.

                (all dollars in thousands, except per share data)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued:

when it is not on rent and therefore not generating rental revenue. Computers, added to the Company's product line in June 1999, are depreciated on the straight-line basis over 15 months.

    Effective January 1, 1997, RTO and its new subsidiaries elected to depreciate all additions to rental merchandise acquired subsequent to December 31, 1996 using the units of activity method and make other conforming changes to the estimate of depreciation expense. These changes were made to more accurately match revenues and expenses. The impact of the changes on the results of operations for the year ended September 30, 1997 was to decrease net income by $400 or $0.02 per basic and diluted share.

    Other Revenue--Other revenue includes revenue from various services and charges to rental customers, including late fees, liability waiver fees, processing fees, and sales of used merchandise as well as revenue from prepaid phone services. Other revenue is recognized as collected. This method of revenue recognition does not produce materially different results than if other revenue was recognized when earned.

    Comprehensive Income--The Company has no items of other comprehensive income.

    Statement of Cash Flows Information--Cash and cash equivalents consist of cash on hand and on deposit and highly liquid investments with maturities of three months or less when purchased. Cash equivalents are stated at cost, which approximates market value. The Company maintains deposits with several financial institutions. Deposits in excess of $100 and mutual funds are not insured by the Federal Deposit Insurance Corporation.

    Supplemental disclosures of cash flow information for the years ended September 30, are as follows:


                                                                                      1999           1998            1997
                                                                                      ----           ----            ----
                Cash paid during the year for:
                   Interest..................................................... $  16,019        $ 10,240      $   5,044
                   Income taxes, net of refunds.................................       718           5,274          6,824

                 Noncash Investing activities:
                   Debt issued to seller in purchase business combinations

                   (Note 4)..................................................... $      --       $     --      $     7,100
                   Assets acquired by assumption of liabilities in purchase
                    business combinations (Note 4)..............................     6,272          19,744          18,131

                 Also,  in 1998 in  conjunction  with  the  asset  purchase  and exchange  agreement  with SKC the  Company exchanged  cash of $1,100 and five  stores  with  assets  having a net book value of approximately  $964 in exchange  for seven  stores  having fair value of $2,385 (Note 4).

                 Noncash financing activities:
                   Common stock issued in purchase business combinations
                    (Note 4).................................................... $   9,943       $     425       $      --
                   Options issued to seller in purchase business combination
                    (Note 4)........................................                    --              --             107
                   Settlement of notes payable with common stock (Notes 7
                    and 12).....................................................        --           7,000             690
                   Issuances of common stock under stock option plans (Note
                    13).........................................................     4,717           4,768           4,434
                   Issuances of common stock to 401(k) plans (Note 15)..........       351             383             272
                   Preferred stock gain on redemption (Note 10).................        --              --             280




    Property and Equipment and Related Depreciation and Amortization--Property and equipment are stated at cost. Additions and improvements that significantly extend the lives of depreciable assets are capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in the results of operations. The Company's corporate headquarters and other buildings are depreciated over periods ranging from 20 to 40 years on a straight-line basis. Depreciation of furniture and fixtures, signs and vehicles is provided over the estimated useful lives of the respective assets (three to five years) on a straight-line or an accelerated basis. Leasehold improvements are amortized over the shorter of the useful life of the asset or the term of the lease and renewal period, if applicable.

    The Company reviews the recoverability of the carrying value of goodwill and other long-term assets using an undiscounted cash flow method. At this time, the Company believes that no significant impairment of the long-lived assets has occurred and that no reduction of the estimated useful lives is warranted.

    Income Taxes--Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax and financial statement basis of assets and liabilities at year end using income tax rates under existing legislation expected to be in

                                 RENT-WAY, INC.

                (all dollars in thousands, except per share data)


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued:

effect at the date such temporary differences are expected to reverse. Deferred income taxes are adjusted for tax rate changes as they occur.

     Intangible Assets--Goodwill is stated at cost. Each acquisition is independently evaluated to determine the appropriate period for amortization of the resulting goodwill. Currently, amortization of goodwill is calculated on a straight line basis over periods ranging from ten to thirty years. Periodically, the Company will determine if there has been permanent impairment of goodwill by comparing anticipated undiscounted future net cash flows from operating activities of the acquired store locations with the carrying value of the related goodwill. At September 30, 1999 and 1998, the Company concluded that there was no impairment of goodwill. Deferred financing costs are stated at cost less amortization calculated on a straight-line basis over the term of the related debt agreements, which range from four to ten years. Non-compete agreements and prepaid consulting fees are stated at cost less amortization calculated on a straight-line basis over the term of the related agreements, which range from two to seven years. Customer contracts are stated at cost less amortization calculated on a straight-line basis over 18 months.

    Advertising   Expense--Advertising  costs,  net  of  co-op  recoveries  from vendors, are expensed the first time the advertising occurs.

    Advertising Rebates--The Company participates in vendor advertising rebate programs with the majority of its rental merchandise suppliers. Rebates are recognized in the period earned. On a quarterly basis, management calculates the amount of the rebate and either submits a request for payment or credits the balance due the respective vendor.

    Earnings (Loss) Per Common Share--Basic earnings (loss) per common share is computed using income available to common shareholders divided by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed using income available to common shareholders adjusted for anticipated interest savings, net of related taxes, for convertible subordinated notes and debentures and the weighted average number of shares outstanding is adjusted for the potential impact of options, warrants and convertible subordinated notes and debentures.

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

    Extraordinary Item--As a result of the refinancing of its senior credit facility in December 1998, the Company wrote off the remainder of deferred financing costs associated with its previous credit facilities, which totaled $865 ($519 net of tax benefit) at the time of refinancing.

    As a result of the refinancing of its senior credit facility in November 1996, the Company incurred an extraordinary charge, net of tax benefit, of $269. The extraordinary charge was composed of a $125 ($75 net of tax benefit) prepayment penalty for early retirement of debt and a $324 ($194 net of tax benefit) write-off of deferred finance costs associated with the refinanced debt (see Note 7).

    Stock-Based Compensation--The Company accounts for stock based compensation issued to its employees and non-employee directors in accordance with APB No. 25, "Accounting For Stock Issued to Employees" and has elected to adopt the "disclosure only" provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation".

    Reclassifications--Certain amounts in the September 30, 1997 and 1998 consolidated financial statements were reclassified to conform to the September 30, 1999, presentation.

2. NEW ACCOUNTING STANDARDS:

    In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income", effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted the provisions of this standard effective October 1, 1998 and has had no items of other comprehensive income.

                                 RENT-WAY, INC.

                (all dollars in thousands, except per share data)


2. NEW ACCOUNTING STANDARDS, Continued:

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" effective for fiscal years beginning after December 15, 1997. This statement requires that public business enterprises report certain information about operating segments in annual and interim financial statements. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. The Company has only one segment.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133-an Amendment of FASB Statement 133". This Statement delays the effective date for this standard until fiscal years beginning after June 15, 2000. The Company is currently evaluating the provisions of these statements.

     The Accounting Standards Executive Committee Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), issued in March 1998 and effective for fiscal years beginning after December 15, 1998 with earlier application permitted, provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Company adopted this statement for the year ended September 30, 1999 resulting in no significant effect in the Company's consolidated financial statements.

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

3. PUBLIC STOCK OFFERING:

     On December 2, 1997, the Company completed a public stock offering consisting of 2,500,000 shares of common stock offered by the Company and 87,250 shares of common stock offered by certain selling shareholders. In addition, on December 30, 1997, the underwriters exercised a 30 day option to purchase 388,088 shares of common stock to cover over-allotments. The shares were offered at a price of $17.25 per share. The Company received net proceeds (less underwriters discount and selling expenses) of $47,053 including the underwriters exercise of the over-allotment option. The Company used these proceeds to repay outstanding borrowings of $23,022 under the Company's credit agreement (see Note 7) and to fund the significant portion of the asset purchase of South Carolina Rentals, Inc., Paradise Valley Holdings, Inc. and L & B Rents, Inc. (collectively, "Ace Rentals") (see Note 4).

4. MERGERS, ACQUISITIONS AND DISPOSALS:

Pooling Acquisitions

     On December 10, 1998, the Company completed a merger with Home Choice Holdings, Inc. ("Home Choice"). The merger, as per the terms of the agreement, was recorded as a pooling of interests, in accordance with APB No. 16. Under the terms of the agreement the Company issued 0.588 shares of common stock for each outstanding share of Home Choice common stock. The merger increased the outstanding shares of the Company by approximately 10,025,000 shares. The corporate offices of the combined company are located in Erie, Pennsylvania. None of Home Choice's Board of Directors or executive officers retained a position with the combined company. Following the merger, Gerald A. Ryan remained as Chairman of the Board of the combined company, with William E. Morgenstern as President and Chief Executive Officer and Jeffrey A. Conway as Chief Financial Officer. In conjunction with the merger, certain costs were incurred which were recorded by the Company during the year ended September 30, 1999. These costs aggregated $16,800 and included (i) investment banker fees of $6,476, (ii) proxy preparation, printing and other professional fees of $1,341,
(iii) employee severance and stay-put arrangement costs of $4,516, (iv) due diligence and other costs of $874, (v) costs related to closing or disposing of duplicate corporate headquarters, equipment and stores in overlapping markets of $2,142 and (iv) write-off of prepaid assets which could not be used of $1,453. In addition, the Company identified a large number of rental merchandise items which failed to meet the accepted quality standards of the Company's operating procedures. Accordingly, the Company experienced an excessive amount of inventory deletions during the three month period ended December 31, 1998. The amount of excessive inventory write-offs included in other operating expenses in the Consolidated Statement of Operations for the

                                 RENT-WAY, INC.

                (all dollars in thousands, except per share data)


4. MERGERS, ACQUISITIONS AND DISPOSALS, Continued:

year ended September 30, 1999 was approximately $1,100. In conjunction with the merger, the Company entered into a new syndicated loan facility (see Note 7).

     On February 26, 1998, Home Choice (formerly Alrenco, Inc.) completed a merger with RTO, Inc. The merger, as per the terms of the agreement, was recorded as a pooling of interests, in accordance with APB No. 16. Under the terms of the agreement, Alrenco issued 0.898 shares of common stock for each outstanding share of RTO common stock. The merger increased the outstanding shares of Alrenco by approximately 12,280,000 shares. The corporate offices of the combined company were located in Mesquite, Texas. In accordance with the terms of the merger agreement, the incumbent directors of Alrenco, except Michael D. Walts, resigned and were replaced by George D. Johnson, Jr., Billy W. White, Sr., Edward W. Phifer, III, and John S. Rainey. Mr. Walts remained as director. Bill W. White, Sr., James G. Steckhart, and K. David Belt, Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer, respectively, of RTO continued in these roles for the combined company. George
D. Johnson, Jr., Chairman of RTO, was named Chairman of the combined company. In conjunction with the merger, certain costs were incurred which were recorded by the Company during the year ended September 30, 1998. These costs aggregated $11,210 and included (i) investment banker fees, proxy preparation, printing, and other professional fees, (ii) employee severance and other costs associated with relocating the corporate headquarters from Indiana to Texas, (iii) costs related to closing and merging stores in the same markets following the merger,
(iv) amortization expense of stock awards which vested fully upon the merger, and (v) costs associated with terminating certain leases. In addition, Home Choice initiated a program in 1997 to change the name of its stores to "HomeChoice Lease or Own" from the various trade names it acquired. In connection with this program, Home Choice incurred nonrecurring costs which included the write-off of the net carrying values of old signs and branded supplies and the expensing of new vehicles decals. The amount of these nonrecurring costs included in name change expense in the Consolidated Statement of Operations for the years ended September 30, 1999, 1998, and 1997 were approximately $86, $1,770, and $743, respectively.

    Alrenco merged with various other entities, which were consummated during 1997. Under the terms of each merger agreement, shares of common stock of each entity were multiplied by an exchange ratio and exchanged for shares of Alrenco's common stock. A summary of each merger follows:


                                                                                                   Shares of
                                                                                                   Company
                                        Pooling Acquisitions                   Date of Merger    Stock Issued
                                        --------------------                   --------------    ------------
                        ARTO, Inc. ("ARTO")................................   February 28, 1997        186,774
                        National TV Rental, Inc. ("National")..............   February 28, 1997        188,659
                        Seajay Group ("Seajay")............................   February 28, 1997        179,500
                        Showtyme Group ("Showtyme")........................   February 28, 1997        214,520
                        ABC Group ("ABC")..................................   March 11, 1997           170,611
                        Discount Centers of America, Inc. ("Discount").....   May 12, 1997              98,415
                        The Hut Co. ("Hut")................................   May 13, 1997              37,714



     The mergers, as per the terms of the merger agreements, were recorded as poolings of interests, in accordance with APB No. 16. In conjunction with the mergers, certain costs aggregating $935 were incurred by Alrenco during the year ended December 31, 1997.

     Separate unaudited results of the pooled entities prior to each date of the merger for the years ended 1999, 1998, and 1997 are as follows:



                                                                   Year ended September 30, 1999
                                                                   -----------------------------
                                                                          Extraordinary      Net Income
                                                              Revenues        Item             (Loss)
                                                              --------    -------------      ----------
                        Rent-Way October 1, 1998 to
                        November 30, 1998.................... $  37,171      $        --      $    2,231

                        Home Choice October 1, 1998 to
                         November 30, 1998...................    44,270               --            (230)
                        Rent-Way and Home Choice December 1,
                         1998 to September 30, 1999..........   412,910             (519)         12,582
                                                              ---------       ----------      ----------

                             Total........................... $ 494,351       $     (519)     $   14,583
                                                              =========       ==========      ==========


                                 RENT-WAY, INC.

                (all dollars in thousands, except per share data)


4. MERGERS, ACQUISITIONS AND DISPOSALS, Continued:




                                                                   Year ended September 30, 1998
                                                              -----------------------------------------
                                                                          Extraordinary      Net Income
                                                              Revenues         Item            (Loss)
                                                              --------    -------------      ----------
                        Rent-Way.........................   $  177,327    $          --      $   12,577
                        Home Choice......................      258,704               --         (14,415)
                                                            ----------    -------------      ----------
                             Total.......................   $  436,031    $          --      $   (1,838)
                                                            ==========    =============      ==========







                                                             Year ended September 30, 1997
                                                      -------------------------------------------
                                                                   Extraordinary       Net Income
                                                      Revenues          Item             (Loss)
                                                      --------     -------------       ----------

                        Rent-Way..............   $       88,446  $        (269)      $    5,416
                        Alrenco...............          103,005             --            3,586
                        RTO...................          123,739             --           (8,736)
                        ARTO..................              687             --               10
                        National..............              853             --              (74)
                        Seajay................            1,224             --              (34)
                        Showtyme..............              635             --               (3)
                        ABC...................              553             --              (77)
                        Discount..............              746             --              (45)
                        Hut...................              442             --               (6)
                        Conforming adjustments               --             --            1,261
                                                 --------------  -------------       ----------
                        Combined..............   $      320,330  $        (269)      $    1,298
                                                 ==============  =============       ==========

                        Conforming  adjustments relate to conforming  amortization  policies, net of the related tax benefit.


    Since certain of the business combinations accounted for as pooling-of-interests involved companies which were nontaxable enterprises prior to acquisition by Alrenco (e.g. S Corporations), unaudited pro forma income tax expense (benefit) has been presented below for the year ended September 30, 1997 for the nontaxable enterprises as if they had been a taxable enterprise. Deferred tax assets and liabilities for the tax effects of temporary differences for the nontaxable enterprises were established through an adjustment to income tax expense (benefit) during the period that the combinations were consummated (see Note 11):


                                                                                Unaudited Pro Forma
                                                                                    Information
                                                                             Year Ended September 30,
                                                                                       1997
                                                                            ----------------------------

                        Income before extraordinary item................... $             1,566
                        Pro forma income tax benefit.......................                (214)
                                                                             ------------------
                           Pro forma income before extraordinary item......               1,780
                        Extraordinary item.................................                (269)
                                                                            -------------------
                           Pro forma net income............................               1,511
                        Preferred stock gain on redemption.................                 280
                                                                            -------------------
                           Earnings applicable to common shares............ $             1,791
                                                                            ===================

                        Pro forma earnings per common share:
                        Basic and diluted earnings per share (adjusted to
                        give effect to preferred stock gain on
                        redemption):
                           Income before extraordinary item................ $              0.11
                                                                            ===================
                           Net income...................................... $              0.11
                                                                            ===================




Purchase Acquisitions

    On September 23, 1999, the Company acquired all of the outstanding shares of RentaVision, Inc. ("RentaVision"), a rental-purchase chain located in 16 states with annual revenues of approximately $75,000. The consideration paid in exchange for all the outstanding shares of RentaVision was $73,874 consisting of $68,774 in cash and 278,801 shares of the Company's common stock (unregistered shares subject to the provisions of Rule 144 of the Securities and Exchange
Act). Pursuant to the terms of the purchase agreement, 181,201 shares of common stock equivalent to $4,000 of the purchase price was placed in escrow subject to the terms and conditions of the escrow agreement to secure seller's representations and warranties and any purchase price adjustments. The acquisition was accounted for using the purchase method of accounting. RentaVision's assets and liabilities were recorded at their fair values as of the date of the acquisition. The purchase price is subject to adjustment pending completion of an audit of the closing date balance sheet and future rental revenue stream as defined in the purchase agreement. The final purchase price allocation is subject to refinement upon finalization of the purchase price and completion of a review of rental merchandise, property and equipment, intangibles and certain accrued liabilities. The excess of the acquisition cost over the estimated fair value of the net assets acquired ("goodwill") of $83,712 is being amortized on a straight-line basis over 30 years. The total cost of the net assets acquired was

                                 RENT-WAY, INC.

                (all dollars in thousands, except per share data)


4. MERGERS, ACQUISITIONS AND DISPOSALS, Continued:

$73,874 and consisted of assets of $99,260 less liabilities assumed of $25,168 and acquisition costs of $218. Assets acquired (at fair value) other than goodwill consisted primarily of rental merchandise of $12,267, non-compete agreement of $1,000, customer contracts of $1,200, cash of $725, and other assets of $356. Liabilities assumed (at fair value) consisted primarily of debt of $21,527, accrued liabilities of $2,684, and trade accounts payable of $958. The Consolidated Statement of Operations for the year ended September 30, 1999 includes the results of operations of RentaVision since the date of acquisition.

    On June 30, 1999, the Company acquired all the outstanding shares of America's Rent-To-Own Center, Inc., ("America's Rent-To-Own"). At the time of the acquisition, America's Rent-To-Own operated a chain of 21 rental-purchase stores located in Arkansas, Kansas, Missouri, and Oklahoma with annual revenues of approximately $8,000. The consideration paid in exchange for all the outstanding shares of America's Rent-To-Own consisted of 231,140 shares of the Company's common stock (unregistered shares subject to the provisions of Rule 144 of the Securities and Exchange Act). Pursuant to the terms of the purchase agreement approximately $800 or 32,454 shares of the Company's common stock were placed in escrow subject to the terms and conditions of the escrow agreement to secure seller's representations and warranties and any purchase price adjustments. As of September 30, 1999, the Company had not released any funds from the escrow account due to final settlement of the purchase price. The acquisition was accounted for using the purchase method of accounting. America's Rent-To-Own assets and liabilities were recorded at their fair value at the date of the acquisition. The excess of the acquisition cost over the fair value of net assets acquired, ("goodwill") of $4,805 is being amortized on a straight line basis over 30 years. The total cost of the net assets acquired was $4,838 and consisted of assets of $7,231 less liabilities assumed of $2,149 and acquisition costs of $244. Assets acquired, other than goodwill (at fair value) consisted of rental merchandise of $1,269, receivables of $632, prepaid and other assets of $65, a deferred tax asset of $400, and a non-compete agreement of $60. Liabilities assumed (at fair value) consisted of debt of $1,295, accrued liabilities of $474 and trade accounts payables of $380. The Company is in the process of finalizing the purchase price allocation. The Consolidated Statement of Operations for the year ended September 30, 1999 includes the results of operations of America's Rent-To-Own since the date of acquisition.

    In March, April, May, and August 1999, the Company purchased the rental merchandise and rental-purchase contracts of six rental-purchase stores located in Pennsylvania, North Carolina, Indiana, and Texas, respectively, with combined annual revenues of approximately $1,550. The Company paid cash in exchange for the assets and each acquisition was accounted for using the purchase method of accounting. The acquired assets were recorded at their estimated fair values at the date of acquisition. The excess of the acquisition cost over the fair value of net assets acquired, ("goodwill") of $602 is being amortized on a straight line basis over 20 years. The total cost of the net assets acquired was $602. The Consolidated Statement of Operations for the year ended September 30, 1999 includes the results of operations for these stores from the date of acquisition.

    On September 10, 1998, the Company purchased the rental merchandise and rental contracts of Cari Rentals, Inc. ("Cari"), a privately owned chain of 23 rental purchase stores located in Iowa, Missouri, Nebraska and South Dakota, with annual revenues of approximately $7,700 in exchange for consideration of $7,325 consisting of 15,620 shares of the Company's common stock (unregistered shares subject to the provisions of Rule 144 of the Securities and Exchange Act) and $6,900 in cash. Pursuant to the terms of the acquisition, $500 of the purchase price was placed in escrow subject to the terms and conditions of the escrow agreement. Pursuant to the terms of the escrow agreement, the balance of the purchase price was released to the sellers. The acquisition was accounted for using the purchase method of accounting. Cari's assets were recorded at their fair values as of the date of the acquisition. The excess of the acquisition cost over the fair value of net assets acquired, ("goodwill") of $6,110 is being amortized on a straight-line basis over 30 years. The total cost of the net assets acquired was $7,325 and consisted of assets of $7,560 less acquisition costs of $235. Assets acquired (at fair value) other than goodwill consisted primarily of rental merchandise of $1,400 and a non-compete agreement of $50. The Consolidated Statements of Operations for the years ended September 30, 1999 and 1998 include the results of operations of Cari since the date of the acquisition.

    On July 21, 1998, the Company acquired all the outstanding shares of Fast Rentals, Inc. ("Fast Rentals"), a privately owned chain of eight rental purchase stores located in Alabama and Georgia with annual revenues of approximately $3,600 in exchange for consideration of $2,047 in cash. Pursuant to the terms of the acquisition, $200 of the purchase price was placed in escrow, subject to the terms of the escrow agreement to satisfy sellers' representations and warranties and any purchase price adjustments. Pursuant to the terms of the escrow agreement, the balance of the purchase price was released to the sellers. The acquisition was accounted for using the purchase method of accounting. Fast Rentals' assets and liabilities were recorded at their fair values as of the date of the acquisition. The excess of the acquisition cost over the fair value of net assets acquired, ("goodwill") of $2,321 is being amortized over 30 years on a straight-line basis. The total cost of the net assets acquired was $2,047 and consisted of assets of $3,061 less liabilities assumed of $858 and acquisition costs of $156. Assets acquired (at fair value) other than goodwill consisted primarily of rental merchandise of $620, prepaid expenses of $33, other assets of $12 and a non-compete agreement of $75. Liabilities assumed (at

                                 RENT-WAY, INC.

                (all dollars in thousands, except per share data)


4. MERGERS, ACQUISITIONS AND DISPOSALS, Continued:

fair value) consisted primarily of trade payables of $29, accrued liabilities of $43 and debt of $786. The Consolidated Statements of Operations for the years ended September 30, 1999 and 1998 include the results of operations of Fast Rentals since the date of the acquisition.

    On February 5, 1998, the Company acquired all the outstanding shares of Champion Rentals, Inc. ("Champion"). At the time of the acquisition, Champion operated a chain of 145 rental-purchase stores located in Alabama, Arkansas, Florida, Georgia, Kentucky, Louisiana, North Carolina, Ohio, South Carolina, Tennessee and Virginia with annual revenues of approximately $75,000. The consideration paid in exchange for all the outstanding shares of Champion was $69,050 in cash. Pursuant to terms of the purchase agreement $2,500 of the purchase price was placed in escrow subject to the terms of the escrow agreement to satisfy sellers'representations and warranties and any purchase price adjustments. Per the terms of the escrow agreement, $1,500 of the escrowed amount was released in September 1998, following the completion of an audit of Champion's closing date financial statements. As a result of this audit, $900 of the released amount was given to the sellers with the balance being returned to the Company. The balance of $1,000 was released February 5, 1999 per the terms of the escrow agreement. The sellers received $800 of this amount and the balance was returned to the Company. The acquisition was accounted for using the purchase method of accounting. Champion's assets and liabilities were recorded at their fair values at the date of the acquisition. The excess of the acquisition cost over the fair value of net assets acquired, ("goodwill") of $67,550 is being amortized on a straight-line basis over 30 years. The total costs of net assets acquired was $69,050 and consisted of assets of $91,030 less liabilities assumed of $18,408 and acquisition costs of $3,572. The acquisition of Champion was funded with borrowings drawn on the Company's existing senior credit facility. Assets acquired (at fair value), other than goodwill consisted primarily of rental merchandise of $18,134, property and equipment of $159, other assets of $3,219, prepaid expenses of $508, non-compete agreement of $1,000 and customer contracts of $460. Liabilities assumed (at fair value) consisted primarily of trade payables of $3,925, accrued liabilities of $2,356 and debt of $12,127. The Consolidated Statements of Operations for the years ended September 30, 1999 and 1998 include the results of operations of Champion since the date of the acquisition.

    On January 7, 1998, the Company completed the asset purchase of South Carolina Rentals, Inc., Paradise Valley Holdings, Inc., and L & B Rents, Inc., (collectively, "Ace Rentals"), assuming effective control of the results of operations as of January 1, 1998. At the time of the acquisition, Ace Rentals operated a chain of 50 rental-purchase stores located in California and South Carolina with annual revenues of approximately $22,000. The consideration paid in exchange for the assets of Ace Rentals was $25,348 in cash. Pursuant to the terms of the purchase agreement, $750 of the purchase price was placed in escrow, subject to the terms of the escrow agreement to satisfy seller's representations and warranties and any purchase price adjustments. In May 1998, $375 of the $750 escrow was released in accordance with the terms and conditions of the escrow agreement. As of September 30, 1999, the remaining balance is still held in escrow. The acquisition was accounted for using the purchase method of accounting. Ace Rentals' assets and certain liabilities were recorded at their fair values at the date of the acquisition. The excess of the acquisition cost over the fair value of net assets acquired, ("goodwill") of $21,495 is being amortized on a straight-line basis over 30 years. The total costs of net assets acquired was $25,348 and consisted of assets of $26,767 less a liability assumed of $478 and acquisition costs of $941. The acquisition of Ace Rentals was primarily funded with proceeds received in connection with the Company's public stock offering (see Note 3) with the balance being drawn on the Company's existing senior credit facility. Assets acquired (at fair value) other than goodwill consisted primarily of rental merchandise of $4,383, property and equipment of $249, non-compete agreement of $500 and $140 in customer contracts. The liability assumed (at fair value) was $478 of vehicle related debt. The Consolidated Statements of Operations for the years ended September 30, 1999 and 1998 include the results of operations of Ace Rentals since January 1, 1998.

     During calendar year 1998, the Company also purchased from six separate entities the rental merchandise and contracts of 17 rental-purchase stores located in Arizona, Florida, Texas, and Washington. The Company paid cash in exchange for the assets and each acquisition was recorded using the purchase method of accounting. The acquired assets were recorded at their fair values at the date of the acquisition. The excess of the acquisition cost over the fair value of net assets acquired, ("goodwill") of $3,052 is being amortized on a straight-line basis over 30 years. The total cost of net assets acquired was $4,903. The Consolidated Statements of Operations for the years ended September 30, 1999 and 1998 include the results of operations for these stores from the date of acquisition.

    On January 24, 1997, the Company signed a definitive purchase agreement to acquire all the outstanding shares of Perry Electronics, Inc. d/b/a Rental King ("Rental King"). On February 6, 1997, the Company consummated the transaction and acquired all the outstanding shares of Rental King, assuming effective control of the results of operations as of February 1, 1997. At the time of acquisition, Rental King operated a chain of seventy rental-purchase stores in Colorado, Florida, Indiana, Kentucky, Michigan, Ohio and West Virginia with annual revenues of approximately $24,000. The consideration paid in exchange for all the outstanding shares of Rental King was $17,285 in cash. Pursuant to the terms of the purchase agreement, $2,000 of the purchase price was placed in

                                 RENT-WAY, INC.

                (all dollars in thousands, except per share data)


4. MERGERS, ACQUISITIONS AND DISPOSALS, Continued:

escrow, subject to the terms of the escrow agreement to satisfy seller's representations and warranties and any purchase price adjustments. In June 1997, the full amount of the escrow account was released. The acquisition was accounted for using the purchase method of accounting. Rental King's assets and liabilities were recorded at their fair values at the time of the acquisition. The excess of the acquisition cost over the fair value of net assets acquired, ("goodwill") of $17,312 is being amortized on a straight-line basis over 20 years. The total costs of the net assets acquired was $17,285 and consisted of assets of $25,290 less liabilities assumed of $6,337 and acquisition costs of $1,668. The acquisition of Rental King was primarily funded by the net proceeds received on a private placement of $20,000 in subordinated convertible debentures (see Note 7). The balance of the cash paid on closing was drawn upon the Company's existing line of credit. Assets acquired (at fair value) other than goodwill consisted primarily of rental merchandise of $6,386, property and equipment of $745, other assets of $347 and non-compete agreements of $500. Liabilities assumed (at fair value) consisted primarily of trade payables of $489, accrued liabilities of $2,085, bank debt of $2,939 and notes payable of $824. The Consolidated Statements of Operations for the years ended September 30, 1999, 1998 and 1997 include the results of operations of Rental King since the date of the acquisition.

    On January 2, 1997, the Company acquired all the outstanding shares of Bill Coleman TV, Inc., ("Coleman"), a privately owned chain of fifteen rental-purchase stores operating in Michigan with annual revenues of approximately $8,000, in exchange for consideration consisting of $2,680 in cash and an option to purchase 25,000 shares of the Company's common stock at an exercise price of $8.875 per share with a fair market value of $108. The 25,000 stock options are 100% exercisable and expire five years from the date of the grant. The acquisition was accounted for using the purchase method of accounting. Coleman's assets and liabilities were recorded at their fair values as of the acquisition date. The excess of the acquisition cost over the fair value of net assets acquired, ("goodwill") of $3,797 is being amortized on a straight-line basis over 20 years. The total cost of the net assets acquired was $2,788 ($2,680 in cash and $108 in stock options) and consisted of assets of $7,992 less liabilities assumed of $4,549 and acquisition costs of $655. Assets acquired (at fair value) other than goodwill, consisted primarily of rental merchandise of $2,401, property and equipment of $42, a note receivable of $506, a non-compete agreement of $300 and other assets of $946. Liabilities assumed (at fair value) consisted primarily of trade accounts payable of $1,838, debt of $2,474 and note payable of $237. The Consolidated Statements of Operations for the years ended September 30, 1999, 1998 and 1997 include the operations of Coleman since the date of the acquisition.

    In July and September 1997, the Company purchased the rental merchandise and rental-purchase contracts of seven rental-purchase stores located in
Pennsylvania, Maryland, and Virginia, with combined annual revenues of approximately $4,300. The Company paid cash in exchange for the assets and each acquisition was recorded using the purchase method of accounting. The acquired assets were recorded at their fair values at the date of acquisition. The excess of the acquisition cost over the fair value of net assets acquired, ("goodwill") of $2,748 is being amortized on a straight-line basis over 20 years. The total cost of the net assets acquired was $3,810 and consisted primarily of assets of $3,978 less acquisition costs of $168. The Consolidated Statements of Operations for the years ended September 30, 1999, 1998 and 1997 include the operating results for these stores since the respective dates of acquisition.

    On January 2, 1997, the Company completed the acquisition of 28 stores located in 4 states from Fastway Rentals, Inc. for an aggregate purchase price of $11,900. The Company purchased the assets of 27 rent-to-own stores from B&L Concepts, Inc. ("B+L") on January 6, 1997 for total consideration of approximately $13,800 consisting of cash of approximately $10,800 and a $3,000 convertible note. Additionally, during 1997, the Company acquired 60 stores in 8 unrelated transactions for an aggregate purchase price of approximately $32,000 consisting of cash of $27,900 and notes totaling $4,100. Each acquisition was recorded using the purchase method of accounting. The acquired assets and liabilities were recorded at their fair values at the date of the acquisition. The excess of the acquisition cost over the fair value of net assets acquired, ("goodwill") of $44,515 is being amortized on a straight-line basis over 20 years. The total cost of net assets acquired was $57,729 and consisted of assets of $64,974 less liabilities assumed of $7,245. Assets acquired (at fair value) other than goodwill consisted primarily of rental merchandise of $17,211, property and equipment of $2,359, and other assets of $890. Liabilities assumed (at fair value) consisted primarily of trade payables of $1,755, notes payable of $5,152, and income taxes payable of $338. The Consolidated Statements of Operations for the years ended September 30, 1999, 1998, and 1997 include the results of operations for these stores from the date of acquisition.

    The following are unaudited pro forma results of operations for the years ended September 30, 1999 and 1998 assuming the acquisitions of Ace Rentals,
Champion, and RentaVision had occurred on October 1, 1998 and 1997, respectively. The unaudited pro forma information does not include the results of operations of the Fast Rentals Acquisition in July 1998, the Cari acquisition in September 1998, and the America's Rent-To-Own acquisition in June 1999, which were not significant. The results are not necessarily indicative of future operations or what would have occurred had the acquisitions been consummated as of October 1, 1998 and 1997.

                                 RENT-WAY, INC.

                (all dollars in thousands, except per share data)


4. MERGERS, ACQUISITIONS AND DISPOSALS, Continued:




                                                                                    Unaudited Pro Forma
                                                                                        Information
                                                                                 Years Ended September 30,
                                                                              -----------------------------
                                                                                   1999           1998
                                                                              -------------- --------------
                        Total revenues.....................................   $    569,905   $      527,613

                        Net income (loss)..................................   $     14,631   $         (152)

                        Diluted earnings (loss) per common share:
                             Income (loss) before extraordinary item.......   $       0.68   $        (0.01)
                                                                              ============   ==============
                             Net income (loss).............................   $       0.66   $        (0.01)
                                                                              ============   ==============

Disposals

    On September 30, 1998, the Company entered into an asset purchase and exchange agreement with SKC Enterprises, Inc. ("SKC") whereby the Company exchanged five stores and approximately $1,100 in cash for seven SKC stores. The Company recognized a gain of approximately $300 as a result of the transaction with SKC. The following table summarizes the book value of the assets disposed of and the fair value of the assets purchased from SKC:



                                  Book Value of Assets Sold to SKC
                                  --------------------------------
                        Rental merchandise......................  $    837
                        Property and equipment..................       127
                                                                  --------
                                                                  $    964
                                                                  ========





                               Fair Value of Assets Purchased from SKC
                               ---------------------------------------
                        Rental merchandise......................  $  1,147
                        Property and equipment..................        91
                        Intangible assets.......................     1,142
                        Other assets............................         5
                                                                  --------
                                                                  $  2,385
                                                                  ========




    During 1997, the Company sold eight stores for $3,032. In connection with the transaction, the Company sold assets with a net book value of $2,082, received cash of $3,032, and recorded a gain of $950.



5. RENTAL MERCHANDISE AND PROPERTY AND EQUIPMENT:

    Cost and accumulated depreciation of rental merchandise consists of the following:



                                                                                      September 30,
                                                                              -----------------------------
                                                                                   1999           1998
                                                                              --------------  -------------
                        Cost..............................................    $    313,304    $     268,509
                        Less accumulated depreciation.....................         111,159           92,487
                                                                              ------------    -------------
                                                                              $    202,145    $     176,022
                                                                              ============    =============



    The Company uses a direct-ship policy from their vendors to the stores. As a result, the Company has eliminated the need for internal warehousing and distribution. The Company has acquired various entities, including Home Choice and RentaVision, that used internal warehousing and distribution. The Company has eliminated these warehouses and has applied direct-ship policies to these stores. This policy has minimized the amount of rental merchandise not on rent. On-rent and held for rent levels of net rental merchandise consists of the following:


                                                                                      September 30,
                                                                              ----------------------------
                                                                                   1999           1998
                                                                              -----------     ------------
                        On-rent merchandise...............................    $   226,825     $    185,372
                        Held for rent merchandise.........................         86,479           83,137
                                                                              -----------     ------------
                                                                              $   313,304     $    268,509
                                                                              ===========     ============


     The Company uses the direct  write-off method in accounting for losses (see
Note 1). These losses are recorded in other operating expenses and were incurred as follows:


                                                                                         Years ended September 30,
                                                                              -------------------------------------------
                                                                                  1999             1998           1997
                                                                              -----------     ------------   ------------
                        Lost merchandise..................................    $     2,048     $      1,380   $        393
                        Stolen merchandise................................         12,077           12,071         10,338
                        Discarded merchandise.............................          3,381            1,541          1,055
                                                                              -----------     ------------   ------------
                                                                              $    17,506     $     14,992   $     11,786
                                                                              ===========     ============   ============

                                 RENT-WAY, INC.

                (all dollars in thousands, except per share data)


5. RENTAL MERCHANDISE AND PROPERTY AND EQUIPMENT, Continued:

    Property and equipment consists of the following:


                                                                                      September 30,
                                                                              ----------------------------
                                                                                  1999            1998
                                                                              -----------     ------------
                          Signs...........................................    $     7,405     $      5,431
                          Transportation equipment........................          4,551            3,201
                          Furniture and fixtures..........................         25,341           17,626
                          Leasehold improvements..........................         27,189           19,825
                          Buildings.......................................          3,968            4,167
                          Construction in progress........................            351               --
                          Land............................................          2,307            2,423
                                                                              -----------     ------------
                                                                                   71,112           52,673
                        Less accumulated depreciation and amortization....         20,534           14,154
                                                                              -----------     ------------
                                                                              $    50,578     $     38,519
                                                                              ===========     ============

6. OTHER LIABILITIES:

    Other liabilities consist of the following:


                                                                                      September 30,
                                                                              ---------------------------
                                                                                   1999           1998
                                                                              -----------     -----------
                        Accrued salaries, wages and payroll taxes.........    $     4,205     $     4,810
                        Accrued property taxes............................          1,536           2,680
                        Sales taxes payable...............................          2,952           2,772
                        Accrued interest..................................            639           1,077
                        Accrued bonuses...................................            344             190
                        Other.............................................          6,185          11,691
                                                                              -----------     -----------
                                                                              $    15,861     $    23,220
                                                                              ===========     ===========


7. DEBT:

    Debt consists of the following:



                                                                                      September 30,
                                                                              ---------------------------
                                                                                  1999            1998
                                                                              -----------     -----------
                        Senior Credit Facility............................    $   268,000     $   157,064
                        Convertible Subordinated Debentures...............         20,000          20,000
                        Notes Payable.....................................            130           2,539
                                                                              -----------     -----------
                                                                              $   288,130     $   179,603
                                                                              ===========     ===========


     On September 23, 1999, the Company amended its existing collateralized term loan and revolving credit facility ("Senior Credit Facility") with a syndicate of banks led by National City Bank of Pennsylvania (the "Amended Facility"). The Amended Facility, co-led by National City Bank, acting as administrative agent, Bank of America, N.A., acting as documentation agent, and Bank of Montreal and Harris Trust and Savings Bank, acting as syndication agents, provides for loans and letters of credit of up to $325,000 (revolving notes and letters of credit $100,000, Term Loans A $125,000 and Term Loans B $100,000). The syndicate members and their ratable share of the Amended Facility are:


                                   National City Bank of Pennsylvania.............      10.7692%
                                   National City Bank, Cleveland..................      15.3846%
                                   Bank of America, N.A...........................      10.7692%
                                   Harris Trust and Savings Bank..................      10.7692%
                                   Bank of Montreal...............................      15.3846%
                                   Firstar Bank, National Association.............       7.6923%
                                   LaSalle Bank, National Association.............       6.9231%
                                   Sun Trust Bank, Central Florida, National
                                   Association....................................       6.1538%
                                   Manufacturers and Traders Trust Company........       6.1538%
                                   PNC Bank, National Association.................       5.3846%
                                   Bank Austria, Creitanstalt Corporate Finance,
                                   Inc............................................       4.6154%

    Under the Amended Facility, the Company may borrow funds under a base rate option plan or euro-rate option plan. Under the base rate option plan, the Company may borrow funds based on a spread of prime rate plus 0.0% to 1.5% (prime rate at September 30, 1999 of 8.25%). The actual spread is determined based on the ratio of debt to cash flows from operations during the period. Under the euro-rate option, the Company may borrow funds based on a spread of the London Interbank Offer Rate, ("LIBOR") plus 150 to 300 basis points (LIBOR at September 30, 1999 of 5.514%). The actual spread is determined based on the ratio of debt to cash flow generated from operations during the period. Borrowings under the euro-rate option require the Company to select a fixed interest period during which the euro-rate is applicable with the borrowed amount not to be repaid prior to the last day of the selected interest period. In addition, borrowing tranches under the euro-rate option must be in multiples of $1,000. Commitment fees associated with

                                 RENT-WAY, INC.

                (all dollars in thousands, except per share data)

7. DEBT, Continued:

the Amended Facility are equal to 0.375% for each banks' commitment starting with this facility. Borrowings under the base-rate option are at the Prime interest rate plus 50 basis points. These borrowings may be repaid at any time.

    As of September 30, 1999, the Company's debt under both the euro-rate option and base-rate option plans were as follows:



                              Borrowing option plan                  Amount         Rate      Expiration Date
                              ---------------------                  ------         ----      ---------------
                Euro-rate tranche..............................    $ 125,000       8.01375%      12/31/99
                Euro-rate tranche..............................      100,000       8.38250%      10/25/99
                Euro-rate tranche..............................       40,000       8.01375%      12/31/99
                Base-rate......................................        3,000       9.25000%      09/30/04
                                                                   ---------
                                                                   $ 268,000
                                                                   =========


    The principal amount of the Term Notes A under the Amended Facility (with maximum borrowings of $125,000 outstanding at September 30, 1999) shall be payable in quarterly payments due on the last day of each December, March, June, and September, beginning with the quarter ending December 31, 1999, and as follows:




          Quarter (s) Ending on Following                   Amount of Quarterly Payment of
          -------------------------------                   -----------------------------------
          Date or In The Following Period                   Principal Due on Each Payment Date
          -------------------------------                   -----------------------------------
                         12-31-99 through 9-30-00.........          $      3,750
                         12-31-00 through 9-30-01.........                 5,000
                         12-31-01 through 9-30-02.........                 6,250
                         12-31-02 through 9-30-03.........                 7,500
                         12-31-03 through 9-30-04.........                 8,750


     The principal amount of each of the Term Notes B under the Amended Facility (with maximum borrowings of $100,000 outstanding at September 30, 1999) shall be payable in quarterly payments each in the amount of $250 due on the last day of each December, March, June, and September, beginning with the quarter ending December 31, 1999, and continuing through and including September 30, 2004, followed by two annual payments on September 30, 2005 and September 30, 2006, each in the amount of $47,500.

    At September 30, 1999, the Company had $43,000 principal amount of the revolving credit facility outstanding under the Amended Facility and $1,700 in letters of credit outstanding (see Note 9). At September 30, 1999 there was $55,300 of unused revolving notes and letters of credit available under the Amended Facility.

    The Amended Facility requires the Company to meet certain financial covenants and ratios including maximum leverage, minimum interest coverage, minimum tangible net worth, fixed charge coverage, and rental merchandise usage ratios. In addition, the Company must meet requirements regarding monthly, quarterly, and annual financial reporting. The Amended Facility also contains non-financial covenants, which restrict actions of the Company with respect to the payment of dividends, acquisitions, mergers, disposition of assets or subsidiaries, issuance of capital stock, and capital expenditures. The Company may at any time repay outstanding borrowings, in whole or part, without premium or penalty, except with respect to restrictions identified with the selection of the euro-rate option.

     The Senior Credit Facility (the "Prior Facility") prior to the Amended Facility was with a syndicate of banks led by National City Bank of Pennsylvania, NationsBank, N.A., and Harris Trust and Savings Bank and was signed on December 10, 1998. On March 10, 1999, the Company made two Credit Agreement Joinders (the "Joinders") to the Prior Facility. The Joinders were made by PNC Bank, National Association and Bank Austria Creditanstalt Corporate Finance, Inc. (the "New Banks"). Each of the New Banks agreed to make a revolving credit commitment in the amount of $3,889 and a term loan commitment in the amount of $4,861. The Joinders increased the term loans available under the Prior Facility to $125,000 and the revolving loans and letters of credit available under the Prior Facility to $100,000. Following the Joinders, the syndicate members and their ratable share of the Prior Facility were as follows:


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


                                 RENT-WAY, INC.

                (all dollars in thousands, except per share data)


7. DEBT, Continued:

     On January 1, 1999, the Company amended the Prior Facility to add Rent-Way of TTIG, L.P., an Indiana limited partnership, as a co-borrower. The amendment also caused Rent-Way of Tomorrow, Inc., Rent-Way of Michigan, Inc., and Rent-Way Developments, Inc., new subsidiaries of the Company incorporated in Delaware, to become guarantors of the Prior Facility.

     The Prior Facility required the Company to comply with certain covenants, including financial covenants. These covenants generally restricted the Company from incurring additional indebtedness, granting additional liens on its assets, making dividends or distributions, disposing of assets other than in the ordinary course, issuing additional stock, making additional acquisitions or making capital expenditures, in each case subject to certain exceptions. Under the Prior Facility, the Company was restricted from incurring additional indebtedness except additional purchase money indebtedness not exceeding $100, subordinated intercompany indebtedness, indebtedness incurred in connection with certain acquisitions permitted under the Facility, certain capitalized leases or purchases of fixed assets with payments that do not exceed $10,000 in the aggregate in any fiscal year, and any other lease, which is not a capitalized lease, or the rental of any real or personal property of another entity with payments that do not (other than for leases of retail store sites and motor vehicles) exceed $250 in the aggregate in any fiscal year. The Company was also required to comply with certain financial covenants including maximum leverage, minimum interest coverage, minimum net worth, and minimum fixed charge coverage ratios.

     As a result of entering into the Prior Facility, the Company wrote off the remaining balance of deferred financing costs associated with Rent-Way's and Home Choice's previous credit facilities. The amount of deferred finance costs, $865 ($519 net of 40% tax) is shown as an extraordinary item on the Company's Consolidated Statement of Operations for the year ended September 30, 1999.

     The Senior Credit Facility existing in fiscal 1998 (the "1998 Facility") of Rent-Way was with a syndicate of banks led by National City Bank of Pennsylvania, provided for loans and letters of credit up to $120,000 and was signed on February 5, 1998. The syndicate was composed of eight banks, with National City Bank committed for a 15.00% ratable share, NationsBank, N.A., Harris Trust and Savings Bank, LaSalle National Bank, Manufacturers and Traders Trust Company, and Star Bank, N.A. committed for an equal ratable share of 14.17%, and Sun Trust Bank, Central Florida, National Association and CoreStates Bank, N.A. committed for an equal ratable share of 7.08%. The 1998 Facility provided for borrowings at the prime rate plus 0.0% to 0.5% or borrowings under an euro-rate option based on a spread of LIBOR plus 100 to 200 basis points, for a fixed interest period. As of September 30, 1998, the Company had $80,000 of floating rate debt under the euro-rate option and $17,264 of floating rate debt under the base rate option, with interest rates of 7.594% and 8.750%, respectively. The 1998 Facility required the Company to meet certain financial covenants and ratios including maximum leverage, minimum interest coverage, and minimum tangible net worth ratios. In addition, the Company was required to meet requirements regarding monthly, quarterly, and annual financial reporting. The 1998 Facility also contained covenants which prohibited the actions of the Company with respect to the payment of dividends, acquisitions, mergers, disposition of assets or subsidiaries, issuance of capital stock, and capital expenditures. The Company was permitted, at any time, to repay outstanding borrowings, in whole or part, without premium or penalty, except with respect to restrictions on the selection of the euro-rate interest option.

     On February 26, 1998,  immediately  following the  Alrenco/RTO  merger (see
Note 4), Home Choice entered into a new revolving credit agreement (the "Coamerica Credit Agreement") with Coamerica Bank, as lender and agent for certain other lenders, which provided for a $50,000 collaterized three-year credit facility. The Coamerica Credit Agreement replaced the existing credit agreements of Alrenco and RTO. The Coamerica Credit Agreeement provided for interest rates based on a base rate which was the greater of the agent's prime rate, the federal funds rate plus 100 basis points, or a "Eurodollar Rate", plus an applicable margin. Under the Coamerica Credit Agreeement, Home Choice had the option, provided that certain conditions were met, to obtain an increase in the amount available under the Coamerica Credit Agreement up to an aggregate amount of $100,000. The Coamerica Credit Agreement was collaterized by substantially all assets of Home Choice and by a pledge of the stock of Home Choice's subsidiaries. On April 1, 1998, borrowings available under the Coamerica Credit Agreement were increased to $60,000. On June 22, 1998 Home Choice signed the First Amendment to the Coamerica Agreement whereby the borrowings available were increased to $80,000 and additional financial covenants were provided. On August 17, 1998 Home Choice signed the second amendment to the Coamerica Credit Agreement which modified the financial covenants. As of September 30, 1998 Home Choice was in compliance with these modified financial covenants. As of September 30, 1998, Home Choice had $59,800 outstanding under this agreement.

    The Company's $20,000 Convertible Subordinated Debentures ("Debentures") due February 1, 2007 are convertible, at any time, into shares of common stock, without par value, of the Company at a conversion price of $13.37 per share. The Debentures are subject to redemption at the option of the Company on and after February 5, 2000 at a price of 103%. The redemption price will decrease at a rate of 1% per year, reaching a price of 100% in the year 2003 and remain fixed until the date of maturity. The indebtedness evidenced by the Debentures is subordinated and junior in right of payment to all senior indebtedness. The Debentures bear an annual interest

                                 RENT-WAY, INC.

                (all dollars in thousands, except per share data)


7. DEBT, Continued:

rate of 7% with semi-annual payments in August and February, beginning August 1, 1997. The terms of the Debentures require the Company to meet certain annual financial reporting obligations. In addition, the Company must deliver to the trustee compliance certificates representing management's compliance to all conditions and covenants in the indenture governing the Debentures. In addition, the Debentures contain covenants which prohibit the Company with respect to the payment of dividends and other distributions.

    The Company's Notes Payable consists of the following:

                                                                                              September 30,
                                                                                              -------------
                                                                                          1999              1998
                                                                                          ----              ----
      Note payable to Zurn Industries, Inc. with no interest payable June 1, 1999...    $   --            $ 1,650
      Note payable to an individual with an interest rate of 18.0% payable in
       monthly installments of $3 through December 2006.............................       120                128
      Note payable to individuals with an interest rate of 9.25% payable in equal
       annual installments of $700, plus accrued interest through January 3, 1999...        --                700
      Note payable to individuals with interest rates at 10% and 20%; payments ranging from $1,822 to interest only; same maturing on May 2002 and others
       no stated maturity date......................................................        --                 61
      Vehicle notes payable.........................................................        10                 --
                                                                                        ------            -------
                                                                                        $  130            $ 2,539
                                                                                        ======            =======


     The Company's weighted average interest rate was 7.732%, 7.784% and 8.517% for the years ended September 30, 1999, 1998 and 1997, respectively.

    At September 30, 1999, the carrying values and the estimated fair values of the Company's significant fixed interest debt instruments are as follows:


                                                                             September 30, 1999
                                                                         --------------------------
                                                                          Carrying       Estimated
                                                                           Values       Fair Values
                                                                         -----------    -----------
                               Convertible Subordinated Debentures 7%..  $    20,000    $    21,516
                                                                         -----------    -----------
                                                                         $    20,000    $    21,516
                                                                         ===========    ===========

    At September 30, 1999, aggregate annual maturities of debt are as follows:



                                                                               September 30, 1999
                                                                               ------------------
                               2000.......................................           $     16,000
                               2001.......................................                 21,000
                               2002.......................................                 26,000
                               2003.......................................                 31,000
                               2004.......................................                 79,000
                               Thereafter.................................                115,130
                                                                                     ------------
                                                                                     $    288,130
                                                                                     ============


    At September 30, 1999 and 1998, book overdrafts of $2,994 and $7,802, respectively, were included in accounts payable in the accompanying Consolidated Balance Sheets.

8.  DERIVATIVE FINANCIAL INSTRUMENTS:

      The Company uses derivative financial instruments to reduce the impact on interest expense of fluctuations in interest rates on a portion of the Amended Facility (see Note 7). Interest rate expense under the swap agreements, which qualify for hedge accounting, is recorded as the net effective interest rate of the hedged transactions. The Company does not enter into derivative financial instruments for trading or speculative purposes. As of September 30, 1999, the Company had in place eight interest rate swaps, under which the Company agreed with counterparties to exchange, at quarterly intervals, the interest payments on a variable pay rate of the three-month LIBOR and a fixed pay rate for the notional amount of the interest rate swap agreements. The Company actively evaluates the creditworthiness of the financial institutions which are counterparties to interest rate swap agreements, and it does not appear that any counterparty will fail to meet their obligation. The following table illustrates the notional amounts outstanding, maturity dates and the fixed pay and variable receive rates of each of the interest rate swap agreements at September 30, 1999:

                                 RENT-WAY, INC.

                (all dollars in thousands, except per share data)


8.  DERIVATIVE FINANCIAL INSTRUMENTS, Continued:


                                                                                                     Fixed        Variable
                                                                       Notional       Maturity        Pay          Receive
                                                                        Amount          Date          Rate          Rate
                                                                     -------------   ---------      -------
        Interest rate swap, National City Bank....................   $      30,000    May  2003       5.965%        5.514%
        Interest rate swap, Bank of America.......................   $      20,000    May  2003       5.760%        5.514%
        Interest rate swap, Manufacturers and Traders Trust Company  $      10,000    May  2003       5.925%        5.514%
        Interest rate swap, Harris Bank...........................   $      20,000    Dec. 2003       5.090%        5.514%
        Interest rate swap, SunTrust Bank.........................   $      10,000    Dec. 2003       5.105%        5.514%
        Interest rate swap, LaSalle Bank..........................   $      10,000    Dec. 2003       5.095%        5.514%
        Interest rate swap, Bank of America.......................   $      10,000    Dec. 2003       5.120%        5.514%
        Interest rate swap, Harris Bank...........................   $      10,000    Dec. 2003       5.120%        5.514%

    The fair value of the interest rate swap agreements based on settlement cost as estimated by a dealer as of September 30, 1999 are as follows:


                                                                             Notional         Fair
                                                                              Amount          Value
                                                                           ------------   ------------
        Interest rate swap, National City Bank.......................      $     30,000   $      278
        Interest rate swap, Bank of America..........................      $     20,000   $      (21)
        Interest rate swap, Manufacturers and Traders Trust Company..      $     10,000   $      118
        Interest rate swap, Harris Bank..............................      $     20,000   $      943
        Interest rate swap, SunTrust Bank............................      $     10,000   $      485
        Interest rate swap, LaSalle Bank.............................      $     10,000   $      465
        Interest rate swap, Bank of America..........................      $     10,000   $      458
        Interest rate swap, Harris Bank..............................      $     10,000   $      460

9. COMMITMENTS AND CONTINGENCIES:

    The Company leases substantially all of its retail stores under non-cancelable agreements generally for initial periods ranging from three to five years. The store leases generally contain renewal options for one or more periods of three to five years. Most leases require the payment of taxes, insurance and maintenance costs by the Company. At September 30, 1999, future minimum rental payments under non-cancelable operating leases are as follows:



                                                                               September 30, 1999
                                                                               ------------------

                               2000.......................................     $        28,883
                               2001.......................................              22,688
                               2002.......................................              15,729
                               2003.......................................               8,710
                               Thereafter.................................               5,368
                                                                               ---------------
                               Total minimum payments required............     $        81,378
                                                                               ===============

     Rent expense under operating leases for the years ended September 30, 1999, 1998, and 1997 was $26,495, $25,737, and $18,197, respectively.

    The Company is subject to legal proceedings and claims in the ordinary course of its business that have not been finally adjudicated. Certain of these cases have resulted in contingent liabilities ranging from $2,200 to $4,100. The majority of such claims are, in the opinion of management, covered by insurance policies or indemnification agreements and therefore should not have a material effect on the consolidated financial position, results of operations or cash flows of the Company. Additional claims exist in the range of $1,300 to $1,400 for which management believes it has meritorious defenses but for which the likelihood of an unfavorable outcome is currently not determinable. Additionally, claims exist for which management is not able to estimate a potential loss. In management's opinion, each of these claims will either be indemnified by the former shareholders of companies it has acquired or covered by insurance policies and therefore will not have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

    In fiscal 2000, the Company plans to construct a 30,000 square foot addition to its current corporate headquarters facility. The Company estimates the cost at approximately $3,500. The Company plans to fund this project with borrowings on its Senior Credit Facility.

                                 RENT-WAY, INC.

                (all dollars in thousands, except per share data)


9. COMMITMENTS AND CONTINGENCIES, Continued:

    The Company is self-insured for certain losses related to workers' compensation, employee medical and employee dental claims. The Company has purchased stop-loss coverage in order to limit its exposure to any significant levels of claims. Self-insurance reserves are accrued based upon the Company's estimates of the aggregate liability for uninsured claims incurred using certain actuarial assumptions followed in the insurance industry and the Company's historical experience. The Company has obtained letters of credit of $1,700 to guarantee the payment of future claims. The face value of the letters of credit approximate their market value at September 30, 1999.

    Also, see Note 12 for related party commitments.

10. REDEEMABLE PREFERRED STOCK:

    On July 21, 1995, in connection with the acquisition of McKenzie Leasing Corporation, the Company issued 27,500 shares of Series A Redeemable Preferred Stock ("Preferred Stock"). In preference to shares of common stock, each share was entitled to receive annual cumulative cash dividends in the amount of 7% payable in quarterly installments on the first day of January, April, July and October. During 1997 the Company declared and paid dividends totaling $30. Holders of the Preferred Stock had no voting rights; however, there were certain exceptions including the right to eight votes per share if the Company failed to pay dividends for two quarters.

    The Company was required to redeem all outstanding Preferred Stock on June 30, 2006 at a redemption price of $100 per share plus any accrued or unpaid dividends. The Company had the right to redeem the Preferred Stock at any time at the rate of $100 per share plus any accrued or unpaid dividends. The Company also entered into option agreements with the holders of the Preferred Stock which provided the holders with mandatory redemption rights. During 1996 the following redemptions of the Series A Preferred Stock were made: $429 in January, 1996, $68 in February, 1996, and $1,132 in April, 1996. In addition, on November 26, 1996, the Company redeemed the remaining 11,207 outstanding shares. These shares were redeemed at a twenty-five percent discount for an aggregate purchase price of $841 and have reinstated the status of authorized and unissued preferred shares undesignated as to series. As a result of redemption on a discounted basis, a net gain on redemption of $280 was recognized. This amount is added to net income in the calculation of earnings per share.

11. INCOME TAXES:

    The Company's income tax expense (benefit) consists of the following components:

                                                                                      For the Years Ended September 30,
                                                                                ----------------------------------------------
                                                                                    1999            1998           1997
                                                                                    ----            ----           ----
                     Current expense:
                       Federal.............................................     $     3,499     $     4,126    $     4,604
                       State and local.....................................             987           1,236          1,379
                                                                                -----------     -----------    -----------
                                                                                      4,486           5,362          5,983
                     Deferred expense (benefit):
                       Federal.............................................           7,843            (438)          (828)
                       State and local.....................................           2,905            (153)          (289)
                                                                                -----------     -----------    -----------
                                                                                     10,748            (591)        (1,117)
                                                                                -----------     -----------    -----------
                     Income tax expense....................................     $    15,234     $     4,771    $     4,866
                                                                                ===========     ===========    ===========



    A reconciliation of the income tax expense compared with the amount at the U.S. statutory tax rate of 34% (35% for 1999) is shown below:


                                                                                      For the Years Ended September 30,
                                                                                ----------------------------------------------
                                                                                    1999            1998           1997
                                                                                    ----            ----           ----
                     Tax provision at U.S. statutory rate...................    $   10,618      $        997    $    2,187
                     State and local income taxes, net of federal benefit...         2,530               715           719
                     Nondeductible goodwill and purchase contracts..........           881               999         1,243
                     Nondeductible acquisition costs........................         2,625             1,917           198
                     Reserves not previously benefited......................        (1,520)                -             -
                     Other..................................................           100               143           519
                                                                                ----------      ------------    ----------
                     Income tax expense.....................................    $   15,234      $      4,771    $    4,866
                                                                                ==========      ============    ==========


                                 RENT-WAY, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (all dollars in thousands, except per share data)


11. INCOME TAXES, Continued:

    At September 30, 1999 and 1998, the components of the net deferred tax asset (liability) are as follows:


                                                                                                    1999           1998
                                                                                                -----------    -----------
                      Rental merchandise...................................................     $   (21,339)   $   (12,109)
                      Property and equipment...............................................           2,350            181
                      Operating loss carry forwards........................................           8,959         12,969
                      Intangibles..........................................................          (1,115)           206
                      Other................................................................              92          1,129
                      Tax credits..........................................................           5,835          2,926
                                                                                                -----------    -----------
                      Net deferred tax asset(liability)....................................     $    (5,218)   $     5,301
                                                                                                ===========    ===========


    In 1999, a net deferred tax asset of approximately $229 was established upon the acquisition of America's Rent-To-Own for the difference in the tax and book basis of the net assets acquired.

    As of September 30, 1999, the Company has net operating loss carry-forwards of approximately $22,731 for income tax purposes, expiring in years through 2018. These losses are subject to annual limitations under Internal Revenue Code
Section 382 due to prior ownership changes. Additionally, as of September 30, 1999, the Company has alternative minimum tax credits of approximately $5,835.

12. RELATED PARTY TRANSACTIONS:

    During fiscal years ended September 30, 1999, 1998 and 1997 the Company leased two locations from a principal shareholder or a company controlled by a principal shareholder. Rent paid during these years related to these leases was $65, $87, and $92, respectively.

    The Company has entered into employment contracts with certain directors and executive officers. The agreements are for a three year term commencing October 1, 1995. The Company paid $1,282 and $882 related to these agreements for the years ended September 30, 1998 and 1997, respectively.

     In connection with the acquisition of D.A.M.S.L. Corp. ("DAMSL") in fiscal 1994, the Company entered into consulting and non-compete agreements with the former shareholders of DAMSL. The remaining payment terms for the consulting and non-compete agreements is $319 for 2000.

    In connection with the acquisition of McKenzie Leasing Corporation ("MLC") in fiscal 1995, the Company entered into consulting and non-compete agreements with McKenzie Development Corporation ("MDC"), an affiliate of MLC and the principal shareholders of MDC, the former owners of MLC. The consulting and non-compete agreements are for seven years and have payment terms of $1,250 on July 21, 1995 and $200 per year for each of the following seven years.

    In connection with the merger of Alrenco and RTO, Alrenco entered into a non-compete agreement and consulting agreement dated February 26, 1998 with Michael D. Walts, the Chairman, President and principal shareholder of Alrenco. The consulting and non-compete agreement is for a term of five years and has payment terms in the amount of $400 for each of the next five, twelve month periods. The Company paid $400 and $200 on this agreement during fiscal 1999 and 1998, respectively.

    During the year ended December 31, 1997, Home Choice issued common stock to settle notes payable totaling $690 to certain stockholders.

13. STOCK OPTIONS:

    In March 1999, the Board of Directors of the Company adopted, and the shareholders approved, the Rent-Way, Inc. 1999 Stock Option Plan (the "1999 Plan") which authorizes the issuance of up to 2,500,000 shares of common stock pursuant to stock options granted to officers, directors, key employees, consultants, and advisors of the Company. The option exercise price will be at least equal to the fair market value of the Company's common stock on the grant date. The 1999 Plan will expire in March 2009 unless terminated earlier by the Board of Directors. The authorized number of shares, the exercise price of outstanding options, and the number of shares under option are subject to appropriate adjustment for stock dividends, stock splits, reverse stock splits, recapitalizations, and similar transactions. The 1999 Plan is administered by the Stock Option Committee of the Board of Directors who select the optionees and determine the terms and provisions of each option grant within the parameters set forth in the 1999 Plan. As of September 30, 1999, 550,000 options at an exercise price of $27.88 were granted under the 1999 Plan.

                                 RENT-WAY, INC.

                (all dollars in thousands, except per share data)


13. STOCK OPTIONS, Continued:

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

    The Board of Directors of the Company also adopted, and the shareholders have approved the Rent-Way, Inc. 1995 Stock Option Plan (the "1995 Plan") which authorizes the issuance of up to 2,000,000 shares of common stock pursuant to stock options granted to officers, directors and key employees of the Company. The 1995 Plan is administered by the Compensation Committee of the Board of Directors and contains terms and provisions substantially identical to those contained in the 1992 Plan.

    On November 8, 1995, Alrenco approved a stock incentive plan (the "Alrenco Plan") under which 450,000 common shares were reserved. Under the Alrenco Plan, Alrenco was entitled to grant its employees incentive stock options or nonqualified stock options to purchase a specified number of shares of common stock at a price not less than fair market value on the date of grant and for a term not to exceed 10 years. In addition to the stock options, Alrenco was entitled to grant stock appreciation rights ("SAR"), restricted stock awards and options to directors. SARs and options to directors were required to be granted at a minimum of fair market value at the date of grant and restricted stock awards at a price to be determined by the Alrenco Board of Directors' compensation committee. Directors who were not involved in day-to-day management of Alrenco were initially entitled to a grant of 5,000 shares and on each of their next five anniversaries, an automatic 1,000 share grant. On January 23, 1996, Alrenco granted 105,000 shares of restricted stock to two key employees, which vested at the earlier of a change in control or at the end of seven years. As a result of the merger with RTO, these shares automatically vested on February 26, 1998. Compensation expense of $988 and $194 was recorded related to Alrenco Plan for the years ended September 30, 1999 and 1998.

    RTO adopted the 1996 Employee Stock Option Plan (the "RTO Plan") to attract and retain employees. Under the RTO Plan, RTO was entitled to grant options to purchase a total of not more than 1,027,973 shares of common stock, subject to anti-dilution and other adjustment provisions provided, however, that the maximum number of shares subject to all options granted to an individual under the Plan would not exceed 50% of the shares of common stock authorized for issuance. No options could be granted under the RTO Plan after the tenth anniversary of the RTO Plan. The options vest over a four-year period and expire on the tenth anniversary following the date of grant. RTO also adopted the 1996 Stock Option Plan for Non-Employee Directors (the "Director's Plan") that provided for the granting to non-employee directors of stock options to purchase up to 448,975 shares of RTO's common stock.

    Pursuant to the terms of the merger agreement between Rent-Way and Home Choice, each Home Choice stock option which was outstanding and unexercised at the date of the merger was converted into an option to purchase Rent-Way's common stock. The number of shares subject to the Home Choice options was equal to the product of the number of shares of Home Choice common stock subject to Home Choice options and 0.588, the exchange ratio.

    The following is a summary of activity of the Company's stock options during the years ended September 30, 1999, 1998 and 1997 and has been restated to include the activity of Home Choice's stock options based on an exchange ratio of 0.588:

                                                                               Weighted
                                                                                Average
                                                                                 Price
                                              Stock Options         Shares     Per Share
                                           ------------------    -----------   ---------
                                           September 30, 1996      1,322,113   $   10.51
                                             Granted.........      1,149,522   $   15.54
                                             Exercised.......       (306,278)  $    6.25
                                             Forfeited.......       (172,568)  $   15.30
                                                                 -----------
                                           September 30, 1997      1,992,794   $   13.65
                                             Granted.........      1,070,831   $   23.48
                                             Exercised.......       (299,417)  $   10.27
                                             Forfeited.......       (443,702)  $   19.92
                                                                 -----------
                                           September 30, 1998      2,320,506   $   17.42
                                             Granted.........      1,364,263   $   25.90
                                             Exercised.......       (403,610)  $   14.07
                                             Forfeited.......       (125,950)  $   25.29
                                                                 -----------
                                           September 30, 1999      3,155,209   $   21.21
                                                                 ===========

                                 RENT-WAY, INC.

                (all dollars in thousands, except per share data)


13. STOCK OPTIONS, Continued:

    At September 30, 1999, stock options representing 1,432,515 shares are exercisable at prices ranging from $5.83 to $33.63 per share.

     The Company accounts for stock based compensation issued to its employees and directors in accordance with APB No. 25 and has elected to adopt the "disclosure only" provisions of SFAS No. 123.

    For SFAS No. 123 purposes, the fair value of each option granted under the 1992 Plan, the 1995 Plan, and the 1999 Plan is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for options granted in fiscal 1999 and 1998: expected volatility of 45.43%, risk-free interest rates between 6.07% and 4.21%, and an expected life of five years.

    If the Company had elected to recognize the compensation cost of its stock option plans based on the fair value of the awards under those plans in accordance with SFAS No. 123, net income (loss) and earnings (loss) per common share would have been reduced to the pro-forma amounts below:


                                                                       September 30,
                                                                     1999          1998
                                                                 ------------ -------------
                   Net income (loss) before extraordinary
                    item:
                     As reported............................     $    15,102  $    (1,838)
                     Pro-forma..............................           9,274       (4,243)

                   Net income (loss):
                     As reported............................     $    14,583  $    (1,838)
                     Pro-forma..............................           8,755       (4,243)

                   Diluted earnings (loss) per common share:
                   Income (loss) before extraordinary item
                     As reported............................     $      0.68  $     (0.09)
                                                                 ===========  ===========
                     Pro-forma..............................     $      0.43  $     (0.21)
                                                                 ===========  ===========

                   Net income (loss)
                     As reported............................     $      0.66  $     (0.09)
                                                                 ===========  ===========
                     Pro-forma..............................     $      0.41  $     (0.21)
                                                                 ===========  ===========



14. STOCK PURCHASE WARRANTS:

    During October, November and December 1992, Rent-Way issued warrants to purchase up to 112,500 shares of common stock at $4.67 per share. The warrants are exercisable at any time for a period of five years from their respective issue dates and are subject to anti-dilution provisions providing for appropriate adjustment in the event of any reclassification, stock dividend, stock split, or similar transaction, and stock issuances below the warrant exercise price. The agreements will expire five years from the respective dates on which the warrants were issued, subject to earlier termination in certain circumstances.

    Upon the closing of the Company's initial public offering in August 1993 the underwriters received warrants to purchase 105,000 shares of common stock at a price of $6.77 per share exercisable for a period of four years commencing one year from the date of the offering.

    In July 1995, in connection with Rent-Way's acquisition of McKenzie Leasing Corporation and the issuance of its Convertible Subordinated Debentures, Rent-Way issued warrants to purchase 105,000 shares of common stock at $9.94 per share to the holders thereof. The warrants are exercisable at any time for a period of seven years from their issue dates and are subject to anti-dilution provisions providing for appropriate adjustment in the event of any reclassification, stock dividend, stock split, or similar transactions, and stock issuances below the warrant exercise price.

    In September 1995, Rent-Way issued warrants to purchase 37,500 shares of common stock at $10.00 per share. The warrants are exercisable at any time for a period of five years from their issue dates and are subject to anti-dilution provisions providing for appropriate adjustment in the event of any reclassification, stock dividend, stock split, or similar transactions, and stock issuances below the warrant exercise price.

                                 RENT-WAY, INC.

                (all dollars in thousands, except per share data)



14. STOCK PURCHASE WARRANTS, Continued:

    At September 30, 1999, the following warrants were outstanding:



                                               Number of  Exercise   Expiration      Shares     Shares
                             Warrant Date       shares      Price       Date        Exercised  Remaining
                           ---------------    ----------  -------- --------------   ---------  ---------
                           October 1992           37,500   $  4.67  October 1997       37,500         --
                           November 1992          37,500   $  4.67  November 1997      37,500         --
                           December 1992          37,500   $  4.67  December 1997      37,500         --
                           August 1993           105,000   $  6.76  August 1998       105,000         --
                           July 1995             105,000   $  9.94  July 2002              --    105,000
                           September 1995         37,500   $ 10.00  September 2000     37,500         --


15. EMPLOYEE BENEFIT PLANS:

    Effective January 1, 1994,  Rent-Way  established the Rent-Way,  Inc. 401(k)
Retirement Savings Plan (the "RentWay Plan"). Participation in the Plan is available to all Company employees who meet the necessary service criteria as defined in the Plan Agreement. Company contributions to the Plan are based on a percentage of the employees' contributions, as determined by the Board of Directors, and amounted to $351, $383 and $272 (in the form of the Company's common stock) for the years ended September 30, 1999, 1998 and 1997, respectively.

    At September 30, 1999, the Company had three other active 401(k) retirement savings plans: the America's Sales & Leasing 401(k) Plan (the "America's Plan"), the Rent-A-Vision, Inc. 401(k) Plan (the "RentaVision Plan"), and the Home Choice 401(k) and Profit Sharing Plan (the "Home Choice Plan"). The Company incurred $6 of expense related to the America's Plan during fiscal 1999. No expenses were incurred related to the RentaVision Plan. The Company contributed $460, $515 and $338 to the Home Choice Plan for the years ended September 30, 1999 and 1998, and the twelve months ended December 31, 1997, respectively. Each plan is available to all Company employees who meet the necessary service criteria as defined in the plan agreements. Company contributions to the plans are based on a percentage of the employees' contributions. The Company expects to merge these plans with the RentWay Plan. The Home Choice Plan will be merged in January 2000 and the America's Plan and RentaVision Plan will be merged in July 2000.

     The Company also has a frozen 401(k) retirement savings plan: the Amigo TV Rentals, Inc. 401(K) Plan. The Company is working to dissolve this plan. There were no expenses incurred for this plan during fiscal 1999 and 1998.

                                 RENT-WAY, INC.

                (all dollars in thousands, except per share data)


16.  EARNINGS (LOSS) PER SHARE:

     Basic earnings (loss) per common share is computed using earnings (loss) available to common shareholders divided by weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed using earnings (loss) available to common shareholders adjusted for anticipated interest savings, net of related taxes, on conversion of the Company's convertible subordinated debentures and the weighted average number of shares outstanding is adjusted for the potential impact of options, warrants, and the convertible subordinated debentures where the effects are dilutive. The weighted average shares outstanding prior to December 10, 1998 include the historical weighted average shares of Home Choice, adjusted for the exchange ratio of 0.588 (see Note 4).

     The  following  table  discloses  the   reconciliation  of  numerators  and
denominators of the basic and diluted earnings (loss) per share computation:



                                                                                           September 30,
                                                                           ----------------------------------------------
COMPUTATION OF EARNINGS (LOSS) PER SHARE                                        1999           1998            1997
                                                                           ----------------------------------------------

                          BASIC
                          Net income (loss)...........................     $    14,583     $    (1,838)    $     1,297
                          Preferred stock gain on redemption..........              --              --             280
                                                                           -----------     -----------     -----------
                          Earnings (loss) applicable to common shares
                          for basic earnings per share................     $    14,583     $    (1,838)    $     1,577
                                                                           ===========     ===========     ===========
                          Weighted average common shares outstanding..          21,341          20,283          16,653
                                                                           ===========     ===========     ===========

                          Earnings (loss) per common share:
                            Income (loss) before extraordinary item...     $      0.71     $     (0.09)    $      0.11
                                                                           ===========     ===========     ===========
                            Earnings (loss) applicable to common shares
                                                                           $      0.68     $     (0.09)    $      0.09
                                                                           ===========     ===========     ===========

                          DILUTED
                          Earnings (loss) applicable to common shares
                          for basic earnings per share................     $    14,583     $    (1,838)    $     1,577
                            Interest on 7% convertible debentures (net
                            of tax) (1).................................           840              --              --
                                                                           -----------     -----------     -----------
                          Earnings (loss) applicable to common shares
                          for diluted earnings per share..............     $    15,423     $    (1,838)    $     1,577
                                                                           ===========     ===========     ===========
                          Weighted average common shares used in
                          calculating basic earnings per share........          21,341          20,283          16,653

                          Add-incremental shares representing:
                          Shares issuable upon exercise of stock
                          options, stock warrants and escrowed shares
                          (1).........................................             508              --              --
                          Shares issued on conversion of 7%
                           convertible debentures (1).................           1,496              --              --
                                                                           -----------     -----------     -----------

                          Weighted average number of shares used in
                          calculation of diluted earnings (loss)  per
                          share.......................................          23,345          20,283          16,653
                                                                           ===========     ===========     ===========
                          Earnings (loss) per common share:
                            Income (loss) before extraordinary item...     $      0.68     $     (0.09)    $      0.11
                                                                           ===========     ===========     ===========
                            Earnings (loss) applicable to common shares    $      0.66     $     (0.09)    $      0.09
                                                                           ===========     ===========     ===========



     (1) Including the effects of these items for the years ended  September 30, 1997 and 1998 would be  anti-dilutive.
         Therefore,  they are  excluded  from the calculation of diluted earnings (loss) per share for those periods.


                                 RENT-WAY, INC.

                (all dollars in thousands, except per share data)



17. SELECTED QUARTERLY FINANCIAL DATA (unaudited):

--------------------------------------------- ------------------ ------------------ ------------------- ---------------------
Quarter Ended (9)                               September 30 (1)        June 30            March 31        December 31 (2)(3)
--------------------------------------------- ------------------ ------------------ ------------------- ---------------------
1999:
Total revenues                                $       122,690    $       121,951     $       125,750    $       123,959
Gross profit (loss)                                    19,784             17,666              16,353             (7,088)
Income (loss) before extraordinary item                 9,395              8,123               7,115             (9,531)
Net income (loss)                                       9,395              8,123               7,115            (10,050)
Earnings (loss) applicable to common shares             9,395              8,123               7,115            (10,050)
Earnings (loss) per common share
Basic
  Income (loss) before extraordinary item (8) $          0.43    $          0.38     $          0.34     $        (0.45)
  Net income (loss) (8)                                  0.43               0.38                0.34              (0.48)
Diluted
  Income (loss) before extraordinary item (8) $          0.41    $          0.36     $          0.32     $        (0.45)
  Net income (loss) (8)                                  0.41               0.36                0.32              (0.48)
Weighted average shares outstanding
  Basic                                                21,771             21,335              21,125             21,088
  Diluted                                              23,678             23,378              23,142             21,088

--------------------------------------------- ------------------ ------------------ ------------------- ----------------------
Quarter Ended (9)                               September 30 (4)(5)(6)   June 30 (4)(5)     March 31 (4)(7)  December 31
--------------------------------------------- ------------------ ------------------ ------------------- ----------------------
1998:
Total revenues                                $       117,917    $       118,546     $       111,660    $        87,908
Gross profit (loss)                                    11,033              7,394              (1,501)            (2,397)
Income (loss) before extraordinary item                 4,577              1,675              (4,982)            (3,107)
Net income (loss)                                       4,577              1,675              (4,982)            (3,107)
Earnings (loss) applicable to common shares             4,577              1,675              (4,982)            (3,107)
Earnings (loss) per common share
Basic
  Income (loss) before extraordinary item (8) $          0.22    $          0.08     $         (0.24)     $       (0.17)
  Net income (loss) (8)                                  0.22               0.08               (0.24)             (0.17)
Diluted
  Income (loss) before extraordinary item (8) $          0.21    $          0.08     $         (0.24)     $       (0.17)
  Net income (loss) (8)                                  0.21               0.08               (0.24)             (0.17)
Weighted average shares outstanding
  Basic                                                20,734             20,681              20,701             18,507
  Diluted                                              22,899             22,945              20,701             18,507

(1)     Includes the results of  operations  of America's  Rent-To-Own  Center since June 30, 1999 and  RentaVision since September 23, 1999. (see Note 4).
(2)     In conjunction with the Merger,  the Company incurred $16,800 in business  combination costs and $1,100 in inventory write-offs. (see Note 4).
(3)     As a result of the refinancing of its senior credit facility in December
        1998, the Company incurred an  extraordinary  charge of $519, net of tax benefit. (see Notes 1 and 7).
(4)     Includes the results of operations of Ace Rentals  since  January 1, 1998, Champion  since  February 5,
        1998, 3 stores acquired by Home Choice. (see Note 4).
(5)     Includes the results of operations of 7 stores acquired by Home Choice. (see Note 4).
(6)     Includes the results of operations  of Fast Rentals since July 21, 1998, Cari since  September 10, 1998, and Northwest Rent-to-Own.(see Note 4).
(7)     Includes  $11,210  in  business  combination  charges  related  to  Home
        Choice's  predecessor's  merger with Alrenco, which  occurred in February 1998.
(8)     The sum of the 1999 and 1998  quarterly  per share  amounts does not equal annual per share amounts due to the effect of rounding.
(9)     All periods have been restated to reflect the merger with Home Choice (see Note 4).


ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    There has been no change of accountants or reporting disagreements on any matter of accounting principle, practice, financial statement disclosure or auditing scope or procedure within the Company's two most recent fiscal years or the current interim period.

                                 RENT-WAY, INC.

                                    PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information in response to this item is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of shareholders to be held on March 8, 2000, which will be filed with the Securities and Exchange Commission within 120 days after September 30, 1999.

ITEM 11 EXECUTIVE COMPENSATION

Information in response to this item is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of shareholders to be held on March 8, 2000, which will be filed with the Securities and Exchange Commission within 120 days after September 30, 1999.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information in response to this item is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of shareholders to be held on March 8, 2000, which will be filed with the Securities and Exchange Commission within 120 days after September 30, 1999.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this item is incorporated herein by reference from the Company's definitive proxy statement for the annual meeting of shareholders to be held on March 8, 2000, which will be filed with the Securities and Exchange Commission within 120 days after September 30, 1999.

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)(1.)Financial Statements.

    See Index to Financial Statements appearing at Item 8 of this Report.

    (a)(2.) Financial Statement Schedules

        Financial Statement schedules have been omitted because they are inapplicable or the information is included in the Company's financial statements and notes thereto.

    (a)(3.) Exhibits

Exhibit No.                                  Description
-------------------------------------------------------------------------------
2.1(1) Asset Purchase Agreement among the Company, AV Rentals/Warren, Inc., AV Rentals/Garystown, Inc., Best Rentals Northside, Inc. and C. Dennis Goldman, dated February 24, 1995.
2.2(4)     Agreement   and  Plan  of  Merger  among  the
           Company, McKenzie Leasing Corporation,  Steve
           A.  McKenzie,  Brenda G. McKenzie and others,
           dated June 9, 1995.
2.3(7)     Stock  Purchase  Agreement  by and  among the
           Company, Diamond Leasing Corporation, Kenneth
           H. Moye and Lee Brady, dated July 20, 1996.
2.4(9) Stock Purchase Agreement by and among the Company, Bill Coleman TV, Inc. and David Coleman, dated January 2, 1997.
2.5(6) Stock Purchase Agreement by and among the Company, Perry Electronics, Inc., Robert L. Thomas, Norma J. Thomas, Randall D. Snyder and Niki
           L. Snyder, dated January 24, 1997.
2.6(6)     Closing  Letter  Agreement  dated February 6,
           1997 amending Stock Purchase Agreement by and
           among the Company,  Perry Electronics,  Inc.,
           Robert L.Thomas, Norma J. Thomas, Randall D. Snyder and Niki L.
           Snyder.
2.7(10) Asset Purchase Agreement by and among the Company, South Carolina Rentals,Inc., Paradise Valley Holdings, Inc., L & B Rents, Inc. and James S. Archer, dated November 21, 1997.
2.8(11) Stock Purchase Agreement by and among the Company, Champion Rentals, Inc., Bill C. Ogle, Sr. and others, dated as of January 30, 1998.
2.9(12) Agreement and Plan of Merger dated September 1, 1998 between the Company and Home Choice Holdings, Inc.
2.10(14) Stock Purchase Agreement between the Company, RentaVision, Inc. and Robert Natoli dated September 15, 1999.
3.1(13)    Articles of Incorporation of the Company, as amended.
3.2(2)     By-Laws of the Company, as amended.
4.1(1) Form of Stock Option Agreement between the Company and each of the shareholders of McKenzie Leasing Corporation, dated July 21, 1995.
4.2(1)     Registration Rights Agreement among the Company, Massachusetts
           Mutual Life Insurance Co. and affiliates thereof ("MassMutual"), dated July 15, 1995.
4.3(9)     Shareholder's  Agreement  between the Company
           and Lee Brady, dated July 20, 1996.
4.4(9)     Stock  Option  Agreement  between the Company
           and David Coleman, dated January 2, 1997.
10.1(2)    Company's Stock Option Plan of 1992.
10.2(1)    Company's 1995 Stock Option Plan.
10.3(2)    Form of Non-Plan Stock Option Agreement.
10.4(15)   Company's 1999 Stock Option Plan.
10.4*      Employment   Agreement   between  William  E. Morgenstern and the
           Company, dated October 1, 1998.
10.5*      Employment   Agreement   between  Jeffrey  A. Conway  and the
           Company,  dated  October  1, 1998.
10.6*      Engagement  Agreement  between Gerald A.Ryan and the Company, dated  October 1, 1999.
10.7(1)    Consulting  Agreement  between the Company and Marc Joseffer, dated May 18, 1994.
10.8(1) Non-Competition Agreement between Marc Joseffer and the Company, dated May 18, 1994.
10.9(1)    Consulting  Agreement between the Company and
           McKenzie Development Corporation,  dated July
           21, 1995.
10.10(1)   Non-Competition Agreement between the Company
           and Steve A. McKenzie, dated July 21, 1995.
10.11(1)   Non-Competition Agreement between the Company
           and Brenda G. McKenzie, dated July 21, 1995.
10.12(4)   Subordinated Note Agreement among the
           Company and MassMutual, dated July 15, 1995.
10.13(1)   Form of MassMutual Subordinated Note, dated July 15, 1995.
10.14(1)   Form of MassMutual Warrant, dated July 15, 1995.
10.15(12)  Non competition Agreement between the Company and George D. Johnson,
           Jr.
10.16* Credit Agreement by and among Rent-Way, Inc., RentaVision, Inc., and Rent-Way of TTIG, L.P. and the lenders party thereto and National City Bank of Pennsylvania, Bank of America, N.A. and Bank
           of Montreal and Harris Trust and Savings
           Bank, as agents dated September 23, 1999, as
           amended by Amendment No. 1 to Credit
           Agreement dated November 17, 1999.
10.17(8) Form of the Company's 7% Convertible Subordinated Debentures due 2007 (the "Debentures").
10.18(8)   Indenture, dated February 4, 1997, between
           the Company and Manufacturers and Traders
           Trust Company, as Trustee, in respect of the
           Debentures.
10.19(13)  Non-Compete Agreement between the Company, South Carolina Rentals,
           Inc., Paradise Valley Holdings, Inc., L & B Rents, Inc. and James S. Archer, dated January 7, 1998.
10.20(13)   Non-Compete Agreement between Bill C. Ogle, Sr., Gary E. Jackson,
           J. Lee Ogle, Bill C. Ogle, Jr., Cindy Harper, Teresa Ogle and the Company, dated February 5, 1998.
10.21(13)  Consulting Agreement between Paul N. Upchurch
           and the Company, dated February 5, 1998.
21*        Subsidiaries of the Company
23*        Consent of PricewaterhouseCoopers LLP.
27*        Financial Data Schedule.
----------

    * Filed herewith

(1) Previously filed, as of January 5, 1996, pursuant to the Company's Registration Statement on Form SB-2 (No. 333-116).

(2) Previously filed, as of December 8, 1992, pursuant to the Company's Registration Statement on Form S-18 (No. 33-55562-NY).

(3) Previously filed, as of July 9, 1993, pursuant to Amendment No. 2 to the Company's Registration Statement of
     Form S-18 (No. 33-55562-NY).

(4) Previously filed, as of August 15, 1995, as an exhibit to the Company's Current Report on Form 8-K.

(5) Previously filed, as of December 28, 1995, as an exhibit to the Company's Current Report on Form 10-KSB.

(6) Previously filed, as of February 21, 1997, as an exhibit to the Company's Current Report on Form 8-K.

(7) Previously filed, as of August 8, 1996, as an exhibit to the Company's Current Report on Form 8-K.

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

(9) Previously filed, as of November 6, 1997, as an exhibit to the Company's Annual Report on Form 10-K.

(10) Previously filed, as of January 20, 1998, as an exhibit to the Company's Current Report on Form 8-K.

(11) Previously filed, as of February 19, 1998, as an exhibit to the Company's Current Report on Form 8-K.

(12) Previously filed, as of November 6, 1998, pursuant to the Company's Registration Statement on Form S-4 (No. 333-66955).

(13) Previously filed, as of December 29, 1998, as an exhibit to the Company's Annual Report on Form 10-K.

(14) Previously filed, as of October 12, 1999, as an exhibit to the Company's Current Report on Form 8-K.

(15) Previously filed, as of February 12, 1999, as Exhibit A to the Company's Proxy Statement on Schedule 14A.

    (b) Reports on Form 8-K:

          (1) On July 27, 1999, the Company filed a Current Report on Form 8-K which reported the issuance of a press release on June 30, 1999 announcing the acquisition of America's Rent-To-Own Center, Inc.

          (2) On August 16, 1999, the Company filed a Current Report on Form 8-K announcing the election of Jacqueline E. Woods to the Board of Directors.

          (3) On August 31, 1999, the Company filed a Current Report on Form 8-K announcing the resignation of Gerald A. Ryan as Chairman of the Board of the Company.

          (4) On September 24, 1999, the Company filed a Current Report on Form 8-K which reported the issuance of a press release on September 15, 1999 announcing the signing of a definitive agreement to acquire the stock of RentaVision, Inc.

          (5)     On October 12,  1999,  the Company  filed a Current  Report on
                  Form  8-K  disclosing   the  completion  of  the   RentaVision
                  acquisition and attaching the exhibits required under Item 7.

          (6) On October 21, 1999, the Company filed a Current Report on Form 8-K in response to numerous inquiries regarding the decline in the price of its common stock.

          (7) On December 3, 1999, the Company filed a Current Report on Form 8-K/A amending the Current Report on Form 8-K filed October 12, 1999 to file the financial statements and pro forma financial information required under Item 7.

                                 RENT-WAY, INC.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant: RENT-WAY, INC.

By:     /s/ WILLIAM E. MORGENSTERN               By:    /s/ JEFFREY A. CONWAY
--------------------------------------------     ------------------------------
Chairman of the Board, President and Chief       Senior Vice President and Chief
 Executive Officer(Principal Executive Officer)  Financial Officer
                                                 (Principal Financial Officer)
December 22, 1999
--------------------------------------------     December 22, 1999
Date                                             ------------------------------
                                                 Date
By:    /s/ MATTHEW J. MARINI
--------------------------------------------
Controller and Chief Accounting Officer
(Principal Accounting Officer)

December 22, 1999
--------------------------------------------
Date


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                        Title                  Date
 ----------------------------      -------------------     -----------------

     /s/ GERALD A. RYAN            Director                December 22, 1999
 ----------------------------
         Gerald A. Ryan

  /s/ WILLIAM E. MORGENSTERN       Director                December 22, 1999
 ----------------------------
      William E. Morgenstern

     /s/ VINCENT CARRINO           Director                December 22, 1999
 -----------------------------
         Vincent Carrino

     /s/ ROBERT FAGENSON           Director                December 22, 1999
 -----------------------------
         Robert Fagenson

    /s/ MARC W. JOSEFFER           Director                December 22, 1999
 -----------------------------
        Marc W. Joseffer

     /s/ WILLIAM LERNER            Director                December 22, 1999
 -----------------------------
         William Lerner

     /s/ PAUL N. UPCHURCH          Director                December 22, 1999
 -----------------------------
         Paul N. Upchurch

     /s/ JACQUELINE E. WOODS       Director                December 22, 1999
 -----------------------------
         Jacqueline E. Woods

                                 EXHIBIT INDEX


Exhibit No.                                  Description
-------------------------------------------------------------------------------
2.1(1) Asset Purchase Agreement among the Company, AV Rentals/Warren, Inc., AV Rentals/Garystown, Inc., Best Rentals Northside, Inc. and C. Dennis Goldman, dated February 24, 1995.
2.2(4)     Agreement   and  Plan  of  Merger  among  the
           Company, McKenzie Leasing Corporation,  Steve
           A.  McKenzie,  Brenda G. McKenzie and others,
           dated June 9, 1995.
2.3(7)     Stock  Purchase  Agreement  by and  among the
           Company, Diamond Leasing Corporation, Kenneth
           H. Moye and Lee Brady, dated July 20, 1996.
2.4(9) Stock Purchase Agreement by and among the Company, Bill Coleman TV, Inc. and David Coleman, dated January 2, 1997.
2.5(6) Stock Purchase Agreement by and among the Company, Perry Electronics, Inc., Robert L. Thomas, Norma J. Thomas, Randall D. Snyder and Niki
           L. Snyder, dated January 24, 1997.
2.6(6)     Closing  Letter  Agreement  dated February 6,
           1997 amending Stock Purchase Agreement by and
           among the Company,  Perry Electronics,  Inc.,
           Robert L.Thomas, Norma J. Thomas, Randall D. Snyder and Niki L.
           Snyder.
2.7(10) Asset Purchase Agreement by and among the Company, South Carolina Rentals,Inc., Paradise Valley Holdings, Inc., L & B Rents, Inc. and James S. Archer, dated November 21, 1997.
2.8(11) Stock Purchase Agreement by and among the Company, Champion Rentals, Inc., Bill C. Ogle, Sr. and others, dated as of January 30, 1998.
2.9(12) Agreement and Plan of Merger dated September 1, 1998 between the Company and Home Choice Holdings, Inc.
2.10(14) Stock Purchase Agreement between the Company, RentaVision, Inc. and Robert Natoli dated September 15, 1999.
3.1(13)    Articles of Incorporation of the Company, as amended.
3.2(2)     By-Laws of the Company, as amended.
4.1(1) Form of Stock Option Agreement between the Company and each of the shareholders of McKenzie Leasing Corporation, dated July 21, 1995.
4.2(1)     Registration Rights Agreement among the Company, Massachusetts
           Mutual Life Insurance Co. and affiliates thereof ("MassMutual"), dated July 15, 1995.
4.3(9)     Shareholder's  Agreement  between the Company
           and Lee Brady, dated July 20, 1996.
4.4(9)     Stock  Option  Agreement  between the Company
           and David Coleman, dated January 2, 1997.
10.1(2)    Company's Stock Option Plan of 1992.
10.2(1)    Company's 1995 Stock Option Plan.
10.3(2)    Form of Non-Plan Stock Option Agreement.
10.4(15)   Company's 1999 Stock Option Plan.
10.4*      Employment   Agreement   between  William  E. Morgenstern and the
           Company, dated October 1, 1998.
10.5*      Employment   Agreement   between  Jeffrey  A. Conway  and the
           Company,  dated  October  1, 1998.
10.6*      Engagement  Agreement  between Gerald A.Ryan and the Company, dated  October 1, 1999.
10.7(1)    Consulting  Agreement  between the Company and Marc Joseffer, dated May 18, 1994.
10.8(1) Non-Competition Agreement between Marc Joseffer and the Company, dated May 18, 1994.
10.9(1)    Consulting  Agreement between the Company and
           McKenzie Development Corporation,  dated July
           21, 1995.
10.10(1)   Non-Competition Agreement between the Company
           and Steve A. McKenzie, dated July 21, 1995.
10.11(1)   Non-Competition Agreement between the Company
           and Brenda G. McKenzie, dated July 21, 1995.
10.12(4)   Subordinated Note Agreement among the
           Company and MassMutual, dated July 15, 1995.
10.13(1)   Form of MassMutual Subordinated Note, dated July 15, 1995.
10.14(1)   Form of MassMutual Warrant, dated July 15, 1995.
10.15(12)  Non competition Agreement between the Company and George D. Johnson,
           Jr.
10.16* Credit Agreement by and among Rent-Way, Inc., RentaVision, Inc., and Rent-Way of TTIG, L.P. and the lenders party thereto and National City Bank of Pennsylvania, Bank of America, N.A. and Bank
           of Montreal and Harris Trust and Savings
           Bank, as agents dated September 23, 1999, as
           amended by Amendment No. 1 to Credit
           Agreement dated November 17, 1999.
10.17(8) Form of the Company's 7% Convertible Subordinated Debentures due 2007 (the "Debentures").
10.18(8)   Indenture, dated February 4, 1997, between
           the Company and Manufacturers and Traders
           Trust Company, as Trustee, in respect of the
           Debentures.
10.19(13)  Non-Compete Agreement between the Company, South Carolina Rentals,
           Inc., Paradise Valley Holdings, Inc., L & B Rents, Inc. and James S. Archer, dated January 7, 1998.
10.20(13)   Non-Compete Agreement between Bill C. Ogle, Sr., Gary E. Jackson,
           J. Lee Ogle, Bill C. Ogle, Jr., Cindy Harper, Teresa Ogle and the Company, dated February 5, 1998.
10.21(13)  Consulting Agreement between Paul N. Upchurch
           and the Company, dated February 5, 1998.
21*        Subsidiaries of the Company
23*        Consent of PricewaterhouseCoopers LLP.
27*        Financial Data Schedule.
----------

    * Filed herewith

(1) Previously filed, as of January 5, 1996, pursuant to the Company's Registration Statement on Form SB-2 (No. 333-116).

(2) Previously filed, as of December 8, 1992, pursuant to the Company's Registration Statement on Form S-18 (No. 33-55562-NY).

(3) Previously filed, as of July 9, 1993, pursuant to Amendment No. 2 to the Company's Registration Statement of
     Form S-18 (No. 33-55562-NY).

(4) Previously filed, as of August 15, 1995, as an exhibit to the Company's Current Report on Form 8-K.

(5) Previously filed, as of December 28, 1995, as an exhibit to the Company's Current Report on Form 10-KSB.

(6) Previously filed, as of February 21, 1997, as an exhibit to the Company's Current Report on Form 8-K.

(7) Previously filed, as of August 8, 1996, as an exhibit to the Company's Current Report on Form 8-K.

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

(9) Previously filed, as of November 6, 1997, as an exhibit to the Company's Annual Report on Form 10-K.

(10) Previously filed, as of January 20, 1998, as an exhibit to the Company's Current Report on Form 8-K.

(11) Previously filed, as of February 19, 1998, as an exhibit to the Company's Current Report on Form 8-K.

(12) Previously filed, as of November 6, 1998, pursuant to the Company's Registration Statement on Form S-4 (No. 333-66955).

(13) Previously filed, as of December 29, 1998, as an exhibit to the Company's Annual Report on Form 10-K.

(14) Previously filed, as of October 12, 1999, as an exhibit to the Company's Current Report on Form 8-K.

(15) Previously filed, as of February 12, 1999, as Exhibit A to the Company's Proxy Statement on Schedule 14A.

    (b) Reports on Form 8-K:

          (1) On July 27, 1999, the Company filed a Current Report on Form 8-K which reported the issuance of a press release on June 30, 1999 announcing the acquisition of America's Rent-To-Own Center, Inc.

          (2) On August 16, 1999, the Company filed a Current Report on Form 8-K announcing the election of Jacqueline E. Woods to the Board of Directors.

          (3) On August 31, 1999, the Company filed a Current Report on Form 8-K announcing the resignation of Gerald A. Ryan as Chairman of the Board of the Company.

          (4) On September 24, 1999, the Company filed a Current Report on Form 8-K which reported the issuance of a press release on September 15, 1999 announcing the signing of a definitive agreement to acquire the stock of RentaVision, Inc.

          (5)     On October 12,  1999,  the Company  filed a Current  Report on
                  Form  8-K  disclosing   the  completion  of  the   RentaVision
                  acquisition and attaching the exhibits required under Item 7.

          (6) On October 21, 1999, the Company filed a Current Report on Form 8-K in response to numerous inquiries regarding the decline in the price of its common stock.

          (7) On December 3, 1999, the Company filed a Current Report on Form 8-K/A amending the Current Report on Form 8-K filed October 12, 1999 to file the financial statements and pro forma financial information required under Item 7.

                                  Exhibit 10.4

                                 RENT-WAY, INC.

                              EMPLOYMENT AGREEMENT
                              --------------------

         THIS AGREEMENT is made as of October 1, 1998, and has been entered into between Rent-Way, Inc., a Pennsylvania corporation with its principal offices at One RentWay Place, Erie, Pennsylvania 16505 (the "Employer" or "Company"), and William E. Morgenstern (the "Employee").

     WHEREAS, the Company desires to employ the Employee on the terms and conditions set forth herein; and

     WHEREAS, the Employee desires to be employed by the Company on the terms and conditions set forth herein;

         NOW, THEREFORE, the Company and the Employee agree as follows:

     I.  EMPLOYMENT.
         ----------
The Company hereby employs the Employee, and the Employee hereby accepts continue employment, upon the terms and conditions hereinafter set forth.

     II. TERM.
         ----
Subject to the provisions of termination as hereinafter provided, the term of this Agreement shall begin on October 1, 1998 and shall terminate on
September 30, 2001 (being three years after the commencement date); provided, however, that commencing on the date which is one year prior to the date of termination, and on each anniversary of such date (such date and the date of each anniversary thereof being a "Renewal Date"), the term shall be automatically extended so to terminate two (2) years from such Renewal Date, unless at least sixty (60) days prior to such Renewal Date either party hereto gives notice to the other that the term shall not be so extended.

     III. POSITION AND DUTIES.
          -------------------
During the term of this Agreement, the Employee shall serve as a President and Chief Executive Officer of the Company with at least such statutory duties and responsibilities as exist as of the date hereof and with such duties and responsibilities as may be provided in the By-Laws of the Company. The place of employment shall be at the principal executive offices of the Company in Erie, Pennsylvania. The Employee agrees to devote all of his business time, skill, attention and best efforts during normal business hours to the business of
the  Company  to  the  extent   necessary  to  discharge  the responsibilities
assigned during the term of employment hereunder, except for service on other corporation, civic or charitable boards or committees not significantly interfering with the Employee's duties hereunder and usual, ordinary and customary periods of vacation.

IV.      COMPENSATION.
         ------------
     A. Base Salary.
        -----------
For all services rendered by Employee under this Agreement,
the Company shall pay a base salary of $300,000 per year during the first year of the Agreement. The Employee will receive annual salary increases for the second and the third years of the Agreement equivalent to 5% of the base salary for each 10% increase in annual revenues. (For instance, if FY1998 revenues were $200 million and FY1999 revenues are $400 million (a 100% increase), then for FY1999 the Employee's compensation would increase by 50% to $450,000). Commencing the fourth year of the Agreement (if extended in accordance with paragraph 2 herein), the Employee's salary will be increased to reflect the percentage increase in the Consumer Price Index for Western Pennsylvania (the "CPI") for the most recently completed year. Upon issuance of the CPI for the Western Pennsylvania region, Employee's Base Salary will be increased retroactively to October of the year following the year for which the CPI is issued. The Employee's salary will be paid in installments in conformity with the regular payroll practices of the Company. The Employee's salary shall also be reviewed annually by the Compensation Committee of the Board of Directors of the Company and may be increased on the basis of individual and corporate performance, by criteria and standards determined by the Compensation Committee. Any increase in Salary or other compensation shall in no way limit or reduce any other obligation of the Company to the Employee, and once established, and the Employee's increased Base Salary shall not thereafter be reduced.

     B. Incentive  Compensation;  Bonuses.
        ---------------------------------
In addition to the Base Salary,  the
Employee shall be entitled to (i) participate in such incentive plans (including the right to defer such bonus) made available by the Company to its executives and key employees and (ii) to receive such additional bonus or discretionary compensation payments as the Board of Directors of the Company or the Compensation Committee may determine from time to time. Incentive plan participation and additional bonus or discretionary compensation payments shall be reviewed annually by the Compensation Committee of the Board of Directors and shall be awarded, on the basis of corporate performance, by criteria and standards established by the Board of Directors of the Compensation Committee of the Board, in their sole discretion.

     C. Expenses.
        --------
During the term of employment hereunder, the Employee shall be entitled to receive prompt reimbursement for all reasonable expenses incurred in accordance with the policies and procedures of the Company, as may be in force from time to time.

     D. Benefits.
        --------
During the term of employment, the Employee shall be entitled to receive a package of benefits that includes all of the programs, plans and perquisites currently provided by the Company to its employees, as long as such programs, plans and perquisites are continued by the Company.

         V.TERMINATION.
           -----------
     A.  Termination for Disability.
         --------------------------
In the event that Employee shall have been
prevented from substantially rendering the services required under this Agreement by reason of his disability (as confirmed by medical authority satisfactory to the Company and Social Security guidelines) for a period of six
(6) consecutive months (or 180 days), the Company shall have the right to terminate this Agreement upon thirty (30) days written notice, provided such disability continues during said notice period.

     B. Termination for Employee's  Breach.
        ----------------------------------
The Company shall have the right to
terminate this Agreement and the employment hereunder if Employee violates his responsibilities under paragraph 3 of this Agreement and such violation continues after the Employee's having received notice of such violation and thirty (30) days to cure such violation(s) to the satisfaction of the Company's Board of Directors. The Company may immediately terminate this Agreement upon
(i) determination by the Company's Board of Directors that Employee has willfully defaulted on a material obligation of this Agreement, (ii)
determination by the Company's Board of Directors that there has been a defalcation of the Company's funds by the Employee, (iii) conviction of Employee on a felony charge or conviction of a misdemeanor which impairs the Employee's ability to substantially perform his duties with the Company, or (iv) determination by the Company's Board of Directors that the Employee has had unauthorized discussions of the Company's business activities or improperly disclosed trade secrets or confidential information concerning the Company's business activities or proposed business activities. At such time as the Company's Board of Directors addresses such charges, the Employee may submit a written statement regarding such claims and present a defense against such claims.

     C.  Termination  for  Employer's  Breach.
         ------------------------------------
Employee shall have the right to
terminate this Agreement if the Company materially breaches any of the provisions hereof and such breach is not cured within thirty (30) days after the Company has received written notice from the Employee. In such event, or in the event of a wrongful termination of the Employee, all moneys due to the Employee through the term of this Agreement shall be paid by the Company in a lump sum amount within thirty (30) days of the Employee's termination, with bonuses to be paid when earned through the remainder of the term of this Agreement. Employee shall have no obligation to mitigate any losses or damages incurred as a result of such termination.

     D. Termination by Death. If employment terminates by reason of the Employee's death, the Company will pay the Employee's estate a lump sum payment equivalent to six (6) months salary; other benefits will be determined in accordance with the Company's survivor's benefits, insurance and other applicable programs and plans, then in effect.

     VI. CONFIDENTIAL AND PROPRITARY INFORMATION.
         ---------------------------------------
     Employee agrees to keep secret all confidential information, trade secrets or proprietary information acquired by the Employee during his employment concerning the business and affairs of the
Company (the "Information") and further agrees for a period of one (1) year after the termination of his employment, for any reason, not to disclose any such Information to any person, firm or corporation other than as directed by the Employer, unless and until such Information becomes known outside of the company (other than through a violation by the Employee of his obligations hereunder). Employee agrees, upon the Company's request, to execute a confidential nondisclosure agreement, if requested.

         VII. MISCELLANEOUS PROVISIONS.
              ------------------------

     A. Successors.
        ----------
The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform if no such succession had taken place. Failure of the Company to obtain such assumption and agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle the Employee to compensation from the Company in the same amount and on the same terms as the Employee is entitled to hereunder if the Employee terminated his employment for good cause.

     B. Binding Agreement.
        ------------------
This Agreement shall inure to the benefit  of  and  be   enforceable   by  the
Employee's   personal   or  legal representatives,  executors,  administrators,
successors, heirs, distributees, devisees and legatees. If the Employee should die while any amount would still be payable to the Employee hereunder if the Employee had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement, to the employee's devisee, legatee or other designee, or, if there is not such designee, to the Employees's estate.

     C. Notices and Communications.
        ------------------------------
All notices and communications hereunder shall be in writing and shall be hand delivered or sent postage prepaid by registered or certified mail, return receipt requested, to the addresses first written or to such other address of which notice shall have been given in the manner herein provided.

     D. Entire Agreement; Non-Assignment.
        ---------------------------------
This Agreement may not be modified, amended, changed or discharged, except by writing signed by the parties hereto, and then and only to the extent set forth in the writing. This Agreement shall be binding upon and inure to the benefit of the parties hereto, and any administrator, executor and successor of the Company. This Agreement may not be assigned by either of the parties without the prior written consent of the other party.

     E. Validity; Governing Law.
        ------------------------
The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shallremain in full force and effect. The validity, interpretation, construction and performance of this Agreement shall be governed by and under the laws of the Commonwealth of Pennsylvania.

     (6) Legal Expenses.
         --------------
All legal fees and expenses incurred by
the Employee in attempts to receive the benefits granted hereunder or to enforce this Agreement or any of its terms will be paid by the Company providing that Employee's claims are not dismissed in a summary proceeding.

         IN WITNESS WHEREOF, the parties have executed this Employment Agreement to be effective as of the day and the year first written above.


EMPLOYEE:                                   RENT-WAY, INC.


__________________________          By: ______________________________
William E. Morgenstern                    (Authorized Officer)

                                  Exhibit 10.5

                                 RENT-WAY, INC.

                              EMPLOYMENT AGREEMENT


         THIS AGREEMENT is made as of October 1, 1998, and has been entered into between Rent-Way, Inc., a Pennsylvania corporation with its principal offices at One RentWay Place, Erie, Pennsylvania 16505 (the "Employer" or "Company"), and Jeffrey A. Conway (the "Employee").

     WHEREAS, the Company desires to employ the Employee on the terms and conditions set forth herein; and

     WHEREAS, the Employee desires to be employed by the Company on the terms and conditions set forth herein;

         NOW, THEREFORE, the Company and the Employee agree as follows:

     I.  EMPLOYMENT.
         ----------
The Company hereby employs the Employee, and the Employee hereby accepts continue employment, upon the terms and conditions hereinafter set forth.

     II. TERM.
         ----
Subject to the provisions of termination as hereinafter provided, the term of this Agreement shall begin on October 1, 1998 and shall terminate on September 30, 2001 (being three years after the commencement date); provided, however, that commencing on the date which is one year prior to the date of termination, and on each anniversary of such date (such date and the date of each anniversary thereof being a "Renewal Date"), the term shall be automatically extended so to terminate two (2) years from such Renewal Date, unless at least sixty (60) days prior to such Renewal Date either party hereto gives notice to the other that the term shall not be so extended.

     III.  POSITION  AND  DUTIES.
           ---------------------
During  the term of this
Agreement, the Employee shall serve as a Vice-President and Chief Financial Officer of the Company with at least such statutory duties and responsibilities as exist as of the date hereof and with such duties and responsibilities as may be provided in the By-Laws of the Company. The place of employment shall be at the principal executive offices of the Company in Erie, Pennsylvania. The Employee agrees to devote all of his business time, skill, attention and best efforts during normal business hours to the business of the Company to the extent necessary to discharge the responsibilities assigned during the term of employment hereunder, except for service on other corporation, civic or
charitable  boards  or  committees  not   significantly   interfering  with  the
Employee's duties hereunder and usual, ordinary and customary periods of vacation.

         IV.      COMPENSATION.
                  ------------
     A. Base Salary.
        -----------
For all services rendered by Employee under this Agreement, the Company shall pay a base salary of $180,000 per year during the first year of the Agreement. The Employee will receive annual salary increases for the second and the third years of the Agreement equivalent to 5% of the base salary for each 10% increase in annual revenues. (For instance, if FY1998 revenues were $200 million and FY1999 revenues are $400 million (a 100% increase), then for FY1999 the Employee's compensation would increase by 50% to $270,000). Commencing the fourth year of the Agreement (if extended in accordance with paragraph 2 herein), the Employee's salary will be increased to reflect the percentage increase in the Consumer Price Index for Western Pennsylvania (the "CPI") for the most recently completed year. Upon issuance of the CPI for the Western Pennsylvania region Employee's Base Salary will be increased retroactively to October of the year following the year for which the CPI is issued. The Employee's salary will be paid in installments in conformity with the regular payroll practices of the Company. The Employee's salary shall also be reviewed annually by the Compensation Committee of the Board of Directors of the Company and may be increased on the basis of individual and corporate performance, by criteria and standards determined by the Compensation Committee. Any increase in Salary or other compensation shall in no way limit or reduce any other obligation of the Company to the Employee and once established, and the Employee's increased Base Salary shall not thereafter be reduced.

     B.  Incentive  Compensation;  Bonuses.
         ---------------------------------
In
addition to the Base Salary, the Employee shall be entitled to (i) participate in such incentive plans (including the right to defer such bonus) made available by the Company to its executives and key employees and (ii) to receive such additional bonus or discretionary compensation payments as the Board of Directors of the Company or the Compensation Committee may determine from time to time. Incentive plan participation and additional bonus or discretionary compensation payments shall be reviewed annually by the Compensation Committee of the Board of Directors and shall be awarded, on the basis of corporate performance, by criteria and standards established by the Board of Directors of the Compensation Committee of the Board, in their sole discretion.

     C. Expenses.
        --------
During the term of employment hereunder, the Employee shall be entitled to receive prompt reimbursement for all reasonable expenses incurred in accordance with the policies and procedures of the Company, as may be in force from time to time.

     D. Benefits.
        --------
During the term of employment, the Employee shall be entitled to receive a package of benefits that includes all of the programs, plans and perquisites currently provided by the Company to its employees, as long as such programs, plans and perquisites are continued by the Company.

         V.TERMINATION.
           -----------

     A. Termination for Disability.
        ---------------------------
In the event
that Employee shall have been prevented from substantially rendering the services required under this Agreement by reason of his disability (as confirmed by medical authority satisfactory to the Company and Social Security guidelines) for a period of six (6) consecutive months (or 180 days), the Company shall have the right to terminate this Agreement upon thirty (30) days written notice, provided such disability continues during said notice period.

     B.  Termination for Employee's  Breach.
         ----------------------------------
The Company shall have the right to terminate this Agreement and the employment hereunder if Employee violates his responsibilities under paragraph 3 of this Agreement and such violation continues after the Employee's having received notice of such violation and thirty (30) days to cure such violation(s) to the satisfaction of the Company's Board of Directors. The Company may immediately terminate this Agreement upon (i) determination by the Company's Board of Directors that Employee has willfully defaulted on a material obligation of this Agreement, (ii) determination by the Company's Board of Directors that there has been a defalcation of the Company's funds by the Employee, (iii) conviction of Employee on a felony charge or conviction of a misdemeanor which impairs the Employee's ability to substantially perform his duties with the Company, or (iv) determination by the Company's Board of Directors that the Employee has had unauthorized discussions of the Company's business activities or improperly disclosed trade secrets or confidential information concerning the Company's business activities or proposed business activities. At such time as the Company's Board of Directors addresses such charges, the Employee may submit a written statement regarding such claims and present a defense against such claims.

     C.  Termination  for Employer's  Breach.
         -----------------------------------
Employee shall have the right to terminate this Agreement if the Company materially breaches any of the provisions hereof and such breach is not cured within thirty (30) days after the Company has received written notice from the Employee. In such event, or in the event of a wrongful termination of the Employee, all moneys due to the Employee through the term of this Agreement shall be paid by the Company in a lump sum amount within thirty (30) days of the Employee's termination, with bonuses to be paid when earned through the remainder of the term of this Agreement. Employee shall have no obligation to mitigate any losses or damages incurred as a result of such termination.

     D. Termination by Death.
        ---------------------
If employment terminates by
reason of the Employee's death, the Company will pay the Employee's estate a lump sum payment equivalent to six (6) months salary; other benefits will be determined in accordance with the Company's survivor's benefits, insurance and other applicable programs and plans, then in effect.

     VI. CONFIDENTIAL AND PROPRITARY INFORMATION.
         ---------------------------------------
Employee  agrees  to  keep  secret  all
confidential information, trade secrets or proprietary information acquired by the Employee during his employment concerning the business and affairs of the Company (the "Information") and further agrees for a period of one (1) year after the termination of his employment, for any reason, not to disclose any such Information to any person, firm or corporation other than as directed by the Employer, unless and until such Information becomes known outside of the company (other than through a violation by the Employee of his obligations hereunder). Employee agrees, upon the Company's request, to execute a confidential nondisclosure agreement, if requested.

         VII.MISCELLANEOUS PROVISIONS.
             ------------------------

     A. Successors.
        ----------
The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform if no such succession had taken place. Failure of the Company to obtain such assumption and agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle the Employee to compensation from the Company in the same amount and on the same terms as the Employee is entitled to hereunder if the Employee terminated his employment for good cause.

     B. Binding Agreement.
        -----------------
This Agreement shall inure to the
benefit  of  and  be   enforceable   by  the   Employee's   personal   or  legal
representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If the Employee should die while any amount would still be payable to the Employee hereunder if the Employee had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement, to the employee's devisee, legatee or other designee, or, if there is not such designee, to the Employees's estate.

     C. Notices and Communications.
        ---------------------------
All notices
and communications hereunder shall be in writing and shall be hand delivered or sent postage prepaid by registered or certified mail, return receipt requested, to the addresses first written or to such other address of which notice shall have been given in the manner herein provided.

     D. Entire Agreement; Non-Assignment.
        ---------------------------------
This
Agreement may not be modified, amended, changed or discharged, except by writing signed by the parties hereto, and then and only to the extent set forth in the writing. This Agreement shall be binding upon and inure to the benefit of the parties hereto, and any administrator, executor and successor of the Company. This Agreement may not be assigned by either of the parties without the prior written consent of the other party.

     E.  Validity;  Governing  Law.
         -------------------------
The invalidity or
unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect. The validity, interpretation, construction and performance of this Agreement shall be governed by and under the laws of the Commonwealth of Pennsylvania.

     (6) Legal Expenses.
         --------------
All legal fees and expenses incurred by
the Employee in attempts to receive the benefits granted hereunder or to enforce this Agreement or any of its terms will be paid by the Company providing that Employee's claims are not dismissed in a summary proceeding.

         IN WITNESS WHEREOF, the parties have executed this Employment Agreement to be effective as of the day and the year first written above.


EMPLOYEE:                                   RENT-WAY, INC.


__________________________          By: ______________________________
Jeffrey A. Conway                            (Authorized Officer)

                                  Exhibit 10.6

                                 RENT-WAY, INC.

                              ENGAGEMENT AGREEMENT


     THIS AGREEMENT is made as of October 1, 1999, and has been entered into between Rent-Way, Inc., a Pennsylvania corporation with its principal offices at One RentWay Place, Erie, Pennsylvania 16505 (the "Company"), and G. A. Ryan ("Ryan"), 10 Peninsula Drive, Erie, Pa. 16505.

     WHEREAS, the Company desires to engage the services of Ryan on the terms and conditions set forth herein; and

     WHEREAS, Ryan desires to be engaged by the Company on the terms and conditions set forth herein;

         NOW, THEREFORE, the Company and Ryan agree as follows:

     I.  ENGAGEMENT.
         ----------
The Company hereby engages the services of Ryan, and Ryan hereby accepts continued engagement, upon the terms and conditions hereinafter set forth.

     II. TERM.
         ----
Subject to the provisions of termination as hereinafter provided, the term of this Agreement shall begin on October 1, 1999, and shall terminate on September 30, 2009 (being ten (10) years after the commencement date).

     III.  POSITION AND DUTIES.
           -------------------
During the term of this  Agreement,  Ryan shall
serve as a Consultant to the Company with such duties and responsibilities as may be assigned by the Company's Board of Directors. The place of engagement shall be at the principal executive offices of the Company in Erie,
Pennsylvania. Ryan agrees to devote a sufficient amount of his business time, skill, attention and best efforts during normal business hours to the business of the Company to the extent necessary to discharge the responsibilities assigned during the term of engagement hereunder, it being understood that Ryan is involved with various other business activities. However, no other work-related activities of Ryan shall be in competition with any of the Company's activities and such activities shall be disclosed to the Company's Board of Directors.

         IV.      COMPENSATION.
                  ------------

     A.  Base  Compensation.
         ------------------
For all services rendered by Ryan under this Agreement, the Company shall pay Ryan compensation of $100,000 per year ("Base Compensation"), which Base Compensation will be increased to reflect the percentage increase in the Consumer Price Index for Western Pennsylvania (the "CPI") for the most recently completed year. Upon issuance of the CPI for the Western Pennsylvania region, Ryan's Base Compensation will be increased retroactively to January of the year following the year for which the CPI is issued. The Base Compensation will be paid in installments in conformity with the regular payroll practices of the Company. The Base Compensation shall also be reviewed annually by the Compensation Committee of the Board of Directors of the Company and may be increased on the basis of individual and corporate performance, by criteria and standards determined by the Compensation Committee. Any increase in Base Compensation or other compensation shall in no way limit or reduce any other obligation of the Company, hereunder, and once established at an increased specified rate, Ryan's Base Compensation hereunder shall not thereafter be reduced.

     B.  Expenses.
         --------
During the term of engagement hereunder, Ryan shall be entitled to receive prompt reimbursement for all reasonable expenses incurred in accordance with the policies and procedures of the Company, as may be in force from time to time.

     C.  Benefits.
         --------
During the term of engagement hereunder, Ryan shall be entitled to receive a package of benefits that includes all of the programs, plans and perquisites currently provided to Ryan by the Company, as long as such programs, plans and perquisites are continued by the Company.

     V.  TERMINATION.
         -----------

     A.  Termination  for  Disability.
         ----------------------------
In the event  that Ryan  shall have been
prevented from substantially rendering the services required under this Agreement by reason of his disability (as confirmed by medical authority satisfactory to the Company and Social Security guidelines) for a period of six
(6) consecutive months (or 180 days), the Company shall have the right to terminate this Agreement upon thirty (30) days written notice, provided such disability continues during said notice period.

     B.  Termination  for Ryan's  Breach.
         -------------------------------
The  Company  shall have the right to
terminate  this Agreement  and  the  employment
hereunder if Ryan violates his responsibilities under paragraph 3 of this Agreement and such violation continues after Ryan's having received notice of such violation and thirty (30) days to cure such violation(s) to the satisfaction of the Company's Board of Directors. The Company may immediately terminate this Agreement upon (i) determination by the Company's Board of Directors that Ryan has willfully defaulted on a material obligation of this Agreement, (ii) determination by the Company's Board of Directors that there has been a defalcation of the Company's funds by Ryan, (iii) conviction of Ryan on a felony charge or conviction of a misdemeanor which impairs Ryan's ability to substantially perform his duties with the Company, or (iv) determination by the Company's Board of Directors that Ryan has had unauthorized discussions of the Company's business activities or improperly disclosed trade secrets or confidential information concerning the Company's business activities or proposed business activities. At such time as the Company's Board of Directors addresses such charges, Ryan may submit a written statement regarding such claims and present a defense against such claims.

     C. Termination for Company's Breach.
        --------------------------------
Ryan
shall have the right to terminate this Agreement if the Company materially breaches any of the provisions hereof and such breach is not cured within thirty
(30) days after the Company has received written notice from Ryan. In such event, or in the event of a wrongful termination of Ryan, all moneys due to Ryan through the term of this Agreement shall be paid by the Company in a lump sum amount within thirty (30) days of Ryan's termination with bonuses to be paid when earned through the remainder of the term of this Agreement. Ryan shall have no obligation to mitigate any losses or damages incurred as a result of such termination.

     D. Termination by Death.
        ---------------------
If employment terminates by
reason of Ryan's death, the Company will pay Ryan's estate a lump sum payment equivalent to twelve (12) months compensation; other benefits will be determined in accordance with the Company's survivor's benefits, insurance and other applicable programs and plans, then in effect.

     VI.  CONFIDENTIAL AND PROPRIETARY  INFORMATION.
          -----------------------------------------
Ryan agrees to keep secret
all confidential information, trade secrets or proprietary information acquired by Ryan during his employment concerning the business and affairs of the Company (the "Information") and further agrees for a period of one (1) year after the termination of his employment, for any reason, not to disclose any such Information to any person, firm or corporation other than as directed by the Company, unless and until such Information becomes known outside of the Company (other than through a violation by Ryan of his obligations hereunder). Ryan also agrees, upon the Company's request, to execute a confidential nondisclosure agreement if requested.

     VII. MISCELLANEOUS PROVISIONS.
          ------------------------
A. Successors.
   ----------
The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. Failure of the Company to obtain such assumption and agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle Ryan to compensation from the Company in the same amount and on the same terms as Ryan is entitled to hereunder if Ryan terminated his engagement for good cause.

     B. Binding  Agreement.
        ------------------
This Agreement shall inure to the benefit of and be
enforceable by Ryan's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If Ryan should die while any amount would still be payable to Ryan hereunder if Ryan had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement, to Ryan's devisee, legatee or other designee or, if there is not such designee, to Ryan's estate.

     C. Notices and  Communications.
        ---------------------------
All notices and communications hereunder shall be in writing and shall be hand delivered or sent postage prepaid by registered or certified mail, return receipt requested, to the addresses first written or to such other address of which notice shall have been given in the manner herein provided.

     D. Entire  Agreement;  Non-Assignment.
        ----------------------------------
This Agreement may not be modified,
amended, changed or discharged, except by writing signed by the parties hereto and then and only to the extent set forth. This Agreement shall be binding upon and inure to the benefit of the parties hereto, and any administrator, executor and successor of the Company. This Agreement may not be assigned by either of the parties without the prior written consent of the other party.

     E.  Validity;  Governing  Law.
         -------------------------
The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect. The validity, interpretation, construction and performance of this Agreement shall be governed by and under the laws of the Commonwealth of Pennsylvania.


     (6)  Legal  Expenses.
          ---------------
All legal fees and expenses incurred by Ryan in attempts to receive the benefits granted hereunder or to enforce this Agreement or any of its terms will be paid by the Company providing that Ryan's claims are not dismissed in a summary proceeding.

         IN WITNESS WHEREOF, the parties have executed this Employment Agreement to be effective as of the day and year first written above.


ATTEST:                                     RENT-WAY, INC.


__________________________          By: ___________________________
                                           (Authorized Officer)


ATTEST:


--------------------------           ------------------------------
                                          G. A. Ryan

                                  Exhibit 10.16


                     $100,000,000 REVOLVING CREDIT FACILITY
                            $125,000,000 TERM LOAN A
                            $100,000,000 TERM LOAN B



                                CREDIT AGREEMENT

                                  by and among

                      RENT-WAY, INC., RENTAVISION INC. and
                             RENT-WAY OF TTIG, L.P.

                                       and

                            THE LENDERS PARTY HERETO

                                       and

           NATIONAL CITY BANK OF PENNSYLVANIA, as Administrative Agent

                                       and

                  BANK OF AMERICA, N.A. as Documentation Agent

                                       and

                        BANK OF MONTREAL and HARRIS TRUST
                     AND SAVINGS BANK, as Syndication Agents







                         Dated as of September 23, 1999



                                TABLE OF CONTENTS

Section                                                                                                        Page

                                     - vii




1.    CERTAIN DEFINITIONS.........................................................................................1
   1.1   Certain Definitions......................................................................................1
   1.2   Construction............................................................................................22
      1.2.1    Number; Inclusion.................................................................................22
      -----    -----------------
      1.2.2    Determination.....................................................................................22
      -----    -------------
      1.2.3    Administrative Agent's Discretion and Consent.....................................................22
      -----    ---------------------------------------------
      1.2.4    Documents Taken as a Whole........................................................................22
      -----    --------------------------
      1.2.5    Headings..........................................................................................22
      -----    --------
      1.2.6    Implied References to this Agreement..............................................................23
      -----    ------------------------------------
      1.2.7    Persons...........................................................................................23
      -----    -------
      1.2.8    Modifications to Documents........................................................................23
      -----    --------------------------
      1.2.9    From, To and Through..............................................................................23
      -----    --------------------
      1.2.10   Shall; Will.......................................................................................23
      ------   -----------
   1.3   Accounting Principles...................................................................................23
   ---   ---------------------


2.    REVOLVING CREDIT AND SWING LOAN FACILITIES.................................................................24
   2.1   Revolving Credit Commitments............................................................................24
      2.1.1    Revolving Credit Loans............................................................................24
      2.1.2    Swing Loan Commitments............................................................................24
   2.2   Nature of Lenders' Obligations with Respect to Revolving Credit Loans...................................24
   ---   ---------------------------------------------------------------------
   2.3   Commitment Fees.........................................................................................25
   ---   ---------------
   2.4   [Intentionally Omitted].................................................................................25
   ---   ------------------------
   2.5   Revolving Credit Loan Requests; Swing Loan Requests.....................................................25
   ---   ---------------------------------------------------
      2.5.1    Revolving Credit Loan Requests....................................................................25
      2.5.2    Swing Loan Requests...............................................................................26
   2.6   Making Revolving Credit Loans and Swing Loans...........................................................26
      2.6.1    Making Revolving Credit Loans.....................................................................26
      2.6.2    Making Swing Loans................................................................................26
   2.7   Revolving Credit Notes; Swing Loan Note.................................................................27
      2.7.1    Revolving Credit Notes............................................................................27
      2.7.2    Swing Loan Note; Borrowings to Repay Swing Loans..................................................27
   2.8   Use of Proceeds.........................................................................................27
   ---   ---------------
   2.9   Letter of Credit Subfacility............................................................................28
   ---   ----------------------------
      2.9.1    Issuance of Letters of Credit.....................................................................28
      -----    -----------------------------
      2.9.2    Letter of Credit Fees.............................................................................28
      -----    ---------------------
      2.9.3    Disbursements, Reimbursement......................................................................28
      -----    ----------------------------
      2.9.4    Repayment of Participation Advances...............................................................30
      -----    -----------------------------------
      2.9.5    Documentation.....................................................................................30
      -----    -------------
      2.9.6    Determinations to Honor Drawing Requests..........................................................31
      -----    ----------------------------------------
      2.9.7    Nature of Participation and Reimbursement Obligations.............................................31
      -----    -----------------------------------------------------
      2.9.8    Indemnity.........................................................................................32
      -----    ---------
      2.9.9    Liability for Acts and Omissions..................................................................32
      -----    --------------------------------


3.    TERM LOANS.................................................................................................33
   3.1   Term Loan Commitments...................................................................................33
      3.1.1    Term Loan A Commitments...........................................................................33
      3.1.2    Term Loan B Commitments...........................................................................33
   3.2   Nature of Lenders' Obligations with Respect to Term Loans...............................................33
   ---   ---------------------------------------------------------
   3.3   Term Loan Notes.........................................................................................34
   ---   ---------------
   3.4   Use of Proceeds.........................................................................................34
   ---   ---------------


4.    INTEREST RATES.............................................................................................34
   4.1   Interest Rate Options...................................................................................35
      4.1.1    Revolving Credit Interest Rate Options............................................................35
      -----    --------------------------------------
      4.1.2    Term Loan A Interest Rate Options.................................................................35
      -----    ---------------------------------
      4.1.3    Term Loan B Interest Rate Options.................................................................36
      -----    ---------------------------------
      4.1.4    Rate Quotations...................................................................................36
      -----    ---------------
   4.2   Interest Periods........................................................................................36
      4.2.1    Ending Date and Business Day......................................................................37
      4.2.2    Amount of Borrowing Tranche.......................................................................37
      4.2.3    Termination Before Expiration Date................................................................37
      4.2.4    Renewals..........................................................................................37
   4.3   Interest After Default..................................................................................37
      4.3.1    Letter of Credit Fees, Interest Rate..............................................................37
      4.3.2    Other Obligations.................................................................................37
      4.3.3    Acknowledgment....................................................................................37
   4.4   Euro-Rate Unascertainable; Illegality; Increased Costs; Deposits Not Available..........................38
      4.4.1    Unascertainable...................................................................................38
      4.4.2    Illegality; Increased Costs; Deposits Not Available...............................................38
      4.4.3    Administrative Agent's and Lender's Rights........................................................38
   4.5   Selection of Interest Rate Options......................................................................39
   ---   ----------------------------------


5.    PAYMENTS...................................................................................................39
   5.1   Payments................................................................................................39
   5.2   Pro Rata Treatment of Lenders...........................................................................40
   5.3   Interest Payment Dates..................................................................................40
   5.4   Voluntary Repayments....................................................................................40
      5.4.1    Right to Repay....................................................................................40
      -----    --------------
      5.4.2    Commitment Reductions.............................................................................42
      -----    ---------------------
      5.4.3    Replacement of a Lender...........................................................................42
      -----    -----------------------
      5.4.4    Change of Lending Office..........................................................................42
      -----    ------------------------
   5.5   Mandatory Prepayments...................................................................................43
      5.5.1    Excess Cash Flow..................................................................................43
      5.5.2    Sale of Assets; Issuance of Stock ................................................................43
      5.5.3    Application Among Interest Rate Options...........................................................44
   5.6   Additional Compensation in Certain Circumstances........................................................44
      5.6.1    Increased Costs or Reduced Return Resulting From Taxes, Reserves, Capital Adequacy Requirements,
      Expenses, Etc..............................................................................................44
      5.6.2    Indemnity.........................................................................................45


6.    REPRESENTATIONS AND WARRANTIES.............................................................................46
   6.1   Representations and Warranties..........................................................................46
      6.1.1    Organization and Qualification....................................................................46
      -----    ------------------------------
      6.1.2    Capitalization and Ownership......................................................................46
      -----    ----------------------------
      6.1.3    Subsidiaries......................................................................................46
      -----    ------------
      6.1.4    Power and Authority...............................................................................47
      -----    -------------------
      6.1.5    Validity and Binding Effect.......................................................................47
      -----    ---------------------------
      6.1.6    No Conflict.......................................................................................47
      -----    -----------
      6.1.7    Litigation........................................................................................48
      -----    ----------
      6.1.8    Title to Properties...............................................................................48
      -----    -------------------
      6.1.9    Financial Statements..............................................................................48
      -----    --------------------
      6.1.10   Use of Proceeds; Margin Stock.....................................................................49
      ------   -----------------------------
      6.1.11   Full Disclosure...................................................................................49
      ------   ---------------
      6.1.12   Taxes.............................................................................................49
      ------   -----
      6.1.13   Consents and Approvals............................................................................50
      ------   ----------------------
      6.1.14   No Event of Default; Compliance with Instruments..................................................50
      ------   ------------------------------------------------
      6.1.15   Patents, Trademarks, Copyrights, Licenses, Etc....................................................50
      ------   ----------------------------------------------
      6.1.16   Security Interests................................................................................50
      ------   ------------------
      6.1.17   Mortgage Liens....................................................................................51
      ------   --------------
      6.1.18   Status of the Pledge Collateral...................................................................51
      ------   -------------------------------
      6.1.19   Insurance.........................................................................................51
      ------   ---------
      6.1.20   Compliance with Laws..............................................................................52
      ------   --------------------
      6.1.21   Material Contracts; Burdensome Restrictions.......................................................52
      ------   -------------------------------------------
      6.1.22   Investment Companies; Regulated Entities..........................................................52
      ------   ----------------------------------------
      6.1.23   Plans and Benefit Arrangements....................................................................52
      ------   ------------------------------
      6.1.24   Employment Matters................................................................................53
      ------   ------------------
      6.1.25   Environmental Matters.............................................................................54
      ------   ---------------------
      6.1.26   Senior Debt Status................................................................................56
      ------   ------------------
      6.1.27   Year 2000.........................................................................................56
      ------   ---------
   6.2   Updates to Schedules....................................................................................56
   ---   --------------------


7.    CONDITIONS OF LENDING......................................................................................56
   7.1   First Loans.............................................................................................57
      7.1.1    Officer's Certificate.............................................................................57
      -----    ---------------------
      7.1.2    Secretary's Certificate...........................................................................57
      -----    -----------------------
      7.1.3    Delivery of Loan Documents........................................................................58
      -----    --------------------------
      7.1.4    Opinion of Counsel................................................................................58
      -----    ------------------
      7.1.5    Legal Details.....................................................................................58
      -----    -------------
      7.1.6    Payment of Fees...................................................................................59
      -----    ---------------
      7.1.7    Consents..........................................................................................59
      -----    --------
      7.1.8    Officer's Certificate Regarding MACs..............................................................59
      -----    ------------------------------------
      7.1.9    No Violation of Laws..............................................................................59
      -----    --------------------
      7.1.10   No Actions or Proceedings.........................................................................59
      ------   -------------------------
      7.1.11   Insurance Policies; Certificates of Insurance; Endorsements.......................................59
      ------   -----------------------------------------------------------
      7.1.12   Title Insurance...................................................................................60
      ------   ---------------
      7.1.13   Filing Receipts...................................................................................60
      ------   ---------------
      7.1.14   Amendment and Restatement of Existing Credit Agreement............................................60
      ------   ------------------------------------------------------
      7.1.15   Continuation of Subordination.....................................................................60
      ------   -----------------------------
      7.1.16   Consummation of Acquisition.......................................................................61
      ------   ---------------------------
   7.2   Each Additional Loan....................................................................................61
   ---   --------------------


8.    COVENANTS..................................................................................................61
   8.1   Affirmative Covenants...................................................................................61
      8.1.1    Preservation of Existence, Etc....................................................................61
      -----    ------------------------------
      8.1.2    Payment of Liabilities, Including Taxes, Etc......................................................62
      -----    --------------------------------------------
      8.1.3    Maintenance of Insurance..........................................................................62
      -----    ------------------------
      8.1.4    Maintenance of Properties and Leases..............................................................63
      -----    ------------------------------------
      8.1.5    Maintenance of Patents, Trademarks, Etc...........................................................63
      -----    ---------------------------------------
      8.1.6    Visitation Rights.................................................................................63
      -----    -----------------
      8.1.7    Keeping of Records and Books of Account...........................................................64
      -----    ---------------------------------------
      8.1.8    Plans and Benefit Arrangements....................................................................64
      -----    ------------------------------
      8.1.9    Compliance with Laws..............................................................................64
      -----    --------------------
      8.1.10   Use of Proceeds...................................................................................64
      ------   ---------------
      8.1.11   Further Assurances................................................................................65
      ------   ------------------
      8.1.12   Subordination of Intercompany Loans...............................................................65
      ------   -----------------------------------
      8.1.13   Interest Rate Protection..........................................................................65
      ------   ------------------------
   8.2   Negative Covenants......................................................................................66
      8.2.1    Indebtedness......................................................................................66
      8.2.2    Liens.............................................................................................66
      8.2.3    Guaranties........................................................................................66
      8.2.4    Loans and Investments.............................................................................67
      8.2.5    Dividends and Related Distributions...............................................................67
      8.2.6    Liquidations, Mergers, Consolidations, Acquisitions...............................................67
      8.2.7    Dispositions of Assets or Subsidiaries............................................................69
      8.2.8    Affiliate Transactions............................................................................70
      8.2.9    Subsidiaries, Partnerships and Joint Ventures.....................................................70
      8.2.10   Continuation of or Change in Business.............................................................70
      8.2.11   Plans and Benefit Arrangements....................................................................70
      8.2.12   Fiscal Year.......................................................................................71
      8.2.13   Issuance of Stock.................................................................................71
      8.2.14   Changes in Organizational Documents...............................................................72
      8.2.15   Capital Expenditures and Leases...................................................................72
      8.2.16   Maximum Leverage Ratio (Total Funded Debt)........................................................72
      8.2.17   Subordinated Loan Document Amendments.............................................................73
      8.2.18   Minimum Interest Coverage Ratio...................................................................73
      8.2.19   Minimum Net Worth.................................................................................73
      8.2.20   Fixed Charge Coverage Ratio.......................................................................73
      8.2.21   Rental Merchandise Usage..........................................................................73
      8.2.22   Prepayments on Subordinated Debt..................................................................74
   8.3   Reporting Requirements..................................................................................74
      8.3.1    Monthly Financial Statements......................................................................74
      8.3.2    Quarterly Financial Statements....................................................................74
      8.3.3    Annual Financial Statements.......................................................................75
      8.3.4    Certificate of the Borrower.......................................................................75
      8.3.5    Notice of Default.................................................................................76
      8.3.6    Notice of Litigation..............................................................................76
      8.3.7    Certain Events....................................................................................76
      8.3.8    Budgets, Forecasts, Other Reports and Information.................................................76
      8.3.9    Notices Regarding Plans and Benefit Arrangements..................................................77


9.    DEFAULT....................................................................................................79



                                                      - 101 -
                                          LIST OF SCHEDULES AND EXHIBITS

SCHEDULES

SCHEDULE 1.1(A)              -      PRICING GRID
SCHEDULE 1.1(B)              -      COMMITMENTS OF LENDERS AND ADDRESSES FOR NOTICES
SCHEDULE 1.1(P)              -      PERMITTED LIENS
SCHEDULE 6.1.1               -      QUALIFICATIONS TO DO BUSINESS
SCHEDULE 6.1.3               -      SUBSIDIARIES
SCHEDULE 6.1.7               -      LITIGATION
SCHEDULE 6.1.8               -      OWNED AND LEASED REAL PROPERTY
SCHEDULE 6.1.13              -      CONSENTS AND APPROVALS
SCHEDULE 6.1.15              -      PATENTS, TRADEMARKS, COPYRIGHTS, LICENSES, ETC.
SCHEDULE 6.1.18              -      PARTNERSHIP AGREEMENTS; LLC AGREEMENTS
SCHEDULE 6.1.19              -      INSURANCE POLICIES
SCHEDULE 6.1.21              -      MATERIAL CONTRACTS
SCHEDULE 6.1.23              -      EMPLOYEE BENEFIT PLAN DISCLOSURES
SCHEDULE 6.1.25              -      ENVIRONMENTAL DISCLOSURES
SCHEDULE 8.2.1               -      PERMITTED INDEBTEDNESS

EXHIBITS

EXHIBIT 1.1(A)               -      ASSIGNMENT AND ASSUMPTION AGREEMENT
EXHIBIT 1.1(C)(1)            -      COLLATERAL ASSIGNMENT
EXHIBIT 1.1(G)(1)            -      GUARANTOR JOINDER
EXHIBIT 1.1(G)(2)            -      GUARANTY AGREEMENT
EXHIBIT 1.1(I)(1)            -      INDEMNITY AGREEMENT
EXHIBIT 1.1(I)(2)            -      INTERCOMPANY SUBORDINATION AGREEMENT
EXHIBIT 1.1(M)               -      MORTGAGE
EXHIBIT 1.1(P)(1)            -      PATENT, TRADEMARK AND COPYRIGHT SECURITY AGREEMENT
EXHIBIT 1.1(P)(2)            -      PLEDGE AGREEMENT
EXHIBIT 1.1(R)               -      REVOLVING CREDIT NOTE
EXHIBIT 1.1(S)(1)            -      SECURITY AGREEMENT
EXHIBIT 1.1(S)(2)            -      SWING LOAN NOTE
EXHIBIT 1.1(T)(1)            -      TERM NOTE A
EXHIBIT 1.1(T)(2)            -      TERM NOTE B
EXHIBIT 2.5                  -      LOAN REQUEST
EXHIBIT 2.5.2                -      SWING LOAN REQUEST
EXHIBIT 7.1.4                -      OPINION OF COUNSEL
EXHIBIT 8.3.4                -      QUARTERLY COMPLIANCE CERTIFICATE

                                                 CREDIT AGREEMENT

                  THIS CREDIT AGREEMENT is dated as of September 23, 1999 and is made by and among RENT-WAY, INC., a Pennsylvania corporation (the "Borrower"), RENT-WAY OF TTIG, L.P., an Indiana Limited Partnership, and RENTAVISION INC., a New York corporation (Rent-Way of TTIG, L.P. and Rentavision Inc. are referred to herein collectively as the "Co-Borrowers" and each separately as a "Co-Borrower"), each of the Guarantors (as hereinafter defined), the LENDERS (as hereinafter defined), NATIONAL CITY BANK OF PENNSYLVANIA, in its capacity as administrative agent for the Lenders under this Agreement (hereinafter referred to in such capacity as the "Administrative Agent"), BANK OF AMERICA, N.A. in its capacity as documentation agent for the Lenders, and BANK OF MONTREAL and HARRIS TRUST AND SAVINGS BANK, in their capacity as syndication agents.

                                                    WITNESSETH:

                  WHEREAS, the Borrower and the Co-Borrowers have requested the Administrative Agent and the Lenders to provide (i) a revolving credit facility in an aggregate principal amount not to exceed $100,000,000, (ii) a term loan in the amount of $125,000,000 ("Term Loan A") and (iii) a term loan in the amount of $100,000,000 ("Term Loan B"); and

                  WHEREAS, the revolving credit facility shall be used to refinance certain existing indebtedness, for working capital purposes and general corporate purposes of the Borrower and its Subsidiaries including the development of additional retail locations; and the Term Loan A and Term Loan B shall be used to refinance certain existing indebtedness and to finance the Borrower's acquisition of the outstanding capital stock of Rentavision Inc.

                  NOW, THEREFORE, the parties hereto, in consideration of their mutual covenants and agreements hereinafter set forth and intending to be legally bound hereby, covenant and agree as follows:

1.       CERTAIN DEFINITIONS

                  1.1      Certain Definitions.

                  In addition to words and terms defined elsewhere in this Agreement, the following words and terms shall have the following meanings, respectively, unless the context hereof clearly requires otherwise:

     Acquiring Person shall mean any Person or group of two or more Persons (excluding the Management Group) acting as a partnership, limited partnership, syndicate, or other group for the purpose of acquiring, holding or disposing of Voting Stock of the Borrower, together with all affiliates and associates (as defined in Rule 12b-2 under the Securities and Exchange Act of 1934, as amended) of such Person or Persons.



     Acquisition shall mean the purchase by the Borrower of all the outstanding capital stock of Rentavision pursuant to the Acquisition Agreement.

     Acquisition Agreement shall mean the Stock Purchase Agreement dated as of September 15, 1999, among the Borrower, Rentavision and Robert J. Natoli.

     Acquisition Consideration shall mean, without duplication, the aggregate amount of cash and cash equivalents paid to the stockholders of Rentavision, the value of the shares of the Borrower issued to the stockholders of Rentavision, the value of any other property received by the stockholders of Rentavision in connection with the Acquisition and any Indebtedness incurred or assumed by the Borrower or its Subsidiaries pursuant to the Acquisition Agreement or any other Acquisition Document.

     Acquisition Documents shall mean the Acquisition Agreement and each of the other documents executed or delivered in connection with the Acquisition Agreement or relating to the Acquisition.

     Administrative Agent shall mean National City Bank of Pennsylvania, and its successors and assigns.

     Affiliate as to any Person shall mean any other Person (i) which directly or indirectly controls, is controlled by, or is under common control with such Person, (ii) which beneficially owns or holds 5% or more of any class of the voting or other equity interests of such Person, or (iii) 5% or more of any class of voting interests or other equity interests of which is beneficially owned or held, directly or indirectly, by such Person. Control, as used in this definition, shall mean the possession, directly or indirectly, of the power to direct or cause the direction of the management or policies of a Person, whether through the ownership of voting securities, by contract or otherwise, including the power to elect a majority of the directors or trustees of a corporation or trust, as the case may be.

     Agreement shall mean this Credit Agreement, as the same may be supplemented or amended from time to time, including all schedules and exhibits.

                           Annual  Statements shall have the meaning assigned to
that term in Section 6.1.9((i)).

     Applicable Commitment Fee Rate shall mean the percentage rate per annum based on the Leverage Ratio then in effect according to the pricing grid on
Schedule 1.1(A) below the heading "Commitment Fee." The Applicable Commitment Fee Rate shall be computed in accordance with the parameters set forth on
Schedule 1.1(A).

                           Applicable Margin shall mean, as applicable:

     (A)......the  percentage  spread  set forth on the  pricing  grid  attached hereto as Schedule 1.1(A) to be added to the Base Rate under the Base Rate Option based upon the Leverage Ratio.

     (B)......the  percentage  spread  set forth on the  pricing  grid  attached hereto as Schedule 1.1(A) to be added to the Euro-Rate under the Euro-Rate Option based upon the Leverage Ratio.

     Assignment and Assumption Agreement shall mean an Assignment and Assumption Agreement by and among a Purchasing Lender, a Transferor Lender and the Administrative Agent, as Administrative Agent and on behalf of the remaining Lenders, substantially in the form of Exhibit 1.1(A).

     Authorized Officer shall mean those individuals, designated by written notice to the
Administrative Agent from the Borrower and the Co-Borrowers, authorized to execute notices, reports and other documents on behalf of the Loan Parties required hereunder. The Borrower and the Co-Borrowers may amend such list of individuals from time to time by giving written notice of such amendment to the Administrative Agent.

     Base Net Worth shall mean the sum of $240,000,000 plus the amounts set forth in (i) (ii) and (iii) below which occur during the period from the Closing Date through the date of determination: (i) 75% of consolidated net income of the Borrower and its Subsidiaries for each fiscal year in which net income was earned (as opposed to a net loss) commencing with the fiscal year ended September 30, 2000, (ii) 90% of any increase in the Consolidated Net Worth resulting from a Permitted Acquisition and (iii) 90% of the amount of the net proceeds received by the Loan Parties from any offering consummated with respect to equity securities of the Borrower.

     Base Rate shall mean the greater of (i) the interest rate per annum announced from time to time by the Administrative Agent at its Principal Office as its then prime rate, which rate may not be the lowest rate then being charged commercial borrowers by the Administrative Agent, or (ii) the Federal Funds Effective Rate plus one half percent (1/2%) per annum.

     Base Rate Option shall mean either the Revolving Credit Base Rate Option, the Term Loan A Base Rate Option or the Term Loan B Base Rate Option.

     Benefit Arrangement shall mean at any time an "employee benefit plan," within the meaning of Section 3(3) of ERISA, which is neither a Plan nor a Multiemployer Plan and which is maintained, sponsored or otherwise contributed to by any member of the ERISA Group.

     Borrower shall mean Rent-Way, Inc., a corporation organized and existing under the laws of the Commonwealth of Pennsylvania.

     Borrowing Date shall mean, with respect to any Loan, the date for the making thereof or the renewal or conversion thereof at or to the same or a different Interest Rate Option, which shall be a Business Day.

     Borrowing Tranche shall mean specified portions of Loans outstanding as follows: (i) any Loans to which a Euro-Rate Option applies which become subject to the same

Interest Rate Option under the same Loan Request and which have the same Interest Period shall constitute one Borrowing Tranche, and (ii) all Loans to which the Base Rate Option applies shall constitute one Borrowing Tranche.

     Business Day shall mean any day other than a Saturday or Sunday or a legal holiday on which commercial banks are authorized or required to be closed for business in Pittsburgh, Pennsylvania.

     Co-Borrowers shall mean collectively, and Co-Borrower shall mean separately, Rent-Way of TTIG, L.P., a limited partnership organized and existing under the laws of the State of Indiana, and Rentavision Inc., a corporation organized and existing under the laws of the State of New York, provided however, that after giving effect to any merger of Rentavision into the Borrower in accordance with Section 8.2.6(1), all references to "Co-Borrowers" and "Co-Borrower" shall be deemed to be solely references to Rent-Way of TTIG, L.P.

                           Closing Date shall mean the Business Day on which the
first Loan shall be made, which
shall be September 23, 1999 or, if all the conditions specified in Section 7 have not been satisfied or waived by such date, not later than October 6, 1999, as designated by the Borrower by at least three (3) Business Days' advance notice to the Administrative Agent at its Principal Office, or such other date as the parties agree. The closing shall take place at 9:00 a.m., Pittsburgh time, on the Closing Date at the offices of Buchanan Ingersoll Professional Corporation, 301 Grant Street, Pittsburgh, Pennsylvania 15219, or at such other time and place as the parties agree.

     Collateral shall mean the Pledge Collateral, the UCC Collateral, the Intellectual Property Collateral and the Real Property.

     Collateral Assignments shall mean the Collateral Assignments in the form of Exhibit
1.1(C).

     Commitment  shall  mean as to any  Lender the  aggregate  of its  Revolving
Credit
Commitments, Term Loan A Commitments and Term Loan B Commitments, and in the case of National City, its Swing Loan Commitment, and Commitments shall mean the aggregate of the Revolving Credit Commitments, Term Loan A Commitments, Term Loan B Commitments and Swing Loan Commitment of all of the Lenders.

                           Commitment  Fee shall have the  meaning  assigned  to
that term in Section 2.3.

     Consideration shall mean with respect to any Permitted Acquisition, the aggregate of (i) the cash paid by any of the Loan Parties, directly or indirectly, to the seller in connection therewith, (ii) the capital stock of the Borrower or any Loan Party issued to the seller in connection therewith, (iii) the Indebtedness incurred or assumed by any of the Loan Parties, whether in favor of the seller or otherwise and whether fixed or contingent, (iv) any Guaranty given or incurred by any Loan Party in connection therewith, and (v) any other consideration given or obligation incurred by any of the Loan Parties in connection therewith.

     Consolidated Adjusted Cash Flow from Operations for any period of determination shall mean (i) the sum of net income, amortization, interest expense and income tax expense minus (ii) non-cash credits to net income, in each case of the Borrower and its Subsidiaries for such period determined and consolidated in accordance with GAAP. If the Borrower or any Loan Party shall have made one or more Permitted Acquisitions as permitted under Section 8.2.6(2) during the period of determination, Consolidated Adjusted Cash Flow from Operations for such period shall be adjusted on a pro forma basis reasonably acceptable to the Administrative Agent and based upon the historical financial statements reasonably acceptable to the Administrative Agent of the Person or assets acquired to give effect to such Permitted Acquisitions as if they had occurred at the beginning of such period. The pro forma adjustment shall include any income or loss attributable to the ownership interests or assets purchased, excluding in the case of a stock acquisition of the Person acquired any income on the historical financial statements attributable to stock or asset dispositions made prior to the time of the Permitted Acquisition. The pro forma adjustment shall exclude any income on the historical financial statements attributable to stock or assets acquired under the Permitted Acquisition which the Borrower or the Loan Party contemplate disposing of following the Permitted Acquisition. The pro forma adjustment shall not include any projected cost savings, cost reductions or similar synergistic adjustments forecasted by the Borrower based upon the Permitted Acquisition. Consolidated Adjusted Cash Flow from Operations shall also be adjusted on a pro forma basis reasonably acceptable to the Administrative Agent based upon the historical financial statements of Rentavision in the same manner and subject to the same criteria described above with respect to Permitted Acquisitions.

     Consolidated Cash Flow from Operations for any period of determination shall mean (i) the sum of net income, depreciation (excluding depreciation of Rental Merchandise), amortization, other non-cash charges to net income, interest expense and income tax expense minus (ii) non-cash credits to net income, in each case of the Borrower and its Subsidiaries for such period determined and consolidated in accordance with GAAP. If the Borrower or any Loan Party shall have made one or more Permitted Acquisitions as permitted under
Section 8.2.6(2) during the period of determination, Consolidated Cash Flow from Operations for such period shall be adjusted on a pro forma basis reasonably acceptable to the Administrative Agent and based upon the historical financial statements reasonably acceptable to the Administrative Agent of the Person or assets acquired to give effect to such Permitted Acquisitions as if they had occurred at the beginning of such period. The pro forma adjustment shall include any income or loss attributable to the ownership interests or assets purchased, excluding in the case of a stock acquisition of the Person acquired any income on the historical financial statements attributable to stock or asset dispositions made prior to the time of the Permitted Acquisition. The pro forma adjustment shall exclude any income on the historical financial statements attributable to stock or assets acquired under the Permitted Acquisition which the Borrower or the Loan Party contemplate disposing of following the Permitted Acquisition. The pro forma adjustment shall not include any projected cost savings, cost reductions or similar synergistic adjustments forecasted by the Borrower based upon the Permitted Acquisition. Consolidated Cash Flow from Operations shall also be adjusted on a pro forma basis reasonably acceptable to the Administrative Agent based upon the historical financial statements of Rentavision in the same manner and subject to the same criteria described above with respect to Permitted Acquisitions.

     Consolidated Funded Debt shall mean as of any date of determination, the sum of
Indebtedness for borrowed money (including capitalized leases) and Letters of Credit Outstanding, in each case of the Borrower and its Subsidiaries determined and consolidated in accordance with GAAP.

     Consolidated Net Worth shall mean as of any date of determination, total stockholders' equity plus preferred stock (to the extent it is not already included in the stockholders' equity), of the Borrower and its Subsidiaries as of such date determined and consolidated in accordance with GAAP.

     Dollar, Dollars, U.S. Dollars and the symbol $ shall mean lawful money of the United States of America.

                           Drawing Date shall have the meaning  assigned to that
term in Section 2.9.3.2.

     Environmental Complaint shall mean any written complaint setting forth a cause of action for personal or property damage or natural resource damage or equitable relief, order, notice of violation, citation, request for information issued pursuant to any Environmental Laws by an Official Body, subpoena or other written notice of any type relating to, arising out of, or issued pursuant to, any of the Environmental Laws or any Environmental Conditions, as the case may be.

     Environmental Conditions shall mean any conditions of the environment, including the workplace, the ocean, natural resources (including flora or fauna), soil, surface water, groundwater, any actual or potential drinking water supply sources, substrata or the ambient air, relating to or arising out of, or caused by, the use, handling, storage, treatment, recycling, generation, transportation, release, spilling, leaking, pumping, emptying, discharging, injecting, escaping, leaching, disposal, dumping, threatened release or other management or mismanagement of Regulated Substances resulting from the use of, or operations on, any Property.

     Environmental Laws shall mean all federal, state, local and foreign Laws and regulations, including permits, licenses, authorizations, bonds, orders, judgments, and consent decrees issued, or entered into, pursuant thereto, relating to pollution or protection of human health or the environment or employee safety in the workplace.

     ERISA shall mean the Employee Retirement Income Security Act of 1974, as the same may be amended or supplemented from time to time, and any successor statute of similar import, and the rules and regulations thereunder, as from time to time in effect.

     ERISA Group shall mean, at any time, the Borrower and all members of a controlled group of corporations and all trades or businesses (whether or not incorporated) under common control and all other entities which, together with the Borrower, are treated as a single employer under Section 414 of the Internal Revenue Code.

     Euro-Rate shall mean, with respect to any Loan comprising any Borrowing Tranche to which the Euro-Rate Option applies for any Interest Period, the interest rate per annum determined by the Administrative Agent by dividing (i) the rate of interest determined by the Administrative Agent in accordance with its usual procedures (which determination shall be conclusive absent manifest error) to be the eurodollar rate at 11:00 a.m. Pittsburgh time two (2) Business Days prior to the first day of such Interest Period for an amount comparable to such Loan and having a borrowing date and a maturity comparable to such Interest Period by (ii) a number equal to 1.00 minus the Euro-Rate Reserve Percentage. The Euro-Rate shall be adjusted with respect to any Euro-Rate Option outstanding on the effective date of any change in the Euro-Rate Reserve Percentage as of such effective date. The Administrative Agent shall give prompt notice to the Borrower, the Co-Borrowers and the Lenders of the Euro-Rate as determined or adjusted in accordance herewith, which determination shall be conclusive absent manifest error.

     Euro-Rate Option shall mean either the Revolving Credit Euro-Rate Option, the Term Loan A Euro-Rate Option or the Term Loan B Euro-Rate Option.

     Euro-Rate Reserve Percentage shall mean the maximum percentage (expressed as a decimal rounded upward to the nearest 1/100 of 1%) as determined by the Administrative Agent which is in effect during any relevant period, as prescribed by the Board of Governors of the Federal Reserve System (or any successor) for determining the reserve requirements (including supplemental, marginal and emergency reserve requirements) with respect to eurocurrency funding (currently referred to as "Eurocurrency Liabilities") of a member bank in such System.

     Event of Default shall mean any of the events described in Section 9.1 and referred to therein as an "Event of Default."

     Excess Cash Flow shall be computed as of the close of each fiscal year by taking the difference between Consolidated Cash Flow from Operations plus depreciation of Rental Merchandise for such fiscal year and the sum of (i)Fixed Charges, (ii) capital expenditures and (iii) expenditures in connection with the purchase of Rental Merchandise, each as calculated for such fiscal year. All determinations of Excess Cash Flow shall be based on the immediately preceding fiscal year and shall be made following the delivery by the Borrower to the Administrative Agent of the Borrower's audited financial statements for such preceding year.

     Existing Credit Agreement shall mean the Credit Agreement dated as of January 1, 1999, among the Borrower, Rent-Way of TTIG, L.P., certain of the Guarantors, certain of the Lenders, and National City, as administrative agent.

     Expiration  Date  shall  mean,   with  respect  to  the  Revolving   Credit
Commitments, September 23, 2004.



     Federal Funds Effective Rate for any day shall mean the rate per annum (based on a year of 360 days and actual days elapsed and rounded upward to the nearest 1/100 of 1%) announced by the Federal Reserve Bank of New York (or any successor) on such day as being the weighted average of the rates on overnight federal funds transactions arranged by federal funds brokers on the previous trading day, as computed and announced by such Federal Reserve Bank (or any successor) in substantially the same manner as such Federal Reserve Bank computes and announces the weighted average it refers to as the "Federal Funds Effective Rate" as of the date of this Agreement; provided, if such Federal Reserve Bank (or its successor) does not announce such rate on any day, the "Federal Funds Effective Rate" for such day shall be the Federal Funds Effective Rate for the last day on which such rate was announced.

     Financial  Projections  shall  have the  meaning  assigned  to that term in
Section 6.1.9((ii)).

     Fixed Charge Coverage Ratio shall mean, for any period of determination, the ratio of
(i) Consolidated Cash Flow from Operations minus capital expenditures (excluding Rental Merchandise) to (ii) Fixed Charges, in each case of the Borrower and its Subsidiaries for such period determined and consolidated in accordance with GAAP.

     Fixed Charges shall mean, for any period of determination, the sum of interest expense, income taxes, and the current portion of long term Indebtedness (including capitalized leases), in each case of the Borrower and its Subsidiaries for such period determined and consolidated in accordance with GAAP.

     GAAP shall mean generally accepted accounting principles as are in effect from time to time, subject to the provisions of Section 1.3, and applied on a consistent basis both as to classification of items and amounts.

                           Governmental  Acts shall have the meaning assigned to
that term in Section 2.9.8.

     Guarantor shall mean each of the parties to this Agreement which is designated as a "Guarantor" on the signature page hereof and each other Person which joins this Agreement as a Guarantor after the date hereof pursuant to
Section 11.18.

     Guarantor Joinder shall mean a joinder by a Person as a Guarantor under this Agreement, the Guaranty Agreement and the other Loan Documents in the form of Exhibit 1.1(G)(1).

     Guaranty of any Person shall mean any obligation of such Person guaranteeing or in effect guaranteeing any liability or obligation of any other Person in any manner, whether directly or indirectly, including any agreement to indemnify or hold harmless any other Person, any performance bond or other suretyship arrangement and any other form of assurance against loss, except endorsement of negotiable or other instruments for deposit or collection in the ordinary course of business.

     Guaranty Agreement shall mean the Guaranty and Suretyship Agreement in substantially the form of Exhibit 1.1(G)(2) executed and delivered by each of the Guarantors to the Administrative Agent for the benefit of the Lenders.

     Historical  Statements  shall  have the  meaning  assigned  to that term in
Section 6.1.9((i)).

     Indebtedness shall mean, as to any Person at any time, any and all indebtedness, obligations or liabilities (whether matured or unmatured, liquidated or unliquidated, direct or indirect, absolute or contingent, or joint or several) of such Person for or in respect of: (i) borrowed money, (ii) amounts raised under or liabilities in respect of any note purchase or acceptance credit facility, (iii) reimbursement obligations (contingent or otherwise) under any letter of credit, currency swap agreement, interest rate swap, cap, collar or floor agreement or other interest rate management device,
(iv) any other transaction (including forward sale or purchase agreements, capitalized leases and conditional sales agreements) having the commercial effect of a borrowing of money entered into by such Person to finance its operations or capital requirements (but not including trade payables and accrued expenses incurred in the ordinary course of business which are not represented by a promissory note or other evidence of indebtedness and which are not more than thirty (30) days past due), or (v) any Guaranty of Indebtedness for borrowed money.

     Indemnity  Agreement  shall  mean the  Indemnity  Agreement  in the form of
Exhibit 1.1(I)(1) among the Lenders, the Administrative Agent and the Loan Parties relating to possible environmental liabilities associated with any of the Property.

     Ineligible Security shall mean any security which may not be underwritten or dealt in by member banks of the Federal Reserve System under Section 16 of the Banking Act of 1933 (12 U.S.C. Section 24, Seventh), as amended.

     Insolvency Proceeding shall mean, with respect to any Person, (a) case, action or proceeding with respect to such Person (i) before any court or any other Official Body under any bankruptcy, insolvency, reorganization or other similar Law now or hereafter in effect, or (ii) for the appointment of a receiver, liquidator, assignee, custodian, trustee, sequestrator, conservator (or similar official) of any Loan Party or otherwise relating to liquidation, dissolution, winding-up or relief of such Person, or (b) any general assignment for the benefit of creditors, composition, marshaling of assets for creditors, or other, similar arrangement in respect of such Person's creditors generally or any substantial portion of its creditors; undertaken under any Law.

     Intellectual Property Collateral shall mean all of the property described in the Patent, Trademark and Copyright Security Agreement.

     Intercompany Subordination Agreement shall mean a Subordination Agreement among the Loan Parties in the form attached hereto as Exhibit 1.1(I)(2).



     Interest Coverage Ratio for any period of determination shall mean the ratio of Consolidated Adjusted Cash Flow from Operations to interest expense, in each case of the Borrower and its Subsidiaries for such period determined and consolidated in accordance with GAAP.

                           Interest  Period  shall have the meaning  assigned to
such term in Section 4.2.

                           Interest Rate Option shall mean any Euro-Rate  Option
or the Base Rate Option.

                           Interest Rate  Protection  Agreements  shall have the
meaning set forth in Section 8.1.13.

                           Interim Statements shall have the meaning assigned to
that term in Section 6.1.9((i)).

     Internal Revenue Code shall mean the Internal Revenue Code of 1986, as the same may be amended or supplemented from time to time, and any successor statute of similar import, and the rules and regulations thereunder, as from time to time in effect.

     Labor Contracts shall mean all employment agreements, employment contracts, collective bargaining agreements and other agreements among any Loan Party or Subsidiary of a Loan Party and its employees.

     Law shall  mean any law  (including  common  law),  constitution,  statute,
treaty,   regulation,   rule,  ordinance,   opinion,   release,  ruling,  order,
injunction, writ, decree or award of any Official Body.

     Lenders shall mean the financial institutions named on Schedule 1.1(B) and their respective successors and assigns as permitted hereunder, each of which is referred to herein as a Lender.

                           Letter of Credit  shall have the meaning  assigned to
that term in Section 2.9.1.

     Letter of Credit Borrowing shall mean an extension of credit resulting from a drawing under any Letter of Credit which shall not have been reimbursed on the date when made and shall not have been converted into a Loan under Section 2.9.3.2.

                           Letter of Credit Fee shall have the meaning  assigned
to that term in Section 2.9.2.

     Letters of Credit Outstanding shall mean at any time the sum of (i) the aggregate undrawn face amount of outstanding Letters of Credit and (ii) the aggregate amount of all unpaid and outstanding Reimbursement Obligations (including Letter of Credit Borrowings).

     Leverage Ratio shall mean the ratio of (i) the sum of Consolidated Funded Debt plus three times the Occupancy Expense, as measured at the end of each fiscal quarter of the Borrower for the four quarters then ended, to (ii) Consolidated Cash Flow from Operations plus Occupancy Expense, as measured at the end of each fiscal quarter of the Borrower for the four quarters then ended.

     Lien  shall  mean any  mortgage,  deed of  trust,  pledge,  lien,  security interest, charge or other encumbrance or security arrangement of any nature whatsoever, whether voluntarily or involuntarily given, including any conditional sale or title retention arrangement, and any assignment, deposit arrangement or lease intended as, or having the effect of, security and any filed financing statement or other notice of any of the foregoing (whether or not a lien or other encumbrance is created or exists at the time of the filing).

     Line of Business shall mean the rent-to-own business, the rental purchase business, the rental business and related lines of business.

                           LLC  Interests  shall have the meaning  given to such
term in Section 6.1.3.

     Loan Documents shall mean this Credit Agreement, the Administrative Agent's Fee Letter, the Collateral Assignment, the Guaranty Agreement, the Indemnity Agreement, the Intercompany Subordination Agreement, the Mortgages, the Notes, the Patent, Trademark and Copyright Security Agreement, the Pledge Agreement, the Security Agreement, all Interest Rate Protection Agreements between any Loan Party and any Lender or an Affiliate of any Lender, and any other instruments, certificates or documents delivered or contemplated to be delivered hereunder or thereunder or in connection herewith or therewith, as the same may be supplemented or amended from time to time in accordance herewith or therewith, and Loan Document shall mean any of the Loan Documents.

                           Loan   Parties   shall   mean   the   Borrower,   the
Co-Borrowers and the Guarantors.

                           Loan  Request  shall have the  meaning  given to such
term in Section 2.5.

     Loans shall mean collectively and Loan shall mean separately all Revolving Credit Loans, Swing Loans, the Term Loans A and the Term Loans B, or any Revolving Credit Loan, Swing Loan, Term Loan A or Term Loan B.

     Management Group shall mean William E. Morgenstern and all other members of the board of directors of the Borrower and their respective Spouses, descendants, Spouses of descendants and trustees of trusts established for the benefit of such Persons, and the executors of estates of such Persons. "Spouses" shall include widows and widowers until first remarried.

     Managing Agents shall mean National City, in its capacity as Administrative Agent, Bank of America, N.A., in its capacity as Documentation Agent, and Bank of Montreal and Harris Trust and Savings Bank, in their capacity as Syndication Agents.

     Mass Mutual Warrants shall mean the warrants dated July 15, 1995, and all modifications and replacements thereof, issued by the Borrower to Massachusetts Mutual Life Insurance Company and its Affiliates to purchase common stock of the Borrower.

     Material Adverse Change shall mean any set of circumstances or events which
(a) has or
could reasonably be expected to have any material adverse effect whatsoever upon the validity or enforceability of this Agreement or any other Loan Document, (b) is or could reasonably be expected to be material and adverse to the business, properties, assets, financial condition, results of operations or prospects of the Loan Parties taken as a whole, (c) impairs materially or could reasonably be expected to impair materially the ability of the Loan Parties taken as a whole to duly and punctually pay or perform its Indebtedness, or (d) impairs materially or could reasonably be expected to impair materially the ability of the Administrative Agent or any of the Lenders, to the extent permitted, to enforce their legal remedies pursuant to this Agreement or any other Loan Document.

     Month, with respect to an Interest Period under the Euro-Rate Option, shall mean the interval between the days in consecutive calendar months numerically corresponding to the first day of such Interest Period. If any Euro-Rate Interest Period begins on a day of a calendar month for which there is no numerically corresponding day in the month in which such Interest Period is to end, the final month of such Interest Period shall be deemed to end on the last Business Day of such final month.

     Mortgage shall mean the Mortgages in substantially the form of Exhibit 1.1(M) with respect to the Real Property executed and delivered by the Borrower to the Administrative Agent for the benefit of the Lenders.

     Multiemployer Plan shall mean any employee benefit plan which is a "multiemployer plan" within the meaning of Section 4001(a)(3) of ERISA and to which the Borrower or any member of the ERISA Group is then making or accruing an obligation to make contributions or, within the preceding five Plan years, has made or had an obligation to make such contributions.

     Multiple Employer Plan shall mean a Plan which has two or more contributing sponsors
(including the Borrower or any member of the ERISA Group) at least two of whom are not under common control, as such a plan is described in Sections 4063 and 4064 of ERISA.

     National City shall mean National City Bank of Pennsylvania, a national banking association, its successors and assigns.

                           Notes  shall mean the  Revolving  Credit  Notes,  the
Swing Loan Note and the Term Notes.

                           Notices shall have the meaning  assigned to that term
in Section 11.6.



     NWB shall mean National Westminster Bank, Plc., its successors and assigns. NWB is the placement agent with respect to the securities to be issued under the NWB Indenture.

     NWB Indenture shall mean the Indenture dated as of February 4, 1997 by and between the Borrower and Manufacturers and Traders Trust Company, as the trustee, with respect to $20,000,000 of Subordinated Debentures due 2007 issued by the Borrower. NWB is the Placement Administrative Agent under the NWB Indenture.

     NWB Subordinated Loan Documents shall mean the NWB Indenture and the Securities (as defined in the NWB Indenture) issued pursuant thereto and any other documents evidencing or relating to the obligations of the Borrower or any Loan Party to the Securityholders (as defined in the NWB Indenture).

     Obligations shall mean collectively and Obligation shall mean separately any obligation or liability of any of the Loan Parties to the Administrative Agent or any of the Lenders or their Affiliates, howsoever created, arising or evidenced, whether direct or indirect, absolute or contingent, now or hereafter existing, or due or to become due, under or in connection with this Agreement, the Notes, the Letters of Credit, the Administrative Agent's Letter or any other Loan Document.

     Occupancy Expense for any period of determination shall mean the consolidated rental expense under operating leases for the retail store sites (including common area maintenance charges, taxes and other amounts payable under lease agreements) of the Borrower and its Subsidiaries as lessees, determined and consolidated in accordance with GAAP. If the Borrower or any Loan Party shall have made one or more Permitted Acquisitions as permitted under Section 8.2.6(2) during the period of determination, the Occupancy Expense for such period shall be adjusted on a pro forma basis acceptable to the Administrative Agent and based upon the historical financial statements of the Person or assets acquired to give effect to such Permitted Acquisitions as if they had occurred at the beginning of such period.

     Official Body shall mean any national, federal, state, local or other government or political subdivision or any agency, authority, bureau, central bank, commission, department or instrumentality of either, or any court, tribunal, grand jury or arbitrator, in each case whether foreign or domestic.

     Participation Advance shall mean, with respect to any Lender, such Lender's payment in respect of its participation in a Letter of Credit Borrowing according to its Ratable Share pursuant to Section 2.9.4.

                           Partnership Interests shall have the meaning given to
such term in Section 6.1.3.

     Patent, Trademark and Copyright Security Agreement shall mean the Patent, Trademark and Copyright Security Agreement in substantially the form of Exhibit



1.1(P)(1)   executed  and   delivered  by  each  of  the  Loan  Parties  to  the
Administrative Agent for the benefit of the Lenders.

     PBGC shall mean the Pension Benefit Guaranty Corporation established pursuant to Subtitle A of Title IV of ERISA or any successor.

                           Permitted   Acquisitions   shall  have  the   meaning
assigned to such term in Section 8.2.6.

                           Permitted Investments shall mean:

     (i) direct obligations of the United States of America or any agency or instrumentality thereof or obligations backed by the full faith and credit of the United States of America maturing in twelve (12) months or less from the date of acquisition;

                                    (ii)  commercial  paper maturing in 180 days
or less rated not lower than
     A-1 by Standard & Poor's or P-1 by Moody's Investors Service, Inc. on the date of acquisition;

     (iii) demand deposits, time deposits or certificates of deposit maturing within one year in commercial banks whose obligations are rated A-1, A or the equivalent or better by Standard & Poor's on the date of acquisition;

     (iv) repurchase agreements collaterized by securities described in (i) above with any registered broker/dealer or any commercial bank described in
(iii) above; and

     (v) investments in money market funds registered under the Investment Company Act of 1940 whose shares are registered under the Securities Act of 1933 and rated AAAm or AAAm-G by Standard & Poor's on the date of acquisition.

                           Permitted Liens shall mean:

     (i) Liens for taxes, assessments, or similar charges, incurred in the ordinary course of business and which are not yet due and payable;

     (ii) Pledges or deposits made in the ordinary course of business to secure payment of workmen's compensation, or to participate in any fund in connection with workmen's compensation, unemployment insurance, old-age pensions or other social security programs;

     (iii) Liens of mechanics, materialmen, warehousemen, carriers, or other like Liens, securing obligations incurred in the ordinary course of business that are not yet due and payable and Liens of landlords securing obligations to pay lease payments that are not yet due and payable or in default;



     (iv) Good-faith pledges or deposits made in the ordinary course of business to secure performance of bids, tenders, contracts (other than for the repayment of borrowed money) or leases, not in excess of the aggregate amount due thereunder, or to secure statutory obligations, or surety, appeal, indemnity, performance or other similar bonds required in the ordinary course of business;

     (v) Encumbrances consisting of zoning restrictions, easements or other restrictions on the use of real property, none of which materially impairs the use of such property or the value thereof, and none of which is violated in any material respect by existing or proposed structures or land use;

     (vi) Liens, security interests and mortgages in favor of the Administrative Agent for the benefit of the Lenders;

     (vii) Liens on property leased by any Loan Party or Subsidiary of a Loan Party under capital and operating leases permitted in Section 8.2.15 securing obligations of such Loan Party or Subsidiary to the lessor under such leases;

     (viii) Any Lien  existing on the date of this  Agreement  and  described on
Schedule 1.1(P), provided that the principal amount secured thereby is not hereafter increased, and no additional assets become subject to such Lien;

     (ix) Purchase Money Security Interests, provided that the aggregate amount of loans and deferred payments secured by such Purchase Money Security Interests shall not exceed $100,000 (excluding for the purpose of this computation any loans or deferred payments secured by Liens described on Schedule 1.1(P)); and

     (x) The following, (A) if the validity or amount thereof is being contested in good faith by appropriate and lawful proceedings diligently conducted so long as levy and execution thereon have been stayed and continue to be stayed or (B) if a final judgment is entered and such judgment is discharged within thirty (30) days of entry, and in either case they do not affect the Collateral or, in the aggregate, materially impair the ability of any Loan Party to perform its Obligations hereunder or under the other Loan Documents:

     (1) Claims or Liens for taxes, assessments or charges due and payable and subject to interest or penalty, provided that the applicable Loan Party maintains such reserves or other appropriate provisions as shall be required by GAAP and pays all such taxes, assessments or charges forthwith upon the commencement of proceedings to foreclose any such Lien;

     (2) Claims, Liens or encumbrances upon, and defects of title to, real or personal property other than the Collateral, including any attachment of personal or real property or other legal process prior to adjudication of a dispute on the merits; or

     (3) Claims or Liens of mechanics, materialmen, warehousemen, carriers, or other statutory nonconsensual Liens.

     (4) Liens resulting from final judgments or orders described in Section 9.1.6.

                                    (xi)  Liens in  favor of the  Administrative
                  Agent for the benefit of the Lenders to secure Interest Rate Protection Agreements entered into by the Borrower with the Lenders.

     Person shall mean any individual, corporation, partnership, limited liability company, association, joint-stock company, trust, unincorporated organization, joint venture, government or political subdivision or agency thereof, or any other entity.

     Plan shall mean at any time an employee pension benefit plan (including a Multiple Employer Plan, but not a Multiemployer Plan) which is covered by Title IV of ERISA or is subject to the minimum funding standards under Section 412 of the Internal Revenue Code and either (i) is maintained by any member of the ERISA Group for employees of any member of the ERISA Group or (ii) has at any time within the preceding five years been maintained by any entity which was at such time a member of the ERISA Group for employees of any entity which was at such time a member of the ERISA Group.

     Pledge Agreement shall mean the Pledge Agreement in substantially the form of Exhibit 1.1(P)(2) to be executed and delivered by the Loan Parties to the Administrative Agent for the benefit of the Lenders.

     Pledge Collateral shall mean the property of the Loan Parties in which security interests are to be granted under the Pledge Agreement or the Collateral Assignment.

     Potential Default shall mean any event or condition which with notice, passage of time or a determination by the Administrative Agent or the Required Lenders, or any combination of the foregoing, would constitute an Event of Default.

     Principal Office shall mean the main banking office of the Administrative Agent in Pittsburgh, Pennsylvania.

     Prior Security Interest shall mean a valid and enforceable perfected first-priority security interest under the Uniform Commercial Code in the UCC Collateral and the Pledge Collateral which is subject only to Liens for taxes not yet due and payable to the extent such prospective tax payments are given priority by statute or Purchase Money Security Interests as permitted hereunder.

     Prohibited Transaction shall mean any prohibited transaction as defined in
Section 4975 of the Internal Revenue Code or Section 406 of ERISA for which neither an individual nor a class exemption has been issued by the United States Department of Labor.

     Property shall mean all real property, both owned and leased, of any Loan Party or
Subsidiary of a Loan Party.



     Purchase Money Security Interest shall mean Liens upon tangible personal property securing loans to any Loan Party or Subsidiary of a Loan Party or deferred payments by such Loan Party or Subsidiary for the purchase of such tangible personal property, provided that the Liens are limited to the property acquired with the proceeds of the loan.

     Purchasing Lender shall mean a Lender which becomes a party to this Agreement by executing an Assignment and Assumption Agreement.

     Quoted Rates shall mean collectively, and Quoted Rate shall mean separately, an overnight rate of interest quoted by National City to the Borrower and the Co-Borrowers applicable to any proposed Swing Loans which may be requested pursuant to Section 2.5.2, which rate shall be a margin over the Federal Funds Effective Rate or a commercial paper, call money, overnight repurchase or other commonly quoted rate, in each case to be selected in National City's sole discretion as the basis for National City's quote.

     Quoted Rate Option shall mean the option of the Borrower and the Co-Borrowers to have Swing Loans bear interest at the Quoted Rates.

     Ratable Share shall mean the proportion that a Lender's Commitment (excluding the Swing Loan Commitment) bears to the Commitments (excluding the Swing Loan Commitments) of all of the Lenders.

     Real Property shall mean the real estate owned by the Borrower and located in Millcreek Township, Erie County, Pennsylvania, and in the City of Erie, Erie County, Pennsylvania, each of which shall be encumbered by a Mortgage.

     Regulated Substances shall mean any substance, including any solid, liquid, semisolid, gaseous, thermal, thoriated or radioactive material, refuse, garbage, wastes, chemicals, petroleum products, by-products, coproducts, impurities, dust, scrap, heavy metals, defined as a "hazardous substance," "pollutant," "pollution," "contaminant," "hazardous or toxic substance," "extremely hazardous substance," "toxic chemical," "toxic waste," "hazardous waste," "industrial waste," "residual waste," "solid waste," "municipal waste," "mixed waste," "infectious waste," "chemotherapeutic waste," "medical waste," or "regulated substance" or any related materials, substances or wastes as now or hereafter defined pursuant to any Environmental Laws, ordinances, rules, regulations or other directives of any Official Body, the generation, manufacture, extraction, processing, distribution, treatment, storage, disposal, transport, recycling, reclamation, use, reuse, spilling, leaking, dumping, injection, pumping, leaching, emptying, discharge, escape, release or other management or mismanagement of which is regulated by the Environmental Laws.

     Regulation U shall mean Regulation U, T, or X as promulgated by the Board of Governors of the Federal Reserve System, as amended from time to time.

     Reimbursement  Obligation  shall have the meaning  assigned to such term in
Section 2.9.3.2.

     Rental Contracts shall mean all rental and rental-purchase contracts of the Loan
Parties made in the ordinary course of business providing for the rental to customers of Rental Merchandise.

     Rental  Merchandise  shall  mean  the  furniture,  appliances,   electronic
equipment and other personal property of the Loan Parties acquired for the purpose of lease or sale under the Rental Contracts.

     Rentavision shall mean Rentavision Inc., a New York corporation.

     Reportable Event shall mean a reportable event described in Section 4043 of ERISA and regulations thereunder with respect to a Plan or Multiemployer Plan.

                           Required Lenders shall mean

     (i) if there are no Loans, Reimbursement Obligations or Letter of Credit Borrowings outstanding, Lenders whose Revolving Credit Commitments aggregate at least 51% of the Commitments of all of the Lenders, or

     (ii) if there are Loans, Reimbursement Obligations, or Letter of Credit Borrowings outstanding, any Lender or group of Lenders if both (i) the sum of the Revolving Credit Loans, Term Loans A, Reimbursement Obligations and Letter of Credit Borrowings of such Lenders then outstanding aggregates at least 51% of the total principal amount of all of such Revolving Credit Loans, Term Loans A, Reimbursement Obligations and Letter of Credit Borrowings then outstanding and
(ii) the sum of the Term Loans B of such Lenders then outstanding aggregates at least 51% of the total principal amount of all of Term Loans B then outstanding. Reimbursement Obligations and Letter of Credit Borrowings shall be deemed, for purposes of this definition, to be in favor of the Administrative Agent and not a participating Lender if such Lender has not made its Participation Advance in respect thereof and shall be deemed to be in favor of such Lender to the extent of its Participation Advance if it has made its Participation Advance in respect thereof.

     Revolving Credit Base Rate Option shall mean the option of the Borrower and the Co-Borrowers to have Revolving Credit Loans bear interest at the rate and under the terms and conditions set forth in Section 4.1.1((i)).

     Revolving Credit Commitment shall mean, as to any Lender at any time, the amount initially set forth opposite its name on Schedule 1.1(B) in the column labeled "Amount of Commitment for Revolving Credit Loans," and thereafter on
Schedule I to the most recent Assignment and Assumption Agreement, and Revolving Credit Commitments shall mean the aggregate Revolving Credit Commitments of all of the Lenders.

     Revolving Credit Euro-Rate Option shall mean the option of the Borrower and the
Co-Borrowers to have Revolving Credit Loans bear interest at the rate and under the terms and conditions set forth in Section 4.1.1((ii)).



     Revolving Credit Loans shall mean collectively and Revolving Credit Loan shall mean separately all Revolving Credit Loans or any Revolving Credit Loan made by the Lenders or one of the Lenders to the Borrower or the Co-Borrowers pursuant to Section 2.1 or 2.9.3.

     Revolving Credit Notes shall mean collectively and Revolving Credit Note shall mean separately all the Revolving Credit Notes of the Borrower and the Co-Borrowers in the form of Exhibit 1.1(R) evidencing the Revolving Credit Loans together with all amendments, extensions, renewals, replacements, refinancings or refundings thereof in whole or in part.

     Revolving Credit Ratable Share shall mean the proportion that a Lender's Revolving Credit Commitment bears to the Revolving Credit Commitments of all of the Lenders.

     Revolving Facility Usage shall mean at any time the sum of the Revolving Credit Loans outstanding, the Swing Loans outstanding and the Letters of Credit Outstanding.

     Section 20 Subsidiary shall mean the Subsidiary of the bank holding company controlling any Lender, which Subsidiary has been granted authority by the Federal Reserve Board to underwrite and deal in certain Ineligible Securities.

     Security Agreement shall mean the Security Agreement in substantially the form of Exhibit 1.1(S)(1) executed and delivered by each of the Loan Parties to the Administrative Agent for the benefit of the Lenders.

                           Shares  shall have the meaning  assigned to that term
in Section 6.1.2.

                           Standard  &  Poor's  shall  mean  Standard  &  Poor's
Ratings Services, a division of The
McGraw-Hill Companies, Inc.

     Standby Letter of Credit shall mean a Letter of Credit issued to support obligations of one or more of the Loan Parties, contingent or otherwise, which finance the working capital and business needs of the Loan Parties incurred in the ordinary course of business.

     Subordinated Debt shall mean (i) Indebtedness of the Borrower to the Securityholders
(as such term is defined in the NWB Indenture) and their successors and assigns, evidenced by the NWB Subordinated Loan Documents and subject to the subordination terms set forth in Section 11 thereof, and (ii) Indebtedness of the Loan Parties to Persons which sell ownership interests or assets to the Loan Parties under a Permitted Acquisition in accordance with Section 8.2.6.

     Subordinated Loan Documents shall mean (i) the NWB Subordinated Loan Documents, and (ii) all agreements evidencing the Subordinated Debt owed to Persons which sell ownership interests or assets to the Loan Parties under a Permitted Acquisition in accordance with Section 8.2.6.

     Subsidiary of any Person at any time shall mean (i) any corporation or trust of which 50% or more (by number of shares or number of votes) of the outstanding capital stock or shares of beneficial interest normally entitled to vote for the election of one or more directors or trustees (regardless of any contingency which does or may suspend or dilute the voting rights) is at such time owned directly or indirectly by such Person or one or more of such Person's Subsidiaries, (ii) any partnership of which such Person is a general partner or of which 50% or more of the partnership interests is at the time directly or indirectly owned by such Person or one or more of such Person's Subsidiaries,
(iii) any limited liability company of which such Person is a member or of which 50% or more of the limited liability company interests is at the time directly or indirectly owned by such Person or one or more of such Person's Subsidiaries or (iv) any corporation, trust, partnership, limited liability company or other entity which is controlled or capable of being controlled by such Person or one or more of such Person's Subsidiaries.

                           Subsidiary  Shares shall have the meaning assigned to
that term in Section 6.1.3.

     Swing Loan Commitment shall mean National City's commitment to make Swing Loans to the Borrower and the Co-Borrowers pursuant to Section 2.1.2 hereof in an aggregate principal amount up to $5,000,000.

     Swing Loan Note shall mean the Swing Loan Note of the Borrower and the Co-Borrowers in the form of Exhibit (S)(2) evidencing the Swing Loans, together with all amendments, extensions, renewals, replacements, refinancings or refundings thereof in whole or in part.

     Swing Loan Request shall mean a request for Swing Loans made in accordance with Section 2.5.2 hereof.

     Swing Loans shall mean collectively and Swing Loan shall mean separately all Swing Loans or any Swing Loan made by National City to the Borrower and the Co-Borrowers pursuant to Section 2.6.2 hereof.

                           Syndication  Agents  shall mean Bank of Montreal  and
Harris Trust and Savings Bank.

     Syndications Period shall mean the period between the Closing Date and the date upon which the Syndication Agents and National City Bank notify the Borrower and the Co-Borrowers in writing that the syndication of the Term B Loans is completed.

                           Term Loan A shall have the meaning given to such term
in Section 3.1; Term Loans A
shall mean collectively all of the Term Loans A.

     Term Loan A Base Rate Option shall mean the option of the Borrower and the Co-Borrowers to have Term Loans A bear interest at the rate and under the terms and conditions set forth in Section 4.1.2((i)).

     Term Loan A Commitment shall mean, as to any Lender at any time, the amount initially set forth opposite its name on Schedule 1.1(B) in the column labeled "Amount of Commitment for Term Loans A" and thereafter on Schedule I to the most recent Assignment and Assumption Agreement, and Term Loan A Commitments shall mean the aggregate Term Loan A Commitments of all of the Lenders.

     Term Loan A Euro-Rate Option shall mean the option of the Borrower and the Co-Borrowers to have Term Loans A bear interest at the rate and under the terms and conditions set forth in Section 4.1.2((ii)).

                           Term Loan A Maturity  Date shall mean  September  30,
2004.

                           Term Notes A shall mean  collectively and Term Note A
shall mean separately all of the
Term Notes of the Borrower and the Co-Borrowers in the form of Exhibit 1.1(T)(1) evidencing the Term Loans A, together with all amendments, extensions, renewals, replacements, refinancings or refunds thereof in whole or in part.

                           Term Loan B shall have the meaning given to such term
in Section 3.1; Term Loans B
shall mean collectively all of the Term Loans B.

     Term Loan B Base Rate Option shall mean the option of the Borrower and the Co-Borrowers to have Term Loans B bear interest at the rate and under the terms and conditions set forth in Section 4.1.3(i).

     Term Loan B Commitment shall mean, as to any Lender at any time, the amount initially set forth opposite its name on Schedule 1.1(B) in the column labeled "Amount of Commitment for Term Loans B" and thereafter on Schedule I to the most recent Assignment and Assumption Agreement, and Term Loan B Commitments shall mean the aggregate Term Loan B Commitments of all of the Lenders.

     Term Loan B Euro-Rate Option shall mean the option of the Borrower and the Co-Borrowers to have Term Loans B bear interest at the rate and under the terms and conditions set forth in Section 4.1.3(ii).

                           Term Loan B Maturity  Date shall mean  September  30,
2006.

                           Term Notes B shall mean  collectively and Term Note B
shall mean separately all of the
Term Notes B of the Borrower and the Co-Borrowers in the form of Exhibit 1.1(T)(2) evidencing the Term Loans B, together with all amendments, extensions, renewals, replacements, refinancings or refunds thereof in whole or in part.

     Term Notes shall mean collectively and Term Note shall mean separately all of the Term Notes A and Term Notes B and each Term Note A and Term Note B.

     Transferor Lender shall mean the selling Lender pursuant to an Assignment and Assumption Agreement.

     UCC Collateral shall mean the property of the Loan Parties in which security interests are to be granted under the Security Agreement.

                           Uniform   Commercial  Code  shall  have  the  meaning
assigned to that term in Section 6.1.16.

     Voting Stock shall mean any class or classes the holders of which are ordinarily, in the absence of contingencies, entitled to elect a majority of the corporate directors (or persons performing similar functions).

                  1.2      Construction.

                  Unless  the  context  of  this  Agreement   otherwise  clearly
requires, the following rules of construction shall apply to this Agreement and each of the other Loan Documents:

                           1.2.1    Number; Inclusion.

     references to the plural include the singular, the plural, the part and the whole; "or" has the inclusive meaning represented by the phrase "and/or," and "including" has the meaning represented by the phrase "including without limitation";

                           1.2.2    Determination.

     references to "determination" of or by the Administrative Agent or the Lenders shall be deemed to include good-faith estimates by the Administrative Agent or the Lenders (in the case of quantitative determinations) and good-faith beliefs by the Administrative Agent or the Lenders (in the case of qualitative determinations) and such determination shall be conclusive absent manifest error;

     1.2.3 Administrative Agent's Discretion and Consent.

     whenever the Administrative Agent or the Lenders are granted the right herein to act in its or their sole discretion or to grant or withhold consent such right shall be exercised in good faith;

                           1.2.4    Documents Taken as a Whole.

     the words "hereof," "herein," "hereunder," "hereto" and similar terms in this Agreement or any other Loan Document refer to this Agreement or such other Loan Document as a whole and not to any particular provision of this Agreement or such other Loan Document;

                           1.2.5    Headings.

     the section and other headings contained in this Agreement or such other Loan Document and the Table of Contents (if any), preceding this Agreement or such other Loan



Document are for reference purposes only and shall not control or affect the construction of this Agreement or such other Loan Document or the interpretation thereof in any respect;

                           1.2.6    Implied References to this Agreement.

     article, section, subsection, clause, schedule and exhibit references are to this Agreement or other Loan Document, as the case may be, unless otherwise specified;

                           1.2.7    Persons.

     reference to any Person includes such Person's successors and assigns but, if applicable, only if such successors and assigns are permitted by this Agreement or such other Loan Document, as the case may be, and reference to a Person in a particular capacity excludes such Person in any other capacity;

                           1.2.8    Modifications to Documents.

     reference to any agreement (including this Agreement and any other Loan Document together with the schedules and exhibits hereto or thereto), document or instrument means such agreement, document or instrument as amended, modified, replaced, substituted for, superseded or restated;

                           1.2.9    From, To and Through.

     relative to the determination of any period of time, "from" means "from and including," "to" means "to but excluding," and "through" means "through and including"; and

                           1.2.10   Shall; Will.

     references to "shall" and "will" are intended to have the same meaning.

                  1.3      Accounting Principles.

                  Except as otherwise provided in this Agreement, all computations and determinations as to accounting or financial matters and all financial statements to be delivered pursuant to this Agreement shall be made and prepared in accordance with GAAP (including principles of consolidation where appropriate), and all accounting or financial terms shall have the meanings ascribed to such terms by GAAP; provided, however, that all accounting terms used in Section 8.2 (and all defined terms used in the definition of any accounting term used in Section 8.2) shall have the meaning given to such terms (and defined terms) under GAAP as in effect on the date hereof applied on a basis consistent with those used in preparing the Annual Statements referred to in Section 6.1.9((i)).





                  2.       REVOLVING CREDIT AND SWING LOAN FACILITIES

                  2.1      Revolving Credit Commitments.

                           2.1.1    Revolving Credit Loans.

                  Subject to the terms and conditions hereof and relying upon the representations and warranties herein set forth, each Lender with Revolving Credit Commitments severally agrees to make Revolving Credit Loans to the Borrower and the Co-Borrowers at any time or from time to time on or after the date hereof to the Expiration Date, provided that after giving effect to such Revolving Credit Loan (i) the aggregate amount of Revolving Credit Loans from such Lender shall not exceed such Lender's Revolving Credit Commitment minus such Lender's Revolving Credit Ratable Share of the Letters of Credit Outstanding, and (ii) the Borrower shall not be in default of the covenant set forth in Section 8.2.16 of this Agreement, as evidenced pursuant to the Loan Request delivered pursuant to Section 2.5 hereof. Within such limits of time and amount and subject to the other provisions of this Agreement, the Borrower and the Co-Borrowers may borrow, repay and reborrow pursuant to this Section 2.1.

                           2.1.2    Swing Loan Commitments.

                  Subject to the terms and conditions hereof and relying upon the representations and warranties herein set forth, National City may, at its option, cancelable at any time for any reason whatsoever, make swing loans (the "Swing Loans") to the Borrower and the Co-Borrowers at any time or from time to time after the date hereof to, but not including, the Expiration Date, in an aggregate principal amount up to but not in excess of $5,000,000 (the "Swing Loan Commitment"), provided that the aggregate principal amount of National
City's Swing Loans and the Revolving Credit Loans and Letters of Credit Outstanding of all the Lenders at any one time outstanding shall not exceed the Revolving Credit Commitments of all the Lenders or cause the Loan Parties to be in default of the covenant set forth in Section 8.2.16 of this Agreement. Within such limits of time and amount and subject to the other provisions of this Agreement, the Borrower and the Co-Borrowers may borrow, repay and reborrow pursuant to this Section 2.1.2.

     2.2 Nature of Lenders' Obligations with Respect to Revolving Credit Loans.

                  Each Lender with Revolving Credit Commitments shall be obligated to participate in each request for Revolving Credit Loans pursuant to
Section 2.5 in accordance with its Revolving Credit Ratable Share of the Revolving Credit Loans. The aggregate of each Lender's Revolving Credit Loans outstanding hereunder to the Borrower and the Co-Borrowers at any time shall never exceed its Revolving Credit Commitment minus its Revolving Credit Ratable Share of the Letter of Credit Outstandings. The obligations of each Lender hereunder are several. The failure of any Lender to perform its obligations hereunder shall not affect the Obligations of the Borrower and the Co-Borrowers to any other party nor shall any other party be liable for the failure of such Lender to perform its obligations hereunder. The Lenders shall have no obligation to make Revolving Credit Loans hereunder on or after the Expiration Date.

                  2.3      Commitment Fees.

                  Accruing from the date hereof until the  Expiration  Date, the
Borrower and the Co-Borrowers agree to pay to the Administrative Agent for the account of each Lender which makes a Revolving Credit Commitment, as consideration for such Lender's Revolving Credit Commitment hereunder, a nonrefundable commitment fee (the "Commitment Fee") equal to the Applicable Commitment Fee Rate (computed on the basis of a year of 365 or 366 days, as the case may be, and actual days elapsed) on the average daily difference between the amount of (i) such Lender's Revolving Credit Commitment, as the same may be constituted from time to time (for purposes of this computation, National City's Swing Loans shall be deemed not to be borrowed amounts under its Revolving Credit Commitment) and (ii) the principal amount of such Lender's Revolving Credit Ratable Share of Revolving Credit Loans and Letters of Credit Outstanding. All Commitment Fees shall be payable in arrears on the first Business Day of each October, January, April and July after the date hereof and on the Expiration Date or upon acceleration of the Notes.

                  2.4      [Intentionally Omitted].

                  2.5      Revolving Credit Loan Requests; Swing Loan Requests.

                           2.5.1    Revolving Credit Loan Requests.

                  Except as otherwise provided herein, the Borrower and the Co-Borrowers may from time to time prior to the Expiration Date request the Lenders to make Revolving Credit Loans, or renew or convert the Interest Rate Option applicable to existing Revolving Credit Loans or Term Loans pursuant to
Section 4.2, by delivering to the Administrative Agent, not later than 10:00 a.m., Pittsburgh time, (i) three (3) Business Days prior to the proposed Borrowing Date with respect to the making of Revolving Credit Loans to which the Euro-Rate Option applies or the conversion to or the renewal of the Euro-Rate Option for any Loans; and (ii) one (1) Business Day prior to either the proposed Borrowing Date with respect to the making of Revolving Credit Loans to which the Base Rate Option applies or the last day of the preceding Interest Period with respect to the conversion to the Base Rate Option for any Loan, of a duly completed request therefor substantially in the form of Exhibit 2.5 (each, a "Loan Request"), which includes a representation that the Borrower is in compliance with Sections 8.2.16 after giving effect to the Loans subject to such Loan Request. Each Loan Request shall be irrevocable and shall specify (i) the proposed Borrowing Date; (ii) the aggregate amount of the proposed Loans comprising each Borrowing Tranche, which shall be in integral multiples of $1,000,000 and not less than $1,000,000 for each Borrowing Tranche to which the Euro-Rate Option applies and not less than the lesser of $1,000,000 or the maximum amount available for Borrowing Tranches to which the Base Rate Option applies; (iii) whether the Euro-Rate Option or Base Rate Option shall apply to the proposed Loans comprising the applicable Borrowing Tranche; and (iv) in the case of a Borrowing Tranche to which the Euro-Rate Option applies, an appropriate Interest Period for the Loans comprising such Borrowing Tranche.




                           2.5.2    Swing Loan Requests.

     Except as otherwise provided herein, the Borrower and the Co-Borrowers may from time to time prior to the Expiration Date request National City to make Swing Loans by delivery to National City not later than 10:00 a.m. Pittsburgh time on the proposed Borrowing Date of a duly completed request therefor substantially in the form of Exhibit 2.5.2 hereto or a request by telephone immediately confirmed in writing by letter, facsimile or telex (each, a "Swing Loan Request"), it being understood that National City may rely on the authority of any individual making such a telephonic request without the necessity of receipt of such written confirmation. Each Swing Loan Request shall be irrevocable and shall specify the proposed Borrowing Date and the principal amount of such Swing Loan, which shall be not less than $100,000.

1.1.     Making Revolving Credit Loans and Swing Loans.

                           2.6.1    Making Revolving Credit Loans.

                  The Administrative Agent shall, promptly after receipt by it of a Loan Request pursuant to Section 2.5, notify the Lenders which have Commitments which are the subject of the Loan Request of its receipt of such Loan Request specifying: (i) the proposed Borrowing Date and the time and method of disbursement of the Loans requested thereby; (ii) the amount and type of each such Loan and the applicable Interest Period (if any); and (iii) in the case of the a Loan Request for Revolving Credit Loans, the apportionment among the Lenders of such Loans as determined by the Administrative Agent in accordance with Section 2.2. In the case of the Revolving Credit Loans, each Lender shall remit the principal amount of each Revolving Credit Loan to the Administrative Agent such that the Administrative Agent is able to, and the Administrative Agent shall, to the extent the Lenders have made funds available to it for such purpose and subject to Section 7.2, fund such Revolving Credit Loans to the Borrower and the Co-Borrowers in U.S. Dollars and immediately available funds at the Principal Office prior to 2:00 p.m., Pittsburgh time, on the applicable Borrowing Date, provided that if any Lender fails to remit such funds to the Administrative Agent in a timely manner, the Administrative Agent may elect in its sole discretion to fund with its own funds the Revolving Credit Loans of such Lender on such Borrowing Date, and such Lender shall be subject to the repayment obligation in Section 10.15.

                           2.6.2    Making Swing Loans.

                           So long as National  City elects to make Swing Loans,
National City shall, after
receipt by it of a Swing Loan Request pursuant to Section 2.5.2, fund such Swing Loan to the Borrower in U.S. Dollars and immediately available funds at the Principal Office prior to 2:00 p.m. Pittsburgh time on the Borrowing Date.






                  2.7      Revolving Credit Notes; Swing Loan Note.

                           2.7.1    Revolving Credit Notes.

                  The Obligation of the Borrower and the Co-Borrowers to repay the aggregate unpaid principal amount of the Revolving Credit Loans made to the Borrower and the Co-Borrowers by each Lender with Revolving Credit Loan Commitments, together with interest thereon, shall be evidenced by a Revolving Credit Note dated the Closing Date (or if such Lender is not a party to this Agreement on the Closing Date, the date that such Lender joins in this Agreement), payable to the order of such Lender in a face amount equal to the Revolving Credit Commitment of such Lender.

     2.7.2 Swing Loan Note; Borrowings to Repay Swing Loans.

     2.7.2.1 The obligation of the Borrower and the Co-Borrowers to repay the unpaid principal amount of the Swing Loans made to the Borrower and the Co-Borrowers by National City together with interest thereon shall be evidenced by a demand promissory note of the Borrower and the Co-Borrowers dated the Closing Date in substantially the form attached hereto as Exhibit 1.1(S)(2) payable to the order of National City in a face amount equal to the Swing Loan Commitment.

     2.7.2.2 National City may, at its option, exercisable at any time for any reason whatsoever, demand repayment of the Swing Loans, and each Lender making Revolving Credit Commitments shall make a Revolving Credit Loan in an amount equal to such Lender's Revolving Credit Ratable Share of the aggregate principal amount of the outstanding Swing Loans, plus, if National City so requests, accrued interest thereon, provided that no Lender shall be obligated in any event to make Revolving Credit Loans in excess of its Revolving Credit Commitment less its Revolving Credit Ratable Share of Letters of Credit Outstanding. Revolving Credit Loans made pursuant to the preceding sentence shall bear interest at the Base Rate Option and shall be deemed to have been properly requested in accordance with Section 2.5.1 without regard to any of the requirements of that provision. National City shall provide notice to the Lenders, the Borrower and the Co-Borrowers (which may be telephonic or written notice by letter, facsimile or telex) that such Revolving Credit Loans are to be made under this Section 2.7.2.2 and of the apportionment among the Lenders with Revolving Credit Commitments, and such Lenders shall be unconditionally obligated to fund such Revolving Credit Loans (whether or not the conditions specified in Section 2.5.1 are then satisfied) by the time National City so requests, which shall not be earlier than 3:00 p.m. Pittsburgh time on the Business Day next after the date the Lenders receive such notice from National City.

                  2.8      Use of Proceeds.

                  The proceeds of the Revolving Credit Loans shall be used for the refinancing of existing indebtedness of the Borrower, the Co-Borrowers and the other Loan Parties, for the acquisition of stock or assets of Persons engaged in the business of the Borrower and its Subsidiaries described in
Schedule 8.2.10, for the development of additional retail locations in connections with such business, and for working capital and general corporate purposes, all in accordance with Section 8.1.10.

                  2.9      Letter of Credit Subfacility.

                           2.9.1    Issuance of Letters of Credit.

     Borrower and Co-Borrowers may request the issuance of one or more letters of credit (each a "Letter of Credit") on behalf of the Borrower, either Co-Borrower or another Loan Party by delivering to the Administrative Agent (i) a completed application and agreement for letters of credit in such form as the Administrative Agent may specify from time to time by no later than 10:00 a.m., Pittsburgh time, at least three (3) Business Days, or such shorter period as may be agreed to by the Administrative Agent, in advance of the proposed date of issuance and (ii) a Loan Request which includes the calculations showing compliance with Sections 8.2.16 after giving effect to the issuance of the Letter of Credit or Letters of Credit. Each Letter of Credit shall be a Standby Letter of Credit. Subject to the terms and conditions hereof and in reliance on the agreements of the other Lenders set forth in this Section 2.9, the Administrative Agent will issue a Letter of Credit provided that each Letter of Credit shall (A) have a maximum maturity of twelve (12) months from the date of issuance, and (B) in no event expire later than one Business Day prior to the Expiration Date and providing that in no event shall (i) the Letters of Credit Outstanding exceed, at any one time, $10,000,000 or (ii) the Revolving Facility Usage exceed, at any one time, the Revolving Credit Commitments.

                           2.9.2    Letter of Credit Fees.

     The Borrower and the Co-Borrowers shall pay (i) to the Administrative Agent for the ratable account of the Lenders with Revolving Credit Commitments a fee (the "Letter of Credit Fee") equal to the Applicable Margin for the Revolving Credit Euro-Rate Option per annum, and (ii) to the Administrative Agent for its own account a fronting fee equal to one-eighth percent (1/8%) per annum, which fees shall be computed on the daily Letters of Credit Outstanding and shall be payable quarterly in arrears commencing with the first Business Day of each October, January, April and July following issuance of each Letter of Credit and on the Expiration Date. The Borrower and the Co-Borrowers shall also pay to the Administrative Agent for the Administrative Agent's sole account the Administrative Agent's then in effect customary fees and administrative expenses payable with respect to the Letters of Credit as the Administrative Agent may generally charge or incur from time to time in connection with the issuance, maintenance, modification (if any), assignment or transfer (if any), negotiation, and administration of Letters of Credit.

                           2.9.3....Disbursements, Reimbursement.

     2.9.3.1 Immediately upon the Issuance of each Letter of Credit, each Lender with Revolving Credit Commitments shall be deemed to, and hereby irrevocably and unconditionally agrees to, purchase from the Administrative Agent a participation in such Letter of Credit and each drawing thereunder in an amount equal to such Lender's Revolving Credit Ratable Share of the maximum amount available to be drawn under such Letter of Credit and the amount of such drawing, respectively.

     2.9.3.2 In the event of any request for a drawing under a Letter of Credit by the beneficiary or transferee thereof, the Administrative Agent will promptly notify the Borrower and the Co-Borrowers. Provided that they shall have received such notice, the Borrower and the Co-Borrowers shall reimburse (such obligation to reimburse the Administrative Agent shall sometimes be referred to as a "Reimbursement Obligation") the Administrative Agent prior to 11:00 a.m., Pittsburgh time on each date that an amount is paid by the Administrative Agent under any Letter of Credit (each such date, an "Drawing Date") in an amount equal to the amount so paid by the Administrative Agent. In the event the Borrower and the Co-Borrowers fail to reimburse the Administrative Agent for the full amount of any drawing under any Letter of Credit by 11:00 a.m., Pittsburgh time, on the Drawing Date, the Administrative Agent will promptly notify each Lender with Revolving Credit Commitments thereof, and the Borrower and the Co-Borrowers shall be deemed to have requested that Revolving Credit Loans be made by the Lenders under the Base Rate Option to be disbursed on the Drawing Date under such Letter of Credit, subject to the amount of the unutilized portion of the Revolving Credit Commitment and subject to the conditions set forth in Section 7.2 other than any notice requirements. Any notice given by the Administrative Agent pursuant to this Section 2.9.3.2 may be oral if immediately confirmed in writing; provided that the lack of such an immediate confirmation shall not affect the conclusiveness or binding effect of such notice.

     2.9.3.3 Each Lender shall upon any notice pursuant to Section 2.9.3.2 make available to the Administrative Agent an amount in immediately available funds equal to its Revolving Credit Ratable Share of the amount of the drawing, whereupon the participating Lenders shall (subject to Section 2.9.3.4) each be deemed to have made a Revolving Credit Loan under the Base Rate Option to the Borrower and the Co-Borrowers in that amount. If any Lender so notified fails to make available to the Administrative Agent for the account of the Administrative Agent the amount of such Lender's Revolving Credit Ratable Share of such amount by no later than 3:30 p.m., Pittsburgh time on the Drawing Date, then interest shall accrue on such Lender's obligation to make such payment, from the Drawing Date to the date on which such Lender makes such payment, at a rate per annum equal to the Federal Funds Effective Rate in effect from time to time during such period. The Administrative Agent will promptly give notice of the occurrence of the Drawing Date, but failure of the Administrative Agent to give any such notice on the Drawing Date or in sufficient time to enable any Lender to effect such payment on such date shall not relieve such Lender from its obligation under this Section 2.9.3.3.

     2.9.3.4 With respect to any unreimbursed drawing that is not converted into Loans under the Base Rate Option to the Borrower and the Co-Borrowers in whole or in part as contemplated by Section 2.9.3.2, because of the Borrower's and the Co-Borrowers' failure to satisfy the conditions set forth in Section 7.2 other than any notice requirements or for any other reason, the Borrower and the Co-Borrowers shall be deemed to have incurred from the Administrative Agent a Letter of Credit Borrowing in the amount of such drawing. Such Letter of Credit Borrowing shall be due and payable on demand (together with interest) and shall bear interest at the rate per annum applicable to the Revolving Credit Loans under the Base Rate Option. Each Lender's payment to the Administrative Agent pursuant to Section 2.9.3.3 shall be deemed to be a payment in respect of its participation in such Letter of Credit Borrowing and shall constitute a Participation Advance from such Lender in satisfaction of its participation obligation under this Section 2.9.3.

                           2.9.4    Repayment of Participation Advances.

     2.9.4.1 Upon (and only upon) receipt by the Administrative Agent for its account of immediately available funds from the Borrower and the Co-Borrowers
(i) in reimbursement of any payment made by the Administrative Agent under the Letter of Credit with respect to which any Lender has made a Participation Advance to the Administrative Agent, or (ii) in payment of interest on such a payment made by the Administrative Agent under such a Letter of Credit, the Administrative Agent will pay to each Lender, in the same funds as those received by the Administrative Agent, the amount of such Lender's Revolving Credit Ratable Share of such funds, except the Administrative Agent shall retain the amount of the Revolving Credit Ratable Share of such funds of any Lender that did not make a Participation Advance in respect of such payment by Administrative Agent.

     2.9.4.2 If the Administrative Agent is required at any time to return to any Loan Party, or to a trustee, receiver, liquidator, custodian, or any official in any Insolvency Proceeding, any portion of the payments made by any Loan Party to the Administrative Agent pursuant to Section 2.9.4.1 in reimbursement of a payment made under the Letter of Credit or interest or fee thereon, each Lender with Revolving Credit Commitments shall, on demand of and one day's notice by the Administrative Agent, forthwith return to the Administrative Agent the amount of its Revolving Credit Ratable Share of any amounts so returned by the Administrative Agent plus interest thereon from the date such demand is made to the date such amounts are returned by such Lender to the Administrative Agent, at a rate per annum equal to the Federal Funds Effective Rate in effect from time to time.

                           2.9.5    Documentation.

     Each Loan Party agrees to be bound by the terms of the Administrative Agent's application and agreement for letters of credit and the Administrative Agent's written regulations and customary practices relating to letters of credit, though such interpretation may be different from the such Loan Party's own. In the event of a conflict between such application or agreement and this Agreement, this Agreement shall govern. It is understood and agreed that, except in the case of gross negligence or willful misconduct, the Administrative Agent shall not be liable for any error, negligence and/or mistakes, whether of omission or commission, in following any Loan Party's instructions or those contained in the Letters of Credit or any modifications, amendments or supplements thereto.

                           2.9.6    Determinations to Honor Drawing Requests.

     In determining whether to honor any request for drawing under any Letter of Credit by the beneficiary thereof, the Administrative Agent shall be responsible only to determine that the documents and certificates required to be delivered under such Letter of Credit have been delivered and that they comply on their face with the requirements of such Letter of Credit.

     2.9.7 Nature of Participation and Reimbursement Obligations.

     Each Lender's obligation in accordance with this Agreement to make the Loans or Participation Advances, as contemplated by Section 2.9.3, as a result of a drawing under a Letter of Credit, and the Obligations of the Borrower and the Co-Borrowers to reimburse the Administrative Agent upon a draw under a Letter of Credit, shall be absolute, unconditional and irrevocable, and shall be performed strictly in accordance with the terms of this Section 2.9 under all circumstances, including the following circumstances:

     (i) any set-off, counterclaim, recoupment, defense or other right which such Lender may have against the Administrative Agent, the Borrower, the Co-Borrowers or any other Person for any reason whatsoever;

     (ii) the failure of any Loan Party or any other Person to comply, in connection with a Letter of Credit Borrowing, with the conditions set forth in
Section 2.1, 2.5, 2.6 or 7.2 or as otherwise set forth in this Agreement for the making of a Loan, it being acknowledged that such conditions are not required for the making of a Letter of Credit Borrowing and the obligation of the Lenders to make Participation Advances under Section 2.9.3;

(iii)    any lack of validity or enforceability of any Letter of Credit;

(iv) the existence of any claim, set-off, defense or other right which any Loan Party or any Lender may have at any time against a beneficiary or any transferee of any Letter of Credit (or any Persons for whom any such transferee may be acting), the Administrative Agent or any Lender or any other Person or, whether in connection with this Agreement, the transactions contemplated herein or any unrelated transaction (including any underlying transaction between any Loan Party or Subsidiaries of a Loan Party and the beneficiary for which any Letter of Credit was procured);

     (v) any draft, demand, certificate or other document presented under any Letter of Credit proving to be forged, fraudulent, invalid or insufficient in any respect or any statement therein being untrue or inaccurate in any respect even if the Administrative Agent has been notified thereof;

     (vi) payment by the Administrative Agent under any Letter of Credit against presentation of a demand, draft or certificate or other document which does not comply with the terms of such Letter of Credit;

(vii)  any  adverse  change in the  business,  operations,  properties,  assets,
condition   (financial   or  otherwise)  or  prospects  of  any  Loan  Party  or
Subsidiaries of a Loan Party;

     (viii) any breach of this Agreement or any other Loan Document by any party thereto;

     (ix) the occurrence or continuance of an Insolvency Proceeding with respect to any Loan Party;

     (x) the fact that an Event of Default or a Potential Default shall have occurred and be continuing;

                                    (xi) the fact that the Expiration Date shall
have passed or this Agreement
or the Commitments hereunder shall have been terminated; and

(xii) any other circumstance or happening whatsoever, whether or not similar to any of the foregoing; provided that each Lender's obligation to make Loans under
Section 2.9.3.3 is subject to the conditions set forth in Section 7.2.

                           2.9.8    Indemnity.

     In addition to amounts payable as provided in Section 10.5, the Borrower and the Co-Borrowers hereby agree to protect, indemnify, pay and save harmless the Administrative Agent from and against any and all claims, demands, liabilities, damages, losses, costs, charges and expenses (including reasonable fees, expenses and disbursements of counsel and allocated costs of internal counsel) which the Administrative Agent may incur or be subject to as a consequence, direct or indirect, of (i) the issuance of any Letter of Credit, other than as a result of (A) the gross negligence or willful misconduct of the Administrative Agent as determined by a final judgment of a court of competent jurisdiction or (B) subject to the following clause (ii), the wrongful dishonor by the Administrative Agent of a proper demand for payment made under any Letter of Credit, or (ii) the failure of the Administrative Agent to honor a drawing under any such Letter of Credit as a result of any act or omission, whether rightful or wrongful, of any present or future de jure or de facto government or governmental authority (all such acts or omissions herein called "Governmental Acts").

                           2.9.9    Liability for Acts and Omissions.

     As between any Loan Party and the Administrative Agent, such Loan Party assumes all risks of the acts and omissions of, or misuse of the Letters of
Credit by, the respective beneficiaries of such Letters of Credit. In furtherance and not in limitation of the foregoing, the Administrative Agent shall not be responsible for: (i) the form, validity, sufficiency, accuracy, genuineness or legal effect of any document submitted by any party in connection with the application for an issuance of any such Letter of Credit, even if it should in fact prove to be in any or all respects invalid, insufficient, inaccurate, fraudulent or forged (even if the Administrative Agent shall have been notified thereof); (ii) the validity or sufficiency of any instrument transferring or assigning or purporting to transfer or assign any such Letter of Credit or the rights or benefits thereunder or proceeds thereof, in whole or in part, which may prove to be invalid or ineffective for any reason; (iii) the failure of the beneficiary of any such Letter of Credit, or any other party to which such Letter of Credit may be transferred, to comply fully with any conditions required in order to draw upon such Letter of Credit or any other claim of any Loan Party against any beneficiary of such Letter of Credit, or any such transferee, or any dispute between or among any Loan Party and any beneficiary of any Letter of Credit or any such transferee; (iv) errors, omissions, interruptions or delays in transmission or delivery of any messages, by mail, cable, telegraph, telex or otherwise, whether or not they be in cipher;
(v) errors in interpretation of technical terms; (vi) any loss or delay in the transmission or otherwise of any document required in order to make a drawing under any such Letter of Credit or of the proceeds thereof; (vii) the misapplication by the beneficiary of any such Letter of Credit of the proceeds of any drawing under such Letter of Credit; or (viii) any consequences arising from causes beyond the control of the Administrative Agent, including any Governmental Acts, and none of the above shall affect or impair, or prevent the vesting of, any of the Administrative Agent's rights or powers hereunder.

     In furtherance and extension and not in limitation of the specific provisions set forth above, any action taken or omitted by the Administrative Agent under or in connection with the Letters of Credit issued by it or any documents and certificates delivered thereunder, if taken or omitted in good faith, shall not put the Administrative Agent under any resulting liability to the Borrower, the Co-Borrowers or any Lender.

                                            3.       TERM LOANS

                  3.1      Term Loan Commitments.

                           3.1.1    Term Loan A Commitments.

                  Subject to the terms and conditions hereof, and relying upon the representations and warranties herein set forth, each Lender with a Term Loan A Commitment severally agrees to make a term loan (the "Term Loan A") to the Borrower and the Co-Borrowers on the Closing Date in such principal amount as the Borrower and the Co-Borrowers shall request up to, but not exceeding such Lender's Term Loan A Commitment.

                           3.1.2    Term Loan B Commitments.

                  Subject to the terms and conditions hereof, and relying upon the representations and warranties herein set forth, each Lender with a Term Loan B Commitment severally agrees to make a term loan (the "Term Loan B") to the Borrower and the Co-Borrowers on the Closing Date in such principal amount as the Borrower and the Co-Borrowers shall request up to, but not exceeding such Lender's Term Loan B Commitment.

     3.2 Nature of Lenders' Obligations with Respect to Term Loans.

                  The obligations of each Lender to make Term Loans A to the Borrower and the Co-Borrowers shall be in the proportion that such Lender's Term Loan A Commitment bears to the Term Loan A Commitments of all Lenders; the obligations of each Lender to make Term Loans B to the Borrower and the Co-Borrowers shall be in the proportion that such Lender's Term Loan B Commitment bears to the Term Loan B Commitments of all Lenders. Each Lender's Term Loans to the Borrower and the Co-Borrowers shall never exceed its Term Loan Commitments. The failure of any Lender to make a Term Loan shall not relieve any other Lender of its obligations to make a Term Loan nor shall it impose any additional liability on any other Lender hereunder. The Lenders shall have no obligation to make Term Loans hereunder after the Closing Date. The Term Loan Commitments are not revolving credit commitments, and the Borrower and the Co-Borrowers shall not have the right to borrow, repay and reborrow under
Section 3.1.

                           3.3      Term Loan Notes.

                  The Obligation of the Borrower and the Co-Borrowers to repay the unpaid principal amount of the Term Loans made to the Borrower and the Co-Borrowers by each Lender, together with interest thereon, shall be evidenced by a Term Note dated the Closing Date (or if such Lender is not a party to this Agreement on the Closing Date, the date that such Lender joins in this Agreement), payable to the order of each Lender in a face amount equal to the Term Loan of such Lender. The principal amount of the Term Notes A shall be payable in quarterly payments due on the last day of each December, March, June, and September, beginning with the quarter ending December 31, 1999, and as follows:



                   Quarter(s) Ending on Following Date or     Amount of Quarterly Payment of Principal
                           In The Following Period                     Due on Each Payment Date

                          12-31-99 through 9-30-00                            $3,750,000
                          12-31-00 through 9-30-01                            $5,000,000
                          12-31-01 through 9-30-02                            $6,250,000
                          12-31-02 through 9-30-03                            $7,500,000
                          12-31-03 through 9-30-04                            $8,750,000

 The principal amount of the Term Notes B shall be payable in quarterly payments each in the amount of $250,000 due on the last day of each December, March, June, and September, beginning with the quarter ending December 31, 1999, and continuing through and including September 30, 2004, followed by two annual payments on September 30, 2005 and September 30, 2006, each in the amount of $47,500,000.

                           3.4      Use of Proceeds.

                  The proceeds of the Term Loans shall be used to refinance existing indebtedness and for the acquisition of Rentavision and in accordance with Section 8.1.10.

                                            4.       INTEREST RATES

                           4.1      Interest Rate Options.

                  The Borrower and the Co-Borrowers shall pay interest in respect of the outstanding unpaid principal amount of the Loans as selected by it from the Base Rate Option or Euro-Rate Option set forth below applicable to the Loans, it being understood that, subject to the provisions of this Agreement, the Borrower and the Co-Borrowers may select different Interest Rate Options and different Interest Periods to apply simultaneously to the Loans comprising different Borrowing Tranches and may convert to or renew one or more Interest Rate Options with respect to all or any portion of the Loans comprising any Borrowing Tranche, provided that there shall not be at any one time outstanding more than seven (7) Borrowing Tranches in the aggregate among all of the Loans accruing interest at a Euro-Rate Option, and provided further, that only the Quoted Rate Option shall apply to the Swing Loans. If at any time the designated rate applicable to any Loan made by any Lender exceeds such Lender's highest lawful rate, the rate of interest on such Lender's Loan shall be limited to such Lender's highest lawful rate.

                           4.1.1    Revolving Credit Interest Rate Options.

     The Borrower and the Co-Borrowers shall have the right to select from the following Interest Rate Options applicable to the Revolving Credit Loans:

     (i) Base Rate Option: A fluctuating rate per annum (computed on the basis of a year of 365 or 366 days, as the case may be, and actual days elapsed) equal to the Base Rate plus the Applicable Margin, such interest rate to change automatically from time to time effective as of the effective date of each change in the Base Rate or Applicable Margin; or

     (ii) Euro-Rate Option: A rate per annum (computed on the basis of a year of 360 days and actual days elapsed) equal to the Euro-Rate plus the Applicable Margin, such interest rate to change automatically from time to time effective as of the effective date of each change in the Applicable Margin.

                           4.1.2    Term Loan A Interest Rate Options.

     The Borrower and the Co-Borrowers shall have the right to select from the following Interest Rate Options applicable to the Term Loans A:

     (i) Term Loan A Base Rate Option: A fluctuating rate per annum (computed on the basis of a year of 365 or 366 days, as the case may be, and actual days elapsed) equal to the Base Rate plus the Applicable Margin, such interest rate to change automatically from time to time effective as of the effective date of each change in the Base Rate or Applicable Margin; or

     (ii) Term Loan A Euro-Rate Option: A rate per annum (computed on the basis of a year of 360 days and actual days elapsed) equal to the Euro-Rate plus the Applicable Margin, such interest rate to change automatically from time to time effective as of the effective date of each change in the Applicable Margin.

                           4.1.3    Term Loan B Interest Rate Options.

     The Borrower and the Co-Borrowers shall have the right to select from the following
Interest Rate Options applicable to the Term Loans B:

     (i) Term Loan B Base Rate Option: A fluctuating rate per annum (computed on the basis of a year of 365 or 366 days, as the case may be, and actual days elapsed) equal to the Base Rate plus the Applicable Margin, such interest rate to change automatically from time to time effective as of the effective date of each change in the Base Rate or Applicable Margin; or

     (ii) Term Loan B Euro-Rate Option: A rate per annum (computed on the basis of a year of 360 days and actual days elapsed) equal to the Euro-Rate plus the Applicable Margin, such interest rate to change automatically from time to time effective as of the effective date of each change in the Applicable Margin.

                           4.1.4    Rate Quotations.

     The Borrower and the Co-Borrowers may call the Administrative Agent on or before the date on which a Loan Request is to be delivered to receive an indication of the rates then in effect, but it is acknowledged that such projection shall not be binding on the Administrative Agent or the Lenders nor affect the rate of interest which thereafter is actually in effect when the election is made.

                  4.2      Interest Periods.

                  At any time when the Borrower and the Co-Borrowers shall select, convert to or renew a Euro-Rate Option, the Borrower and the Co-Borrowers shall notify the Administrative Agent thereof at least three (3) Business Days prior to the effective date of such Euro-Rate Option by delivering a Loan Request. The notice shall specify an interest period (the "Interest Period") during which such Interest Rate Option shall apply, such Interest Period to be (i) with respect to the Term Loans B, one Month if Borrower and the Co-Borrowers select the Euro-Rate Option during the Syndications Period and (ii) with respect to the Revolving Credit Loans, Term Loans A, and after the Syndications Period has ended, the Term Loans B, one, two, three or six Months. Notwithstanding the preceding sentence, the following provisions shall apply to any selection of, renewal of, or conversion to a Euro-Rate Option:

                           4.2.1    Ending Date and Business Day.

     any Interest Period which would otherwise end on a date which is not a Business Day shall be extended to the next succeeding Business Day unless such Business Day falls in the next calendar month, in which case such Interest Period shall end on the next preceding Business Day;

                           4.2.2    Amount of Borrowing Tranche.

     each Borrowing Tranche of Euro-Rate Loans shall be in integral multiples of $1,000,000;

                           4.2.3    Termination Before Expiration Date.

     the Borrower and the Co-Borrowers shall not select, convert to or renew an Interest Period for any portion of the Revolving Credit Loans that would end after the Expiration Date, any portion of the Term Loans A that would end after the Term Loan A Maturity Date, or any portion of the Term Loans B that would end after the Term Loan B Maturity Date; and




                           4.2.4    Renewals.

     in the case of the renewal of a Euro-Rate Option at the end of an Interest Period, the first day of the new Interest Period shall be the last day of the preceding Interest Period, without duplication in payment of interest for such day.

                  4.3      Interest After Default.

                  To the extent permitted by Law, upon the occurrence of an Event of Default and until such time such Event of Default shall have been cured or waived:

                           4.3.1    Letter of Credit Fees, Interest Rate.

     the Letter of Credit Fees and the rate of interest for each Loan otherwise applicable pursuant to Section 2.9.2 or Section 4.1, respectively, shall be increased by two percent (2%) per annum; and

                           4.3.2    Other Obligations.

     each other Obligation hereunder if not paid when due shall bear interest at a rate per annum equal to the sum of the rate of interest applicable under the Base Rate Option plus an additional two percent (2%) per annum from the time such Obligation becomes due and payable and until it is paid in full.

                           4.3.3    Acknowledgment.

     The Borrower and the Co-Borrowers acknowledge that the increase in rates referred to in this Section 4.3 reflects, among other things, the fact that such Loans or other amounts have become a substantially greater risk given their default status and that the Lenders are entitled to additional compensation for such risk; and all such interest shall be payable by Borrower and the Co-Borrowers upon demand by Administrative Agent.

     4.4 Euro-Rate Unascertainable; Illegality; Increased Costs; Deposits Not Available

                           4.4.1    Unascertainable.

     If on any date on which a Euro-Rate would otherwise be determined, the Administrative Agent shall have determined that:

     (i) adequate and reasonable means do not exist for ascertaining such Euro-Rate, or

     (ii) a contingency has occurred which materially and adversely affects the London interbank eurodollar market relating to the Euro-Rate, the Administrative Agent shall have the rights specified in Section 4.4.3.

     4.4.2 Illegality; Increased Costs; Deposits Not Available.

                           If at any time any Lender shall have determined that:

     (i) the making, maintenance or funding of any Loan to which a Euro-Rate Option applies has been made impracticable or unlawful by compliance by such Lender in good faith with any Law or any interpretation or application thereof by any Official Body or with any request or directive of any such Official Body (whether or not having the force of Law), or

     (ii) such Euro-Rate Option will not adequately and fairly reflect the cost to such Lender of the establishment or maintenance of any such Loan, or

     (iii) after making all reasonable efforts, deposits of the relevant amount in Dollars for the relevant Interest Period for a Loan to which a Euro-Rate Option applies are not available to such Lender in the London interbank market, then the Administrative Agent shall have the rights specified in Section 4.4.3.

                           4.4.3    Administrative Agent's and Lender's Rights.

     In the case of any event specified in Section 4.4.1 above, the Administrative Agent shall promptly so notify the Lenders, the Borrower and the Co-Borrowers thereof, and in the case of an event specified in Section 4.4.2 above, such Lender shall promptly so notify the Administrative Agent and endorse a certificate to such notice as to the specific circumstances of such notice, and the Administrative Agent shall promptly send copies of such notice and certificate to the other Lenders, the Borrower and the Co-Borrowers. Upon such date as shall be specified in such notice (which shall not be earlier than the date such notice is given), the obligation of (A) the Lenders, in the case of such notice given by the Administrative Agent, or (B) such Lender, in the case of such notice given by such Lender, to allow the Borrower and the Co-Borrowers to select, convert to or renew a Euro-Rate Option shall be suspended until the Administrative Agent shall have later notified the Borrower and the Co-Borrowers, or such Lender shall have later notified the Administrative Agent, of the Administrative Agent's or such Lender's, as the case may be, determination that the circumstances giving rise to such previous determination no longer exist. If at any time the Administrative Agent makes a determination under Section 4.4.1 and the Borrower and the Co-Borrowers have previously notified the Administrative Agent of its selection of, conversion to or renewal of a Euro-Rate Option and such Interest Rate Option has not yet gone into effect, such notification shall be deemed to provide for selection of, conversion to or renewal of the Base Rate Option otherwise available with respect to such Loans. If any Lender notifies the Administrative Agent of a determination under Section 4.4.2, the Borrower and the Co-Borrowers shall, subject to the Borrower's and the Co-Borrowers' indemnification Obligations under Section 5.6.2, as to any Loan of the Lender to which a Euro-Rate Option applies, on the date specified in such notice either convert such Loan to the Base Rate Option otherwise available with respect to such Loan or prepay such Loan in accordance with Section 5.4. Absent due notice from the Borrower and the Co-Borrowers of conversion or prepayment, such Loan shall automatically be converted to the Base Rate Option otherwise available with respect to such Loan upon such specified date.

                  4.5      Selection of Interest Rate Options.

                  If the Borrower and the Co-Borrowers fail to select a new Interest Period to apply to any Borrowing Tranche of Loans under the Euro-Rate Option at the expiration of an existing Interest Period applicable to such Borrowing Tranche in accordance with the provisions of Section 4.2, the Borrower and the Co-Borrowers shall be deemed to have converted such Borrowing Tranche to the Revolving Credit Base Rate Option, the Term Loan A Base Rate Option or the Term Loan B Base Rate Option, as applicable, commencing upon the last day of the existing Interest Period.

                                            5.       PAYMENTS

                  5.1      Payments.

                  All payments and prepayments to be made in respect of principal, interest, Commitment Fees, Letter of Credit Fees, Administrative Agent's Fee or other fees or amounts due from the Borrower and the Co-Borrowers hereunder shall be payable prior to 11:00 a.m., Pittsburgh time, on the date when due without presentment, demand, protest or notice of any kind, all of which are hereby expressly waived by the Borrower and the Co-Borrowers, and without set-off, counterclaim or other deduction of any nature, and an action therefor shall immediately accrue. Such payments shall be made to the Administrative Agent at the Principal Office for the account of National City with respect to the Swing Loans and for the ratable accounts of the Lenders with respect to the Revolving Credit Loans and the Term Loans in U.S. Dollars and in immediately available funds, and the Administrative Agent shall promptly distribute such amounts to the Lenders in immediately available funds, provided that in the event payments are received by 11:00 a.m., Pittsburgh time, by the Administrative Agent with respect to the Loans and such payments are not distributed to the Lenders on the same day received by the Administrative Agent, the Administrative Agent shall pay the Lenders the Federal Funds Effective Rate with respect to the amount of such payments for each day held by the Administrative Agent and not distributed to the Lenders. The Administrative Agent's and each Lender's statement of account, ledger or other relevant record shall, in the absence of manifest error, be conclusive as the statement of the amount of principal of and interest on the Loans and other amounts owing under this Agreement and shall be deemed an "account stated."

                  5.2      Pro Rata Treatment of Lenders.

                  Each borrowing shall be allocated to each Lender according to its Ratable Share as such Ratable Share relates specifically to the Revolving Credit Commitments, the Term Loan A Commitments and the Term Loan B Commitments of all Lenders having such Commitments, and each selection of, conversion to or renewal of any Interest Rate Option and each payment or prepayment by the Borrower and the Co-Borrowers with respect to principal, interest, Commitment Fees, Letter of Credit Fees, or other fees (except for the fees of the Managing Agents) or amounts due from the Borrower and the Co-Borrowers hereunder to the Lenders with respect to the Loans, shall (except as provided in Section 4.4.3 in the case of an event specified in Section 4.4 [Euro-Rate Unascertainable; Illegality; Increased Costs; Deposits Not Available], 5.4.3 [Voluntary Prepayments] or 5.4 [Additional Compensation in Certain Circumstances]) be made in proportion to the applicable Loans outstanding from each Lender and, if no such Loans are then outstanding, in proportion to the Revolving Credit Ratable Share of each Lender. Notwithstanding any of the foregoing, each borrowing or payment or prepayment by the Borrower and the Co-Borrowers of principal, interest, fees or other amounts from the Borrower and the Co-Borrowers with respect to the Swing Loans shall be made by or to National City according to
Section 2.

                  5.3      Interest Payment Dates.

                  Interest on Loans to which the Base Rate Option applies shall be due and payable in arrears on the first Business Day of each October, January, April and July after the date hereof and on the Expiration Date or upon acceleration of the Notes. Interest on Loans to which the Euro-Rate Option applies shall be due and payable on the last day of each Interest Period for those Loans and, if such Interest Period is longer than three (3) Months, also on the 90th day of such Interest Period. Interest on the principal amount of each Loan or other monetary Obligations shall be due and payable on demand after such principal amount or other monetary Obligations become due and payable (whether on the stated maturity date, upon acceleration or otherwise).

                  5.4      Voluntary Repayments.

                           5.4.1 Right to Repay.

     The Borrower and the Co-Borrowers shall have the right at their option from time to time to pay the Loans in whole or part without premium or penalty (except as provided in Section 5.4.3 below or in Section 5.6):

     (i) at any time with respect to any Loan to which the Base Rate Option applies,

     (ii) on the last day of the applicable Interest Period with respect to Loans to which a Euro-Rate Option applies,

     (iii) on the date  specified in a notice by any Lender  pursuant to Section
4.4 [Euro-Rate Unascertainable] with respect to any Loan to which a Euro-Rate Option applies.


     Whenever the Borrower and the Co-Borrowers desire to repay any part of the Loans, they shall provide a repayment notice to the Administrative Agent at least one (1) Business Day prior to the date of repayment of the Revolving Credit Loans or the Term Loans or no later than 10:00 a.m. Pittsburgh time, on the date of prepayment of the Swing Loans, setting forth the following information:

     (x) the date, which shall be a Business Day, on which the proposed prepayment is to be made;

                           (y) a statement  indicating  the  application  of the
                  prepayment between the Swing Loans, Revolving Credit Loans and Term Loans, provided however, that all prepayments which relate to the Term Loans shall be applied by the Administrative Agent to the outstanding principal balance of the Term Loans A and Term Loans B based upon the Ratable Share of such Term Loan to all the Term Loans, and provided further, each Lender with principal outstanding under its Term Loan B shall have the right to refuse such prepayment in accordance with the term of Section 5.5.1[Excess Cash Flow]; and

                            (z) the total  principal  amount of such  repayment,
                  which shall not be less than $100,000 for any Swing Loans or $1,000,000 for any Revolving Credit Loans or Term Loans.

     All repayment notices shall be irrevocable. The principal amount of the Loans for which a repayment notice is given, together with interest on such principal amount except with respect to Loans to which the Base Rate Option applies, shall be due and payable on the date specified in such repayment notice as the date on which the proposed repayment is to be made. All Term Loan prepayments permitted pursuant to this Section 5.4.1 shall be applied to the unpaid installments of principal of the Term Loans in the inverse order of scheduled maturities. Except as provided in Section 4.4.3, if the Borrower and the Co-Borrowers repay a Loan but fails to specify the applicable Borrowing Tranche which the Borrower and the Co-Borrowers are repaying, the repayment shall be applied (i) first to Revolving Credit Loans and then to Term Loans, as provided in Section 5.5.1; and (ii) after giving effect to the allocations in clause (i) above and in the preceding sentence, first to Loans to which the Base Rate Option applies, then to Loans to which the Euro-Rate the Option applies. Any repayment hereunder shall be subject to the Borrower's and the Co-Borrowers' Obligation to indemnify the Lenders under Section 5.6.2.

                           5.4.2    Commitment Reductions.

     The Borrower and the Co-Borrowers may at any time and from time to time terminate in whole or reduce in part the Revolving Credit Commitments by giving the Administrative Agent and the Lenders not less than seven (7) days prior written notice to such effect. Notice of termination or reduction, having once been given by the Borrower and the Co-Borrowers, shall be irrevocable on the part of the Borrower and the Co-Borrowers. Each reduction of the Commitments shall be in the aggregate amount of at least $5,000,000 and in multiples of $500,000. After each such reduction of the Revolving Credit Commitments, the fee payable pursuant to Section 2.3 shall be calculated upon the Revolving Credit Commitments as so reduced. Upon any such reduction, the Revolving Credit
Commitments of the Lenders shall be reduced proportionately based upon each Lender's Revolving Credit Ratable Share.



                           5.4.3    Replacement of a Lender.

     In the event any Lender (i) gives notice under Section 4.4 or Section 5.6.1, (ii) does not fund Loans because the making of such Loans would contravene any Law applicable to such Lender, (iii) does not approve any action as to which consent of the Required Lenders is requested by the Borrower and the Co-Borrowers and obtained hereunder, or (iv) becomes subject to the control of an Official Body (other than normal and customary supervision), then the Borrower and the Co-Borrowers shall have the right at their option, with the consent of the Administrative Agent, which shall not be unreasonably withheld, to prepay the Loans of such Lender in whole, together with all interest accrued thereon, and terminate such Lender's Commitment within ninety (90) days after
(w) receipt of such Lender's notice under Section 4.4 or 5.6.1, (x) the date such Lender has failed to fund Loans because the making of such Loans would contravene Law applicable to such Lender, (y) the date of obtaining the consent which such Lender has not approved, or (z) the date such Lender became subject to the control of an Official Body, as applicable; provided that the Borrower and the Co-Borrowers shall also pay to such Lender at the time of such prepayment any amounts required under Section 5.6 and any accrued interest due on such amount and any related fees; provided, however, that the Commitment and any Term Loan of such Lender shall be provided by one or more of the remaining Lenders or a replacement lender acceptable to the Administrative Agent; provided, further, the remaining Lenders shall have no obligation hereunder to increase their Commitments. Notwithstanding the foregoing, the Administrative Agent may only be replaced subject to the requirements of Section 10.14 and provided that all Letters of Credit have expired or been terminated or replaced.

                           5.4.4    Change of Lending Office.

     Each Lender agrees that upon the occurrence of any event giving rise to increased costs or other special payments under Section 4.4.2 [Illegality, etc.] or 5.6.1 [Increased Costs, etc.] with respect to such Lender, it will if requested by the Borrower and the Co-Borrowers, use reasonable efforts (subject to overall policy considerations of such Lender) to designate another lending office for any Loans or Letters of Credit affected by such event, provided that such designation is made on such terms that such Lender and its lending office suffer no economic, legal or regulatory disadvantage, with the object of avoiding the consequence of the event giving rise to the operation of such Section. Nothing is this Section 5.4.4 shall affect or postpone any of the Obligations of the Borrower, the Co-Borrowers or any other Loan Party or the rights of the Administrative Agent or any Lender provided in this Agreement.

                  5.5      Mandatory Prepayments.

                           5.5.1    Excess Cash Flow.

                  Within five (5) Business Days of the delivery of the Borrower's annual financial statements pursuant to Section 8.3.3 [Annual Financial Statements], but in any event no later than January 5 of each year during the term hereof (each, a "Mandatory Prepayment Date"), and in the event that the Leverage Ratio for the fiscal year in question is greater than 2.5 to 1.0, the Borrower and the Co-Borrowers shall make a mandatory prepayment of principal on the Term Loans equal to 50% of Excess Cash Flow for the immediately preceding fiscal year, subject to a credit for voluntary prepayments made pursuant to Section 5.4 [Voluntary Prepayments] during the immediately preceding fiscal year, together with accrued interest on such principal amount (each, a "Mandatory Prepayment of Excess Cash Flow"). Each Mandatory Prepayment of Excess Cash Flow shall be applied by the Administrative Agent to the outstanding principal balance of the Term Loans A and Term Loans B based upon the Ratable Share of such Term Loan to all the Term Loans, in each case by application to the unpaid installments of principal in the inverse order of scheduled maturities. Upon its receipt of the annual financial statements of the Borrower and receipt of payment by the Borrower and the Co-Borrowers of the Mandatory Prepayment of Excess Cash Flow, the Administrative Agent shall give the Lenders with outstanding principal on the Term Loans B notice of the amount of the Mandatory Prepayment of Excess Cash Flow. In the event that any one or more Lender with Term Loans B outstanding elects not to receive its pro rata share of such prepayment, such Lender shall provide written notice of the amount it elects not to receive in prepayment of its Term Loan B, and such amount shall be reallocated to payment of the Term Loans A based upon the Ratable Share of the Lenders with Term Loans A, to be applied by the Lenders with Term Loans A in the inverse order of scheduled maturities. To the extent that a Mandatory Prepayment of Excess Cash Flow exceeds the outstanding principal amount of the Term Loans, such prepayment shall be limited to the amount necessary to prepay the Term Loans in full.

                           5.5.2 Sale of Assets; Issuance of Stock .

     Within five (5) Business Days of any sale of assets authorized by Section 8.2.7((v)) which involves the sale of assets having a market value or book value in an amount equal to or greater than $10,000,000 in the aggregate in any fiscal year, the Borrower and the Co-Borrowers shall make a mandatory prepayment of principal equal to the after-tax proceeds of such sale (as estimated in good faith by the Borrower and the Co-Borrowers), together with accrued interest on such principal amount. Simultaneously with any issuance of capital stock by the Borrower authorized by Section 8.2.13(iv), the Borrower shall make a mandatory prepayment of principal equal to the net proceeds of such issuance. In the event that the Required Lenders permit the incurrence of Indebtedness other than as permitted under Section 8.2.1, the Borrower shall make a mandatory prepayment of principal equal to the net proceeds of such Indebtedness. In the event that the Administrative Agent does not disburse insurance proceeds in excess of $250,000 to the Loan Parties pursuant to Section 8.1.3, such proceeds shall be applied as a mandatory prepayment of principal equal to the amount of such insurance proceeds. All prepayments pursuant to this Section 5.5.2 shall be applied in accordance with the provisions of Section 5.5.1, and upon payment in full of the Term Loans, then as a permanent reduction to the Revolving Credit Commitments. Notwithstanding the foregoing and in the case of asset sales authorized by
Section 8.2.7(v), to the extent that the after-tax proceeds of such sale are used by the applicable Loan Party prior to the due date of the mandatory prepayment to acquire substitute assets in the ordinary course of business of such Loan Party and such substitute assets are subject to a Prior Security Interest in favor of the Administrative Agent for the benefit of the Lenders, then the mandatory prepayment shall be correspondingly reduced or terminated, as the case may be.

                           5.5.3    Application Among Interest Rate Options.

     All prepayments required pursuant to this Section 5.5 shall first be applied among the Interest Rate Options to the principal amount of the Loans subject to the Base Rate Option, then to Loans subject to a Euro-Rate Option. In accordance with Section 5.6.2, the Borrower and the Co-Borrowers shall indemnify the Lenders for any loss or expense, including loss of margin, incurred with respect to any such prepayments applied against Loans subject to a Euro-Rate Option on any day other than the last day of the applicable Interest Period.

                  5.6      Additional Compensation in Certain Circumstances.

     5.6.1....Increased  Costs or Reduced Return Resulting From Taxes, Reserves,
Capital Adequacy Requirements, Expenses, Etc.

     If any Law, guideline or interpretation or any change in any Law, guideline or interpretation or application thereof by any Official Body charged with the interpretation or administration thereof or compliance with any request or directive (whether or not having the force of Law) of any central bank or other Official Body:

     (i) subjects any Lender to any tax or changes the basis of taxation with respect to this Agreement, the Notes, the Loans or payments by the Borrower and the Co-Borrowers of principal, interest, Commitment Fees, or other amounts due from the Borrower and the Co-Borrowers hereunder or under the Notes (except for taxes on the overall net income of such Lender),

     (ii) imposes, modifies or deems applicable any reserve, special deposit or similar requirement against credits or commitments to extend credit extended by, or assets (funded or contingent) of, deposits with or for the account of, or other acquisitions of funds by, any Lender, or

     (iii) imposes, modifies or deems applicable any capital adequacy or similar requirement (A) against assets (funded or contingent) of, or letters of credit, other credits or commitments to extend credit extended by, any Lender, or (B) otherwise applicable to the obligations of any Lender under this Agreement, and the result of any of the foregoing is to increase the cost to, reduce the income receivable by, or impose any expense (including loss of margin) upon any Lender with respect to this Agreement, the Notes or the making, maintenance or funding of any part of the Loans (or, in the case of any capital adequacy or similar requirement, to have the effect of reducing the rate of return on any Lender's capital, taking into consideration such Lender's customary policies with respect to capital adequacy) by an amount which such Lender in its sole discretion deems to be material, such Lender shall from time to time notify the Borrower, the Co-Borrowers and the Administrative Agent of the amount determined in good faith (using any averaging and attribution methods employed in good faith) by such Lender to be necessary to compensate such Lender for such increase in cost, reduction of income, additional expense or reduced rate of return. Such notice shall set forth in reasonable detail the basis for such determination. Such amount shall be due and payable by the Borrower and the Co-Borrowers to such Lender ten (10) Business Days after such notice is given.

                           5.6.2    Indemnity.

     In addition to the compensation required by Section 5.6.1, the Borrower and the Co-Borrowers shall indemnify each Lender against all liabilities, losses or expenses (including loss of margin, any loss or expense incurred in liquidating or employing deposits from third parties and any loss or expense incurred in connection with funds acquired by a Lender to fund or maintain Loans subject to a Euro-Rate Option) which such Lender sustains or incurs as a consequence of any

     (i) payment, prepayment, conversion or renewal of any Loan to which a Euro-Rate Option applies on a day other than the last day of the corresponding Interest Period (whether or not such payment or prepayment is mandatory, voluntary or automatic and whether or not such payment or prepayment is then due),

     (ii) attempt by the Borrower or the Co-Borrowers to revoke (expressly, by later inconsistent notices or otherwise) in whole or part any Loan Requests under Section 2.5 or Section 4.2 or notice relating to prepayments under Section 5.4, or

     (iii) default by the Borrower or the Co-Borrowers in the performance or observance of any covenant or condition contained in this Agreement or any other Loan Document, including any failure of the Borrower and the Co-Borrowers to pay when due (by acceleration or otherwise) any principal, interest, Commitment Fee or any other amount due hereunder.

                  If any Lender sustains or incurs any such loss or expense, it shall from time to time notify the Borrower and the Co-Borrowers of the amount determined in good faith by such Lender (which determination may include such assumptions, allocations of costs and expenses and averaging or attribution methods as such Lender shall deem reasonable) to be necessary to indemnify such Lender for such loss or expense. Such notice shall set forth in reasonable detail the basis for such determination. Such amount shall be due and payable by the Borrower and the Co-Borrowers to such Lender ten (10) Business Days after such notice is given.



                                    6.      REPRESENTATIONS AND WARRANTIES

                  6.1      Representations and Warranties.

                  The Loan Parties, jointly and severally, represent and warrant to the Administrative Agent and each of the Lenders as follows:

                           6.1.1 Organization and Qualification.

     Each Loan Party and each Subsidiary of each Loan Party is a corporation, partnership or limited liability company duly organized, validly existing and in good standing under the laws of its jurisdiction of organization. Each Loan Party and each Subsidiary of each Loan Party has the lawful power to own or lease its properties and to engage in the business it presently conducts or proposes to conduct. Each Loan Party and each Subsidiary of each Loan Party is duly licensed or qualified and in good standing in each jurisdiction listed on
Schedule 6.1.1 and, except as indicated on Schedule 6.1.1, in all other jurisdictions where the property owned or leased by it or the nature of the business transacted by it or both makes such licensing or qualification necessary.

                           6.1.2    Capitalization and Ownership.

     The authorized capital stock of the Borrower consists of 50,000,000 shares of common stock and 1,000,000 shares of preferred stock, of which 21,698,597 shares of common stock were issued and outstanding as of September 15, 1999, and no shares of Series A preferred stock (collectively referred to herein as the "Shares") are issued and outstanding.

                           6.1.3    Subsidiaries.

     Schedule 6.1.3 states the name of each of the Borrower's Subsidiaries, its jurisdiction of incorporation, its authorized capital stock, the issued and outstanding shares (referred to herein as the "Subsidiary Shares") and the owners thereof if it is a corporation, its outstanding partnership interests (the "Partnership Interests") if it is a partnership and its outstanding limited liability company interests, interests assigned to managers thereof and the voting rights associated therewith (the "LLC Interests") if it is a limited liability company. The Borrower and each Subsidiary of the Borrower has good and marketable title to all of the Subsidiary Shares, Partnership Interests and LLC Interests it purports to own, free and clear in each case of any Lien. All Subsidiary Shares, Partnership Interests and LLC Interests have been validly issued, and all Subsidiary Shares are fully paid and nonassessable. All capital contributions and other consideration required to be made or paid in connection with the issuance of the Partnership Interests and LLC Interests have been made or paid, as the case may be. There are no options, warrants or other rights outstanding to purchase any such Subsidiary Shares, Partnership Interests or LLC Interests except as indicated on Schedule 6.1.3.

                           6.1.4    Power and Authority.

     Each Loan Party has full power to enter into, execute, deliver and carry out this Agreement and the other Loan Documents to which it is a party, to incur the Indebtedness contemplated by the Loan Documents and to perform its Obligations under the Loan Documents to which it is a party, and all such actions have been duly authorized by all necessary proceedings on its part.

                           6.1.5    Validity and Binding Effect.

     This Agreement has been duly and validly executed and delivered by each Loan Party, and each other Loan Document which any Loan Party is required to execute and deliver on or after the date hereof will have been duly executed and delivered by such Loan Party on the required date of delivery of such Loan
Document. This Agreement and each other Loan Document constitutes, or will constitute, legal, valid and binding obligations of each Loan Party which is or will be a party thereto on and after its date of delivery thereof, enforceable against such Loan Party in accordance with its terms, except to the extent that enforceability of any of such Loan Document may be limited by bankruptcy, insolvency, reorganization, moratorium or other similar laws affecting the enforceability of creditors' rights generally or limiting the right of specific performance.

                           6.1.6    No Conflict.

     Neither the execution and delivery of this Agreement or the other Loan Documents by any Loan Party nor the consummation of the transactions herein or therein contemplated or compliance with the terms and provisions hereof or thereof by any of them will conflict with, constitute a default under or result in any breach of (i) the terms and conditions of the certificate of incorporation, bylaws, certificate of limited partnership, partnership agreement, certificate of formation, limited liability company agreement or other organizational documents of any Loan Party or (ii) any Law or any material agreement or instrument or order, writ, judgment, injunction or decree to which any Loan Party or any of its Subsidiaries is a party or by which it or any of its Subsidiaries is bound or to which it is subject, or result in the creation or enforcement of any Lien, charge or encumbrance whatsoever upon any property (now or hereafter acquired) of any Loan Party or any of its Subsidiaries (other than Liens granted under the Loan Documents).

                           6.1.7    Litigation.

     Except as set forth in Schedule 6.1.7, there are no actions, suits, proceedings or investigations pending or, to the knowledge of any Loan Party, threatened against such Loan Party or any Subsidiary of such Loan Party at law or equity before any Official Body. None of such actions, suits, proceedings or investigations, which if determined adversely to the Loan Parties, would individually or in the aggregate result in any Material Adverse Change. Except as set forth on Schedule 6.1.7 none of the Loan Parties or any Subsidiaries of any Loan Party is in violation of any order, writ, injunction or any decree of any Official Body. No such violations may result in any Material Adverse Change.

                           6.1.8    Title to Properties.

                           The real property  owned or leased by each Loan Party
and each Subsidiary of each Loan
Party is described on Schedule 6.1.8. Each Loan Party and each Subsidiary of each Loan Party has good and marketable title to or valid leasehold interest in all properties, assets and other rights which it purports to own or lease or which are reflected as owned or leased on its books and records, free and clear of all Liens and encumbrances except Permitted Liens, and subject to the terms and conditions of the applicable leases. All leases of property are in full force and effect without the necessity for any consent which has not previously been obtained upon consummation of the transactions contemplated hereby.

                           6.1.9    Financial Statements.

     (i) Historical Statements. The Borrower has delivered to the Administrative Agent copies of its audited consolidated year-end financial statements for and as of the end of the four fiscal years ended September 30, 1998 (the "Annual Statements"). In addition, the Borrower has delivered to the Administrative Agent copies of its unaudited consolidated interim financial statements for the fiscal year to date and as of the end of the fiscal quarter ended June 30, 1999 (the "Interim Statements"), (the Annual and Interim Statements being collectively referred to as the "Historical Statements"). The Historical Statements were compiled from the books and records maintained by the Borrower's management, are correct and complete and fairly represent the consolidated financial condition of the Borrower and its Subsidiaries as of their dates and the results of operations for the fiscal periods then ended and have been prepared in accordance with GAAP consistently applied, subject (in the case of the Interim Statements) to normal year-end audit adjustments.

     (ii) Financial Projections. The Borrower has delivered to the Administrative Agent financial projections of the Borrower and its Subsidiaries for the five fiscal years ended September 30, 1999, 2000, 2001, 2002 and 2003 derived from various assumptions of the Borrower's management (the "Financial Projections"). The Financial Projections represent a reasonable range of possible results in light of the history of the business, present and foreseeable conditions and the intentions of the Borrower's management. The Financial Projections accurately reflect the liabilities of the Borrower and its Subsidiaries upon consummation of the transactions contemplated hereby as of the Closing Date.

     (iii) Accuracy of Financial Statements. Neither the Borrower nor any Subsidiary of the Borrower has any liabilities, contingent or otherwise, or forward or long-term commitments that are not disclosed in the Historical Statements or in the notes thereto, and except as disclosed therein there are no unrealized or anticipated losses from any commitments of the Borrower or any Subsidiary of the Borrower which may cause a Material Adverse Change. Since September 30, 1998, no Material Adverse Change has occurred.

                           6.1.10   Use of Proceeds; Margin Stock.

     The Loan Parties intend to use the proceeds of the Loans in accordance with Sections 2.8, 3.4 and 8.1.10. None of the Loan Parties or any Subsidiaries of any Loan Party engages or intends to engage principally, or as one of its important activities, in the business of extending credit for the purpose, immediately, incidentally or ultimately, of purchasing or carrying margin stock (within the meaning of Regulation U). No part of the proceeds of any Loan has been or will be used, immediately, incidentally or ultimately, to purchase or carry any margin stock or to extend credit to others for the purpose of purchasing or carrying any margin stock or to refund Indebtedness originally incurred for such purpose, or for any purpose which entails a violation of or which is inconsistent with the provisions of the regulations of the Board of Governors of the Federal Reserve System. None of the Loan Parties or any Subsidiary of any Loan Party holds or intends to hold margin stock in such amounts that more than 25% of the reasonable value of the assets of any Loan Party or Subsidiary of any Loan Party are or will be represented by margin stock.

                           6.1.11   Full Disclosure.

     Neither this Agreement nor any other Loan Document, nor any certificate, statement, agreement or other documents furnished to the Administrative Agent or any Lender in connection herewith or therewith, contains any untrue statement of a material fact or omits to state a material fact necessary in order to make the statements contained herein and therein, in light of the circumstances under which they were made, not misleading. There is no fact known to any Loan Party which materially adversely affects the business, property, assets, financial condition, results of operations or prospects of any Loan Party or Subsidiary of any Loan Party which has not been set forth in this Agreement or in the certificates, statements, agreements or other documents furnished in writing to the Administrative Agent and the Lenders prior to or at the date hereof in connection with the transactions contemplated hereby.

                           6.1.12   Taxes.

     All federal, state, local and other tax returns required to have been filed with respect to each Loan Party and each Subsidiary of each Loan Party have been filed, and payment or adequate provision has been made for the payment of all taxes, fees, assessments and other governmental charges which have or may become due pursuant to said returns or to assessments received, except to the extent that such taxes, fees, assessments and other charges are being contested in good faith by appropriate proceedings diligently conducted and for which such reserves or other appropriate provisions, if any, as shall be required by GAAP shall have been made. There are no agreements or waivers extending the statutory period of limitations applicable to any federal income tax return of any Loan Party or Subsidiary of any Loan Party for any period.

                           6.1.13   Consents and Approvals.

     Except for the filing of financing statements and the Mortgage in the state and county filing offices, no consent, approval, exemption, order or authorization of, or a registration or filing with, any Official Body or any other Person is required by any Law or any agreement in connection with the execution, delivery and carrying out of this Agreement and the other Loan Documents by any Loan Party, except as listed on Schedule 6.1.13, all of which shall have been obtained or made on or prior to the Closing Date except as otherwise indicated on Schedule 6.1.13.

     6.1.14 No Event of Default; Compliance with Instruments.

     No event has occurred and is continuing and no condition exists or will exist after giving effect to the borrowings or other extensions of credit to be made on the Closing Date under or pursuant to the Loan Documents which constitutes an Event of Default or Potential Default. None of the Loan Parties or any Subsidiaries of any Loan Party is in violation of (i) any term of its certificate of incorporation, bylaws, certificate of limited partnership, partnership agreement, certificate of formation, limited liability company agreement or other organizational documents or (ii) any material agreement or instrument to which it is a party or by which it or any of its properties may be subject or bound where such violation would constitute a Material Adverse Change.

     6.1.15 Patents, Trademarks, Copyrights, Licenses, Etc.

     Each Loan Party and each Subsidiary of each Loan Party owns or possesses all the material patents, trademarks, service marks, trade names, copyrights, licenses, registrations, franchises, permits and rights necessary to own and operate its properties and to carry on its business as presently conducted and planned to be conducted by such Loan Party or Subsidiary, without known possible, alleged or actual conflict with the rights of others. All material patents, trademarks, service marks, trade names, copyrights, licenses, registrations, franchises and permits of each Loan Party and each Subsidiary of each Loan Party are listed and described on Schedule 6.1.15.

                           6.1.16   Security Interests.

     The Liens and security interests granted to the Administrative Agent for the benefit of the Lenders pursuant to the Collateral Assignments, the Patent, Trademark and Copyright Security Agreement, the Pledge Agreement and the Security Agreement in the Collateral (other than the Real Property) constitute and will continue to constitute Prior Security Interests under the Uniform Commercial Code as in effect in each applicable jurisdiction (the "Uniform
Commercial Code") or other applicable Law entitled to all the rights, benefits and priorities provided by the Uniform Commercial Code or such Law. Upon the filing of financing statements relating to said security interests in each office and in each jurisdiction where required in order to perfect the security interests described above, taking possession of any stock certificates or other certificates evidencing the Pledge Collateral and recordation of the Patent, Trademark and Copyright Security Agreement in the United States Patent and Trademark Office and United States Copyright Office, as applicable, all such action as is necessary or advisable to establish such rights of the Administrative Agent will have been taken, and there will be upon execution and delivery of the Collateral Assignments, the Patent, Trademark and Copyright Security Agreement, the Pledge Agreement and the Security Agreement, such filings and such taking of possession, no necessity for any further action in order to preserve, protect and continue such rights, except the filing of continuation statements with respect to such financing statements within six months prior to each five-year anniversary of the filing of such financing statements. All filing fees and other expenses in connection with each such action have been or will be paid by the Borrower and the Co-Borrowers.

                           6.1.17   Mortgage Liens.

     The Liens granted to the Administrative Agent for the benefit of the Lenders pursuant to the Mortgage constitute a valid first priority Lien under applicable law subject only to Permitted Liens. All such action as will be necessary or advisable to establish such Lien of the Administrative Agent and its priority as described in the preceding sentence will be taken at or prior to the time required for such purpose, and there will be as of the date of execution and delivery of the Mortgage no necessity for any further action in order to protect, preserve and continue such Lien and such priority.

                           6.1.18   Status of the Pledge Collateral.

     All the shares of capital stock, Partnership Interests or LLC Interests included in the Pledge Collateral to be pledged pursuant to the Pledge Agreement or the Collateral Assignment are or will be upon issuance validly issued and nonassessable and owned beneficially and of record by the pledgor free and clear of any Lien or restriction on transfer, except as otherwise provided by the Pledge Agreement or the Collateral Assignment and except as the right of the Lenders to dispose of the Shares, Partnership Interests or LLC Interests may be limited by the Securities Act of 1933, as amended, and the regulations promulgated by the Securities and Exchange Commission thereunder and by applicable state securities laws. There are no shareholder, partnership, limited liability company or other agreements or understandings with respect to the shares of capital stock, Partnership Interests or LLC Interests included in the Pledge Collateral except for the partnership agreements and limited liability company agreements described on Schedule 6.1.18. The Loan Parties have delivered true and correct copies of such partnership agreements and limited liability company agreements to the Administrative Agent.

                           6.1.19   Insurance.

     Schedule 6.1.19 lists all insurance policies and other bonds to which any Loan Party or Subsidiary of any Loan Party is a party, all of which are valid and in full force and effect. No notice has been given or claim made and no grounds exist to cancel or avoid any of such policies or bonds or to reduce the coverage provided thereby. Such policies and bonds provide adequate coverage from reputable and financially sound insurers in amounts sufficient to insure the assets and risks of each Loan Party and each Subsidiary of each Loan Party in accordance with prudent business practice in the industry of the Loan Parties and their Subsidiaries.

                           6.1.20   Compliance with Laws.

     The Loan Parties and their Subsidiaries are in compliance in all material respects with all applicable Laws (other than Environmental Laws which are specifically addressed in Section 6.1.25) in all jurisdictions in which any Loan Party or Subsidiary of any Loan Party is presently or will be doing business except where the failure to do so would not constitute a Material Adverse Change.

                           6.1.21   Material Contracts; Burdensome Restrictions.

     Schedule 6.1.21 lists all material contracts relating to the business operations of each Loan Party and each Subsidiary of any Loan Party, including all employee benefit plans and Labor Contracts. All such material contracts are valid, binding and enforceable upon such Loan Party or Subsidiary and each of the other parties thereto in accordance with their respective terms, and there is no default thereunder, to the Loan Parties' knowledge, with respect to parties other than such Loan Party or Subsidiary. None of the Loan Parties or their Subsidiaries is bound by any contractual obligation, or subject to any restriction in any organization document, or any requirement of Law which could result in a Material Adverse Change.

                           6.1.22   Investment Companies; Regulated Entities.

     None of the Loan Parties or any Subsidiaries of any Loan Party is an "investment company" registered or required to be registered under the Investment Company Act of 1940 or under the "control" of an "investment company" as such terms are defined in the Investment Company Act of 1940 and shall not become such an "investment company" or under such "control." None of the Loan Parties or any Subsidiaries of any Loan Party is subject to any other Federal state statute or regulation limiting its ability to incur Indebtedness for borrowed money.

                           6.1.23   Plans and Benefit Arrangements.

                           Except as set forth on Schedule 6.1.23:

(i) The Borrower and each other member of the ERISA Group are in compliance in all material respects with any applicable provisions of ERISA with respect to all Benefit Arrangements, Plans and Multiemployer Plans. There has been no Prohibited Transaction with respect to any Benefit Arrangement or any Plan or, to the best knowledge of the Borrower, with respect to any Multiemployer Plan or Multiple Employer Plan, which could result in any material liability of the Borrower or any other member of the ERISA Group. The Borrower and all other members of the ERISA Group have made when due any and all payments required to be made under any agreement relating to a Multiemployer Plan or a Multiple Employer Plan or any Law pertaining thereto. With respect to each Plan and Multiemployer Plan, the Borrower and each other member of the ERISA Group (i) have fulfilled in all material respects their obligations under the minimum funding standards of ERISA, (ii) have not incurred any liability to the PBGC, and (iii) have not had asserted against them any penalty for failure to fulfill the minimum funding requirements of ERISA.

(ii) To the best of the Borrower's and each Co-Borrower's knowledge, each Multiemployer Plan and Multiple Employer Plan is able to pay benefits thereunder when due.

     (iii) Neither the Borrower nor any other member of the ERISA Group has instituted or intends to institute proceedings to terminate any Plan other than a Plan of an acquired entity that was not intended to be continued after the acquisition date or a reasonable time thereafter.

     (iv) No event requiring notice to the PBGC under Section 302(f)(4)(A) of ERISA has occurred or is reasonably expected to occur with respect to any Plan, and no amendment with respect to which security is required under Section 307 of ERISA has been made or is reasonably expected to be made to any Plan.

     (v) The aggregate actuarial present value of all benefit liabilities (whether or not vested) under each Plan, determined on a plan termination basis, as disclosed in, and as of the date of, the most recent actuarial report for such Plan, does not exceed the aggregate fair market value of the assets of such Plan.

     (vi) Neither the Borrower nor any other member of the ERISA Group has incurred or reasonably expects to incur any material withdrawal liability under ERISA to any Multiemployer Plan or Multiple Employer Plan. Neither the Borrower nor any other member of the ERISA Group has been notified by any Multiemployer Plan or Multiple Employer Plan that such Multiemployer Plan or Multiple Employer Plan has been terminated within the meaning of Title IV of ERISA and, to the best knowledge of the Borrower, no Multiemployer Plan or Multiple Employer Plan is reasonably expected to be reorganized or terminated, within the meaning of Title IV of ERISA.

     (vii) To the extent that any Benefit Arrangement is insured, the Borrower and all other members of the ERISA Group have paid when due all premiums required to be paid for all periods through the Closing Date. To the extent that any Benefit Arrangement is funded other than with insurance, the Borrower and all other members of the ERISA Group have made when due all contributions required to be paid for all periods through the Closing Date.

     (viii) All Plans, Benefit Arrangements and Multiemployer Plans have been administered in accordance with their terms and applicable Law in all material respects.

                           6.1.24   Employment Matters.

     Each of the Loan Parties and each of their Subsidiaries is in compliance with the Labor Contracts and all applicable federal, state and local labor and employment Laws including those related to equal employment opportunity and affirmative action, labor relations, minimum wage, overtime, child labor, medical insurance continuation, worker adjustment and relocation notices, immigration controls and worker and unemployment compensation, where the failure to comply would constitute a Material Adverse Change. There are no outstanding grievances, arbitration awards or appeals therefrom arising out of the Labor Contracts or current or threatened strikes, picketing, handbilling or other work stoppages or slowdowns at facilities of any of the Loan Parties or any of their Subsidiaries which in any case would constitute a Material Adverse Change. The Borrower has delivered to the Administrative Agent true and correct copies of each of the Labor Contracts.

                           6.1.25   Environmental Matters.

                           Except as disclosed on Schedule 6.1.25:

     (i) None of the Loan Parties or any Subsidiaries of any Loan Party has received any Environmental Complaint from any Official Body or private Person alleging that such Loan Party or Subsidiary or any prior or subsequent owner of any of the Property is a potentially responsible party under the Comprehensive Environmental Response, Cleanup and Liability Act, 42 U.S.C. ss. 9601, et seq., and none of the Loan Parties has any reason to believe that such an Environmental Complaint might be received. There are no pending or, to any Loan Party's knowledge, threatened Environmental Complaints relating to any Loan Party or Subsidiary of any Loan Party or, to any Loan Party's knowledge, any prior or subsequent owner of any of the Property pertaining to, or arising out of, any Environmental Conditions.

     (ii) There are no circumstances at, on or under any of the Property owned by any Loan Party that constitute a breach of or non-compliance with any of the Environmental Laws where the failure to comply would constitute or result in a Material Adverse Change, and there are no past or present Environmental Conditions at, on or under any of the Property owned by a Loan Party or, to any Loan Party's knowledge, at, on or under adjacent property, that prevent compliance with the Environmental Laws at any of the owned Property. There are no circumstances at, on or under any of the Property leased by any Loan Party that constitute a breach of or non-compliance with any of the Environmental Laws where the failure to comply would constitute a Material Adverse Change. There are no past or present Environmental Conditions at, on or under any of the Property leased by a Loan Party or, to any Loan Party's knowledge, at, on or under adjacent property, that prevent compliance with the Environmental Laws at any of the leased Property, where the failure to comply would constitute a Material Adverse Change.

     (iii) Neither any of the Property owned by any Loan Party nor any structures, improvements, equipment, fixtures, activities or facilities thereon or thereunder contain or use Regulated Substances except in compliance with Environmental Laws, except where the failure to comply would not constitute or result in a Material Adverse Change. There are no processes, facilities, operations, equipment or other activities at, on or under any of the owned Property, or, to any Loan Party's knowledge, at, on or under adjacent property, that currently result in the release or threatened release of Regulated Substances onto any of the owned Property, except to the extent that such releases or threatened releases are not a breach of or otherwise not a violation of the Environmental Laws. Neither any of the Property leased by any Loan Party nor any structures, improvements, equipment, fixtures, activities or facilities thereon or thereunder contain or use Regulated Substances except in compliance with Environmental Laws where the failure to comply would constitute a Material Adverse Change. There are no processes, facilities, operations, equipment or other activities at, on or under any of the leased Property, or, to any Loan Party's knowledge, at, on or under adjacent property, that currently result in the release or threatened release of Regulated Substances onto any of the leased Property, except to the extent that such releases or threatened releases are not a breach of or otherwise not a violation of the Environmental Laws where the failure to comply would constitute a Material Adverse Change.

     (iv) There are no aboveground storage tanks, underground storage tanks or underground piping associated with such tanks, used for the management of Regulated Substances at, on or under any of the Property owned by any Loan Party that (a) do not have, to the extent required by Environmental Laws, a full operational secondary containment system in place, and (b) are not otherwise in compliance with all Environmental Laws. There are no abandoned underground storage tanks or underground piping associated with such tanks, previously used for the management of Regulated Substances at, on or under any of the owned Property that have not either been closed in place in accordance with Environmental Laws or removed in compliance with all applicable Environmental Laws and no contamination associated with the use of such tanks exists on any of the owned Property that is not in compliance with Environmental Laws. There are no aboveground storage tanks, underground storage tanks or underground piping associated with such tanks, used for the management of Regulated Substances at, on or under any of the Property leased by any Loan Party that (a) do not have, to the extent required by Environmental Laws, a full operational secondary containment system in place, and (b) are not otherwise in compliance with all Environmental Laws, where in the case of (a) or (b), the failure to comply with such Environmental Laws would constitute a Material Adverse Change. There are no abandoned underground storage tanks or underground piping associated with such tanks, previously used for the management of Regulated Substances at, on or under any of the leased Property that have not either been closed in place in accordance with Environmental Laws or removed in compliance with all applicable Environmental Laws and no contamination associated with the use of such tanks exists on any of the leased Property that is not in compliance with Environmental Laws, where the failure to comply would constitute a Material Adverse Change.

     (v) Each Loan Party and each Subsidiary of any Loan Party has all material permits, licenses, authorizations, plans and approvals necessary under the Environmental Laws for the conduct of the business of such Loan Party or Subsidiary as presently conducted, except where the failure to do so would not constitute or result in a Material Adverse Change. Each Loan Party and each Subsidiary of any Loan Party has submitted all material notices, reports and other filings required by the Environmental Laws to be submitted to an Official Body which pertain to past and current operations on any of the Property.

     (vi) All past and present on-site generation, storage, processing, treatment, recycling, reclamation, disposal or other use or management of Regulated Substances at, on, or under any of the Property owned by any Loan Party and all off-site transportation, storage, processing, treatment, recycling, reclamation, disposal or other use or management of Regulated
Substances have been done in accordance with the Environmental Laws, except where the failure to do so would not constitute or result in a Material Adverse Change. All past and present on-site generation, storage, processing, treatment, recycling, reclamation, disposal or other use or management of Regulated Substances at, on, or under any of the Property leased by any Loan Party and all off-site transportation, storage, processing, treatment, recycling, reclamation, disposal or other use or management of Regulated Substances have been done in accordance with the Environmental Laws, except where to failure to comply with such Environmental Laws would not constitute a Material Adverse Change.

                           6.1.26   Senior Debt Status.

     The Obligations of each Loan Party under this Agreement, the Notes, the Guaranty Agreement and each of the other Loan Documents to which it is a party
(i) do rank and will rank at least pari passu in priority of payment with all other Indebtedness of such Loan Party except Indebtedness of such Loan Party to the extent secured by Permitted Liens, and (ii) constitute "Senior Debt" as such term is defined in the Subordinated Loan Documents. There is no Lien upon or with respect to any of the properties or income of any Loan Party or Subsidiary of any Loan Party which secures indebtedness or other obligations of any Person except for Permitted Liens.

                           6.1.27   Year 2000.

     The Loan Parties and their Subsidiaries have reviewed the areas within their business and operations which could be adversely affected by, and have developed or are developing a program to address on a timely basis, the risk that certain computer applications used by the Loan Parties and their Subsidiaries (or any of their respective material suppliers, customers or vendors) may be unable to recognize and perform properly date-sensitive functions involving dates prior to and after December 31, 1999 (the "Year 2000 Problem"). The Year 2000 Problem will not result in any Material Adverse Change.


                  6.2      Updates to Schedules.

     Should any of the information or disclosures provided on any of the Schedules attached hereto become outdated or incorrect in any material respect, the Borrower and the Co-Borrower shall promptly provide the Administrative Agent in writing with such revisions or updates to such Schedule as may be necessary or appropriate to update or correct same; provided, however, that no Schedule shall be deemed to have been amended, modified or superseded by any such correction or update, nor shall any breach of warranty or representation resulting from the inaccuracy or incompleteness of any such Schedule be deemed to have been cured thereby, unless and until the Required Lenders, in their sole and absolute discretion, shall have accepted in writing such revisions or updates to such Schedule.

                                    7.      CONDITIONS OF LENDING

                  The obligation of each Lender to make Loans and of the Administrative Agent to issue Letters of Credit hereunder is subject to the performance by each of the Loan Parties of its Obligations to be performed hereunder at or prior to the making of any such Loans or issuance of such Letters of Credit and to the satisfaction of the following further conditions:

                  7.1      First Loans.


                  On the Closing Date:

                           7.1.1    Officer's Certificate.

     The representations and warranties of each of the Loan Parties contained in
Section 6 and in each of the other Loan Documents shall be true and accurate on and as of the Closing Date with the same effect as though such representations and warranties had been made on and as of such date (except representations and warranties which relate solely to an earlier date or time, which representations and warranties shall be true and correct on and as of the specific dates or times referred to therein), and each of the Loan Parties shall have performed and complied with all covenants and conditions hereof and thereof, no Event of Default or Potential Default shall have occurred and be continuing or shall exist; and there shall be delivered to the Administrative Agent for the benefit of each Lender a certificate of each of the Loan Parties, dated the Closing Date and signed by the Chief Executive Officer, President or Chief Financial Officer of each of the Loan Parties, to each such effect. The certificate of the Loan Parties shall contain calculations in sufficient detail to demonstrate compliance as of the Closing Date with all financial covenants contained in
Section 8.2.

                           7.1.2    Secretary's Certificate.

     There shall be delivered to the Administrative Agent for the benefit of each Lender a certificate dated the Closing Date and signed by the Secretary or an Assistant Secretary of each of the Loan Parties, certifying as appropriate as to:

     (i) all action taken by each Loan Party in connection with this Agreement and the other Loan Documents;

     (ii) the names of the officer or officers authorized to sign this Agreement and the other Loan Documents and the true signatures of such officer or officers and specifying the Authorized Officers permitted to act on behalf of each Loan Party for purposes of this Agreement and the true signatures of such officers, on which the Administrative Agent and each Lender may conclusively rely; and

     (iii) copies of its organizational documents, including its certificate or articles of incorporation, bylaws, certificate of limited partnership, partnership agreement, certificate of formation, articles of organization and operating agreement or regulations as in effect on the Closing Date certified by the appropriate state official where such documents are filed in a state office together with certificates from the appropriate state officials as to the continued existence and good standing of each Loan Party in each state where organized or qualified to do business.

                           7.1.3    Delivery of Loan Documents.

     The Collateral Assignments, Indemnity Agreement, initial Loan Request, Mortgages, Notes, Patent, Trademark and Copyright Security Agreement, Pledge Agreement, and Security Agreement shall have been duly executed and delivered to the Administrative Agent for the benefit of the Lenders, together with all appropriate financing statements and appropriate stock powers and certificates evidencing the Pledge Collateral.

                           7.1.4    Opinion of Counsel.

     There shall be delivered to the Administrative Agent for the benefit of each Lender a written opinion of Hodgson Russ Andrews Wood & Goodyear, LLP, and Ronald D. DeMoss, counsel and general counsel, respectively, for the Loan Parties (who may rely on the opinions of such other counsel as may be acceptable to the Administrative Agent), dated the Closing Date and in form and substance satisfactory to the Administrative Agent and its counsel:

     (i) as to the matters set forth in Exhibit 7.1.4; and

     (ii) as to such other matters incident to the transactions contemplated herein as the Administrative Agent may reasonably request.

                           7.1.5    Legal Details.

     All legal details and proceedings in connection with the transactions contemplated by this Agreement and the other Loan Documents shall be in form and substance satisfactory to the Administrative Agent and counsel for the Administrative Agent, and the Administrative Agent shall have received all such other counterpart originals or certified or other copies of such documents and proceedings in connection with such transactions, in form and substance satisfactory to the Administrative Agent and said counsel, as the Administrative Agent or said counsel may reasonably request.

                           7.1.6    Payment of Fees.

     The Borrower shall have paid or caused to be paid to the Administrative Agent, for itself and for the account of the Lenders to the extent not previously paid, all other commitment and other fees accrued through the Closing Date and the costs and expenses for which the Administrative Agent and the Lenders are entitled to be reimbursed.

                           7.1.7    Consents.

     All material consents required to effectuate the transactions contemplated hereby as set forth on Schedule 6.1.13 shall have been obtained. The Borrower and the other purchasers of notes under the Subordinated Loan Documents shall have executed and delivered an amendment in connection with this Agreement and the Loans wherein the Borrower and the other note purchasers acknowledge and agree that the terms of subordination in the Subordinated Loan Documents apply to this Agreement, the Loan Documents and the Loans.

                           7.1.8    Officer's Certificate Regarding MACs.

     Since June 30, 1999, no Material Adverse Change shall have occurred; prior to the Closing Date, there shall have been no material change in the management of any Loan Party or Subsidiary of any Loan Party; and there shall have been delivered to the Administrative Agent for the benefit of each Lender a certificate dated the Closing Date and signed by the Chief Executive Officer, President or Chief Financial Officer of each Loan Party to each such effect.

                           7.1.9    No Violation of Laws.

     The making of the Loans and the issuance of the Letters of Credit shall not contravene any Law applicable to any Loan Party or any of the Lenders.

                           7.1.10   No Actions or Proceedings.

     No action, proceeding, investigation, regulation or legislation shall have been instituted, threatened or proposed before any court, governmental agency or legislative body to enjoin, restrain or prohibit, or to obtain damages in respect of, this Agreement, the other Loan Documents or the consummation of the transactions contemplated hereby or thereby or which, in the Administrative Agent's sole discretion, would make it inadvisable to consummate the transactions contemplated by this Agreement or any of the other Loan Documents.

     7.1.11 Insurance Policies; Certificates of Insurance; Endorsements.

     The Loan Parties shall have delivered evidence acceptable to the Administrative Agent that adequate insurance in compliance with Section 8.1.3 is in full force and effect and that all premiums then due thereon have been paid, together with a certified copy of each Loan Party's casualty insurance policy or policies evidencing coverage satisfactory to the Administrative Agent, with additional insured, mortgagee and lender loss payable special endorsements attached thereto in form and substance satisfactory to the Administrative Agent and its counsel naming the Administrative Agent as additional insured, mortgagee and lender loss payee.

                           7.1.12   Title Insurance.

     The Loan Parties shall deliver a title insurance policy or an endorsement or binder in favor of the Administrative Agent for the benefit of the Lenders, in customary ALTA current mortgagee's form, and in amounts not less than $3,500,000, with premiums paid thereon, issued by a title insurance company acceptable to the Administrative Agent and insuring the Mortgage on the Real Property in the City of Erie, Pennsylvania as a valid first priority Lien upon the applicable Loan Parties' fee simple title to such Real Property Collateral and all improvements and all appurtenances thereto (including such easements and appurtenances as may be required by the Administrative Agent), free and clear of any and all defects and encumbrances whatsoever, subject only to such exceptions as may be approved in writing by the Administrative Agent, with endorsements thereto as to such matters as the Administrative Agent may designate.

                           7.1.13   Filing Receipts.

     The Administrative Agent shall have received (1) copies of all filing receipts and acknowledgments issued by any governmental authority to evidence any recordation or filing necessary to perfect the Lien of the Lenders on the Collateral or other satisfactory evidence of such recordation and filing and (2) evidence in a form acceptable to the Administrative Agent that such Lien constitutes a Prior Security Interest in favor of the Lenders and, in the case of the Mortgage, a valid and perfected first priority Lien.

     7.1.14 Amendment and Restatement of Existing Credit Agreement.

     The revolving credit loans, term loans and other obligations of certain of the Loan Parties under the Existing Credit Agreement, as amended, shall have been amended and restated and evidenced by this Agreement, the Revolving Credit Notes, the Term Loan A Notes and the other Loan Documents, without any novation having occurred as a result thereof. Effective upon the Closing Date, all letters of credit outstanding under the Existing Loan Agreement shall be deemed to be Letters of Credit issued pursuant to the terms of this Agreement and subject to the provisions of Section 2.9 of this Agreement. The liabilities of Rentavision to Manufacturers and Traders Trust Company under the credit facilities of such financial institution to Rentavision shall be satisfied on the Closing Date and such credit facilities shall terminate.

                           7.1.15   Continuation of Subordination.

     The Subordinated Debt evidenced by the NWB Subordinated Loan Documents shall continue to be subordinated to the Obligations under the terms and conditions of subordination set forth in the NWB Indenture.



                           7.1.16   Consummation of Acquisition.

     The Loan Parties shall have consummated the Acquisition under terms and conditions satisfactory to the Administrative Agent in accordance with the terms of the Acquisition Agreement and the other Acquisition Documents. In connection with the Acquisition, the Borrower and its Subsidiaries shall not pay or provide Acquisition Consideration of more than $100,000,000 in the aggregate. After giving effect to the Acquisition and the Acquisition Consideration given by the Borrower and its Subsidiaries, the Borrower and the Co-Borrowers shall have the ability to obtain additional Revolving Credit Loans under this Agreement in amounts acceptable to the Managing Agents.


                  7.2      Each Additional Loan.

                  At the time of making any Loans or issuing any Letters of Credit other than Loans made or Letters of Credit issued on the Closing Date and after giving effect to the proposed extensions of credit: the representations and warranties of the Loan Parties contained in Section 6 and in the other Loan Documents shall be true on and as of the date of such additional Loan or Letter of Credit with the same effect as though such representations and warranties had been made on and as of such date (except representations and warranties which expressly relate solely to an earlier date or time, which representations and warranties shall be true and correct on and as of the specific dates or times referred to therein) and the Loan Parties shall have performed and complied with all covenants and conditions hereof; no Event of Default or Potential Default shall have occurred and be continuing or shall exist; the making of the Loans or issuance of such Letter of Credit shall not contravene any Law applicable to any Loan Party or Subsidiary of any Loan Party or any of the Lenders; and the Borrower and the Co-Borrowers shall have delivered to the Administrative Agent a duly executed and completed Loan Request or application for a Letter of Credit as the case may be.

                                            8.       COVENANTS

                  8.1      Affirmative Covenants.

                  The Loan Parties, jointly and severally, covenant and agree that until payment in full of the Loans, Reimbursement Obligations and Letter of Credit Borrowings, and interest thereon, expiration or termination of all Letters of Credit, satisfaction of all of the Loan Parties' other Obligations under the Loan Documents and termination of the Commitments, the Loan Parties shall comply at all times with the following affirmative covenants:

                           8.1.1    Preservation of Existence, Etc.

     Each Loan Party shall, and shall cause each of its Subsidiaries to, maintain its legal existence as a corporation, limited partnership or limited liability company and its license or qualification and good standing in each jurisdiction in which its ownership or lease of property or the nature of its business makes such license or qualification necessary, except as otherwise expressly permitted in Section 8.2.6.

     8.1.2 Payment of Liabilities, Including Taxes, Etc. . Each Loan Party shall, and shall cause each of its Subsidiaries to, duly pay and discharge all liabilities to which it is subject or which are asserted against it, promptly as and when the same shall become due and payable, including all taxes, assessments and governmental charges upon it or any of its properties, assets, income or profits, prior to the date on which penalties attach thereto, except to the extent that such liabilities, including taxes, assessments or charges, are being contested in good faith and by appropriate and lawful proceedings diligently conducted and for which such reserve or other appropriate provisions, if any, as shall be required by GAAP shall have been made, but only to the extent that failure to discharge any such liabilities would not result in any additional liability which would adversely affect to a material extent the financial condition of any Loan Party or Subsidiary of any Loan Party or which would affect the Collateral, provided that the Loan Parties and their Subsidiaries will pay all such liabilities forthwith upon the commencement of proceedings to foreclose any Lien which may have attached as security therefor.

                           8.1.3    Maintenance of Insurance.

     Each Loan Party shall, and shall cause each of its Subsidiaries to, insure its properties and assets against loss or damage by fire and such other insurable hazards as such assets are commonly insured (including fire, extended coverage, property damage, workers' compensation, public liability and business interruption insurance) and against other risks (including errors and omissions) in such amounts as similar properties and assets are insured by prudent companies in similar circumstances carrying on similar businesses, and with reputable and financially sound insurers, including self-insurance to the extent customary, all as reasonably determined by the Administrative Agent. At the request of the Administrative Agent, the Loan Parties shall deliver to the Administrative Agent and each of the Lenders (x) on the Closing Date and annually thereafter an original certificate of insurance signed by the Loan Parties' independent insurance broker describing and certifying as to the existence of the insurance on the Collateral required to be maintained by this Agreement and the other Loan Documents, together with a copy of the endorsement described in the next sentence attached to such certificate and (y) from time to time a summary schedule indicating all insurance then in force with respect to each of the Loan Parties. Such policies of insurance shall contain special endorsements, in form and substance acceptable to the Administrative Agent in its reasonable judgment, which shall (i) specify the Administrative Agent as an additional insured, mortgagee and lender loss payee as its interests may appear, with the understanding that any obligation imposed upon the insured (including the liability to pay premiums) shall be the sole obligation of the applicable Loan Parties and not that of the insured, (ii) provide that the interest of the Lenders shall be insured regardless of any breach or violation by the applicable Loan Parties of any warranties, declarations or conditions contained in such policies or any action or inaction of the applicable Loan Parties or others insured under such policies, (iii) provide a waiver of any right of the insurers to set off or counterclaim or any other deduction, whether by attachment or otherwise, (iv) provide that any and all rights of subrogation which the insurers may have or acquire shall be, at all times and in all respects, junior and subordinate to the prior payment in full of the Indebtedness hereunder and that no insurer shall exercise or assert any right of subrogation until such time as the Indebtedness hereunder has been paid in full and the Commitments have terminated, (v) provide, except in the case of public liability insurance and workmen's compensation insurance, that all insurance proceeds for losses of less than $250,000 shall be adjusted with and payable to the applicable Loan Parties and that all insurance proceeds for losses of $250,000 or more shall be adjusted with and payable to the Administrative Agent, (vi) include effective waivers by the insurer of all claims for insurance premiums against the Administrative Agent, (vii) provide that no cancellation of such policies for any reason (including non-payment of premium) nor any change therein shall be effective until at least thirty (30) days after receipt by the Administrative Agent of written notice of such cancellation or change, (viii) be primary without right of contribution of any other insurance carried by or on behalf of any additional insureds with respect to their respective interests in the Collateral, and (ix) provide that inasmuch as the policy covers more than one insured, all terms, conditions, insuring agreements and endorsements (except limits of liability) shall operate as if there were a separate policy covering each insured. The applicable Loan Parties shall notify the Administrative Agent promptly of any occurrence causing a material loss or decline in value of the Collateral and the estimated (or actual, if available) amount of such loss or decline. Any monies received by the Administrative Agent constituting insurance proceeds or condemnation proceeds (pursuant to the Mortgage) may, at the option of the Administrative Agent, (i) be applied by the Administrative Agent to the payment of the Loans in such manner as the Administrative Agent may reasonably determine, or (ii) be disbursed to the applicable Loan Parties on such terms as are deemed appropriate by the Administrative Agent for the repair, restoration and/or replacement of property in respect of which such proceeds were received.

                           8.1.4    Maintenance of Properties and Leases.

     Each Loan Party shall, and shall cause each of its Subsidiaries to, maintain in good repair, working order and condition (ordinary wear and tear excepted) in accordance with the general practice of other businesses of similar character and size, all of those properties useful or necessary to its business, and from time to time, such Loan Party will make or cause to be made all appropriate repairs, renewals or replacements thereof.

                           8.1.5    Maintenance of Patents, Trademarks, Etc.

     Each Loan Party shall, and shall cause each of its Subsidiaries to, maintain in full force and effect all patents, trademarks, service marks, trade names, copyrights, licenses, franchises, permits and other authorizations necessary for the ownership and operation of its properties and business if the failure so to maintain the same would constitute a Material Adverse Change.

                           8.1.6    Visitation Rights.

     Each Loan Party shall, and shall cause each of its Subsidiaries to, permit any of the officers or authorized employees or representatives of the Administrative Agent or any of the Lenders to visit and inspect any of its properties and to examine and make excerpts from its books and records and discuss its business affairs, finances and accounts with its officers, all in such detail and at such times and as often as any of the Lenders may reasonably request, provided that each Lender shall provide the Borrower, the Co-Borrowers and the Administrative Agent with reasonable notice prior to any visit or inspection. In the event any Lender desires to conduct an audit of any Loan Party, such Lender shall conduct such audit contemporaneously with any audit to be performed by the Administrative Agent.

                           8.1.7    Keeping of Records and Books of Account.

     The Borrower shall, and shall cause each Subsidiary of the Borrower to, maintain and keep proper books of record and account which enable the Borrower and its Subsidiaries to issue financial statements in accordance with GAAP and as otherwise required by applicable Laws of any Official Body having jurisdiction over the Borrower or any Subsidiary of the Borrower, and in which full, true and correct entries shall be made in all material respects of all its dealings and business and financial affairs.

                           8.1.8    Plans and Benefit Arrangements.

     The Borrower shall, and shall cause each other member of the ERISA Group to, comply with ERISA, the Internal Revenue Code and other applicable Laws applicable to Plans and Benefit Arrangements except where such failure, alone or in conjunction with any other failure, would not result in a Material Adverse Change. Without limiting the generality of the foregoing, the Borrower shall cause all of its Plans and all Plans maintained by any member of the ERISA Group to be funded in accordance with the minimum funding requirements of ERISA and shall make, and cause each member of the ERISA Group to make, in a timely manner, all contributions due to Plans, Benefit Arrangements and Multiemployer Plans.

                           8.1.9    Compliance with Laws.

     Each Loan Party shall, and shall cause each of its Subsidiaries to, comply with all applicable Laws, including all Environmental Laws, in all respects, provided that it shall not be deemed to be a violation of this Section 8.1.9 if any failure to comply with any Law would not result in fines, penalties, remediation costs, other similar liabilities or injunctive relief which in the aggregate would constitute a Material Adverse Change.

                           8.1.10   Use of Proceeds.

8.1.10.1 General.

     The Loan Parties will use the Letters of Credit and the proceeds of the Loans only for (i) general corporate purposes and for working capital, (ii) to finance Permitted Acquisitions, or (iii) to develop additional retail locations in connection with the business of the Loan Parties described in Schedule
8.2.10. The Loan Parties shall not use the Letters of Credit and the proceeds of the Loans for any purposes which contravenes any applicable Law or any provision hereof.

                                    8.1.10.2Margin Stock.

     The Loan Parties shall not use the proceeds of the Loans to purchase margin stock as more fully provided in Section 6.1.10.

                                    8.1.10.3Section 20 Subsidiaries.

     The Loan Parties will not, directly or indirectly, use any portion of the proceeds of the Loans (i) knowingly to purchase any Ineligible Securities from a
Section 20 Subsidiary during any period in which such Section 20 Subsidiary makes a market in such Ineligible Securities, (ii) knowingly to purchase during the underwriting or placement period Ineligible Securities being underwritten or privately placed by a Section 20 Subsidiary, or (iii) to make payments of principal or interest on Ineligible Securities underwritten or privately placed by as Section 20 Subsidiary and issued by or for the benefit of any Loan Party or any Affiliate of any Loan Party.

                           8.1.11   Further Assurances.

     Each Loan Party shall, from time to time, at its expense, faithfully preserve and protect the Administrative Agent's Lien on and Prior Security Interest in the Collateral as a continuing first priority perfected Lien, subject only to Permitted Liens, and shall do such other acts and things as the Administrative Agent in its sole discretion may deem necessary or advisable from time to time in order to preserve, perfect and protect the Liens granted under the Loan Documents and to exercise and enforce its rights and remedies thereunder with respect to the Collateral.

                           8.1.12   Subordination of Intercompany Loans.

     Each Loan Party shall cause any intercompany Indebtedness, loans or advances owed by any Loan Party to any other Loan Party to be subordinated pursuant to the terms of the Intercompany Subordination Agreement.

                           8.1.13   Interest Rate Protection.

                           Within thirty (30) days after the Closing  Date,  the
Loan Parties shall enter into one
or more interest rate protection agreements with one or more of the Lenders and with the prior consent of the Administrative Agent, which consent shall not be unreasonably withheld. Such interest rate protection agreements shall be in an amount such that when aggregated with the interest rate protection agreements of the Borrower in effect on the Closing Date, provide for interest rate protection in a notional principal amount of at least $125,000,000 (the interest rate protection agreements in effect on the Closing Date and those entered into pursuant to this Section 8.1.13 are collectively referred to as the "Interest Rate Protection Agreements"). Such Interest Rate Protection Agreement shall contain such terms and conditions as shall be acceptable to the Administrative Agent. Documentation for the Interest Rate Protection Agreement shall be in a standard International Swap Dealer Association Agreement and shall provide for the method of calculating the reimbursable amount of the provider's credit exposure in a reasonable and customary manner. Such financial institution (if other than a Lender) may be granted a security interest in the Collateral pursuant to the Loan Documents and receive a Lien pari passu with the Lien of the Administrative Agent upon terms acceptable to the Administrative Agent.


                  8.2      Negative Covenants.

                  The Loan Parties, jointly and severally, covenant and agree that until payment in full of the Loans, Reimbursement Obligations and Letter of Credit Borrowings and interest thereon, expiration or termination of all Letters of Credit, satisfaction of all of the Loan Parties' other Obligations hereunder and termination of the Commitments, the Loan Parties shall comply with the following negative covenants:

                           8.2.1    Indebtedness.

     Each of the Loan Parties shall not, and shall not permit any of its Subsidiaries to, at any time create, incur, assume or suffer to exist any Indebtedness, except:

     (i) Indebtedness under the Loan Documents;

     (ii) Existing Indebtedness as set forth on Schedule 8.2.1 (including any extensions or renewals thereof, provided there is no increase in the amount thereof or other significant change in the terms thereof unless otherwise specified on Schedule 8.2.1;

     (iii) Capitalized and operating leases as and to the extent permitted under
Section 8.2.15;

     (iv)  Indebtedness   secured  by  Purchase  Money  Security  Interests  not
exceeding $100,000;

     (v) Indebtedness of a Loan Party to another Loan Party which is subordinated in accordance with the provisions of Section 8.1.12; and

     (vi) Indebtedness incurred in connection with Permitted Acquisitions provided that after giving effect thereto, no Potential Default or Event of Default exists.

                           8.2.2    Liens.

     Each of the Loan Parties shall not, and shall not permit any of its Subsidiaries to, at any time create, incur, assume or suffer to exist any Lien on any of its property or assets, tangible or intangible, now owned or hereafter acquired, or agree or become liable to do so, except Permitted Liens.

                           8.2.3    Guaranties.

     Each of the Loan Parties shall not, and shall not permit any of its Subsidiaries to, at any time, directly or indirectly, become or be liable in respect of any Guaranty, or assume, guarantee, become surety for, endorse or otherwise agree, become or remain directly or contingently liable upon or with respect to any obligation or liability of any other Person, except for (i) Guaranties of Indebtedness of the Loan Parties permitted hereunder, (ii)
Guaranties of Subordinated Debt in existence on the Closing Date, and (iii) Guaranties of Indebtedness permitted under Section 8.2.1(vi).

                           8.2.4    Loans and Investments.

     Each of the Loan Parties shall not, and shall not permit any of its Subsidiaries to, at any time make or suffer to remain outstanding any loan or advance to, or purchase, acquire or own any stock, bonds, notes or securities of, or any partnership interest (whether general or limited) or limited liability company interest in, or any other investment or interest in, or make any capital contribution to, any other Person, or agree, become or remain liable to do any of the foregoing, except:

     (i) trade credit extended on usual and customary terms in the ordinary course of business;

     (ii) advances to employees to meet expenses incurred by such employees in the ordinary course of business;

                                    (iii)   Permitted Acquisitions;

                                    (iv)    Permitted Investments; and

     (v) loans, advances and investments in other Loan Parties, provided however, that additional loans, advances and investments in Action Rent-to-Own Holdings of South Carolina, Inc., a South Carolina corporation, shall be limited to $500,000 in the aggregate.

                           8.2.5    Dividends and Related Distributions.

     Each of the Loan Parties shall not, and shall not permit any of its Subsidiaries to, make or pay, or agree to become or remain liable to make or pay, any dividend or other distribution of any nature (whether in cash, property, securities or otherwise) on account of or in respect of its shares of capital stock, partnership interests or limited liability company interests on account of the purchase, redemption, retirement or acquisition of its shares of capital stock (or warrants, options or rights therefor), partnership interests or limited liability company interests, except that (i) the Loan Parties may pay dividends or other distributions payable to another Loan Party, and (ii) the Borrower may pay principal, interest or dividends on the Subordinated Debt, subject to (y) the restrictions on prepayments in Section 8.2.22 and (z) the restrictions on payments contained in the subordination and other provisions contained in the Subordinated Loan Documents.

     8.2.6 Liquidations, Mergers, Consolidations, Acquisitions.

     Each of the Loan Parties shall not, and shall not permit any of its Subsidiaries to, dissolve, liquidate or wind-up its affairs, or become a party to any merger or consolidation, or acquire by purchase, lease or otherwise all or substantially all of the assets or capital stock of any other Person, provided that

     (1)......any  Loan Party other than the  Borrower and the  Co-Borrower  may consolidate or merge into another Loan Party which is wholly-owned by one or more of the other Loan Parties, and Rentavision may merge with and into the Borrower so long as the Borrower is the surviving corporation, provided, that Borrower and the Co-Borrowers shall deliver to the Administrative Agent copies of the applicable merger or consolidation documentation within five (5) Business Days after the effective date of such merger or consolidation and the appropriate Loan Parties shall promptly thereafter (but in no event in less than five (5) Business Days after the Administrative Agent's request therefore) execute and deliver to the Administrative Agent new UCC-1 financing statements or amendments to filed UCC-1 financing statements, as appropriate in the discretion of the Administrative Agent, and take such other action as is necessary to maintain first priority Liens in the assets of the parties to such merger or consolidation; and

     (2)......any Loan Party may acquire,  whether by purchase or by merger, (A)
all of the ownership interests of another Person or (B) substantially all of assets of another Person or of a business or division of another Person (each an "Permitted Acquisition"), provided that each of the following requirements is met:

     (i) such Person shall be a corporation, limited liability company or other entity with respect to applicable state law providing that the owners of all stock or other ownership interests in such entity shall not be liable for any obligations of such entity or for the claims of any creditors thereof,

     (ii) if the Loan Parties are acquiring the ownership interests in such Person, such Person shall execute a Guarantor Joinder and join this Agreement as a Guarantor pursuant to Section 11.18 and such Person and its owners shall grant Liens in the assets and stock or other ownership interests in such Person and otherwise comply with Section 11.18 on or before the date of such Permitted Acquisition,

     (iii) the board of directors or other equivalent governing body of such Person shall have approved such Permitted Acquisition and the Loan Parties shall have delivered to the Lenders written evidence of such approval prior to such Permitted Acquisition,

     (iv) the business acquired, or the business conducted by the Person whose ownership interests are being acquired, as applicable, shall be substantially the same as one or more line or lines of business conducted by the Loan Parties and shall comply with Section 8.2.10,

     (v) no Potential Default or Event of Default shall exist immediately prior to and after giving effect to such Permitted Acquisition,

     (vi) the Borrower and the Co-Borrowers shall have given the Administrative Agent written notice of the acquisition at least five (5) days prior to its consummation, which notice shall include a quarterly compliance certificate of the Borrower in the form of Exhibit 8.3.4 which evidences that after giving effect to the Permitted Acquisition and any Loans to be made in connection therewith, the Borrower is not in default with respect the covenants set forth in Sections 8.2.16,

     (vii) any Consideration given by the Loan Parties in the form of Indebtedness to be paid at a date after the closing date of the Permitted Acquisition shall be subordinated to the Loans and other Obligations on terms and conditions satisfactory to the Administrative Agent,

     (viii) the Loan Parties shall have delivered to the Lenders such opinions of counsel in form and substance satisfactory to the Administrative Agent or such other evidence as shall be satisfactory to the Administrative Agent in its sole discretion that the Loan Parties are in compliance with all applicable Law in any additional states in which the Loan Parties do business after the consummation of the Permitted Acquisition,

     (ix) the business acquired, or the business conducted by the Person whose ownership interests are being acquired, as applicable, shall be permitted by
Section 8.2.10, and

     (x) if after giving effect to a Permitted Acquisition the Leverage Ratio is greater than or equal to 2.0 to 1.0, the Consideration given by the Loan Parties for such Permitted Acquisition shall not exceed $20,000,000 in value, and after giving effect to such Permitted Acquisition, the aggregate Consideration given by the Loan Parties for all Permitted Acquisitions made during the then fiscal quarter of the Permitted Acquisition and during the prior three fiscal quarters shall not exceed $50,000,000.

                           8.2.7    Dispositions of Assets or Subsidiaries.

     Each of the Loan Parties shall not, and shall not permit any of its Subsidiaries to, sell, convey, assign, lease, abandon or otherwise transfer or dispose of, voluntarily or involuntarily, any of its properties or assets, tangible or intangible (including sale, assignment, discount or other disposition of accounts, contract rights, chattel paper, equipment or general intangibles with or without recourse or of capital stock, shares of beneficial interest, partnership interests or limited liability company interests of a Subsidiary of such Loan Party), except:

     (i) transactions involving the sale of inventory in the ordinary course of business;

     (ii) any sale, transfer, rental or lease of assets in the ordinary course of business which are no longer necessary or required in the conduct of such Loan Party's or such Subsidiary's business, including, without limitation, the Real Property located at 3230 West Lake Road, Erie, Pennsylvania;

     (iii) any sale, transfer or lease of assets by any wholly owned Subsidiary of such Loan Party to another Loan Party;

     (iv) any sale, transfer or lease of assets in the ordinary course of business which does not cause the aggregate market value or the aggregate book value of all such sales, transfers and leases in any fiscal year to exceed $5,000,000 and which are replaced by substitute assets acquired or leased within the parameters of Section 8.2.15, provided such substitute assets are subject to the Lenders' Prior Security Interest; or

     (v) any sale, transfer or lease of assets, other than those specifically excepted pursuant to clauses (i) through (iv) above, which is approved by the Required Lenders so long as the after-tax proceeds (as reasonably estimated by the Borrower and the Co-Borrowers) are applied as a mandatory prepayment of the Term Loans in accordance with the provisions of Section 5.5.2 above.

                           8.2.8    Affiliate Transactions.

     Each of the Loan Parties shall not, and shall not permit any of its Subsidiaries to, enter into or carry out any transaction (including purchasing property or services from or selling property or services to any Affiliate of any Loan Party or other Person) unless such transaction is not otherwise prohibited by this Agreement, is entered into in the ordinary course of business upon fair and reasonable arm's-length terms and conditions which are fully disclosed to the Administrative Agent and is in accordance with all applicable Law.

     8.2.9 Subsidiaries, Partnerships and Joint Ventures.

     Each of the Loan Parties shall not, and shall not permit any of its Subsidiaries to, own or create directly or indirectly any Subsidiaries other than (i) any Subsidiary which has joined this Agreement as Guarantor on the Closing Date; and (ii) any Subsidiary formed after the Closing Date which joins this Agreement as a Guarantor pursuant to Section 11.18, provided that the Required Lenders shall have consented to such formation and joinder and that such Subsidiary and the Loan Parties, as applicable, shall grant and cause to be perfected first priority Liens to the Administrative Agent for the benefit of the Lenders in the assets held by, and stock of or other ownership interests in, such Subsidiary. Each of the Loan Parties shall not become or agree to (1) become a general or limited partner in any general or limited partnership, except that the Loan Parties may be general or limited partners in other Loan Parties, (2) become a member or manager of, or hold a limited liability company interest in, a limited liability company, except that the Loan Parties may be members or managers of, or hold limited liability company interests in, other Loan Parties, or (3) become a joint venturer or hold a joint venture interest in any joint venture.

                           8.2.10   Continuation of or Change in Business.

     Each of the Loan Parties shall not, and shall not permit any of its Subsidiaries to, engage in any business other than the Line of Business substantially as conducted and operated by such Loan Party or Subsidiary during the present fiscal year, and such Loan Party or Subsidiary shall not permit any material change in such business.

                           8.2.11   Plans and Benefit Arrangements.

                           Each of the Loan  Parties  shall  not,  and shall not
permit any of its Subsidiaries to:

     (i) fail to satisfy the minimum funding requirements of ERISA and the Internal Revenue Code with respect to any Plan;

     (ii) request a minimum funding waiver from the Internal Revenue Service with respect to any Plan;

     (iii) engage in a Prohibited Transaction with any Plan, Benefit Arrangement or Multiemployer Plan which, alone or in conjunction with any other circumstances or set of circumstances resulting in liability under ERISA, would constitute a Material Adverse Change;

     (iv) permit the aggregate actuarial present value of all benefit liabilities (whether or not vested) under each Plan, determined on a plan termination basis, as disclosed in the most recent actuarial report completed with respect to such Plan, to exceed, as of any actuarial valuation date, the fair market value of the assets of such Plan;

     (v) fail to make when due any contribution to any Multiemployer Plan that the Borrower or any member of the ERISA Group may be required to make under any agreement relating to such Multiemployer Plan, or any Law pertaining thereto;

     (vi) withdraw (completely or partially) from any Multiemployer Plan or withdraw (or be deemed under Section 4062(e) of ERISA to withdraw) from any Multiple Employer Plan, where any such withdrawal is likely to result in a material liability of the Borrower or any member of the ERISA Group;

     (vii) terminate, or institute proceedings to terminate, any Plan, where such termination is likely to result in a material liability to the Borrower or any member of the ERISA Group;

     (viii) make any amendment to any Plan with respect to which security is required under Section 307 of ERISA; or

     (ix) fail to give any and all notices and make all disclosures and governmental filings required under ERISA or the Internal Revenue Code, where such failure is likely to result in a Material Adverse Change.

                           8.2.12   Fiscal Year.

     The Borrower and the Co-Borrowers shall not, and shall not permit any Subsidiary of the Borrower to, change its fiscal year from the twelve-month period beginning October 1 and ending September 30.

                           8.2.13   Issuance of Stock.

     Each of the Loan Parties shall not, and shall not permit any of its Subsidiaries to, issue any additional shares of its capital stock or any options, warrants or other rights in respect thereof, except that the Borrower may issue additional shares of capital stock (i) for Permitted Acquisitions in accordance with the provisions of Section 8.2.6, (ii) for distribution to employees as provided for under the stock option plans and 401(k) plans set forth on Schedule 6.1.21 as in effect on the Closing Date, (iii) in connection with the conversion of Indebtedness incurred under the NWB Indenture into capital stock of the Borrower pursuant to the terms of the NWB Subordinated Loan Documents, (iv) in connection with the Mass Mutual Warrants or (v) if the net proceeds of the issuance are used by the Borrower to reduce (a) the Loans outstanding under this Agreement, and (b) the Commitments of the Lenders.

                           8.2.14   Changes in Organizational Documents.

     Each of the Loan Parties shall not, and shall not permit any of its Subsidiaries to, amend in any respect its certificate or articles of incorporation (including any provisions or resolutions relating to capital stock), by-laws, certificate of limited partnership, partnership agreement, certificate of formation, articles of organization, operating agreement, regulations or other organizational documents without providing at least thirty
(30) calendar days' prior written notice to the Administrative Agent and the Lenders and, in the event such change would be adverse to the Lenders as determined by the Administrative Agent in its sole discretion, obtaining the prior written consent of the Required Lenders.

                           8.2.15   Capital Expenditures and Leases.

     Excluding the purchase of Rental Merchandise, each of the Loan Parties shall not, and shall not permit any of its Subsidiaries to, make any payments exceeding $25,000,000 in the aggregate in any fiscal year on account of the purchase or lease of any assets which if purchased would constitute fixed assets or which if leased would constitute a capitalized lease, or any payments exceeding $1,000,000 in the aggregate in any fiscal year on account of the rental or lease of real or personal property of any other Person which does not constitute a capitalized lease (other than leases of retail store sites and motor vehicles), and all such capital expenditures and leases shall be made under usual and customary terms and in the ordinary course of business.

                           8.2.16   Maximum Leverage Ratio (Total Funded Debt).

     The Loan Parties shall not permit the Leverage Ratio of the Borrower and its Subsidiaries to exceed the ratio set forth below for the four fiscal quarters then ended.


                                     Period                                 Ratio

                    Closing Date through 12/31/99                       3.50 to 1.00

                    1/1/00 through 6/30/00                              3.25 to 1.00

                    7/1/00 through 6/30/01                              3.00 to 1.00

                    7/1/01 through 6/30/02                              2.75 to 1.00

                    7/1/02 and thereafter                               2.50 to 1.00


                           8.2.17   Subordinated Loan Document Amendments.

     The Loan Parties shall not amend the terms of the NWB Subordinated Loan Documents without the prior written consent of the Administrative Agent.

                           8.2.18   Minimum Interest Coverage Ratio.

     The Loan Parties shall not permit the Interest Coverage Ratio to be less than the ratio set forth below for the four fiscal quarters then ended, as calculated at the end of each fiscal quarter of the Borrower.


                                    Period                                 Ratio

                    Closing Date through 12/31/99                      3.75 to 1.00

                    1/1/00 through 6/30/00                             4.00 to 1.00

                    7/1/00 through 12/31/00                            4.25 to 1.00

                    1/1/01 through 6/30/01                             4.50 to 1.00

                    7/1/01 through 3/31/02                             4.75 to 1.00

                    4/1/02 and thereafter                              5.00 to 1.00


                           8.2.19   Minimum Net Worth.

     The Borrower shall not at any time permit Consolidated Net Worth to be less than the
Base Net Worth.

                           8.2.20   Fixed Charge Coverage Ratio.

     The Borrower shall not at any time permit the Fixed Charge Coverage Ratio to be less than 1.2 to 1.0 for the four fiscal quarters then ended, as calculated at the end of each fiscal quarter of the Borrower.

                           8.2.21   Rental Merchandise Usage.

     The Loan Parties shall not permit the value of the Rental Merchandise under lease pursuant to Rental Contracts to be less than (i) 70% of the total value of Rental Merchandise, as measured at the end of each fiscal quarter of the Borrower commencing December 31, 1999 through and including June 30, 2000, and
(ii) 75% of the total value of Rental Merchandise, as measured at the end of each fiscal quarter of the Borrower commencing September 30, 2000 and thereafter. For purposes of this Section 8.2.21, the value of the Rental
Merchandise shall be as it is recorded on the books and records of the Loan Parties, determined in accordance with GAAP.

                           8.2.22   Prepayments on Subordinated Debt.

     The Loan Parties shall not make any voluntary prepayment, redemption or repurchase on account of any of the Subordinated Debt, provided however, that the Borrower may redeem the Subordinated Debt incurred pursuant to the NWB Indenture in accordance with the terms of the NWB Indenture so long as no Event of Default or Potential Default has occurred or would exist after giving effect to the payments made to redeem such Subordinated Debt.

                  8.3      Reporting Requirements.

     The Loan Parties, jointly and severally, covenant and agree that until payment in full of the Loans, Reimbursement Obligations and Letter of Credit Borrowings and interest thereon, expiration or termination of all Letters of Credit, satisfaction of all of the Loan Parties' other Obligations hereunder and under the other Loan Documents and termination of the Commitments, the Loan Parties will furnish or cause to be furnished to the Administrative Agent and each of the Lenders:

                           8.3.1    Monthly Financial Statements.

     As soon as available and in any event within thirty (30) calendar days after the end of each calendar month, the Borrower's financial statements, consisting of a consolidated and consolidating balance sheet as of the end of such month and related consolidated and consolidating statements of income, stockholders' equity and cash flows for the month then ended and the fiscal year through that date, all in reasonable detail and certified (subject to normal year-end adjustments) by the Chief Executive Officer, President or Chief Financial Officer of the Borrower as having been prepared in accordance with GAAP, consistently applied, and setting forth in comparative form the respective financial statements for the corresponding date and period in the previous fiscal year.

                           8.3.2    Quarterly Financial Statements.

     As soon as available and in any event within forty-five (45) calendar days after the end of each of the first three fiscal quarters in each fiscal year, the quarterly report of Form 10-Q for the Borrower and its consolidated financial statements, consisting of a consolidated and consolidating balance sheet as of the end of such fiscal quarter and related consolidated and consolidating statements of income, stockholders' equity and cash flows for the fiscal quarter then ended and the fiscal year through that date, all in reasonable detail and certified (subject to normal year-end audit adjustments) by the Chief Executive Officer, President or Chief Financial Officer of the Borrower as having been prepared in accordance with GAAP, consistently applied, and setting forth in comparative form the respective financial statements for the corresponding date and period in the previous fiscal year.



                           8.3.3    Annual Financial Statements.

     As soon as available and in any event within ninety (90) days after the end of each fiscal year of the Borrower, the annual report on Form 10-K for the Borrower and its consolidated financial statements, consisting of a consolidated and consolidating balance sheet as of the end of such fiscal year, and related consolidated and consolidating statements of income, stockholders' equity and cash flows for the fiscal year then ended, all in reasonable detail and setting forth in comparative form the financial statements as of the end of and for the preceding fiscal year, and certified by PriceWaterhouseCoopers L.L.P. or such other independent certified public accountants of comparable nationally recognized standing satisfactory to the Administrative Agent in its reasonable judgment. The consolidating statement of income shall include a schedule detailing the income by each retail location of the Loan Parties. The certificate or report of accountants shall be free of qualifications (other than any consistency qualification that may result from a change in the method used to prepare the financial statements as to which such accountants concur) and shall not indicate the occurrence or existence of any event, condition or contingency which would materially impair the prospect of payment or performance of any covenant, agreement or duty of any Loan Party under any of the Loan Documents. The Loan Parties shall deliver with such financial statements and certification by their accountants a letter of such accountants to the Administrative Agent and the Lenders substantially (i) to the effect that, based upon their ordinary and customary examination of the affairs of the Borrower, performed in connection with the preparation of such consolidated financial statements, and in accordance with generally accepted auditing standards, they are not aware of the existence of any condition or event which constitutes an Event of Default or Potential Default or, if they are aware of such condition or event, stating the nature thereof and confirming the Borrower's calculations with respect to the certificate to be delivered pursuant to Section 8.3.4 with respect to such financial statements and (ii) to the effect that the Lenders are intended to rely upon such accountant's certification of the annual financial statements and that such accountants authorize the Loan Parties to deliver such reports and certificate to the Lenders on such accountants' behalf.

                           8.3.4    Certificate of the Borrower.

     Concurrently with the financial statements of the Borrower furnished to the Administrative Agent and to the Lenders pursuant to Sections 8.3.2 and 8.3.3, a certificate of the Borrower signed by the Chief Executive Officer, President or Chief Financial Officer of the Borrower, in the form of Exhibit 8.3.4, to the effect that, except as described pursuant to Section 8.3.5, (i) the representations and warranties of the Borrower contained in Section 6 and in the other Loan Documents are true on and as of the date of such certificate with the same effect as though such representations and warranties had been made on and as of such date (except representations and warranties which expressly relate solely to an earlier date or time) and the Loan Parties have performed and complied with all covenants and conditions hereof, (ii) no Event of Default or Potential Default exists and is continuing on the date of such certificate and
(iii) containing calculations in sufficient detail to demonstrate compliance as of the date of such financial statements with all financial covenants contained in Section 8.2.


                           8.3.5    Notice of Default.

     Promptly after any officer of any Loan Party has learned of the occurrence of an Event of Default or Potential Default, a certificate signed by the Chief Executive Officer, President or Chief Financial Officer of such Loan Party setting forth the details of such Event of Default or Potential Default and the action which the such Loan Party proposes to take with respect thereto.

                           8.3.6    Notice of Litigation.

     Promptly after the commencement thereof, notice of all actions, suits, proceedings or investigations before or by any Official Body or any other Person against any Loan Party or Subsidiary of any Loan Party which relate to the Collateral, involve a claim or series of claims in excess of $100,000 or which if adversely determined would constitute a Material Adverse Change.

                           8.3.7    Certain Events.

                           Written notice to the Administrative Agent:

     (i) at least fourteen (14) calendar days prior thereto, with respect to any proposed sale or transfer of assets pursuant to Section 8.2.7((iv)) or ((v)),

     (ii) within the time limits set forth in Section 8.2.14, any amendment to the organizational documents of any Loan Party;

                                    (iii) at least  fourteen  (14) calendar days
prior thereto, with respect to
any change in any Loan Party's locations from the locations set forth in Schedule A to the Security Agreement, other than changes resulting from the consummation of a Permitted Acquisition; and

                                    (iv) at least five (5)  calendar  days prior
thereto, with respect to any
change in any Loan Party's locations from the locations set forth in Schedule A to the Security Agreement resulting from the consummation of a Permitted Acquisition.

     8.3.8 Budgets, Forecasts, Other Reports and Information.

                           Promptly upon becoming available to the Borrower:

     (i) the annual budget and any forecasts or projections of the Borrower, to be supplied not later than sixty (60) days prior to commencement of the fiscal year to which any of the foregoing may be applicable,

     (ii) any reports including management letters submitted to the Borrower by independent accountants in connection with any annual, interim or special audit,

     (iii) any reports, notices or proxy statements generally distributed by the Borrower to its stockholders on a date no later than the date supplied to such stockholders, (iv) regular or periodic reports, including Forms 10-K, 10-Q and 8-K, registration statements and prospectuses, filed by the Borrower with the Securities and Exchange Commission,

     (v) a copy of any order in any proceeding to which the Borrower or any of its Subsidiaries is a party issued by any Official Body, and

     (vi) such other reports and information as any of the Lenders may from time to time reasonably request. The Borrower shall also notify the Lenders promptly of the enactment or adoption of any Law which may result in a Material Adverse Change.

     8.3.9 Notices Regarding Plans and Benefit Arrangements.

8.3.9.1  Certain Events.

     Promptly upon becoming aware of the occurrence thereof, notice (including the nature of the event and, when known, any action taken or threatened by the Internal Revenue Service or the PBGC with respect thereto) of:

     (i) any Reportable Event with respect to the Borrower or any other member of the ERISA Group (regardless of whether the obligation to report said Reportable Event to the PBGC has been waived),

     (ii) any Prohibited Transaction which could subject the Borrower or any other member of the ERISA Group to a civil penalty assessed pursuant to Section 502(i) of ERISA or a tax imposed by Section 4975 of the Internal Revenue Code in connection with any Plan, any Benefit Arrangement or any trust created thereunder,

     (iii) any assertion of material withdrawal liability with respect to any Multiemployer Plan,

     (iv) any partial or complete withdrawal from a Multiemployer Plan by the Borrower or any other member of the ERISA Group under Title IV of ERISA (or assertion thereof), where such withdrawal is likely to result in material withdrawal liability,

     (v) any cessation of operations (by the Borrower or any other member of the ERISA Group) at a facility in the circumstances described in Section 4062(e) of ERISA,

     (vi) withdrawal by the Borrower or any other member of the ERISA Group from a Multiple Employer Plan,

     (vii) a failure by the Borrower or any other member of the ERISA Group to make a payment to a Plan required to avoid imposition of a Lien under Section 302(f) of ERISA,

     (viii) the adoption of an amendment to a Plan requiring the provision of security to such Plan pursuant to Section 307 of ERISA, or

     (ix) any change in the actuarial assumptions or funding methods used for any Plan, where the effect of such change is to materially increase or materially reduce the unfunded benefit liability or obligation to make periodic contributions.

     8.3.9.2 Notices of Involuntary Termination and Annual Reports.

     Promptly after receipt thereof, copies of (a) all notices received by the Borrower or any other member of the ERISA Group of the PBGC's intent to terminate any Plan administered or maintained by the Borrower or any member of the ERISA Group, or to have a trustee appointed to administer any such Plan; and
(b) at the request of the Administrative Agent or any Lender each annual report (IRS Form 5500 series) and all accompanying schedules, the most recent actuarial reports, the most recent financial information concerning the financial status of each Plan administered or maintained by the Borrower or any other member of the ERISA Group, and schedules showing the amounts contributed to each such Plan by or on behalf of the Borrower or any other member of the ERISA Group in which any of their personnel participate or from which such personnel may derive a benefit, and each Schedule B (Actuarial Information) to the annual report filed by the Borrower or any other member of the ERISA Group with the Internal Revenue Service with respect to each such Plan.

                           8.3.9.3  Notice of Voluntary Termination.

     Promptly upon the filing thereof, copies of any Form 5310, or any successor or equivalent form to Form 5310, filed with the PBGC in connection with the termination of any Plan.

                                    9.      DEFAULT

                  9.1      Events of Default.

                  An Event of Default shall mean the occurrence or existence of any one or more of the following events or conditions (whatever the reason therefor and whether voluntary, involuntary or effected by operation of Law):

                           9.1.1    Payments Under Loan Documents.

     The Borrower or either Co-Borrower shall fail to pay any principal of any Loan (including mandatory prepayments or the payment due at maturity), Reimbursement Obligation or Letter of Credit Borrowing or any other amount owing hereunder or under the other Loan Documents after such principal or other amount becomes due in accordance with the terms hereof or thereof, or the Borrower or either Co-Borrower shall fail to pay any interest on any Loan, Reimbursement Obligation or Letter of Credit Borrowing within five calendar days after such interest becomes due in accordance with the terms hereof;

                           9.1.2    Breach of Warranty.

     Any representation or warranty made at any time by any of the Loan Parties herein or by any of the Loan Parties in any other Loan Document, or in any certificate, other instrument or statement furnished pursuant to the provisions hereof or thereof, shall prove to have been false or misleading in any material respect as of the time it was made or furnished;

     9.1.3 Breach of Negative Covenants or Visitation Rights.

     Any of the Loan Parties shall default in the observance or performance of any covenant contained in Section 8.1.6 or Section 8.2;

                           9.1.4    Breach of Other Covenants.

     Any of the Loan Parties shall default in the observance or performance of any other covenant, condition or provision hereof or of any other Loan Document and such default shall continue unremedied for a period of ten (10) Business Days after any officer of any Loan Party becomes aware of the occurrence thereof (such grace period to be applicable only in the event such default can be remedied by corrective action of the Loan Parties as determined by the Administrative Agent in its sole discretion);

     9.1.5 Defaults in Other Agreements or Indebtedness.

                           A default or event of default shall occur at any time
under the terms of any other
agreement involving borrowed money or the extension of credit or any other Indebtedness including the Subordinated Debt under which any Loan Party or Subsidiary of any Loan Party may be obligated as a borrower or guarantor in excess of $300,000 in the aggregate, and such breach, default or event of default consists of the failure to pay (beyond any period of grace permitted with respect thereto, whether waived or not) any indebtedness when due (whether at stated maturity, by acceleration or otherwise) or if such breach or default permits or causes the acceleration of any indebtedness (whether or not such right shall have been waived) or the termination of any commitment to lend;

                           9.1.6    Final Judgments or Orders.

     Any final judgments or orders for the payment of money in excess of $100,000 in the aggregate shall be entered against any Loan Party by a court having jurisdiction in the premises, which judgment is not discharged, vacated, bonded or stayed pending appeal within a period of thirty (30) days from the date of entry;

                           9.1.7    Loan Document Unenforceable.

     Any of the Loan Documents or any provision relating to or affecting subordination contained in any Subordinated Loan Documents shall cease to be legal, valid and binding agreements enforceable against the party executing the same or such party's successors and assigns (as permitted under the Loan Documents) in accordance with the respective terms thereof or shall in any way be terminated (except in accordance with its terms) or become or be declared ineffective or inoperative or shall in any way be challenged or contested or cease to give or provide the respective Liens, security interests, rights, titles, interests, remedies, powers or privileges intended to be created thereby;

     9.1.8 Uninsured Losses; Proceedings Against Assets.

     There shall occur any material uninsured damage to or loss, theft or destruction of any of the Collateral in excess of $250,000 or the Collateral or any other of the Loan Parties' or any of their Subsidiaries' assets are attached, seized, levied upon or subjected to a writ or distress warrant; or such come within the possession of any receiver, trustee, custodian or assignee for the benefit of creditors and the same is not cured within thirty (30) days thereafter;

                           9.1.9    Notice of Lien or Assessment.

                           A notice of Lien or  assessment in excess of $100,000
which is not a Permitted Lien is
filed of record with respect to all or any part of any of the Loan Parties' or any of their Subsidiaries' assets by the United States, or any department, agency or instrumentality thereof, or by any state, county, municipal or other governmental agency, including the PBGC, or any taxes or debts owing at any time or times hereafter to any one of these becomes payable and the same is not paid within thirty (30) days after the same becomes payable;

                           9.1.10   Insolvency.

     Any Loan Party or any Subsidiary of a Loan Party ceases to be solvent or admits in writing its inability to pay its debts as they mature;

     9.1.11 Events Relating to Plans and Benefit Arrangements.

     Any of the following occurs: (i) any Reportable Event, which the Administrative Agent determines in good faith constitutes grounds for the termination of any Plan by the PBGC or the appointment of a trustee to administer or liquidate any Plan, shall have occurred and be continuing; (ii) proceedings shall have been instituted or other action taken to terminate any Plan, or a termination notice shall have been filed with respect to any Plan; (iii) a trustee shall be appointed to administer or liquidate any Plan; (iv) the PBGC shall give notice of its intent to institute proceedings to terminate any Plan or Plans or to appoint a trustee to administer or liquidate any Plan; and, in the case of the occurrence of (i), (ii), (iii) or (iv) above, the Administrative Agent determines in good faith that the amount of the Borrower's or either Co-Borrower's liability is likely to exceed 10% of Consolidated Net Worth less intangibles; (v) the Borrower or any member of the ERISA Group shall fail to make any contributions when due to a Plan or a Multiemployer Plan; (vi) the Borrower or any other member of the ERISA Group shall make any amendment to a Plan with respect to which security is required under Section 307 of ERISA;
(vii) the Borrower or any other member of the ERISA Group shall withdraw completely or partially from a Multiemployer Plan; (viii) the Borrower or any other member of the ERISA Group shall withdraw (or shall be deemed under Section 4062(e) of ERISA to withdraw) from a Multiple Employer Plan; or (ix) any applicable Law is adopted, changed or interpreted by any Official Body with respect to or otherwise affecting one or more Plans, Multiemployer Plans or Benefit Arrangements and, with respect to any of the events specified in (v),
(vi), (vii), (viii) or (ix), the Administrative Agent determines in good faith that any such occurrence would be reasonably likely to materially and adversely affect the total enterprise represented by the Borrower and the other members of the ERISA Group;

                           9.1.12   Cessation of Business.

     Any Loan Party or Subsidiary of a Loan Party ceases to conduct its business as contemplated, except as expressly permitted under Section 8.2.6 or 8.2.7, or any Loan Party or Subsidiary of a Loan Party is enjoined, restrained or in any way prevented by court order from conducting all or any material part of its business and such injunction, restraint or other preventive order is not dismissed within thirty (30) days after the entry thereof;

                           9.1.13   Change of Control.

     (i) An Acquiring Person shall have acquired, or obtained the right to acquire, legal or beneficial ownership of 50% or more of the outstanding shares of the Voting Stock of the Borrower; (ii) all the outstanding partnership interests and capital stock, as the case may be, of either Co-Borrower shall cease to be owned beneficially and of record by the Borrower, the Borrower's direct and indirect wholly-owned Subsidiaries or some combination of the foregoing, or (iii) within a period of twelve (12) consecutive calendar months, individuals who were directors of the Borrower on the first day of such period shall cease to constitute a majority of the board of directors of the Borrower;

                           9.1.14   Involuntary Proceedings.

                           A proceeding  shall have been  instituted  in a court
having jurisdiction in the premises
seeking a decree or order for relief in respect of any Loan Party or Subsidiary of a Loan Party in an involuntary case under any applicable bankruptcy, insolvency, reorganization or other similar law now or hereafter in effect, or for the appointment of a receiver, liquidator, assignee, custodian, trustee, sequestrator, conservator (or similar official) of any Loan Party or Subsidiary of a Loan Party for any substantial part of its property, or for the winding-up or liquidation of its affairs, and such proceeding shall remain undismissed or unstayed and in effect for a period of thirty (30) consecutive days or such court shall enter a decree or order granting any of the relief sought in such proceeding; or

                           9.1.15   Voluntary Proceedings.

     Any Loan Party or Subsidiary of a Loan Party shall commence a voluntary case under any applicable bankruptcy, insolvency, reorganization or other similar law now or hereafter in effect, shall consent to the entry of an order for relief in an involuntary case under any such law, or shall consent to the appointment or taking possession by a receiver, liquidator, assignee, custodian, trustee, sequestrator, conservator (or other similar official) of itself or for any substantial part of its property or shall make a general assignment for the benefit of creditors, or shall fail generally to pay its debts as they become due, or shall take any action in furtherance of any of the foregoing.

                  9.2      Consequences of Event of Default.

     9.2.1 Events of Default Other Than Bankruptcy, Insolvency or Reorganization Proceedings.

     If an Event of Default specified under Sections 9.1.1 through 9.1.13 shall occur and be continuing, the Lenders and the Administrative Agent shall be under no further obligation to make Loans or issue Letters of Credit, as the case may be, and the Administrative Agent may, and upon the request of the Required Lenders, shall (i) by written notice to the Borrower and the Co-Borrowers, declare the unpaid principal amount of the Notes then outstanding and all interest accrued thereon, any unpaid fees and all other Indebtedness of the Borrower and the Co-Borrowers to the Lenders hereunder and thereunder to be forthwith due and payable, and the same shall thereupon become and be immediately due and payable to the Administrative Agent for the benefit of each Lender without presentment, demand, protest or any other notice of any kind, all of which are hereby expressly waived, and (ii) require the Borrower and the Co-Borrowers to, and the Borrower and the Co-Borrowers shall thereupon, deposit in a non-interest bearing account with the Administrative Agent, as cash collateral for its Obligations under the Loan Documents, an amount equal to the maximum amount currently or at any time thereafter available to be drawn on all outstanding Letters of Credit, and the Borrower and the Co-Borrowers hereby pledge to the Administrative Agent and the Lenders, and grants to the Administrative Agent and the Lenders a security interest in, all such cash as security for such Obligations. Upon the curing of all existing Events of Default to the satisfaction of the Required Lenders, the Administrative Agent shall return such cash collateral to the Borrower and the Co-Borrowers; and

     9.2.2 Bankruptcy, Insolvency or Reorganization Proceedings.

     If an Event of Default specified under Section 9.1.14 or 9.1.15 shall occur, the
Lenders shall be under no further obligations to make Loans hereunder and the unpaid principal amount of the Notes then outstanding and all interest accrued thereon, any unpaid fees and all other Indebtedness of the Borrower and the Co-Borrowers to the Lenders hereunder and thereunder shall be immediately due and payable, without presentment, demand, protest or notice of any kind, all of which are hereby expressly waived; and

                           9.2.3    Set-off.

     If an Event of Default shall occur and be continuing, any Lender to whom any Obligation is owed by any Loan Party hereunder or under any other Loan Document or any participant of such Lender which has agreed in writing to be bound by the provisions of Section 10.13 and any branch, Subsidiary or Affiliate of such Lender or participant anywhere in the world shall have the right, in addition to all other rights and remedies available to it, without notice to such Loan Party, to set-off against and apply to the then unpaid balance of all the Loans and all other Obligations of the Borrower and the Co-Borrowers and the other Loan Parties hereunder or under any other Loan Document any debt owing to, and any other funds held in any manner for the account of, the Borrower, the Co-Borrowers or such other Loan Party by such Lender or participant or by such branch, Subsidiary or Affiliate, including all funds in all deposit accounts (whether time or demand, general or special, provisionally credited or finally credited, or otherwise) now or hereafter maintained by the Borrower, the Co-Borrowers or such other Loan Party for its own account (but not including funds held in custodian or trust accounts) with such Lender or participant or such branch, Subsidiary or Affiliate. Such right shall exist whether or not any Lender or the Administrative Agent shall have made any demand under this Agreement or any other Loan Document, whether or not such debt owing to or funds held for the account of the Borrower, the Co-Borrowers or such other Loan Party is or are matured or unmatured and regardless of the existence or adequacy of any Collateral, Guaranty or any other security, right or remedy available to any Lender or the Administrative Agent; and

                           9.2.4    Suits, Actions, Proceedings.

     If an Event of Default shall occur and be continuing, and whether or not the
Administrative Agent shall have accelerated the maturity of Loans pursuant to any of the foregoing provisions of this Section 9.2, the Administrative Agent or any Lender, if owed any amount with respect to the Notes, may proceed to protect and enforce its rights by suit in equity, action at law and/or other appropriate proceeding, whether for the specific performance of any covenant or agreement contained in this Agreement or the Notes, including as permitted by applicable Law the obtaining of the ex parte appointment of a receiver, and, if such amount shall have become due, by declaration or otherwise, proceed to enforce the payment thereof or any other legal or equitable right of the Administrative Agent or such Lender; and

                           9.2.5    Application of Proceeds.

     From and after the date on which the Administrative Agent has taken any action pursuant to this Section 9.2 and until all Obligations of the Loan Parties have been paid in full, any and all proceeds received by the Administrative Agent from any sale or other disposition of the Collateral, or any part thereof, or the exercise of any other remedy by the Administrative Agent, shall be applied as follows:

     (i) first, to reimburse the Administrative Agent and the Lenders for out-of-pocket costs, expenses and disbursements, including reasonable attorneys' and paralegals' fees and legal expenses, incurred by the Administrative Agent or the Lenders in connection with realizing on the Collateral or collection of any Obligations of any of the Loan Parties under any of the Loan Documents, including advances made by the Lenders or any one of them or the Administrative Agent for the reasonable maintenance, preservation, protection or enforcement of, or realization upon, the Collateral, including advances for taxes, insurance, repairs and the like and reasonable expenses incurred to sell or otherwise realize on, or prepare for sale or other realization on, any of the Collateral;

     (ii) second, to the repayment of all Indebtedness then due and unpaid of the Loan Parties to the Lenders incurred under this Agreement or any of the other Loan Documents, whether of principal, interest, fees, expenses or otherwise, in such manner as the Administrative Agent may determine in its discretion; and

     (iii) the balance, if any, as required by Law.

                           9.2.6    Other Rights and Remedies.

     In addition to all of the rights and remedies contained in this Agreement or in any of the other Loan Documents (including the Mortgage), the Administrative Agent shall have all of the rights and remedies of a secured party under the Uniform Commercial Code or other applicable Law, all of which rights and remedies shall be cumulative and non-exclusive, to the extent permitted by Law. The Administrative Agent may, and upon the request of the Required Lenders shall, exercise all post-default rights granted to the Administrative Agent and the Lenders under the Loan Documents or applicable Law.

                  9.3      Notice of Sale.

                  Any notice required to be given by the Administrative Agent of a sale, lease, or other disposition of the Collateral or any other intended action by the Administrative Agent, if given ten (10) days prior to such proposed action, shall constitute commercially reasonable and fair notice thereof to the Borrower and the Co-Borrowers.

                                            10.      THE AGENT

                  10.1     Appointment.

                  Each Lender hereby irrevocably designates, appoints and authorizes National City to act as Administrative Agent for such Lender under this Agreement and to execute and deliver or accept on behalf of each of the Lenders the other Loan Documents. Each Lender hereby irrevocably authorizes, and each holder of any Note by the acceptance of a Note shall be deemed irrevocably to authorize, the Administrative Agent to take such action on its behalf under the provisions of this Agreement and the other Loan Documents and any other instruments and agreements referred to herein, and to exercise such powers and to perform such duties hereunder as are specifically delegated to or required of the Administrative Agent by the terms hereof, together with such powers as are reasonably incidental thereto. National City agrees to act as the Administrative Agent on behalf of the Lenders to the extent provided in this Agreement.

                  10.2     Delegation of Duties.

                  The Administrative Agent may perform any of its duties hereunder by or through agents or employees (provided such delegation does not constitute a relinquishment of its duties as Administrative Agent) and, subject to Sections 10.5 and 10.6, shall be entitled to engage and pay for the advice or services of any attorneys, accountants or other experts concerning all matters pertaining to its duties hereunder and to rely upon any advice so obtained.

                  10.3     Nature of Duties; Independent Credit Investigation.

                  The   Administrative   Agent   shall   have   no   duties   or
responsibilities except those expressly set forth in this Agreement and no implied covenants, functions, responsibilities, duties, obligations, or liabilities shall be read into this Agreement or otherwise exist. The duties of the Administrative Agent shall be mechanical and administrative in nature; the Administrative Agent shall not have by reason of this Agreement a fiduciary or trust relationship in respect of any Lender; and nothing in this Agreement, expressed or implied, is intended to or shall be so construed as to impose upon the Administrative Agent any obligations in respect of this Agreement except as expressly set forth herein. Without limiting the generality of the foregoing, the use of the term "agent" in this Agreement with reference to the Administrative Agent is not intended to connote any fiduciary or other implied (or express) obligations arising under agency doctrine of any applicable Law. Instead, such term is used merely as a matter of market custom, and is intended to create or reflect only an administrative relationship between independent contracting parties. Each Lender expressly acknowledges (i) that the Administrative Agent has not made any representations or warranties to it and that no act by the Administrative Agent hereafter taken, including any review of the affairs of any of the Loan Parties, shall be deemed to constitute any representation or warranty by the Administrative Agent to any Lender; (ii) that it has made and will continue to make, without reliance upon the Administrative Agent, its own independent investigation of the financial condition and affairs and its own appraisal of the creditworthiness of each of the Loan Parties in connection with this Agreement and the making and continuance of the Loans hereunder; and (iii) except as expressly provided herein, that the Administrative Agent shall have no duty or responsibility, either initially or on a continuing basis, to provide any Lender with any credit or other information with respect thereto, whether coming into its possession before the making of any Loan or at any time or times thereafter.

     10.4.....Actions in Discretion of Administrative  Agent;  Instructions from the Lenders.

                  The Administrative Agent agrees, upon the written request of the Required Lenders, to take or refrain from taking any action of the type specified as being within the Administrative Agent's rights, powers or discretion herein, provided that the Administrative Agent shall not be required to take any action which exposes the Administrative Agent to personal liability or which is contrary to this Agreement or any other Loan Document or applicable Law. In the absence of a request by the Required Lenders, the Administrative Agent shall have authority, in its sole discretion, to take or not to take any such action, unless this Agreement specifically requires the consent of the Required Lenders or all of the Lenders. Any action taken or failure to act pursuant to such instructions or discretion shall be binding on the Lenders, subject to Section 10.6. Subject to the provisions of Section 10.6, no Lender shall have any right of action whatsoever against the Administrative Agent as a result of the Administrative Agent acting or refraining from acting hereunder in accordance with the instructions of the Required Lenders, or in the absence of such instructions, in the absolute discretion of the Administrative Agent.

     10.5 Reimbursement and Indemnification of Administrative Agent.

                  The Borrower and the Co-Borrowers unconditionally agree to pay or reimburse the Administrative Agent and hold the Administrative Agent harmless against (a) liability for the payment of all reasonable out-of-pocket costs, expenses and disbursements, including fees and expenses of counsel (including the allocated costs of staff counsel), appraisers and environmental consultants, incurred by the Administrative Agent (i) in connection with the development, negotiation, preparation, printing, execution, administration, syndication, interpretation and performance of this Agreement and the other Loan Documents,
(ii) relating to any requested amendments, waivers or consents pursuant to the provisions hereof, (iii) in connection with the enforcement of this Agreement or any other Loan Document or collection of amounts due hereunder or thereunder or the proof and allowability of any claim arising under this Agreement or any other Loan Document, whether in bankruptcy or receivership proceedings or otherwise, and (iv) in any workout or restructuring or in connection with the protection, preservation, exercise or enforcement of any of the terms hereof or of any rights hereunder or under any other Loan Document or in connection with any foreclosure, collection or bankruptcy proceedings, and (b) all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever which may be imposed on, incurred by or asserted against the Administrative Agent, in its capacity as such, in any way relating to or arising out of this Agreement or any other Loan Documents or any action taken or omitted by the Administrative Agent hereunder or thereunder, provided that the Borrower and the Co-Borrowers shall not be liable for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements if the same results from the Administrative Agent's gross negligence or willful misconduct, or if the Borrower and the Co-Borrowers were not given notice of the subject claim and the opportunity to participate in the defense thereof, at their expense (except that the Borrower and the Co-Borrowers shall remain liable to the extent such failure to give notice does not result in a loss to the Borrower and the Co-Borrowers), or if the same results from a compromise or settlement agreement entered into without the consent of the Borrower and the Co-Borrowers, which shall not be unreasonably withheld. In addition, the Borrower and the Co-Borrowers agree to reimburse and pay all reasonable out-of-pocket expenses of the Administrative Agent's regular employees and agents engaged periodically to perform audits of the Loan Parties' books, records and business properties.

                  10.6     Exculpatory Provisions; Limitation of Liability.

                  Neither the Administrative Agent nor any of its directors, officers, employees, agents, attorneys or Affiliates shall (a) be liable to any Lender for any action taken or omitted to be taken by it or them hereunder, or in connection herewith including pursuant to any Loan Document, unless caused by its or their own gross negligence or willful misconduct, (b) be responsible in any manner to any of the Lenders for the effectiveness, enforceability, genuineness, validity or the due execution of this Agreement or any other Loan Documents or for any recital, representation, warranty, document, certificate, report or statement herein or made or furnished under or in connection with this Agreement or any other Loan Documents, or (c) be under any obligation to any of the Lenders to ascertain or to inquire as to the performance or observance of any of the terms, covenants or conditions hereof or thereof on the part of the Loan Parties, or the financial condition of the Loan Parties, or the existence or possible existence of any Event of Default or Potential Default. No claim may be made by any of the Loan Parties, any Lender, the Administrative Agent or any of their respective Subsidiaries against the Administrative Agent, any Lender or any of their respective directors, officers, employees, agents, attorneys or Affiliates, or any of them, for any special, indirect or consequential damages or, to the fullest extent permitted by Law, for any punitive damages in respect of any claim or cause of action (whether based on contract, tort, statutory liability, or any other ground) based on, arising out of or related to any Loan Document or the transactions contemplated hereby or any act, omission or event occurring in connection therewith, including the negotiation, documentation, administration or collection of the Loans, and each of the Loan Parties, (for itself and on behalf of each of its Subsidiaries), the Administrative Agent and each Lender hereby waive, releases and agree never to sue upon any claim for any such damages, whether such claim now exists or hereafter arises and whether or not it is now known or suspected to exist in its favor. Each Lender agrees that, except for notices, reports and other documents expressly required to be furnished to the Lenders by the Administrative Agent hereunder or given to the Administrative Agent for the account of or with copies for the Lenders, the Administrative Agent and each of its directors, officers, employees, agents, attorneys or Affiliates shall not have any duty or responsibility to provide any Lender with an credit or other information concerning the business, operations, property, condition (financial or otherwise), prospects or creditworthiness of the Loan Parties which may come into the possession of the Administrative Agent or any of its directors, officers, employees, agents, attorneys or Affiliates.

     10.7 Reimbursement and Indemnification of Administrative Agent by Lenders.

                  Each Lender agrees to reimburse and indemnify the Administrative Agent (to the extent not reimbursed by the Borrower and the Co-Borrowers and without limiting the Obligation of the Borrower and the Co-Borrowers to do so) in proportion to its Ratable Share from and against all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, and reasonable costs, expenses or disbursements, including reasonable attorneys' fees and disbursements (including the allocated costs of staff counsel), and costs of appraisers and environmental consultants, of any kind or nature whatsoever which may be imposed on, incurred by or asserted against the Administrative Agent, in its capacity as such, in any way relating to or arising out of this Agreement or any other Loan Documents or any action taken or omitted by the Administrative Agent hereunder or thereunder, provided that no Lender shall be liable for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements
(a) if the same results from the Administrative Agent's gross negligence or willful misconduct, or (b) if such Lender was not given notice of the subject claim and the opportunity to participate in the defense thereof, at its expense (except that such Lender shall remain liable to the extent such failure to give notice does not result in a loss to the Lender), or (c) if the same results from a compromise and settlement agreement entered into without the consent of such Lender, which shall not be unreasonably withheld. In addition, each Lender agrees promptly upon demand to reimburse the Administrative Agent (to the extent not reimbursed by the Borrower and the Co-Borrowers and without limiting the Obligation of the Borrower and the Co-Borrowers to do so) in proportion to its Ratable Share for all amounts due and payable by the Borrower and the Co-Borrowers to the Administrative Agent in connection with the Administrative Agent's periodic audit of the Loan Parties' books, records and business properties.

                  10.8     Reliance by Administrative Agent.

                  The Administrative Agent shall be entitled to rely upon any writing, telegram, telex or teletype message, resolution, notice, consent, certificate, letter, cablegram, statement, order or other document or conversation by telephone or otherwise believed by it to be genuine and correct and to have been signed, sent or made by the proper Person or Persons, and upon the advice and opinions of counsel and other professional advisers selected by the Administrative Agent. The Administrative Agent shall be fully justified in failing or refusing to take any action hereunder unless it shall first be indemnified to its satisfaction by the Lenders against any and all liability and expense which may be incurred by it by reason of taking or continuing to take any such action.

                  10.9     Notice of Default.

                  The Administrative Agent shall not be deemed to have knowledge or notice of the occurrence of any Potential Default or Event of Default unless the Administrative Agent has received written notice from a Lender, the Borrower or the Co-Borrowers referring to this Agreement, describing such Potential Default or Event of Default and stating that such notice is a "notice of default."

                  10.10    Notices.

                  The Administrative Agent shall promptly send to each Lender a copy of all notices received from the Borrower and the Co-Borrowers pursuant to the provisions of this Agreement or the other Loan Documents promptly upon receipt thereof. The Administrative Agent shall promptly notify the Borrower, the Co-Borrowers and the other Lenders of each change in the Base Rate and the effective date thereof. Upon the request of any Lender, the Administrative Agent shall provide such Lender with any report provided by the Borrower and the Co-Borrowers to the Administrative Agent pursuant to the provisions of this Agreement or the Loan Documents which are not required to be provided to all the Lenders.

                  10.11    Lenders in Their Individual Capacities.

                  With respect to its Revolving Credit Commitment, the Revolving Credit Loans, the Term Loan A Commitment, the Term Loan A, the Term Loan B Commitment and the Term Loan B made by it and any other rights and powers given to it as a Lender hereunder or under any of the other Loan Documents, the Administrative Agent shall have the same rights and powers hereunder as any other Lender and may exercise the same as though it were not the Administrative Agent, and the term "Lenders" shall, unless the context otherwise indicates, include the Administrative Agent in its individual capacity. National City and its Affiliates and each of the Lenders and their respective Affiliates may, without liability to account, except as prohibited herein, make loans to, accept deposits from, discount drafts for, act as trustee under indentures of, and generally engage in any kind of banking or trust business with, the Loan Parties and their Affiliates, in the case of the Administrative Agent, as though it were not acting as Administrative Agent hereunder and in the case of each Lender, as though such Lender were not a Lender hereunder. The Lenders acknowledge that, pursuant to such activities, the Administrative Agent or its Affiliates may (i) receive information regarding the Loan Parties (including information that may be subject to confidentiality obligations in favor of the Loan Parties) and acknowledge that the Administrative Agent shall be under no obligation to provide such information to them, and (ii) accept fees and other consideration from the Loan Parties for services in connection with this Agreement and otherwise without having to account for the same to the Lenders.

                  10.12    Holders of Notes.

                  The Administrative Agent may deem and treat any payee of any Note as the owner thereof for all purposes hereof unless and until written notice of the assignment or transfer thereof shall have been filed with the Administrative Agent. Any request, authority or consent of any Person who at the time of making such request or giving such authority or consent is the holder of any Note shall be conclusive and binding on any subsequent holder, transferee or assignee of such Note or of any Note or Notes issued in exchange therefor.

                  10.13    Equalization of Lenders.

                  The Lenders and the holders of any participations in any Notes agree among themselves that, with respect to all amounts received by any Lender or any such holder for application on any Obligation hereunder or under any Note or under any such participation, whether received by voluntary payment, by realization upon security, by the exercise of the right of set-off or banker's lien, by counterclaim or by any other non-pro rata source, equitable adjustment will be made in the manner stated in the following sentence so that, in effect, all such excess amounts will be shared ratably among the Lenders and such holders in proportion to their interests in payments under the Notes, except as otherwise provided in Section 4.4.3, 5.4.3 or 5.6. The Lenders or any such holder receiving any such amount shall purchase for cash from each of the other Lenders an interest in such Lender's Loans in such amount as shall result in a ratable participation by the Lenders and each such holder in the aggregate unpaid amount under the Notes, provided that if all or any portion of such excess amount is thereafter recovered from the Lender or the holder making such purchase, such purchase shall be rescinded and the purchase price restored to the extent of such recovery, together with interest or other amounts, if any, required by law (including court order) to be paid by the Lender or the holder making such purchase.

                  10.14    Successor Administrative Agent.

                  The Administrative Agent (i) may resign as Administrative Agent or (ii) shall resign if such resignation is requested by the Required Lenders (if the Administrative Agent is a Lender, the Administrative Agent's Loans and its Commitment shall be considered in determining whether the Required Lenders have requested such resignation) or required by Section 5.4.3, in either case of (i) or (ii) by giving not less than thirty (30) days' prior written notice to the Borrower and the Co-Borrowers. If the Administrative Agent shall resign under this Agreement, then either (a) the Required Lenders shall appoint from among the Lenders a successor agent for the Lenders, subject to the consent of the Borrower and the Co-Borrowers, such consent not to be unreasonably withheld, or (b) if a successor agent shall not be so appointed and approved within the thirty (30) day period following the Administrative Agent's notice to the Lenders of its resignation, then the Administrative Agent shall appoint, with the consent of the Borrower and the Co-Borrowers, such consent not to be unreasonably withheld, a successor agent who shall serve as Administrative Agent until such time as the Required Lenders appoint and the Borrower and the Co-Borrowers consent to the appointment of a successor agent. Upon its appointment pursuant to either clause (a) or (b) above, such successor agent shall succeed to the rights, powers and duties of the Administrative Agent, and the term "Administrative Agent" shall mean such successor agent, effective upon its appointment, and the former Administrative Agent's rights, powers and duties as Administrative Agent shall be terminated without any other or further act or deed on the part of such former Administrative Agent or any of the parties to this Agreement. After the resignation of any Administrative Agent hereunder, the provisions of this Section 0 shall inure to the benefit of such former Administrative Agent and such former Administrative Agent shall not by reason of such resignation be deemed to be released from liability for any actions taken or not taken by it while it was an Administrative Agent under this Agreement.

                  10.15    Availability of Funds.

                  The Administrative Agent may assume that each Lender has made or will make the proceeds of a Loan available to the Administrative Agent unless the Administrative Agent shall have been notified by such Lender on or before the later of (1) the close of Business on the Business Day preceding the Borrowing Date with respect to such Loan or (2) 24 hours before the time on which the Administrative Agent actually funds the proceeds of such Loan to the Borrower and the Co-Borrowers (whether using its own funds pursuant to this
Section 10.15 or using proceeds deposited with the Administrative Agent by the Lenders and whether such funding occurs before or after the time on which Lenders are required to deposit the proceeds of such Loan with the
Administrative Agent). The Administrative Agent may, in reliance upon such assumption (but shall not be required to), make available to the Borrower and the Co-Borrowers a corresponding amount. If such corresponding amount is not in fact made available to the Administrative Agent by such Lender, the Administrative Agent shall be entitled to recover such amount on demand from such Lender (or, if such Lender fails to pay such amount forthwith upon such demand from the Borrower and the Co-Borrowers) together with interest thereon, in respect of each day during the period commencing on the date such amount was made available to the Borrower and the Co-Borrowers and ending on the date the Administrative Agent recovers such amount, at a rate per annum equal to the applicable interest rate in respect of the Loan.

                  10.16    Calculations.

                  In the absence of gross negligence or willful misconduct, the Administrative Agent shall not be liable for any error in computing the amount payable to any Lender whether in respect of the Loans, fees or any other amounts due to the Lenders under this Agreement. In the event an error in computing any amount payable to any Lender is made, the Administrative Agent, the Borrower, the Co-Borrowers and each affected Lender shall, forthwith upon discovery of such error, make such adjustments as shall be required to correct such error, and any compensation therefor will be calculated at the Federal Funds Effective Rate.

                  10.17    Beneficiaries.

                  Except as expressly  provided  herein,  the provisions of this
Section 10 are solely for the benefit of the Administrative Agent and the Lenders, and the Loan Parties shall not have any rights to rely on or enforce any of the provisions hereof. In performing its functions and duties under this Agreement, the Administrative Agent shall act solely as agent of the Lenders and does not assume and shall not be deemed to have assumed any obligation toward or relationship of agency or trust with or for any of the Loan Parties.

                                            11.      MISCELLANEOUS

                  11.1     Modifications, Amendments or Waivers.

                  With the written consent of the Required Lenders, the Administrative Agent, acting on behalf of all the Lenders, and the Borrower and the Co-Borrowers, on behalf of the Loan Parties, may from time to time enter into written agreements amending or changing any provision of this Agreement or any other Loan Document or the rights of the Lenders or the Loan Parties hereunder or thereunder, or may grant written waivers or consents to a departure from the due performance of the Obligations of the Loan Parties hereunder or thereunder. Any such agreement, waiver or consent made with such written consent shall be effective to bind all the Lenders and the Loan Parties; provided, that, without the written consent of all the Lenders, no such agreement, waiver or consent may be made which will:

     11.1.1 Increase of Commitment; Extension or Expiration Date.

     Increase the amount of the Revolving Credit Commitment, the Term Loan A Commitment or the Term Loan B Commitment of any Lender hereunder or extend the Expiration Date, the Term Loan A Maturity Date or the Term Loan B Maturity Date;

     11.1.2...Extension of Payment; Reduction of Principal Interest or Fees; Modification of Terms of Payment.

     Whether or not any Loans are outstanding, extend the time for payment of principal or interest of any Loan (excluding the due date of any mandatory prepayment of a Loan or any mandatory Commitment reduction in connection with such a mandatory repayment hereunder except for mandatory reductions of the Commitments on the Expiration Date), the Commitment Fee or any other fee payable to any Lender, or reduce the principal amount of or the rate of interest borne by any Loan or reduce the Commitment Fee or any other fee payable to any Lender, or otherwise affect the terms of payment of the principal of or interest of any Loan, the Commitment Fee or any other fee payable to any Lender;




                           11.1.3   Release of Collateral or Guarantor.

     Except for sales of assets permitted by Section 8.2.7, release any Collateral, any Guarantor from its Obligations under the Guaranty Agreement or any other security for any of the Loan Parties' Obligations; or

                           11.1.4   Miscellaneous

     Amend Section 5.2 [Pro Rata Treatment of Lenders], 10.6 [Exculpatory Provisions, etc.] or 10.13 [Equalization of Lenders] or this Section 11.1, alter any provision regarding the pro rata treatment of the Lenders, change the definition of Required Lenders, or change any requirement providing for the Lenders or the Required Lenders to authorize the taking of any action hereunder;

provided, further, that no agreement, waiver or consent which would modify the interests, rights or obligations of the Administrative Agent in its capacity as Administrative Agent or as the issuer of Letters of Credit shall be effective without the written consent of the Administrative Agent; provided further, that notwithstanding any provision of this Section 11.1 to the contrary, during the Syndications Period any provision of this Agreement that affects the structure, terms or pricing of the Term Loans B or the Term Loan B Commitments (including, without limitation, the interest rates or interest rate margins applicable thereto and the amortization of the Term Loans B subsequent to the occurrence of the Expiration Date and the Term Loan A Maturity Date) may be amended, modified or waived with the written consent of (i) the holders of one hundred percent (100%) of the Term Loans B outstanding (or, if no Term Loans B are outstanding, one hundred percent (100%) of the Term Loan B Commitments), (ii) the Administrative Agent, and (iii) the Borrower and the Co-Borrowers, for themselves and on behalf of the Loan Parties, except that in no event may the amount of the Term Loan B Commitments or the Term Loans B be reduced pursuant to any such amendment, modification or waiver.

     11.2 No Implied Waivers; Cumulative Remedies; Writing Required.

                  No course of dealing and no delay or failure of the Administrative Agent or any Lender in exercising any right, power, remedy or privilege under this Agreement or any other Loan Document shall affect any other or future exercise thereof or operate as a waiver thereof, nor shall any single or partial exercise thereof or any abandonment or discontinuance of steps to enforce such a right, power, remedy or privilege preclude any further exercise thereof or of any other right, power, remedy or privilege. The rights and remedies of the Administrative Agent and the Lenders under this Agreement and any other Loan Documents are cumulative and not exclusive of any rights or remedies which they would otherwise have. Any waiver, permit, consent or approval of any kind or character on the part of any Lender of any breach or default under this Agreement or any such waiver of any provision or condition of this Agreement must be in writing and shall be effective only to the extent specifically set forth in such writing.

                  11.3     Reimbursement and Indemnification of Lenders; Taxes.

                  The Borrower and the Co-Borrowers agree unconditionally upon demand to pay or reimburse to each Lender (other than the Administrative Agent, as to which the Borrower's and the Co-Borrowers' Obligations are set forth in
Section 10.5) and to save such Lender harmless against (i) liability for the payment of all reasonable out-of-pocket costs, expenses and disbursements (including fees and expenses of counsel (including allocated costs of staff counsel) for each Lender), incurred by such Lender (a) in connection with the enforcement of this Agreement or any other Loan Document, or collection of amounts due hereunder or thereunder or the proof and allowability of any claim arising under this Agreement or any other Loan Document, whether in bankruptcy or receivership proceedings or otherwise, and (b) in any workout or restructuring or in connection with the protection, preservation, exercise or enforcement of any of the terms hereof or of any rights hereunder or under any other Loan Document or in connection with any foreclosure, collection or bankruptcy proceedings, or (ii) all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever which may be imposed on, incurred by or asserted against such Lender, in its capacity as such, in any way relating to or arising out of this Agreement or any other Loan Documents or any action taken or omitted by such Lender hereunder or thereunder, provided that the Borrower and the
Co-Borrowers shall not be liable for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements (A) if the same results from such Lender's gross negligence or willful misconduct, or (B) if the Borrower and the Co-Borrowers were not given notice of the subject claim and the opportunity to participate in the defense thereof, at its expense (except that the Borrower and the Co-Borrowers shall remain liable to the extent such failure to give notice does not result in a loss to the Borrower and the Co-Borrowers), or (C) if the same results from a compromise or settlement agreement entered into without the consent of the Borrower and the Co-Borrowers, which shall not be unreasonably withheld. The Lenders will attempt to minimize the fees and expenses of legal counsel for the Lenders which are subject to reimbursement by the Borrower and the Co-Borrowers hereunder by considering the usage of one law firm to represent the Lenders and the Administrative Agent if appropriate under the circumstances. The Borrower and the Co-Borrowers agree unconditionally to pay all stamp, document, transfer, recording or filing taxes or fees and similar impositions now or hereafter determined by the Administrative Agent or any Lender to be payable in connection with this Agreement or any other Loan Document, and the Borrower and the Co-Borrowers agree unconditionally to save the Administrative Agent and the Lenders harmless from and against any and all present or future claims, liabilities or losses with respect to or resulting from any omission to pay or delay in paying any such taxes, fees or impositions.

                  11.4     Holidays.

                  Whenever payment of a Loan to be made or taken hereunder shall be due on a day which is not a Business Day such payment shall be due on the next Business Day and such extension of time shall be included in computing interest and fee, except that the Loans shall be due on the Business Day preceding the Expiration Date if the Expiration Date is not a Business Day. Whenever any payment or action to be made or taken hereunder (other than payment of the Loans) shall be stated to be due on a day which is not a Business Day, such payment or action shall be made or taken on the next following Business Day (except as provided in Section 4.2 with respect to Interest Periods under the Euro-Rate Option), and such extension of time shall not be included in computing interest or fees, if any, in connection with such payment or action.

                  11.5     Funding by Branch, Subsidiary or Affiliate.

                           11.5.1   Notional Funding.

     Each Lender shall have the right from time to time, without notice to the Borrower or the Co-Borrowers, to deem any branch, Subsidiary or Affiliate (which for the purposes of this Section 11.5 shall mean any corporation or association which is directly or indirectly controlled by or is under direct or indirect common control with any corporation or association which directly or indirectly controls such Lender) of such Lender to have made, maintained or funded any Loan to which the Euro-Rate Option applies at any time, provided that immediately following (on the assumption that a payment were then due from the Borrower and the Co-Borrowers to such other office), and as a result of such change, the Borrower and the Co-Borrowers would not be under any greater financial obligation pursuant to Section 5.6 than they would have been in the absence of such change. Notional funding offices may be selected by each Lender without regard to such Lender's actual methods of making, maintaining or funding the Loans or any sources of funding actually used by or available to such Lender.

                           11.5.2   Actual Funding.

     Each Lender shall have the right from time to time to make or maintain any Loan by arranging for a branch, Subsidiary or Affiliate of such Lender to make or maintain such Loan subject to the last sentence of this Section 11.5.2. If any Lender causes a branch, Subsidiary or Affiliate to make or maintain any part of the Loans hereunder, all terms and conditions of this Agreement shall, except where the context clearly requires otherwise, be applicable to such part of the Loans to the same extent as if such Loans were made or maintained by such Lender, but in no event shall any Lender's use of such a branch, Subsidiary or Affiliate to make or maintain any part of the Loans hereunder cause such Lender or such branch, Subsidiary or Affiliate to incur any cost or expenses payable by the Borrower and the Co-Borrowers hereunder or require the Borrower and the Co-Borrowers to pay any other compensation to any Lender (including any expenses incurred or payable pursuant to Section 5.6) which would otherwise not be incurred.

                  11.6     Notices.

                  All notices, requests, demands, directions and other communications (as used in this Section 11.6, collectively referred to as "Notices") given to or made upon any party hereto under the provisions of this Agreement shall be by telephone or in writing (including telex or facsimile communication) unless otherwise expressly permitted hereunder and shall be delivered or sent by telex or facsimile to the respective parties at the addresses and numbers set forth under their respective names on Schedule 1.1(B) hereof or in accordance with any subsequent unrevoked written direction from any party to the others. All Notices shall, except as otherwise expressly herein provided, be effective (a) in the case of telex or facsimile, when received, (b) in the case of hand-delivered Notice, when hand-delivered, (c) in the case of telephone, when telephoned, provided, however, that in order to be effective, telephonic Notices must be confirmed in writing no later than the next day by letter, facsimile or telex, (d) if given by mail, four (4) days after such communication is deposited in the mail with first-class postage prepaid, return receipt requested, and (e) if given by any other means (including by air courier), when delivered; provided, that Notices to the Administrative Agent shall not be effective until received. Any Lender giving any Notice to any Loan Party shall simultaneously send a copy thereof to the Administrative Agent, and the Administrative Agent shall promptly notify the other Lenders of the receipt by it of any such Notice.

                  11.7     Severability.

                  The provisions of this Agreement are intended to be severable. If any provision of this Agreement shall be held invalid or unenforceable in whole or in part in any jurisdiction, such provision shall, as to such jurisdiction, be ineffective to the extent of such invalidity or unenforceability without in any manner affecting the validity or enforceability thereof in any other jurisdiction or the remaining provisions hereof in any jurisdiction.

                  11.8     Governing Law.

                  Each Letter of Credit and Section 2.9 shall be subject to the Uniform Customs and Practice for Documentary Credits (1993 Revision),
International Chamber of Commerce Publication No. 500, as the same may be revised or amended from time to time, and to the extent not inconsistent therewith, the internal laws of the Commonwealth of Pennsylvania without regard to its conflict of laws principles and the balance of this Agreement shall be deemed to be a contract under the Laws of the Commonwealth of Pennsylvania and for all purposes shall be governed by and construed and enforced in accordance with the internal laws of the Commonwealth of Pennsylvania without regard to its conflict of laws principles.

                  11.9     Prior Understanding.

                  This Agreement, the other Loan Documents and the letter agreement dated September 22, 1999, between the Administrative Agent, the Syndication Agents, and the Borrower supersede all prior understandings and agreements, whether written or oral, between the parties hereto and thereto relating to the transactions provided for herein and therein, including any prior confidentiality agreements and commitments.

                  11.10    Duration; Survival.

                  All representations and warranties of the Loan Parties contained herein or made in connection herewith shall survive the making of Loans and issuance of Letters of Credit and shall not be waived by the execution and delivery of this Agreement, any investigation by the Administrative Agent or the Lenders, the making of Loans, issuance of Letters of Credit, or payment in full of the Loans. All covenants and agreements of the Loan Parties contained in Sections 8.1, 8.2 and 8.3 herein shall continue in full force and effect from and after the date hereof so long as the Borrower and the Co-Borrowers may borrow or request Letters of Credit hereunder and until termination of the Commitments and payment in full of the Loans and expiration or termination of all Letters of Credit. All covenants and agreements of the Borrower and the Co-Borrowers contained herein relating to the payment of principal, interest, premiums, additional compensation or expenses and indemnification, including those set forth in the Notes, Section 5 and Sections 10.5, 10.7 and 11.3, shall survive payment in full of the Loans, expiration or termination of the Letters of Credit and termination of the Commitments.

                  11.11    Successors and Assigns.

     (i) This Agreement shall be binding upon and shall inure to the benefit of the Lenders, the Administrative Agent, the Loan Parties and their respective successors and assigns, except that none of the Loan Parties may assign or transfer any of its rights and Obligations hereunder or any interest herein. Each Lender may, at its own cost, make assignments of or sell participations in all or any part of its Commitment and the Loans made by it to one or more banks or other entities, subject to the consent of the Borrower, the Co-Borrowers and the Administrative Agent with respect to any assignee, such consent not to be unreasonably withheld, provided that (1) no consent of the Borrower or the Co-Borrowers shall be required in the case of an assignment by a Lender to an Affiliate of such Lender or to the extent an Event of Default has occurred and is continuing, and (2) assignments may not be made in amounts less than $1,000,000. In the case of an assignment, upon receipt by the Administrative Agent of the Assignment and Assumption Agreement, the assignee shall have, to the extent of such assignment (unless otherwise provided therein), the same rights, benefits and obligations as it would have if it had been a signatory Lender hereunder, the Commitments shall be adjusted accordingly, and the Assignor shall be relieved from all obligations and liabilities which accrue after the Assignment and based upon the Commitment and related rights assigned to the Assignee. Upon surrender of any Note subject to such assignment, the Borrower and the Co-Borrowers shall execute and deliver a new Note to the assignee in an amount equal to the amount of the Revolving Credit Commitment, the Term Loan A or the Term Loan B assumed by it and a new Revolving Credit Note, Term Note A or Term Note B to the assigning Lender in an amount equal to the Revolving Credit Commitment, Term Loan A or Term Loan B retained by it hereunder. The assigning Lender shall pay to the Administrative Agent a service fee in the amount of $3,500 for each assignment. In the case of a participation, the participant shall only have the rights specified in Section 9.2.3 (the participant's rights against such Lender in respect of such participation to be those set forth in the agreement executed by such Lender in favor of the participant relating thereto and not to include any voting rights except with respect to changes of the type referenced in Sections 11.1.1, 11.1.2, or 11.1.3), all of such Lender's obligations under this Agreement or any other Loan Document shall remain unchanged, and all amounts payable by any Loan Party hereunder or thereunder shall be determined as if such Lender had not sold such participation.

     (ii) Any assignee or participant which is not incorporated under the Laws of the United States of America or a state thereof shall deliver to the Borrower and the Co-Borrowers and the Administrative Agent the form of certificate described in Section 11.17 relating to federal income tax withholding. Each Lender may furnish any publicly available information concerning any Loan Party or its Subsidiaries and any other information concerning any Loan Party or its Subsidiaries in the possession of such Lender from time to time to assignees and participants (including prospective assignees or participants), provided that such assignees and participants agree to be bound by the provisions of Section 11.12.

     (iii) Notwithstanding any other provision in this Agreement, any Lender may at any time pledge or grant a security interest in all or any portion of its rights under this Agreement, its Note and the other Loan Documents to any Federal Reserve Bank in accordance with Regulation A of the FRB or U.S. Treasury Regulation 31 CFR Section 203.14 without notice to or consent of the Borrower, the Co-Borrowers or the Administrative Agent. No such pledge or grant of a security interest shall release the transferor Lender of its obligations hereunder or under any other Loan Document.

                  11.12    Confidentiality.

                  The Administrative Agent and the Lenders each agree to keep confidential all information obtained from any Loan Party or its Subsidiaries which is nonpublic and confidential or proprietary in nature (including any information the Borrower and the Co-Borrowers specifically designates as confidential), except as provided below, and to use such information only in connection with their respective capacities under this Agreement and for the purposes contemplated hereby. The Administrative Agent and the Lenders shall be permitted to disclose such information (i) to outside legal counsel, Affiliates, accountants and other professional advisors who need to know such information in connection with the administration and enforcement of this Agreement, subject to agreement of such Persons to maintain the confidentiality, (ii) to potential assignees and participants as contemplated by Section 11.11, (iii) to the extent requested by any bank regulatory authority or, with notice to the Borrower and the Co-Borrowers (to the extent permitted by applicable Law), as otherwise required by applicable Law or by any subpoena or similar legal process, or in connection with any investigation or proceeding arising out of the transactions contemplated by this Agreement, (iv) if it becomes publicly available other than as a result of a breach of this Agreement or becomes available from a source not known to be subject to confidentiality restrictions, or (v) if the Borrower or the Co-Borrowers shall have consented to such disclosure.

                  11.13    Counterparts.

                  This Agreement may be executed by different parties hereto on any number of separate counterparts, each of which, when so executed and delivered, shall be an original, and all such counterparts shall together constitute one and the same instrument.

                  11.14    Administrative Agent's or Lender's Consent.

                  Whenever the Administrative Agent's or any Lender's consent is required to be obtained under this Agreement or any of the other Loan Documents as a condition to any action, inaction, condition or event, the Administrative Agent and each Lender shall be authorized to give or withhold such consent in its sole and absolute discretion and to condition its consent upon the giving of additional collateral, the payment of money or any other matter.

                  11.15    Exceptions.

                  The representations, warranties and covenants contained herein shall be independent of each other, and no exception to any representation, warranty or covenant shall be deemed to be an exception to any other representation, warranty or covenant contained herein unless expressly provided, nor shall any such exceptions be deemed to permit any action or omission that would be in contravention of applicable Law.

                  11.16    CONSENT TO FORUM; WAIVER OF JURY TRIAL.

                  EACH LOAN PARTY HEREBY IRREVOCABLY CONSENTS TO THE NONEXCLUSIVE JURISDICTION OF THE COURT OF COMMON PLEAS OF ALLEGHENY COUNTY AND THE UNITED STATES DISTRICT COURT FOR THE WESTERN DISTRICT OF PENNSYLVANIA, AND WAIVES PERSONAL SERVICE OF ANY AND ALL PROCESS UPON IT AND CONSENTS THAT ALL SUCH SERVICE OF PROCESS BE MADE BY CERTIFIED OR REGISTERED MAIL DIRECTED TO SUCH LOAN PARTY AT THE ADDRESSES PROVIDED FOR IN SECTION 0 AND SERVICE SO MADE SHALL BE DEEMED TO BE COMPLETED UPON ACTUAL RECEIPT THEREOF. EACH LOAN PARTY WAIVES ANY OBJECTION TO JURISDICTION AND VENUE OF ANY ACTION INSTITUTED AGAINST IT AS PROVIDED HEREIN AND AGREES NOT TO ASSERT ANY DEFENSE BASED ON LACK OF JURISDICTION OR VENUE. EACH LOAN PARTY, THE AGENT AND THE LENDERS HEREBY WAIVE TRIAL BY JURY IN ANY ACTION, SUIT, PROCEEDING OR COUNTERCLAIM OF ANY KIND ARISING OUT OF OR RELATED TO THIS AGREEMENT, ANY OTHER LOAN DOCUMENT OR THE COLLATERAL TO THE FULL EXTENT PERMITTED BY LAW.

                  11.17    Tax Withholding Clause.

                  Each Lender or assignee or participant of a Lender that is not incorporated under the Laws of the United States of America or a state thereof agrees that it will deliver to each of the Borrower, the Co-Borrowers and the Administrative Agent two (2) duly completed copies of the following: (i) Internal Revenue Service Form W-9, 4224 or 1001, or other applicable form prescribed by the Internal Revenue Service, certifying that such Lender, assignee or participant is entitled to receive payments under this Agreement and the other Loan Documents without deduction or withholding of any United States federal income taxes, or is subject to such tax at a reduced rate under an applicable tax treaty, or (ii) Internal Revenue Service Form W-8 or other applicable form or a certificate of such Lender, assignee or participant indicating that no such exemption or reduced rate is allowable with respect to such payments. Each Lender, assignee or participant required to deliver to the Borrower, the Co-Borrowers and the Administrative Agent a form or certificate pursuant to the preceding sentence shall deliver such form or certificate as follows: (A) each Lender which is a party hereto on the Closing Date shall deliver such form or certificate at least five (5) Business Days prior to the first date on which any interest or fees are payable by the Borrower and the Co-Borrowers hereunder for the account of such Lender; (B) each assignee or participant shall deliver such form or certificate at least five (5) Business Days before the effective date of such assignment or participation (unless the Administrative Agent in its sole discretion shall permit such assignee or participant to deliver such form or certificate less than five (5) Business Days before such date in which case it shall be due on the date specified by the Administrative Agent). Each Lender, assignee or participant which so delivers a Form W-8, W-9, 4224 or 1001 further undertakes to deliver to each of the Borrower, the Co-Borrowers and the Administrative Agent two (2) additional copies of such form (or a successor form) on or before the date that such form expires or becomes obsolete or after the occurrence of any event requiring a change in the most recent form so delivered by it, and such amendments thereto or extensions or renewals thereof as may be reasonably requested by the Borrower, the Co-Borrowers or the Administrative Agent, either certifying that such Lender, assignee or participant is entitled to receive payments under this Agreement and the other Loan Documents without deduction or withholding of any United States federal income taxes or is subject to such tax at a reduced rate under an applicable tax treaty or stating that no such exemption or reduced rate is allowable. The Administrative Agent shall be entitled to withhold United States federal income taxes at the full withholding rate unless the Lender, assignee or participant establishes an exemption or that it is subject to a reduced rate as established pursuant to the above provisions.

                  11.18    Joinder of Guarantors.

     Any Subsidiary of the Borrower which is required to join this Agreement as a Guarantor pursuant to Section 8.2.6 or Section 8.2.9 shall execute and deliver to the Administrative Agent (i) a Guarantor Joinder in substantially the form attached hereto as Exhibit 1.1(G)(1) pursuant to which it shall join as a Guarantor each of the documents to which the Guarantors are parties; (ii) documents in the forms described in Section 7.1 [First Loans] modified as appropriate to relate to such Subsidiary; and (iii) documents necessary to grant and perfect Prior Security Interests to the Administrative Agent for the benefit of the Lenders in all assets held by such Subsidiary and in the stock or other ownership interests of such Subsidiary. The Loan Parties shall deliver such Guarantor Joinder and related documents to the Administrative Agent within five
(5) Business Days after the date of the acquisition of the Subsidiary or the date of the filing of such Subsidiary's articles of incorporation if the Subsidiary is a corporation, the date of the filing of its certificate of limited partnership if it is a limited partnership or the date of its organization if it is an entity other than a limited partnership or corporation.

     11.19 Joint and Several Liability of Borrower and Co-Borrowers.

     The Obligations of the Borrower and the Co-Borrowers under this Agreement, the Notes and the Loan Documents to which the Borrower and the Co-Borrowers are parties shall be joint and several obligations and liabilities of the Borrower and each Co-Borrower, and such Obligations may be enforced by the Administrative Agent and the Lenders in their sole discretion against the Borrower and either Co-Borrower either individually in any action brought against the Borrower or either Co-Borrower or jointly in any action brought against both the Borrower and one or more Co-Borrowers For purposes of advancing funds, rendering statements, receiving requests from, or otherwise communicating with the Borrower and the Co-Borrowers or in the Administrative Agent's administration of this Agreement and the related transactions, each Co-Borrower hereby authorizes the Administrative Agent to treat the Borrower as the sole agent for such Co-Borrower under the Loan Documents and to deal with it exclusively, and any act done or omitted or any document, certificate, or instrument executed or delivered by the Borrower shall be binding on each of them. To induce the Lenders to enter into this Agreement and to make advances of the Loans in the manner set forth in this Agreement, the Borrower and each of the Co-Borrowers hereby represents, warrants, covenants and states to each of the Lenders that
(i) the Borrower and each Co-Borrower shares with the other common management and ownership, (ii) the Borrower and each Co-Borrower desires to utilize their borrowing potential on a consolidated basis to the full extent possible, and consistent with realizing such potential, to make available to the Lenders security commensurate with the amount and nature of their aggregate borrowings,
(iii) the Borrower and each Co-Borrower has determined that it will benefit specifically and materially from the advances of credit contemplated by this Agreement and that under a joint and several loan facility it is able to obtain financing on terms more favorable than otherwise available to it separately, and
(iv) the Borrower and each Co-Borrower have requested and bargained for the structure and terms of and security for the advances contemplated by this Agreement.

     Until indefeasible payment in full of the Loans and termination of all Letters of
Credit and Commitments, the Borrower and each Co-Borrower waives and agrees not to enforce any of the rights it may have against the Borrower or any Co-Borrower, including, but not limited to: (i) any right to be subrogated in whole or in part to any right or claim with respect to any Obligations or any portion thereof owed to the Lenders which might otherwise arise from payment by the Borrower or either Co-Borrower on the account of the Obligations or any portion thereof until all the Obligations are indefeasibly paid in full and the Letters of Credit and Commitments have terminated; and (ii) any right of the Borrower or either Co-Borrower to require the marshalling of assets of the Borrower, either Co-Borrower or any Guarantor which might otherwise arise from payment by the Borrower, either Co-Borrower or any Guarantor to the Lenders on account of the Obligations or any portion thereof.

     The Borrower and each Co-Borrower agree that the Administrative Agent and the Lenders may from time to time and as many times as the Administrative Agent and the Lenders, in their absolute discretion, deem appropriate, do any of the following without notice to the Borrower or the Co-Borrowers and without adversely affecting the validity or enforceability of the joint and several liability of the Borrower and the Co-Borrowers under this Agreement and the Notes: (i) release, surrender, exchange, compromise, or settle the Obligations or any portion thereof; (ii) change, renew, or waive the terms of the Obligations or any portion thereof; (iii) grant any extension or indulgence with respect to the payment to the Lenders of the Obligations or any portion thereof; (iv) enter into any agreement of forbearance with respect to the Obligations or any portion thereof; (v) release, surrender, exchange or compromise any security held by the Lenders for the Obligations; (vi) release any Person who is a Guarantor or surety or otherwise liable with respect to the Obligations or any portion thereof; and (vii) release, surrender, exchange or compromise any security or Lien held by the Administrative Agent for the benefit of the Lenders for the liabilities of any Person who is a Guarantor or surety for the Obligations or any portion thereof. The Borrower and each Co-Borrower agrees that the Administrative Agent and the Lenders may do any of the above as they deem necessary or advisable, in their sole discretion, without giving any notice to the Borrower or the Co-Borrowers, and that the Borrower and the Co-Borrowers will remain jointly and severally liable for full payment to the Administrative Agent and the Lenders of the Obligations.

     If the joint and several liability of either Co-Borrower under this Agreement would be held or determined to be void, invalid or unenforceable on account of the amount of such Co-Borrower's aggregate liability under this Agreement, then, notwithstanding any other provision of this Agreement to the contrary, the aggregate amount of such liability shall, without any further action by the Lenders, the Borrower, the Co-Borrowers or any other Person, be automatically limited and reduced to the highest amount which is valid and enforceable as determined in such action or proceeding, which may be an amount which is not greater than the greater of:

     (i) the fair consideration actually received by such Co-Borrower under the terms of and as a result of this Agreement and the related transactions, including, without limiting the generality of the foregoing, advances made to such Co-Borrower or the transfer of property to such Co-Borrower, or

     (ii) ninety-five percent (95%) of the excess of (1) the amount of the fair saleable value of the assets of such Co-Borrower as of the date of this Agreement as determined in accordance with applicable federal and state laws governing determinations of the insolvency of debtors as in effect on the date thereof, over (2) the amount of all liabilities of such Co-Borrower as of the date of this Agreement, also as determined on the basis of applicable federal and state laws governing the insolvency of debtors as in effect on the date thereof.

                           [SIGNATURE PAGES TO FOLLOW]




                                                  SCHEDULE 1.1(A)

                                                   PRICING GRID

------------------------------------------------------------------------------------------------------------------------------------
                                           Revolving Credit and    Revolving Credit and
                 Leverage Ratio                 Term Loan A            Term Loan A        Term Loan B   Term Loan B
   Level                                   Euro-Rate Spread and      Base Rate Spread      Euro-Rate     Base Rate    Commitment Fee
   -----
                                           Letter of Credit Fee                             Spread      Spread rate
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

 I      Less than or equal to 2.0 to 1.0          1.500%                  0.000%             3.000%          1.500%          .375%
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

II      Greater than 2.0 to 1.0 but less          1.750%                  0.250%             3.000%          1.500%          .375%
        than or equal to 2.5 to 1.0
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

III*    Greater than 2.5 to 1.0 but less          2.125%                  0.625%             3.000%          1.500%          .375%
        than or equal to 3.0 to 1.0
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

IV*     Greater than 3.0 to 1.0 but less          2.500%                  1.000%             3.000%          1.500%          .500%
        than or equal to 3.5 to 1.0
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

VI      Greater than 3.5 to 1.0              see default rate        see default rate      see default    see default        .500%
                                                                                                  rate            rate
------------------------------------------------------------------------------------------------------------------------------------

         For purposes of determining the Applicable Margin, the Applicable Commitment Fee Rate and Letter of Credit Fee:

         (a) Except for the effect of an Event of Default and the imposition of the Default Rate, the Applicable Margin, Applicable Commitment Fee Rate and Letter of Credit Fee shall be deemed to be at Level IV from the Closing Date until the later of (i) April 1, 2000, or (ii) the date which results in a decrease of the Applicable Margin, Applicable Commitment Fee and Letter of Credit Fee in accordance with paragraph (b) below.

         (b) Subject to the initial pricing period set forth in paragraph (a) above, the Applicable Margin, Applicable Commitment Fee Rate and Letter of Credit Fee shall be adjusted, and any increase or decrease therein shall become effective on the first day of each month following the due date for the delivery of each Compliance Certificate in the form of Exhibit 8.3.4, based on the Leverage Ratio as calculated in such Compliance Certificate.


         *The default rate will apply to Levels III and IV based upon changes in the Leverage Ratio pursuant to Section 8.2.16




                                                  SCHEDULE 1.1(B)

                                 COMMITMENTS OF LENDERS AND ADDRESSES FOR NOTICES


                          SCHEDULE 1.1(B)COMMITMENTS OF LENDERS AND ADDRESSES FOR NOTICES

Part 1 - Commitments of Lenders and Addresses for Notices to Lenders



                                                                        Amount of             Amount of
                                                   Amount of       Commitment for Term   Commitment for Term
                   Lender                        Commitment for          Loans A               Loans B          Total Commitment
                                               Revolving Credit
                                                     Loans

National City Bank of Pennsylvania
National City Center, 20 Stanwix Street
Pittsburgh, PA  15222-4802
Attention:    Stephen C. Findlay,
              Corporate Banking Group
Telephone:     (814) 871-1375
Telecopy:      (814) 455-5495

Bank of America
NationsBank Corporate Center
100 N. Tryon Street, 8th Floor
NC1-007-08-04
Charlotte, NC  28255
Attention:    Timothy Spanos
Telephone:     (704) 386-4507
Telecopy:      (704) 388-0960


Harris Trust and Savings Bank
111 West Monroe, P.O. Box 755
Chicago, IL  60609
Attention:    William A. McDonnell,
              Vice President
Telephone:     (312) 750-8708
Telecopy:      (312) 750-3834





Bank of Montreal
111 West Monroe, P.O. Box 755
Chicago, IL  60609
Attention:    William A. McDonnell,
              Vice President
Telephone:     (312) 750-8708
Telecopy:      (312) 750-3834

LIST ADDITIONAL BANKS


              Total                            $100,000,000        $125,000,000          $100,000,000          $325,000,000
                                                ===========         ===========           ===========           ===========







































Firstar Bank, National Association
425 Walnut Street, ML 9220
Cincinnati, OH  45202
Attention:    Kenneth Kilmer
Telephone:     (513) 632-3019
Telecopy:      (513) 632-2040


LaSalle National Bank
135 South LaSalle Street
Chicago IL  60603
Attention:    David P. Gibson,
              Commercial Banking
Telephone:     (312) 904-7641
Telecopy:      (312) 904-5483

SunTrust Bank, Central Florida,
National Association
200 South Orange Avenue, Tower 4
Orlando, FL  32801
Attention:    Rhonda Smith,
              Vice President
Telephone:     (407) 237-4924
Telecopy:      (407) 237-6894

Manufacturers and Traders Trust
Company
One Fountain Plaza
Buffalo, NY  14203-1495
Attention:    Chris Kania
              Vice President
Telephone:     (716) 848-7335
Telecopy:      (716) 848-7318


Mercantile Bank of St. Louis, N.A.
One Merchantile Center
12th Floor
St. Louis, MO  63101
Attention:    Timothy W. Hassler,
              Vice President
Telephone:     (314) 418-8046
Telecopy:      (314) 418-2203

PNC Bank, National Association
9th and State Streets
P.O. Box 8480
Erie, PA  16553
Attention:  David O. Matthews
                  Senior Vice President
Telephone:   (814) 871-9292
Telecopy:    (814) 871-9583


Bank Austria Creditanstalt Corporate
Finance, Inc.
Two Greenwich Plaza
Greenwich, CT  06830
Attention:  Catherine MacDonald
Telephone:   (203) 861-6592
Telecopy:   (203) 861-0297




         Total                                 $100,000,000        $125,000,000          $100,000,000          $325.000,000
                                                ===========         ===========           ===========           ===========




                                                  SCHEDULE 1.1(B)

                                 COMMITMENTS OF LENDERS AND ADDRESSES FOR NOTICES




Part 2 - Addresses for Notices to Borrower, Co-Borrower and Guarantors


AGENT

                  NATIONAL CITY BANK OF PENNSYLVANIA
                  National City Center
                  20 Stanwix Street
                  Pittsburgh, PA  15222-4802
                  Attention:     Stephen C. Findlay
                                 Senior Vice President, Corporate Banking Group

                  Telephone:     (814) 871-1375
                  Telecopy:      (814) 455-5495


BORROWER:

                  RENT-WAY, INC.
                  One Rent-Way Place
                  Erie, PA  16505
                  Attention:     Jeffrey A. Conway
                                 Vice President and Chief Financial Officer

                  Telephone:        (814) 836-0618
                  Telecopy:         (814) 835-6865


CO-BORROWERS:

                  RENT-WAY OF TTIG, L.P.
                  One Rent-Way Place
                  Erie, PA  16505
                  Attention:     Jeffrey A. Conway
                                 Vice President and Chief Financial Officer

                  Telephone:        (814) 836-0618
                  Telecopy:         (814) 835-6865






                  RENTAVISION INC.
                  One Rent-Way Place
                  Erie, PA  16505
                  Attention:     Jeffrey A. Conway
                                 Vice President and Chief Financial Officer

                  Telephone:        (814) 836-0618
                  Telecopy:         (814) 835-6865


GUARANTORS:

                  Send to each Guarantor, in care of the Borrower, at Borrower's address.








































                       AMENDMENT NO. 1 TO CREDIT AGREEMENT


         THIS AMENDMENT NO. 1 TO CREDIT AGREEMENT (the "Amendment") is dated as of November 17, 1999, and is made by and among RENT-WAY, INC., a Pennsylvania corporation (the "Borrower"), RENT-WAY OF TTIG, L.P., an Indiana limited partnership, and RENTAVISION INC., a New York Corporation (Rent-Way of TTIG, L.P. and Rentavision Inc. are referred to herein collectively as the "Co-Borrowers" and each separately as a "Co-Borrower"), each of the GUARANTORS, each of the LENDERS (as defined in the Credit Agreement defined below), NATIONAL CITY BANK OF PENNSYLVANIA in its capacity as administrative agent for the Lenders under the Credit Agreement (hereinafter referred to in such capacity as the "Administrative Agent"), BANK OF AMERICA, N.A., in its capacity as documentation agent for the Lenders, and BANK OF MONTREAL and HARRIS TRUST AND SAVINGS BANK, in their capacity as syndication agents.

                              W I T N E S S E T H:

                  WHEREAS, the parties hereto are parties to that certain Credit Agreement dated as of September 23, 1999 (the "Credit Agreement"), pursuant to which the Lenders provided to the Borrower and the Co-Borrowers a $100,000,000 revolving credit facility, $125,000,000 in Term Loans A and $100,000,000 in Term Loans B;

                  WHEREAS, the Borrower and the Co-Borrowers have requested the Lenders to amend the Credit Agreement (i) to permit the Borrower to repurchase outstanding capital stock of the Borrower, and (ii) to permit the Loan Parties to make an investment in and a loan to dPi Teleconnect, L.L.C., a Delaware limited liability company ("dPi").

                  NOW, THEREFORE, the parties hereto, in consideration of their mutual covenants and agreements hereinafter set forth and intending to be legally bound hereby, covenant and agree as follows:

     1. Definitions. Defined terms used herein unless otherwise defined herein shall have the meanings ascribed to them in the Credit Agreement.

         2.       Section 8.2.4 is hereby amended and restated as follows:

                  "8.2.4............Loans and Investments.

     Each of the Loan Parties shall not, and shall not permit any of its Subsidiaries to, at any time make or suffer to remain outstanding any loan or advance to, or purchase, acquire or own any stock, bonds, notes or securities of, or any partnership interest (whether general or limited) or limited liability company interest in, or any other investment or interest in, or make any capital contribution to, any other Person, or agree, become or remain liable to do any of the foregoing, except:





     .........(i)......trade credit extended on usual and customary terms in the ordinary course of business;

     .........(ii).....advances  to employees to meet expenses  incurred by such employees in the ordinary course of business;

                  .........(iii)....Permitted Acquisitions;

                  .........(iv).....Permitted Investments;

     .........(v)......loans,  advances and  investments  in other Loan Parties, provided however, that additional loans, advances and investments in Action Rent-to-Own Holdings of South Carolina, Inc., a South Carolina corporation, shall  be  limited  to  $500,000  in  the  aggregate;  and  .........(vi).....an investment not in excess of $6,500,000 for the purchase of a sixty percent (60%) ownership interest in the limited liability company interests of dPi Teleconnect, L.L.C., a Delaware limited liability company ("dPi"), and loans and advances not in excess of $3,000,000 to dPi at any one time outstanding, provided however, that the Loan Parties' ownership interests in dPi and the note obligations of dPi to the Loan Parties shall be pledged to the Administrative Agent for the benefit of the Lenders. For purposes of this Credit Agreement, the financial results of dPi shall be included in the consolidated financial statements of the Borrower, as determined and consolidated in accordance with GAAP, but dPi shall not otherwise constitute a Subsidiary subject to the terms and conditions of this Credit Agreement and the Loan Documents which relate to the Subsidiaries of the Loan Parties.

         3.       Section 8.2.5 is hereby amended and restated as follows:

                  "8.2.5............Dividends and Related Distributions.

     Each of the Loan Parties shall not, and shall not permit any of its Subsidiaries to, make or pay, or agree to become or remain liable to make or pay, any dividend or other distribution of any nature (whether in cash, property, securities or otherwise) on account of or in respect of its shares of capital stock, partnership interests or limited liability company interests on account of the purchase, redemption, retirement or acquisition of its shares of capital stock (or warrants, options or rights therefor), partnership interests or limited liability company interests, except that (i) the Loan Parties may make dividends or other distributions payable to another Loan Party, (ii) the Borrower may pay principal, interest or dividends on the Subordinated Debt, subject to (y) the restrictions on prepayments in Section 8.2.22 and (z) the restrictions on payments contained in the subordination and other provisions contained in the Subordinated Loan Documents, and (iii) so long as no Event of Default or Potential Default shall exist prior to or after giving effect to a repurchase of the Borrower's outstanding capital stock, the Borrower may redeem or repurchase in the market shares of its outstanding capital stock in an amount such that the consideration paid by the Borrower does not exceed $5,000,000 in the aggregate for all such redemptions and repurchases."

         4.       Section 8.2.9 is hereby amended and restated as follows:

     "8.2.9............Subsidiaries, Partnerships and Joint Ventures.

     Each of the Loan Parties shall not, and shall not permit any of its Subsidiaries to, own or create directly or indirectly any Subsidiaries other than (i) any Subsidiary which has joined this Agreement as Guarantor on the Closing Date; (ii) any Subsidiary formed after the Closing Date which joins this Agreement as a Guarantor pursuant to Section 11.18, provided that the Required Lenders shall have consented to such formation and joinder and that such Subsidiary and the Loan Parties, as applicable, shall grant and cause to be perfected first priority Liens to the Administrative Agent for the benefit of the Lenders in the assets held by, and stock of or other ownership interests in, such Subsidiary; and (iii) the investment in dPi permitted in accordance with
Section 8.2.4(vi). Each of the Loan Parties shall not become or agree to (1) become a general or limited partner in any general or limited partnership, except that the Loan Parties may be general or limited partners in other Loan Parties, (2) become a member or manager of, or hold a limited liability company interest in, a limited liability company (other than the investment in dPi permitted in accordance with Section 8.2.4(vi)), except that the Loan Parties may be members or managers of, or hold limited liability company interests in, other Loan Parties, or (3) become a joint venturer or hold a joint venture interest in any joint venture.

5.  Conditions  of  Effectiveness   of  this  Amendment  and  Restatement.   The
effectiveness of this Amendment is expressly conditioned upon satisfaction of each of the following conditions precedent:

(a) Representations and Warranties; No Defaults. The representations and warranties of the Borrower and the Co-Borrowers contained in Article 6 of the Credit Agreement shall be true and accurate on the date hereof with the same effect as though such representations and warranties had been made on and as of such date (except representations and warranties which relate solely to an earlier date or time, which representations and warranties shall be true and correct on and as of the specific dates or times referred to therein), and the Borrower and the Co-Borrowers shall have performed and complied with all covenants and conditions hereof; no Event of Default or Potential Default under the Credit Agreement shall have occurred and be continuing or shall exist. The execution by the Borrower and the Co-Borrower of this Amendment shall be deemed to be a certification of all such matters as of the date hereof.

(b) Loan Documents. The Administrative Agent shall be in receipt of such Loan Documents and amendments to existing Loan Documents and related UCC financing statements and such promissory notes and ownership certificates as requested by the Administrative Agent in connection with the Collateral to be granted to the Administrative Agent for the benefit of the Lenders as a result of the Loan Parties investments in and loans to dPi.

(c) Legal Details; Counterparts. All legal details and proceedings in connection with the transactions contemplated by this Amendment shall be in form and substance satisfactory to the Administrative Agent. The Administrative Agent shall have received counterparts of this Amendment duly executed by the Borrower, the Co-Borrowers, the Guarantors and the Required Lenders, and the Administrative Agent shall have received all such other counterpart originals or certified or other copies of such documents and proceedings in connection with such transactions, in form and substance satisfactory to the Administrative Agent. This Amendment may be executed by the parties hereto in any number of separate counterparts, each of which when taken together and duly executed and delivered shall together constitute one and the same instrument.

6. Force and Effect. Except as expressly modified by this Amendment, the Credit Agreement and the other Loan Documents are hereby ratified and confirmed and shall remain in full force and effect after the date hereof. By their execution and delivery of this Amendment, the Guarantors acknowledge and agree that their respective obligations and liabilities under the Guaranty Agreement extend to all Obligations of the Borrower and the Co-Borrowers, or either one of them. The Loan Parties acknowledge and agree that the Security Agreements previously executed by the Loan Parties and all other Loan Documents, including without limitation, all documents which grant liens and security interests in favor of the Administrative Agent for the benefit of the Lenders, remain in full force and effect and secure the joint and several Obligations of the Borrower and the Co-Borrowers, and to the extent set forth in such Loan Documents, the other Loan Parties.

7. Governing Law. This Amendment shall be deemed to be a contract under the laws of the Commonwealth of Pennsylvania and for all purposes shall be governed by and construed and enforced in accordance with the internal laws of the Commonwealth of Pennsylvania without regard to its conflict of laws principles.

8. Effective Date. This Amendment shall be dated as of and shall be effective as of the date and year first above written, which date shall be the date of the satisfaction of all conditions precedent to effectiveness set forth in this Amendment.

                         [SIGNATURES BEGIN ON NEXT PAGE]

                   [SIGNATURE PAGE 1 OF 11 TO AMENDMENT NO. 1]

                  IN WITNESS WHEREOF, the parties hereto have executed this Amendment No. 1 to Credit Agreement as of the day and year first above written.

WITNESS/ATTEST:                     RENT-WAY, INC., "Borrower"


                                    By:
                                    Name: ______________________________
                                    Title: _______________________________
[Seal]

WITNESS/ATTEST:                     RENT-WAY OF TTIG,L.P.,"Co-Borrower"
                                    By: Rent-Way Developments, Inc.,
                                    its General Partner


                                    By:
                                    Name: ______________________________
                                    Title: _______________________________
[Seal]

WITNESS/ATTEST:                     RENTAVISION INC.,  "Co-Borrower"


                                    By:
                                    Name: ______________________________
                                    Title: _______________________________
[Seal]

WITNESS/ATTEST:                     ACTION RENT-TO-OWN HOLDINGS OF
                                    SOUTH CAROLINA, INC., "Guarantor"


                                    By:
                                    Name: ______________________________
                                    Title: _______________________________
[Seal]

                   [SIGNATURE PAGE 2 OF 11 TO AMENDMENT NO. 1]


WITNESS/ATTEST:                     RENT-WAY OF TOMORROW, INC.
                                    "Guarantor"


                                    By:
                                    Name: ______________________________
                                    Title : ______________________________
[Seal]

WITNESS/ATTEST:                     RENT-WAY OF MICHIGAN, INC.
                                    "Guarantor"


                                    By:
                                    Name: ______________________________
                                    Title: _______________________________
[Seal]

WITNESS/ATTEST:                     RENT-WAY DEVELOPMENTS, INC.
                                    "Guarantor"


                                    By:
                                    Name: ______________________________
                                    Title: _______________________________
[Seal]

WITNESS/ATTEST:                     AMERICA'S RENT-TO-OWN CENTER,
                                    INC., "Guarantor"


                                    By:
                                    Title: _______________________________
[Seal]

                  [SIGNATURE PAGE 3 OF 11 1 TO AMENDMENT NO. 1]





                                             NATIONAL CITY BANK OF
                                             PENNSYLVANIA, as Administrative
                                             Agent and as a Lender



                                             By:
                                             Title:




                                             NATIONAL CITY BANK



                                             By:
                                             Title:

                   [SIGNATURE PAGE 4 OF 11 TO AMENDMENT NO. 1]





                                             HARRIS TRUST AND SAVINGS BANK, as a
                                             Syndication Agent and as a Lender



                                             By:
                                             Title:




                                             BANK OF MONTREAL, as a Syndication
                                             Agent and as a Lender



                                             By:
                                             Title:



                                             By:
                                             Title:

                   [SIGNATURE PAGE 5 OF 11 TO AMENDMENT NO. 1]


                                             BANK OF AMERICA, N.A., as
                                             Documentation Agent and as a
                                             Lender



                                              By:
                                              Title:

                   [SIGNATURE PAGE 6 OF 11 TO AMENDMENT NO. 1]


                                             LASALLE BANK NATIONAL ASSOCIATION



                                             By:
                                             Title:

                   [SIGNATURE PAGE 7 OF 11 TO AMENDMENT NO. 1]





                                             SUNTRUST BANK, CENTRAL
                                             FLORIDA, N.A.



                                             By:
                                             Title:

                   [SIGNATURE PAGE 8 OF 11 TO AMENDMENT NO. 1]





                                        MANUFACTURERS AND TRADERS TRUST COMPANY



                                             By:
                                             Title:

                   [SIGNATURE PAGE 9 OF 11 TO AMENDMENT NO. 1]


                                             FIRSTAR BANK, NATIONAL
                                             ASSOCIATION



                                             By:
                                             Title:

                  [SIGNATURE PAGE 10 OF 11 TO AMENDMENT NO. 1]


                                             PNC BANK, NATIONAL ASSOCIATION



                                             By:
                                             Title:

                  [SIGNATURE PAGE 11 OF 11 TO AMENDMENT NO. 1]


                                             BANK AUSTRIA CREDITANSTALT
                                             CORPORATE FINANCE, INC.



                                             By:
                                             Title:



                                             Title:

                                   Exhibit 21

                                  Subsidiaries


     RTO Holding Co., Inc., a Delaware corporation

     ATRO, Inc., a South Carolina corporation

     Action Rent-To-Own Holdings of South Carolina, Inc., a South Carolina corporation

     RTO Operating, Inc., a Delaware corporation doing business as Home Choice Lease or Own

                                   Exhibit 23

                       Consent of Independent Accountants


     We consent to the incorporation by reference in the registration statement of Rent-Way, Inc. on Form S-8 (File Nos. 33-86090, 333-13355, 333-49355 and
333-87855) of our report dated November 24, 1999 on our audits of the consolidated financial statements of Rent-Way, Inc. and its Subsidiaries, as of September 30, 1999 and 1998, and for the years ended September 30, 1999, 1998 and 1997, which report is included in this Annual Report on Form 10-K.



                                                     PricewaterhouseCoopers LLP


Cleveland, Ohio
December 22, 1999