Form 10-K/A
RENT WAY INC
filed 2000-01-14
CIK 893046

===============================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

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

Based on the closing sales price on December 6, 1999, the aggregate market value of stock held by non-affiliates of the registrant was $372,103,705.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                 CLASS               OUTSTANDING AS OF DECEMBER 6, 1999
              Common Stock                       21,984,041
================================================================================
                       Documents Incorporated by Reference
Portions of the registrant's definitive proxy statement for the annual meeting of shareholders to be held March 8, 2000 are incorporated by reference into Part III of this Form 10-K

                                 RENT-WAY, INC.

                                    PART III


     Item 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(3)  Exhibits


     The Company is filing a new consent of independent accountants to correct the reference to the date of the audit report prepared by PricewaterhouseCoopers LLP. The correct date of the audit report is December 22, 1999.

                                 RENT-WAY, INC.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant: RENT-WAY, INC.

By:     /s/ WILLIAM E. MORGENSTERN          By:    /s/ JEFFREY A. CONWAY
--------------------------------------      ------------------------------------
Chairman of the Board, President            Senior Vice President
and Chief Executive Officer                 and Chief Financial Officer
(Principal Executive Officer)               (Principal Financial Officer)

January 14, 2000                            January 14, 2000
--------------------------------------      ------------------------------------
Date                                        Date


By:    /s/ MATTHEW J. MARINI
---------------------------------------
Controller and Chief Accounting Officer
(Principal Accounting Officer)

January 14, 2000
---------------------------------------
Date


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                          Title               Date
------------------------------         ---------------    ----------------

/s/ GERALD A. RYAN                     Director           January 14, 2000
------------------
  Gerald A. Ryan

/s/ WILLIAM E. MORGENSTERN             Director           January 14, 2000
--------------------------
  William E. Morgenstern

/s/ VINCENT CARRINO                    Director           January 14, 2000
-------------------
  Vincent Carrino

/s/ ROBERT FAGENSON                    Director           January 14, 2000
-------------------
  Robert Fagenson

/s/ MARC W. JOSEFFER                   Director           January 14, 2000
--------------------
  Marc W. Joseffer

/s/ WILLIAM LERNER                     Director           January 14, 2000
------------------
  William Lerner

/s/ PAUL N. UPCHURCH                   Director           January 14, 2000
--------------------
  Paul N. Upchurch

/s/ JACQUELINE E. WOODS                Director           January 14, 2000
-----------------------
 Jacqueline E. Woods

                               EXHIBIT INDEX

  Exhibit No.                        Description
  ------------------------------------------------------------------------------
  2.1(1)     Asset Purchase Agreement among the Company, AV Rentals/Warren,
             Inc., AV Rentals/Garystown, Inc., Best Rentals Northside, Inc. and
             C. Dennis Goldman, dated February 24, 1995.
  2.2(4)     Agreement   and  Plan  of  Merger  among  the Company, McKenzie
             Leasing Corporation,  Steve A.  McKenzie,  Brenda G. McKenzie and
             others, dated June 9, 1995.
  2.3(7)     Stock  Purchase  Agreement  by and  among the Company, Diamond
             Leasing Corporation, Kenneth H. Moye and Lee Brady, dated July 20,
             1996.
  2.4(9)     Stock Purchase Agreement by and among the Company, Bill Coleman TV,
             Inc. and David Coleman, dated January 2, 1997.
  2.5(6)     Stock Purchase Agreement by and among the Company, Perry
             Electronics, Inc., Robert L. Thomas, Norma J. Thomas, Randall D.
             Snyder and Niki L. Snyder, dated January 24, 1997.
  2.6(6)     Closing  Letter  Agreement  dated February 6, 1997 amending Stock
             Purchase Agreement by and among the Company,  Perry Electronics,
             Inc., Robert L. Thomas, Norma J. Thomas, Randall D. Snyder and
             Niki L. Snyder.
  2.7(10)    Asset Purchase Agreement by and among the Company, South Carolina
             Rentals, Inc., Paradise Valley Holdings, Inc., L & B Rents, Inc.
             and James S. Archer, dated November 21, 1997.
  2.8(11)    Stock Purchase Agreement by and among the Company, Champion
             Rentals, Inc., Bill C. Ogle, Sr. and others, dated as of
             January 30, 1998.
  2.9(12)    Agreement and Plan of Merger dated  September 1, 1998  between  the
  2.10(14)   Stock Purchase Agreement between the Company, RentaVision, Inc.
             and Robert Natoli dated September 15, 1999.
  3.1(13)    Articles of  Incorporation  of the Company,  as amended.  3.2(2)
             By-Laws of the  Company,  as  amended.
  4.1(1)     Form  of  Stock  Option  Agreement  between  the Company and each of the shareholders of McKenzie Leasing Corporation, dated
             July 21, 1995.
  4.2(1)     Registration Rights Agreement among the Company, Massachusetts
             Mutual Life Insurance Co. and affiliates thereof ("MassMutual"), dated July 15, 1995.
  4.3(9)     Shareholder's Agreement between the Company and Lee Brady, dated
             July 20, 1996.
  4.4(9)     Stock  Option  Agreement  between the Company and David Coleman, dated January 2, 1997.
  10.1(2)    Company's Stock Option Plan of 1992.
  10.2(1)    Company's 1995 Stock Option Plan.
  10.3(2)    Form of Non-Plan Stock Option Agreement.
  10.4(15)   Company's 1999 Stock Option Plan.
  10.4(16)   Employment   Agreement   between  William  E. Morgenstern and the
             Company, dated October 1, 1998.
  10.5(16)   Employment   Agreement   between  Jeffrey  A. Conway  and the
             Company,  dated  October  1, 1998.
  10.6(16)   Engagement  Agreement  between Gerald A. Ryan and the Company, dated  October 1, 1999.
  10.7(1)    Consulting  Agreement  between the Company and Marc Joseffer, dated May 18, 1994.
  10.8(1)    Non-Competition  Agreement  between  Marc Joseffer and the
             Company,  dated May 18, 1994.
  10.9(1)    Consulting  Agreement between the Company and McKenzie Development
             Corporation,  dated July 21, 1995.
  10.10(1)   Non-Competition Agreement between the Company and Steve A.
             McKenzie, dated July 21, 1995.
  10.11(1)   Non-Competition Agreement between the Company and Brenda G.
             McKenzie, dated July 21, 1995.
  10.12(4)   Subordinated  Note  Agreement  among  the Company  and  MassMutual, dated July 15, 1995.
  10.13(1)   Form of MassMutual Subordinated Note, dated July 15, 1995.
  10.14(1)   Form of MassMutual Warrant, dated July 15, 1995.
  10.15(12)  Non competition Agreement between the Company and George D.
             Johnson, Jr.
  10.16(16)  Credit Agreement by and among Rent-Way, Inc., RentaVision, Inc.,
             and Rent-Way of TTIG,  L.P. and the lenders party thereto   and
             National City Bank of Pennsylvania,  Bank of America, N.A. and Bank
             of  Montreal  and  Harris  Trust and  Savings Bank, as agents dated
             September 23, 1999, as amended   by   Amendment   No.  1  to
             Credit Agreement dated November 17, 1999.
  10.17(8)   Form of the Company's 7% Convertible Subordinated Debentures due
             2007 (the "Debentures").
  10.18(8)   Indenture,  dated  February 4, 1997,  between the  Company  and
             Manufacturers  and Traders Trust Company,  as Trustee, in respect of the Debentures.
  10.19(13)  Non-Compete Agreement between the Company, South Carolina Rentals,
             Inc. Paradise Valley Holdings, Inc., L & B Rents, Inc. and James S.
             Archer, dated January 7, 1998.
  10.20(13)  Non-Compete  Agreement  between Bill C. Ogle, Sr.,  Gary E.
             Jackson,  J. Lee Ogle,  Bill C. Ogle, Jr., Cindy Harper,  Teresa
             Ogle and the Company, dated February 5, 1998.
  10.21(13)  Consulting Agreement between Paul N. Upchurch and the Company, dated February 5, 1998.
  21(16)     Subsidiaries of the Company
  23*        Consent of PricewaterhouseCoopers LLP.
  27(16)     Financial Data Schedule.
----------

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

     (12) Previously filed, as of November 6, 1998, pursuant to the Company's Registration Statement on Form S-4 (No. 333-66955).

     (13) Previously filed, as of December 29, 1998, as an exhibit to the Company's Annual Report on Form 10-K.

     (14) Previously filed, as of October 12, 1999, as an exhibit to the Company's Current Report on Form 8-K.

     (15) Previously filed, as of February 12, 1999, as Exhibit A to the Company's Proxy Statement on Schedule 14A.

     (16) Previously filed, as of December 22, 1999, as an exhibit to the Company's Annual Report on Form 10-K.

                                   Exhibit 23

                       Consent of Independent Accountants
                       ----------------------------------

We consent to the incorporation by reference in the registration statement of Rent-Way, Inc. on Form S-8 (File Nos. 33-86090, 333-13355, 333-49355 and
333-87855) of our report dated December 22, 1999 on our audits of the consolidated financial statements of Rent-Way, Inc. and its Subsidiaries, as of September 30, 1999 and 1998, and for the years ended September 30, 1999, 1998 and 1997, which report is included in this Annual Report on Form 10-K.



PricewaterhouseCoopers LLP


Cleveland, Ohio
December 22, 1999