Form 10-Q
period 1999-12-31
RENT WAY INC
filed 2000-01-21
CIK 893046

-------------------------------------------------------------------------------

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

    FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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

                                      Class
-------------------------------------------------------------------------------
                                  Common Stock


                       Outstanding as of January 19, 2000
-------------------------------------------------------------------------------

                                   22,011,564

-------------------------------------------------------------------------------

                                 RENT-WAY, INC.






                                                                                                           Page
                          PART I--FINANCIAL INFORMATION

             Item 1. Condensed Consolidated Financial Statements:
             Item 1. Condensed Consolidated Financial Statements:
                  Condensed Consolidated Balance Sheets as of December 31, 1999 and September 30, 1999....    3
                  Condensed Consolidated Statements of Operations, Three Months Ended December 31, 1999
                  and 1998................................................................................    4
                  Condensed Consolidated Statements of Cash Flows, Three Months Ended December 31, 1999
                  and 1998................................................................................    5
                  Notes to Condensed Consolidated Financial Statements....................................    6

             Item 2. Management's Discussion and Analysis of Financial Condition and Results of
                    Operations............................................................................    9

             Item 3. Quantitative and Qualitative Disclosures About Market Risk...........................   14


             PART II-OTHER INFORMATION


             Item 1. Material Developments in Connection with Legal Proceedings...........................   15

             Item 5. Other Information....................................................................   15

             Item 6. Exhibits and Reports on Form 8-K.....................................................   15

             Signatures...................................................................................   16




                                 RENT-WAY, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (all dollars in thousands, except share data)


                                                                                  December 31,     September 30,
                                                                                      1999             1999
                                                                                 -------------    --------------
                                                                                   (unaudited)

                        Assets
                        Cash.................................................... $       3,752    $       8,646
                        Prepaid expenses........................................        12,878            9,610
                        Rental merchandise, net.................................       232,133          202,145
                        Property and equipment, net.............................        52,432           50,578
                        Goodwill, net...........................................       307,710          305,900
                        Deferred financing costs, net...........................         3,579            3,688
                        Non-compete and prepaid consulting fees, net............         4,784            5,494
                        Other assets............................................         9,799           11,333
                                                                                 -------------    -------------
                             Total assets....................................... $     627,067    $     597,394
                                                                                 =============    =============


                        Liabilities and Shareholders' Equity
                        Liabilities:
                        Accounts payable........................................ $      13,668    $       8,417
                        Other liabilities.......................................        16,612           15,861
                        Income taxes payable....................................         7,723            2,316
                        Deferred income taxes...................................         4,269            5,218
                        Debt....................................................       297,128          288,130
                                                                                 -------------    -------------
                             Total liabilities..................................       339,400          319,942

                        Contingencies (see Note 6)..............................            --               --


                        Shareholders' equity:
                        Preferred stock, without par value; 1,000,000 shares
                        authorized;
                          no shares issued and outstanding......................            --               --
                        Common stock, without par value; 50,000,000 shares
                          authorized; and 21,989,579 and 21,976,401 shares
                          issued and outstanding, respectively..................       256,842          256,755
                        Retained earnings.......................................        30,825           20,697
                                                                                 -------------    -------------
                             Total shareholders' equity.........................       287,667          277,452
                                                                                 -------------    -------------
                             Total liabilities and shareholders' equity......... $     627,067    $     597,394
                                                                                 =============    =============

   The accompanying notes are an integral part of these financial statements.




                                 RENT-WAY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (all dollars in thousands, except per share data)


                                                                              For the three months ended
                                                                                     December 31,
                                                                        ---------------------------------------
                                                                               1999                1998
                                                                               ----                ----
                                                                           (unaudited)         (unaudited)

                   Revenues:
                   Rental revenue...................................... $     119,982       $     109,634
                   Other revenue.......................................        20,929              14,325
                                                                        -------------       -------------
                        Total revenues.................................       140,911             123,959

                   Costs and operating expenses:
                   Depreciation and amortization:
                     Rental merchandise................................        31,158              31,324
                     Property and equipment............................         3,711               2,185
                     Amortization of goodwill..........................         3,259               2,495
                   Salaries and wages..................................        36,157              33,328
                   Advertising.........................................         5,609               7,787
                   Occupancy...........................................        10,310               8,147
                   Name change expense.................................            --                  86
                   Business combination costs..........................            --              16,368
                   Other operating expenses............................        28,143              29,327
                                                                        -------------       -------------
                        Total costs and operating expenses.............       118,347             131,047
                                                                        -------------       -------------
                        Operating income (loss)........................        22,564              (7,088)

                   Other income (expense):
                   Interest expense....................................        (5,828)             (3,613)
                   Interest income.....................................            14                  26
                   Other income (expense), net.........................          (146)               (191)
                                                                        -------------       -------------
                          Income (loss) before income taxes and
                            extraordinary item.........................        16,604             (10,866)
                   Income tax expense (benefit)........................         6,476              (1,335)
                                                                        -------------       -------------
                          Income (loss) before extraordinary item......        10,128              (9,531)
                   Extraordinary item, net of tax benefit..............            --                (519)
                                                                        -------------       -------------
                   Net income (loss)................................... $      10,128       $     (10,050)
                                                                        =============       =============

                   Earnings (loss) per common share (see note 2):
                      Basic earnings(loss) per common share:
                          Income (loss) before extraordinary item...... $        0.46       $       (0.45)
                                                                        =============       =============
                          Net income (loss)............................ $        0.46       $       (0.48)
                                                                        =============       =============
                      Diluted earnings (loss) per common share:
                          Income (loss) before extraordinary item...... $        0.44       $       (0.45)
                                                                        =============       =============
                          Net income (loss)............................ $        0.44       $       (0.48)
                                                                        =============       =============
                      Weighted average common shares outstanding:
                          Basic........................................        21,982              21,088
                                                                        =============       =============
                          Diluted......................................        23,762              21,088
                                                                        =============       =============

   The accompanying notes are an integral part of these financial statements.




                                 RENT-WAY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (all dollars in thousands)


                                                                                  For the three months ended
                                                                                         December 31,
                                                                               --------------------------------
                                                                                     1999             1998
                                                                               ---------------  ---------------
                                                                                  (unaudited)      (unaudited)

                       Operating activities:
                       Net income (loss).....................................  $       10,128   $      (10,050)
                       Adjustments to reconcile net income (loss) to net
                       cash used in operating activities:
                         Depreciation and amortization.......................          38,319           36,111
                         Deferred income taxes...............................            (950)             588
                         Extraordinary item..................................              --              519
                       Changes in assets and liabilities:
                         Prepaid expenses....................................          (3,268)            (587)
                         Rental merchandise..................................         (61,146)         (52,345)
                         Prepaid consulting fees.............................             710              717
                         Income taxes receivable.............................              --             (654)

                         Other assets........................................           1,534            2,021
                         Accounts payable....................................          (4,444)         (10,265)
                         Income taxes payable................................           5,407               --
                         Other liabilities...................................             417            2,699
                                                                               --------------   --------------
                            Net cash used in operating activities............         (13,293)         (31,246)
                                                                               --------------   --------------

                       Investing activities:
                         Purchase of businesses, net of cash acquired........          (4,736)            (727)
                         Purchases of property and equipment.................          (5,565)          (3,275)
                                                                               ---------------  ---------------
                            Net cash used in investing activities............         (10,301)          (4,002)
                                                                               --------------   --------------

                       Financing activities:
                         Proceeds from borrowings............................          16,000          208,475
                         Payments on borrowings including early
                         extinguishment......................................          (7,002)        (179,916)
                         Book overdraft......................................           9,695            5,190
                         Deferred finance costs..............................             (80)          (1,187)
                         Proceeds from common stock issuance.................              87              571
                                                                               --------------   --------------
                            Net cash provided by financing activities........          18,700           33,133
                                                                               --------------   --------------
                            Decrease in cash.................................          (4,894)          (2,115)
                         Cash at beginning of period.........................           8,646            5,326
                                                                               --------------   --------------
                         Cash at end of period...............................  $        3,752   $        3,211
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

    The condensed  consolidated financial statements include the accounts of the
Company  and  its  wholly-owned   subsidiaries.   All  significant  intercompany
transactions and balances have been eliminated.

    The Company has no items of other comprehensive income.

    These financial statements and the notes thereto should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

2.  Earnings (Loss) per Common Share:

    Basic earnings (loss) per common share is computed using income (loss) available to common shareholders divided by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed using income (loss) available to common shareholders adjusted for anticipated interest savings, net of related taxes, on conversion of the Company's convertible subordinated debentures and the weighted average number of shares outstanding is adjusted for the potential impact of options, warrants and convertible subordinated debentures where the effects are dilutive. Because operating results were a loss in the quarter ended December 31, 1998, basic and diluted loss per common share were the same.

    The  following  table  discloses  the   reconciliation   of  numerators  and
denominators of the basic and diluted earnings (loss) per common share computation:



                                                                      For the three months ended
                                                                             December 31,
                                                                             (unaudited)
                                                                  -----------------------------------
               COMPUTATION OF EARNINGS (LOSS) PER SHARE:                1999              1998
               -----------------------------------------                ----              ----

               BASIC
               Earnings (loss) applicable to common shares for
               basic earnings per share.........................  $     10,128       $    (10,050)
                                                                  ============       ============
               Weighted average common shares outstanding.......        21,982             21,088
                                                                  ============       ============
               Earnings (loss) per common share:
                 Income (loss) before extraordinary item........  $       0.46       $      (0.45)
                                                                  ============       ============
                 Earnings (loss) applicable to common shares....  $       0.46       $      (0.48)
                                                                  ============       ============


               DILUTED
               Earnings (loss) applicable to common shares for
                 basic earnings per share.......................  $     10,128       $    (10,050)
                 Interest on 7% convertible debentures (net of
                 tax)...........................................           210                 --
                                                                  ------------       ------------
               Earnings (loss) applicable to common shares for
               diluted earnings per share.......................  $     10,338       $    (10,050)
                                                                  ============       ============
               Weighted average common shares used in
                 calculating basic earnings per share...........        21,982             21,088
               Add incremental shares representing:
               Shares issuable upon exercise of stock options,
               stock warrants, and escrowed shares..............           284                 --
               Shares issued on conversion of 7% convertible
               debentures.......................................         1,496                 --
                                                                 -------------       ------------
               Weighted average number of shares used in
               calculation of diluted earnings (loss) per share.        23,762             21,088
                                                                 =============       ============
               Earnings (loss) per common share:
                 Income (loss) before extraordinary item........  $       0.44       $      (0.45)
                                                                  ============       ============
                 Earnings (loss) applicable to common shares....  $       0.44       $      (0.48)
                                                                  ============       ============

                                 RENT-WAY, INC.

                (all dollars in thousands, except per share data)



3.  Mergers and Acquisitions:

     On September 23, 1999, the Company acquired all of the outstanding shares of RentaVision, Inc. ("RentaVision"), a rental-purchase chain located in 16 states with annual revenues of approximately $75,000. The consideration paid in exchange for all the outstanding shares of RentaVision was $73,874 consisting of $68,774 in cash and 278,801 shares of the Company's common stock (restricted shares). Pursuant to the terms of the purchase agreement, 181,201 shares of common stock equivalent to $4,000 of the purchase price was placed in escrow subject to the terms and conditions of the escrow agreement to secure seller's representations and warranties and any purchase price adjustments. The acquisition was accounted for using the purchase method of accounting. RentaVision's assets and liabilities were recorded at their fair values as of the date of the acquisition. The excess of the acquisition cost over the estimated fair value of the net assets acquired ("goodwill") of $88,917 is being amortized on a straight-line basis over 30 years. The total cost of the net assets acquired was $73,874 and consisted of assets of $104,465 less liabilities assumed of $25,721 and acquisition costs of $4,870. Assets acquired (at fair value) other than goodwill consisted primarily of rental merchandise of $13,500, non-compete agreement of $1,000, customer contracts of $1,200, cash of $725, and other assets of $356. Liabilities assumed (at fair value) consisted primarily of debt of $21,527, accrued liabilities of $2,684, and trade accounts payable of $1,510. The Consolidated Statement of Operations for the three months ended December 31, 1999 includes the results of operations of RentaVision for the entire period.

    On June 30, 1999, the Company acquired all the outstanding shares of America's Rent-To-Own Center, Inc., ("America's Rent-To-Own"). At the time of the acquisition, America's Rent-To-Own operated a chain of 21 rental-purchase stores located in Arkansas, Kansas, Missouri, and Oklahoma with annual revenues of approximately $8,000. The consideration paid in exchange for all the outstanding shares of America's Rent-To-Own consisted of 231,140 shares of the Company's common stock (restricted shares). Pursuant to the terms of the purchase agreement approximately $800 or 32,454 shares of the Company's common stock were placed in escrow subject to the terms and conditions of the escrow agreement to secure seller's representations and warranties and any purchase price adjustments. As of December 31, 1999, the Company had not released any funds from the escrow account due to final settlement of the purchase price. The acquisition was accounted for using the purchase method of accounting. America's Rent-To-Own assets and liabilities were recorded at their fair value at the date of the acquisition. The excess of the acquisition cost over the fair value of net assets acquired, ("goodwill") of $4,835 is being amortized on a straight line basis over 30 years. The total cost of the net assets acquired was $4,838 and consisted of assets of $7,261 less liabilities assumed of $2,149 and acquisition costs of $274. Assets acquired, other than goodwill (at fair value) consisted of rental merchandise of $1,269, receivables of $632, prepaid and other assets of $65, a deferred tax asset of $400, and a non-compete agreement of $60. Liabilities assumed (at fair value) consisted of debt of $1,295, accrued liabilities of $474 and trade accounts payables of $380. The Company is in the process of finalizing the purchase price allocation. The Consolidated Statement of Operations for the three months ended December 31, 1999 includes the results of operations of America's Rent-To-Own for the entire period.

4.       Debt:

    On November 17, 1999, the Company amended its existing collaterized term loan and revolving credit facility with a syndicate of banks led by National City Bank of Pennsylvania (the "Facility"). The amendment permits the Company to repurchase outstanding capital stock and to make an investment in and a loan to DPI Teleconnect, L.L.C., a Delaware limited liability company (see Note 8).

     On December 31, 1999, the Company made the required $3,750 principal payment on its Term Notes A and the required $250 principal payment on its Term Notes B.

    As of December 31, 1999, the Company's debt under both the euro-rate option and base-rate option plans were as follows:



                               Borrowing option plan                 Amount         Rate      Expiration Date
                               ---------------------                 ------         ----      ---------------
                  Euro-rate tranche..............................  $ 121,250      8.68375%      03/29/00
                  Euro-rate tranche..............................     99,750      9.68375%      03/29/00
                  Euro-rate tranche..............................     40,000      8.68375%      03/29/00
                  Base-rate......................................     16,000      9.50000%      09/30/04
                                                                   ---------
                                                                   $ 277,000
                                                                   =========

     At December 31, 1999, the Company had $56,000 principal amount of the revolving credit facility outstanding under the Facility and $1,700 in letters of credit outstanding. At December 31, 1999 there was $42,300 of unused revolving notes and letters of credit available under the Facility.

                                 RENT-WAY, INC.

                (all dollars in thousands, except per share data)


4.  Debt (continued):

    By notice to the holders thereof dated December 10, 1999, the Company called for a mandatory redemption of its $20 million 7% Convertible Subordinated Debentures due 2007. The redemption date is February 5, 2000 and the redemption price is 103% of the outstanding principal amount thereof. The Debentures are convertible into shares of Common Stock at a price of $13.37 per share until redeemed.

5.  Derivative Financial Instruments:

    During the three month period ended December 31, 1999, the Company entered into a new derivative financial instrument with PNC Bank. The notional amount outstanding, maturity date, and the fixed pay and variable receive rate of this interest rate swap agreement are as follows:



                                                                                             Fixed       Variable
                                                                    Notional    Maturity      Pay        Receive
                                                                     Amount       Date        Rate         Rate
                                                                  -----------   --------     ------      --------
          Interest rate swap, PNC Bank..........................  $   5,000     Sept 2004    6.740%       5.514%


     The fair value of the interest rate swap agreements based on settlement cost as estimated by independent dealers as of December 31, 1999 are as follows:


                                                                             Notional         Fair
                                                                              Amount          Value
                                                                           ----------      -----------
          Interest rate swap, National City Bank.......................    $  30,000       $       755
          Interest rate swap, Bank of America..........................    $  20,000       $       165
          Interest rate swap, Manufacturers' and Traders Trust Company.    $  10,000       $       232
          Interest rate swap, Harris Bank..............................    $  20,000       $     1,225
          Interest rate swap, SunTrust Bank............................    $  10,000       $       594
          Interest rate swap, LaSalle Bank.............................    $  10,000       $       609
          Interest rate swap, Bank of America..........................    $  10,000       $       602
          Interest rate swap, Harris Bank..............................    $  10,000       $       602
          Interest rate swap, PNC Bank.................................    $   5,000       $         5


6.  Contingencies:

    The Company is subject to legal proceedings and claims in the ordinary course of its business that have not been finally adjudicated. Certain of these cases have resulted in contingent liabilities ranging from $1,400 to $3,100. The majority of such claims are, in the opinion of management, covered by insurance policies and therefore should not have a material effect on the financial position, results of operations or cash flows of the Company. In addition, on December 20, 1999, an action was brought against the Company in the Circuit Court of Jefferson County, Mississippi, asserting claims in the amount of $100,000 for wrongful deaths and punitive damages arising out of a collision on November 20, 1999, between a Company delivery truck and a passenger vehicle. The Company intends to vigorously defend itself against the claims. The Company believes that it has sufficient insurance coverage for any damages that might be awarded and that the final disposition of the action will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

    Additional claims exist in the range of $300 to $450 for which management believes it has meritorious defenses but for which the likelihood of an unfavorable outcome is currently not determinable. In management's opinion, each of these claims will either be indemnified by the previous shareholders of prior acquisitions or covered by insurance policies and therefore will not have a material effect on the financial position, results of operations or cash flows of the Company.

7.       Income Taxes:

     The fiscal 1999 effective tax rate has been adjusted for certain non-deductible business combination costs which have been expensed in the quarter ended December 31, 1998. As a result, the impact in the effective rate for the year has been entirely reflected in the quarter ended December 31, 1998 and without these charges would have been approximately 41.5%.

8.       Subsequent Event:

     On January 10, 2000, the Company acquired a 49% interest in DPI Teleconnect, L.L.C. ("DPI"), a privately-held provider of prepaid local phone service, for $5,500 in cash. The Company has the option to acquire an additional 21% interest upon receipt of regulatory approvals. DPI is currently licensed to offer prepaid local phone service in 21 states and is working to expand to over 40 states by the end of 2000.

                                 RENT-WAY, INC.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

    Rent-Way is the second largest operator in the rental purchase industry with 1,088 stores located in 41 states. The Company offers quality brand name home entertainment equipment, furniture, appliances, and jewelry to customers under full-service rental-purchase agreements that generally allow the customer to obtain ownership of the merchandise at the conclusion of an agreed upon rental period.

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

    On September 23, 1999, the Company acquired all the stock of RentaVision, Inc. ("RentaVision") for a purchase price of approximately $74 million. RentaVision operated a chain of 250 rental-purchase stores in 16 states, 50 of which have been opened during the past year. RentaVision had annual revenues of approximately $75 million.

    The Company completed the management information integration of all stores acquired in the America's Rent-To-Own acquisition by July 31, 1999 and all stores acquired in the RentaVision acquisition by November 11, 1999. In addition, the Company consolidated all back office functions such as accounting, payroll, and human resources. The Company closed and merged 33 stores located in overlapping markets. The Company also closed RentaVision's five warehouse locations. The Company uses a direct-ship policy from their vendors to the stores. This policy has minimized the amount of rental merchandise not on rent.

    On January 10, 2000, the Company acquired a 49% interest in DPI Teleconnect, L.L.C. ("DPI"), a privately-held provider of prepaid local phone service. The Company has the option to acquire an additional 21% interest upon receipt of regulatory approvals. In fiscal 1999, the Company began to act as an agent for DPI. The Company successfully tested this service in 70 of its stores. The Company received the benefit of additional traffic in these stores, as well as, a 10% commission from the sale of the service. DPI is currently licensed to offer prepaid local phone service in 21 states and is working to expand to over 40 states by the end of 2000.

    Management continues to actively seek acquisition candidates with financial and geographic profiles consistent with the Company's growth objectives.

Results of Operations

    The following table sets forth, for the periods indicated, certain items from the Company's unaudited Condensed Consolidated Statements of Operations, expressed as a percentage of revenues.


                                                                                  Three Months
                                                                                     Ended
                                                                                  December 31
                                                                    -----------------------------------------
                                                                           1999                 1998
                                                                    -----------------------------------------
                      Revenues:
                        Rental revenue.............................           85.1%                 86.5%
                        Other revenue..............................           14.9                  13.5
                                                                    --------------        --------------
                           Total revenues..........................          100.0                 100.0

                      Costs and operating expenses:
                      Depreciation and amortization:
                        Rental merchandise.........................           22.1                  25.3
                        Property and equipment.....................            2.6                   1.7
                        Amortization of goodwill...................            2.3                   2.0
                                                                    --------------         -------------
                           Total depreciation and amortization.....           27.0                  29.0
                      Salaries and wages...........................           25.7                  26.9
                      Advertising..................................            4.0                   6.3
                      Occupancy....................................            7.3                   6.5
                      Name change expense..........................             --                   0.1
                      Business combination costs...................             --                  13.2
                      Other operating expenses.....................           20.0                  23.7
                                                                    --------------         -------------
                           Total costs and operating expenses......           84.0                 105.7
                                                                    --------------         -------------
                           Operating income (loss).................           16.0                  (5.7)
                       Interest expense............................           (4.1)                 (2.9)
                       Other income................................           (0.1)                 (0.2)
                                                                    --------------         -------------
                           Income (loss) before income taxes and
                           extraordinary item......................           11.8                  (8.8)
                       Income tax expense (benefit)................            4.6                  (1.1)
                                                                    --------------         -------------
                           Income (loss) before extraordinary item.            7.2%                 (7.7)%
                                                                    ==============         =============

Comparison of Three Months Ended December 31, 1999 and 1998

         Total revenues. Total revenues increased $17.0 million, or 13.7% to $140.9 million from $123.9 million. The increase is attributable to the addition of the stores acquired and opened in fiscal 1999 and 2000 and increased same store revenues. The stores acquired in the RentaVision and America's Rent-To-Own acquisitions accounted for $20.1 million and $1.9 million of the increase, respectively. Stores opened in fiscal 1999 and 2000 accounted for $1.3 million of the increase. The Company experienced a 1.9% increase in same store revenues compared to the same period last year. Increase (decrease) in same store revenues for the Rent-Way stores and Home Choice stores were 5.1% and (0.9)%, respectively. The increase in same store revenues was primarily due to a 1.4% increase as a percentage of total revenues in appliance rentals, a 1.6% increase as a percentage of total revenues in electronics revenues, 0.9% increase as a percentage of total revenues in jewelry rentals, and a 1.1% increase as a percentage of total revenues in merchandise sales offset by a 1.1% decrease as a percentage of total revenues in furniture rentals and a 0.2% decrease as a percentage of total revenues in pager rentals. The Company expects increased same store revenues for the rest of the fiscal 2000 due to, among many other factors, the addition of new products and services. During the last quarter of fiscal 1999, the Company added Compaq personal computers to its product line. In addition, the Company has begun to act as an agent to provide prepaid phone service through DPI Teleconnect, L.L.C. This program is currently being rolled out to 70 stores. Management believes that opportunities exist to provide additional non-traditional merchandise to its customers.

         Depreciation and amortization. Depreciation expense related to rental merchandise decreased $0.1 million, 3.2% as a percentage of total revenues to 22.1% from 25.3%. This decrease is primarily due to increases in weekly rental rates, lower purchase costs of rental merchandise due to increased volume, and improved realization of potential collectible rent. In addition, depreciation expense as a percentage of total revenues has shown solid improvement in the stores acquired in the Home Choice merger. Acquired merchandise with high remaining values has worked its way out of the Company's system and the stores are replacing poorly priced and termed agreements with new agreements priced and termed in accordance with Rent-Way operating procedures.

         Depreciation expense related to property and equipment increased to 2.6% as a percentage of total revenues from 1.7%. This increase is principally due to the depreciation expense related to new store signage and remodels associated with the Home Choice stores, new computers and equipment installed in the RentaVision stores, and the computer and software costs associated with the Company's implementation of the PeopleSoft software package in January 1999.

         Amortization of goodwill increased to 2.3% as a percentage of total revenues from 2.0%. This increase is due to the addition of the goodwill associated with the RentaVision and America's Rent-To-Own acquisitions.

         Salaries and wages. Salaries and wages increased by $2.9 million to $36.2 million from $33.3 million, but decreased 1.2% as a percentage of total revenues to 25.7% from 26.9%. This 1.2% decrease as a percentage of total revenues is due to the Company's ability to spread corporate and regional managers' payroll over an increased store revenue base. The decrease is also attributable to the Company bringing Home Choice payroll and store personnel levels within the Company's standards. As a result of these factors, the Company expects a further decline in salaries and wages as a percentage of total revenues during the remainder of fiscal 2000.

         Advertising. Advertising expense decreased to $5.6 million from $7.8 million and decreased to 4.0% as a percentage of total revenues from 6.3%. This decrease is due to the Company's ability to focus advertising efforts in cluster markets. It is also due to the Company's participation in co-operative advertising programs with its vendors. As part of these co-operative programs, the Company is able to recoup a portion of its advertising costs from its vendors in the form of rebates for advertising their products in Rent-Way ads.

         Occupancy. Occupancy expense increased to $10.3 million from $8.1 million, or 0.8% as a percentage of total revenues to 7.3% from 6.5%. This increase is primarily due to the addition of the RentaVision stores. The RentaVision stores have lower revenue averages to charge fixed rental costs against. The Company expects occupancy expense as a percentage of total revenues to decrease as the RentaVision per store revenue averages increase. Fifty of the 250 stores acquired were opened in the past twelve months.

         Name change expense. Name change expense decreased to zero from $0.1 million. In 1997, Home Choice launched a program to change the name of all of its stores from the various trade names acquired to "HomeChoice Lease or Own". In connection with this program, Home Choice incurred nonrecurring costs which included the write-off of the net carrying values of old signs and branded supplies and the expensing of new vehicle decals. The Company currently operates under both the RentWay and HomeChoice trade names.

         Business combination costs. In conjunction with the Company's merger with Home Choice Holdings, Inc. (the "Merger") on December 10, 1998, the Company incurred $16.4 million in costs in the quarter ended December 31, 1998. These costs included investment banker fees of $6.5 million, proxy preparation, printing, and other professional fees of $1.3 million, employee severance and stay-put arrangements of $4.1 million, due diligence and other costs of $0.9 million, costs related to closing or disposing of duplicate corporate headquarters, equipment and stores in overlapping markets of $2.1 million, and the write-off of prepaid assets which could not be used of $1.5 million.

         Other operating expenses. Other operating expenses decreased to $28.1 million from $29.3 million and decreased to 20.0% as a percentage of total revenues from 23.7%. This decrease is due in part to a decrease in inventory write-offs. In connection with the Merger, the Company identified a large number of rental merchandise items, which failed to meet the accepted quality standards of the Company's operating procedures. Accordingly, the Company experienced an excessive amount of inventory deletions during the three month period ended December 31, 1998. The amount of these excessive inventory write-offs was approximately $1.1 million. The decrease in other operating expenses is also the result of the efficiencies gained by the Company from its ability to spread certain fixed costs over an increased store revenue base. These decreased fixed costs include liability insurance, legal and professional fees, state and local taxes, and office supplies.

         Operating income. Operating income increased to 16.0% of total revenues from an operating loss of 5.7% of total revenues due to the factors discussed above. Excluding the $1.1 million in excessive inventory write-offs and the $16.4 million in business combination costs described above, operating income increased to 16.0% from 8.4%. The Company anticipates its operating income to remain at or increase above 16.0% in fiscal 2000 as a result of its continued ability to leverage costs over an increased store revenue base.

         Interest expense. Interest expense increased to 4.1% from 2.9% as a percentage of total revenues. This increase is mainly due to the $68.8 million in funds drawn on the Company's senior credit facility to consummate the RentaVision acquisition. In addition, the Company has purchased rental merchandise at a higher rate in an effort to supplement the merchandise in the RentaVision stores with newer merchandise and a broader product selection.

         Income tax expense. Income tax expense increased to 4.6% as a percentage of total revenues from an income tax benefit of 1.1% of total revenues. The increase was due to a significant increase in pretax book income and operating income.

         Extraordinary item. In the three month period ended December 31, 1998, the Company entered into a new syndicated loan facility in connection with its merger with Home Choice. As a result of this refinancing, the Company wrote-off the remainder of deferred financing costs associated with its and Home Choice's previous credit facilities. The amount of the remaining deferred financing costs was $0.9 million, $0.5 million net of tax benefit.

     Net income. Net income increased to 7.2% of total revenues from a net loss of 8.1% of total revenues due to the factors discussed above.

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

    Net cash used in operating activities decreased to $13.3 million for the three month period ended December 31, 1999, from $31.2 million for the three month period ended December 31, 1998. This decrease is principally due to a $20.2 million increase in net income, a $5.9 million increase in accounts payable, and a $5.4 million increase in income taxes payable offset by a $8.8 million increase in rental merchandise purchases, a $2.7 million increase in prepaid expenses, and a $2.3 million decrease in other liabilities.

    Net cash used in investing activities increased $6.3 million to $10.3 million in the three month period ended December 31, 1999, compared to $4.0 million in the three month period ended December 31, 1998. Capital expenditures in the three month period ended December 31, 1999 included acquisition costs related to the RentaVision acquisition. It also included the purchase of new store signage and store remodeling costs associated with the stores obtained in the Home Choice merger and the purchase of computers and equipment for the stores acquired from RentaVision. Capital expenditures in the three month period ended December 31, 1998 included the computer equipment and software costs related to the implementation of a PeopleSoft software package for all accounting, payroll, human resources, and benefits administration requirements and a J. Driscoll package for cash management.

    The Company has begun to construct a 30,000 square foot addition to its current corporate headquarters facility. The Company estimates the cost at approximately $3.5 million. The Company plans to fund this project with borrowings on its senior credit facility. As of December 31, 1999, the Company incurred $0.4 million in costs related to this project.

    Net cash provided by financing activities increased to $18.7 million in the three month period ended December 31, 1999 from $33.1 million in the three month period ended December 31, 1998. Cash flows from financing activities have historically represented the Company's financing of its long term growth.

    On September 23, 1999, the Company amended its existing collaterized term loan and revolving credit facility with a syndicate of banks led by Bank of Montreal and National City Bank (the "Amended Facility"). The Amended Facility provides for loans and letters of credit up to $325.0 million. Borrowings under the Amended Facility bear interest at the Company's option either at a base rate or a LIBOR based rate. The Amended Facility requires the Company to meet certain financial covenants and ratios including maximum leverage, minimum interest coverage, minimum tangible net worth, fixed charge coverage, and rental merchandise usage ratios. As of December 31, 1999, the Company was in compliance with all covenants contained in the Amended Facility. As of December 31, 1999, $277.0 million in borrowings is outstanding under the Amended Facility. Of the $277.0 million outstanding, $56.0 million is related to a revolving credit facility, which is payable September 30, 2004 and $221.0 million is in the form of term notes designated as Term Notes A (up to $125.0 million) and Term Notes B (up to $100 million).

    On December 31, 1999, the Company made the required principal repayments of $3.8 million on the Term Notes A and $250,000 on the Term Notes B. These repayments were funded with cash generated from operations. The Company believes that it will generate sufficient amounts of cash from operations to make the required quarterly principal repayments in the remainder of fiscal 2000.

    On January 10, 2000, the Company acquired a 49% interest in DPI Teleconnect, L.L.C., a privately-held provider of prepaid local phone service, for $5.5 million in cash. The Company has agreed to acquire an additional 21% interest upon receipt of regulatory approvals. The Company has also committed to provide DPI $3.0 million in funds to meet working capital requirements as needed.

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

    During the three months ended December 31, 1999, the cost of rental merchandise, store lease rental expense and salaries and wages have increased modestly. These increases have not had a significant effect on the Company's results of operations because the Company has been able to charge commensurately higher rental for its merchandise. This trend is expected to continue in the foreseeable future.

Recent Accounting Pronouncements

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging-Activities-Deferral of the Effective Date of SFAS No. 133-an Amendment of FASB Statement 133." This Statement delays the effective date for this standard until fiscal years beginning after June 15, 2000. The Company is currently evaluating the provisions of this Statement.

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

Year 2000 Issues

    As of the date hereof, the Company has not experienced any significant business disruptions as a result of Year 2000 issues. However, Year 2000 issues may yet arise that are not apparent currently. The Company utilizes management information systems and software technology that may be affected by Year 2000 issues throughout its operations. During fiscal 1998, the Company began to implement plans to ensure those systems continue to meet its internal and external requirements. All the Company's remote locations operate on an internally developed point of sale system. This system utilizes a peer to peer, Windows 95 local area network. Communications between remote locations and the corporate office are handled via e-mail through the internet. After completion of testing, the Company has determined that its point of sale system is Year 2000 compliant. As a result of the Company's growth, a decision was made to upgrade information systems at the corporate office. The installation and implementation of a Year 2000 compliant PeopleSoft software package was completed in January 1999. This package encompasses all accounting functions, payroll, human resources and benefit administration requirements. The system operates in an n-tier environment on a Windows NT platform. The cost of all hardware, software, training and implementation costs were approximately $1.5 million, the majority of which was incurred in fiscal 1998. In addition to the PeopleSoft package, the Company has implemented a Year 2000 compliant J. Driscoll Package for cash management. This package operates on the same platform as the PeopleSoft package.

    The Company developed questionnaires and contacted key suppliers regarding their Year 2000 compliance to determine any impact on its operations. The Company will continue to monitor its suppliers on this matter. The Company has reviewed and continues to review its non-information technology systems to determine the extent of any changes that may be necessary and believes that there will be minimal changes required for compliance.

    The Company does not foresee significant risks associated with its Year 2000 compliance at this time. As the Company's plan was and remains to address its significant Year 2000 issues prior to being affected by them, it has not developed a comprehensive contingency plan. However, if the Company identifies significant risks related to Year 2000 issues, the Company will develop contingency plans as deemed necessary at that time.

Cautionary Statement

    This Report on Form 10-Q and the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company's expectations or beliefs concerning future events. Any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, (i) the ability of the Company to acquire additional rental-purchase stores on favorable terms,
(ii) the ability of the Company to improve the performance of such acquired stores and to integrate such acquired stores into the Company's operations,
(iii) the ability of the Company to improve the performance of the Home Choice stores and other stores acquired in fiscal 1999, (iv) the Company's ability to open new stores in favorable locations and on favorite terms and to cause such stores to become profitable in a timely manner or at all, and (v) the impact of state and federal laws regulating or otherwise affecting the rental-purchase transaction.

    Undue reliance should not be placed on any forward-looking statements made by or on behalf of the Company as such statements speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, the occurrence of future events or otherwise.


ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

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

    The following table presents information about the Company's market sensitive financial instruments. The table illustrates the principle and notional amounts, as well as the date of maturity, actual and weighted average pay and receive rates for all significant financial and derivative financial instruments in effect as of December 31, 1999:



                             Expected Maturity Dates
                              (dollars in millions):         1999    2000    2001     2002     2003    2004      Thereafter
                      -------------------------------------- ----    ----    ----     ----     ----    ----      ----------
                      Debt:
                        Revolving credit facility, Base
                        rate option.........................                                          $16.0
                       --Actual floating rate...............                                          9.500%
                        Revolving credit facility,
                        Euro-rate option....................                                          $40.0
                       --Actual floating rate...............                                          8.684%
                        Term Loan A Euro-rate option........        $11.2   $20.0    $25.0    $30.0   $35.0
                       --Actual floating rate...............        8.684%  8.684%   8.684%   8.684%  8.684%
                        Term Loan B Euro-rate option........        $0.8    $1.0     $1.0     $1.0    $1.0        $95.0
                       --Actual floating rate...............        9.684%  9.684%   9.684%   9.684%  9.684%      9.684%
                        Convertible Subordinated Debentures.                                                      $20.0
                       --Actual fixed interest rate.........                                                        7.0%
                      Interest rate swap agreements:
                        National City Bank, notional amount.                                  $30.0
                       --Actual fixed interest rate pay
                         rate...............................                                  5.965%
                       --Actual variable interest rate
                         receive rate, (based on 3 month
                         LIBOR).............................                                  5.514%
                        Bank of America, notional amount....                                  $20.0
                       --Actual fixed interest rate pay
                         rate...............................                                  5.760%
                       --Actual variable interest rate
                         receive rate, (based on 3 month
                         LIBOR).............................                                  5.514%
                        Manufacturers and Traders Trust,
                        notional amount.....................                                  $10.0
                       --Actual fixed interest rate pay
                         rate...............................                                  5.925%
                       --Actual variable interest rate
                         receive rate, (based on 3 month
                         LIBOR).............................                                  5.514%
                        Harris Bank, notional amount........                                  $20.0
                       --Actual fixed interest rate pay
                         rate...............................                                  5.090%
                       --Actual variable interest rate
                         receive rate, (based on 3 month
                         LIBOR).............................                                  5.514%
                        SunTrust Bank, notional amount......                                  $10.0
                       --Actual fixed interest rate pay
                         rate...............................                                  5.105%
                       --Actual variable interest rate
                         receive rate, (based on 3 month
                         LIBOR).............................                                  5.514%
                        LaSalle Bank, notional amount.......                                  $10.0
                       --Actual fixed interest rate pay
                         rate................................                                 5.095%
                       --Actual variable interest rate
                         receive rate, (based on 3 month
                         LIBOR).............................                                  5.514%
                        Bank of America, notional amount....                                  $10.0
                       --Actual fixed interest rate pay
                         rate...............................                                  5.120%
                       --Actual variable interest rate
                         receive rate, (based on 3 month
                         LIBOR).............................                                  5.514%
                        Harris Bank, notional amount........                                  $10.0
                       --Actual fixed interest rate pay
                         rate...............................                                  5.120%
                       --Actual variable interest rate
                         receive rate, (based on 3 month
                         LIBOR).............................                                  5.514%
                        PNC Bank, notional amount...........                                          $5.0
                       --Actual fixed interest rate pay
                         rate...............................                                          6.740%
                       --Actual variable interest rate
                         receive rate, (based on 3 month
                         LIBOR)............................                                           5.514%
                      Letters of credit:
                        Letter of credit, Base rate option.. $650
                       --Actual floating rate............... N/A
                        Letter of credit, Base rate option.. $300
                       --Actual floating rate............... N/A
                        Letter of credit, Base rate option..        $450
                       --Actual floating rate...............        N/A
                        Letter of credit, Base rate option..        $300
                       --Actual floating rate...............        N/A

PART II - OTHER INFORMATION


ITEM 1. Material Developments in Connection With Legal Proceedings

    On December 20, 1999, an action was brought against Rent-Way, Inc. (among other parties) in the Circuit Court of Jefferson County, Mississippi, asserting claims in the amount of $100 million for wrongful deaths and punitive damages arising out of a collision on November 20, 1999, between a Rent-Way, Inc. delivery truck and a passenger vehicle. Rent-Way, Inc. intends to vigorously defend itself against the claims. Rent-Way, Inc. believes that it has sufficient insurance coverage for any damages that might be awarded and that the final disposition of the action will not have a material adverse effect on the financial position, results of operations or cash flows of Rent-Way, Inc.

ITEM 5. Other Information

    By notice to the holders thereof dated December 10, 1999, the Company called for a mandatory redemption of its $20 million 7% Convertible Subordinated Debentures due 2007. The redemption date is February 5, 2000 and the redemption price is 103% of the outstanding principal amount thereof. The Debentures are convertible into shares of Common Stock at a price of $13.37 per share until redeemed.

ITEM 6.  Exhibits and Reports on Form 8-K

a. Exhibits

    The Exhibits filed as part of this report are listed below.




                                   Exhibit No.            Description
                                   -----------  ------------------------------
                                      10.22     Notification to the holders of
                                                Rent-Way, Inc.'s 7% Convertible
                                                Debentures, due 2007, of the
                                                Company's intent to redeem the
                                                debentures in February 2000.

                                        27      Financial data schedule



b. Reports on Form 8-K

     (1) On October 12, 1999, the Company filed a Current Report on Form 8-K disclosing the completion of the RentaVision acquisition and attaching the exhibits under Item 7.

     (2) On October 21, 1999, the Company filed a Current Report on Form 8-K in response to numerous inquiries regarding the decline in the price of its common stock.

     (3) On December 3, 1999, the Company filed a Current Report on Form 8-K/A amending the Current Report on Form 8-K filed on October 12, 1999 to file the financial statements and pro forma financial information required under Item 7.

     (4) On January 19, 2000, the Company filed a Current Report on Form 8-K announcing the promotion of Jeffrey A. Conway to the office of President and Chief Operating Officer and announcing the appointment of William A. McDonnell as Chief Financial Officer.

     (5) On January 19, 2000, the Company filed a Current Report on Form 8-K announcing its investment in DPI Teleconnect, LLC, a privately-held provider of prepaid local phone service.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


January 21, 2000
-------------------------------------
Date
/s/ Jeffrey A. Conway
-------------------------------------
Jeffrey A. Conway
President and Chief Operating Officer



January 21, 2000
------------------------------------
Date
/s/ Matthew J. Marini
-------------------------------------
Matthew J. Marini
Controller and Chief Accounting Officer

                                 Exhibit 10.22

                                 RENT-WAY, INC.
                                One RentWay Place
                            Erie, Pennsylvania 16505



                                           December 10, 1999


Via First-Class Mail
--------------------

TO THE HOLDERS OF RENT-WAY, INC. $20,000,000
7% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2007 (CUSIP Numbers
76009UAA2 and 76009UAB0):

Ladies and Gentlemen:

         Reference is made to that certain Indenture, dated as of February 4, 1997, from Rent-Way, Inc. ("Rent-Way") to Manufacturers and Traders Trust Company, as Trustee (the "Trustee") (the "Indenture"). All specially-capitalized terms not otherwise defined in this letter have the same meanings as in the Indenture.

         Rent-Way hereby redeems the following Securities: 100% of the principal amount of Rent-Way's $20,000,000 7% Convertible Subordinated Debentures due 2007. The Redemption Date is February 7, 2000. The Redemption Price is 103% of the principal amount plus accrued and unpaid interest to the Redemption Date. The Conversion Price is $13.369. The name and address of the Paying Agent and the Conversion Agent is Manufacturers and Traders Trust Company, One M&T Plaza, 7th Floor, Buffalo, New York 14203, Attention:
Russell Whitley.

         Securities called for redemption may be converted at any time before the close of business on the Redemption Date and, if not converted prior to the close of business on the Redemption Date, the right of conversion will be lost. Holders who wish to convert Securities must satisfy the requirements of Paragraph 7 thereof.

         Securities called for redemption must be surrendered to the Paying Agent to collect the Redemption Price. Interest on Securities called for redemption ceases to accrue on and after the Redemption Date.

         No representation is made as to the correctness or accuracy of the CUSIP numbers set forth above.

         If you have any questions concerning this redemption notice, please contact Russell Whitley at the Trustee, (716) 842-5602, John Zak, legal counsel to Rent-Way, at (716) 848-1253 or Jeffrey A. Conway, Chief Financial Officer of Rent-Way, at (814) 461-5223.