Form 10-Q
period 2000-03-31
RENT WAY INC
filed 2000-04-27
CIK 893046

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                    FORM 10-Q

                                  -------------



           (Mark One)

          [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

          [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                                 --------------

                         Commission File Number 0-22026

                                 RENT-WAY, INC.
             (Exact name of registrant as specified in its charter)

                                  -------------

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

Yes        X                 No
   ----------------            ---------------


        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                       Outstanding as of April 25, 2000
              ------------                    --------------------------------
              Common Stock                               23,662,650



================================================================================



                                 RENT-WAY, INC.



                                                                                                                  Page
                                                                                                                  ----
Part I            Financial Information

                  Item 1.  Condensed Consolidated Financial Statements

                           Condensed Consolidated Balance Sheets as of March 31, 2000 (unaudited)
                           and September 30, 1999                                                                   3

                           Condensed Consolidated Statements of Operations, Three and Six Months
                           Ended March 31, 2000 and 1999 (unaudited)                                                4

                           Condensed Consolidated Statements of Cash Flows, Six Months Ended
                           March 31, 2000 and 1999(unaudited)                                                       5

                           Notes to Condensed Consolidated Financial Statements (unaudited)                         6

                  Item 2.  Management's Discussion and Analysis
                           of Financial Condition and Results of Operations                                        12

                  Item 3.  Quantitative and Qualitative Disclosures About Market Risk                              19

Part II           Other Information

                  Item 1.  Material Developments in Connection With Legal Proceedings                              20

                  Item 2.  Changes in Securities and Use of Proceeds                                               20

                  Item 4.  Submission of Matters to Vote of Security Holders                                       20

                  Item 6.  Exhibits and Reports on Form 8-K                                                        21

                  Signatures                                                                                       22






                                                         RENT-WAY, INC.

                                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (all dollars in thousands)



                                                                                        March 31,              September 30,
                                                                                          2000                     1999
                                                                                      -------------            -------------
                                                                                       (unaudited)


ASSETS

Cash                                                                                $         6,587         $         8,646
Prepaid expenses                                                                             15,565                   9,610
Rental merchandise, net                                                                     260,300                 202,145
Property and equipment, net                                                                  55,622                  50,578
Goodwill, net                                                                               308,012                 305,900
Deferred financing costs, net                                                                 2,756                   3,688
Non-compete and prepaid consulting fees, net                                                  4,393                   5,494
Other assets                                                                                 19,548                  11,333
                                                                                    ---------------         ---------------
        Total assets                                                                $       672,783         $       597,394
                                                                                    ===============         ===============


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable                                                                    $        11,648         $         8,417
Other liabilities                                                                            14,034                  15,861
Income tax payable                                                                           11,985                   2,316
Deferred income taxes                                                                         4,397                   5,218
Debt                                                                                        312,125                 288,130
                                                                                    ---------------         ---------------
        Total liabilities                                                                   354,189                 319,942

Contingencies (see note 9)                                                                        -                       -


Shareholders' equity:
Preferred stock, without par value; 1,000 shares authorized;
     no shares issued and outstanding                                                             -                       -
Common stock, without par value; 50,000 shares
     authorized; 23,653 and 21,976 shares issued and
     outstanding, respectively                                                              276,841                 256,755
Retained earnings                                                                            41,753                  20,697
                                                                                    ---------------         ---------------
        Total shareholders' equity                                                          318,594                 277,452
                                                                                    ---------------         ---------------
        Total liabilities and shareholders' equity                                  $       672,783         $       597,394
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





                                                       RENT-WAY, INC.

                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (all dollars in thousands, except per share data)


                                                             For the three months ended              For the six months ended
                                                                      March 31,                             March 31,
                                                               2000               1999                2000                1999
                                                               ----               ----                ----                ----
                                                                     (unaudited)                             (unaudited)


Revenues:
Rental revenue                                               $   127,019       $   109,237         $  247,001          $   216,467
Other revenue                                                     21,868            16,513             42,797               33,243
                                                             -----------       -----------         ----------          -----------
       Total revenues                                            148,887           125,750            289,798              249,710

Costs and operating expenses:
Depreciation and amortization:
    Rental merchandise                                            36,317            32,140             67,476               63,464
    Property and equipment                                         3,876             2,240              7,587                4,425
    Amortization of goodwill and other intangibles                 3,278             2,454              6,537                4,949
Salaries and wages                                                35,148            32,157             71,305               65,485
Advertising                                                        5,882             6,190             11,491               13,977
Occupancy                                                         10,980             8,133             21,289               16,280
Name change expense                                                   --                --                 --                   86
Business combination costs                                            --               432                 --               16,800
Other operating expenses                                          28,179            25,651             56,322               54,978
                                                             -----------       -----------         ----------          -----------
        Total costs and operating expenses                       123,660           109,397            242,007              240,444
                                                             -----------       -----------         ----------          -----------
        Operating income                                          25,227            16,353             47,791                9,266
Other income (expense):
Interest expense                                                  (7,146)           (4,172)           (12,974)              (7,785)
Equity in loss of subsidiary                                        (197)               --               (197)                  --
Interest income                                                       70                 3                 84                   29
Other income (expense), net                                          (52)              (29)              (198)                (220)
                                                             -----------       -----------         ----------          -----------
       Income before income taxes and extraordinary item          17,902            12,155             34,506                1,290
Income tax expense                                                 6,976             5,040             13,450                3,705
                                                             -----------       -----------         ----------          -----------
        Income (loss) before extraordinary item                   10,926             7,115             21,056               (2,415)
Extraordinary item, net of tax benefit                                --                --                 --                 (519)
                                                             -----------       -----------         ----------          -----------
Net income (loss)                                            $    10,926       $     7,115         $   21,056          $    (2,934)
                                                             ===========       ===========         ==========          ===========


Earnings  (loss) per common  share (Note 2):
Basic  earnings  (loss) per common share:
     Income (loss) before extraordinary item                 $      0.48       $      0.34         $     0.94          $     (0.11)
                                                             ===========       ===========         ==========          ===========
     Net income (loss)                                       $      0.48       $      0.34         $     0.94          $     (0.14)
                                                             ===========       ===========         ==========          ===========
Diluted earnings (loss) per common share:
     Income (loss) before extraordinary item                 $      0.46       $      0.32         $     0.90          $     (0.11)
                                                             ===========       ===========         ==========          ===========
     Net income (loss)                                       $      0.46       $      0.32         $     0.90          $     (0.14)
                                                             ===========       ===========         ==========          ===========

Weighted average common shares outstanding:
     Basic                                                        22,673            21,125             22,326               21,166
                                                             ===========       ===========         ==========          ===========

     Diluted                                                      23,920            23,142             23,834               21,166
                                                             ===========       ===========         ==========          ===========


                               The accompanying notes are an integral part of these financial statements.




                                                       RENT-WAY, INC.

                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (all dollars in thousands)

                                                                                            For the six months ended
                                                                                                    March 31,
                                                                                          2000                    1999
                                                                                       ----------              ----------
                                                                                       (unaudited)             (unaudited)

Operating activities:

Net income (loss)                                                                   $      21,056            $       (2,934)
Adjustments to reconcile net income (loss)
 to net cash used in operating activities:
    Depreciation and amortization                                                          81,817                    73,045
    Equity in loss of subsidiary                                                              197                        --
    Deferred income taxes                                                                    (821)                      512
    Extraordinary item                                                                         --                       519
    Changes in assets and liabilities:
    Prepaid expenses                                                                       (5,955)                   (2,351)
    Rental merchandise                                                                   (124,931)                  (89,851)
    Non-compete and prepaid consulting fees                                                 1,101                     1,349
    Income tax receivable                                                                      --                     1,529
    Other assets                                                                              757                     2,741
    Accounts payable                                                                       (3,307)                    1,011
    Income taxes payable                                                                    9,669                     3,573
    Other liabilities                                                                      (2,269)                      677
                                                                                    -------------            --------------
        Net cash used in operating activities                                             (22,686)                  (10,180)


Investing activities:
    Purchase of businesses, net of cash acquired                                          (16,159)                     (589)
    Purchases of property and equipment                                                   (12,631)                  (10,383)
    Loans to related parties                                                               (1,917)                       --
                                                                                    -------------            --------------
        Net cash used in investing activities                                             (30,707)                  (10,972)

Financing activities:
    Proceeds from borrowings                                                              103,000                   267,142
    Payments on borrowings including early extinguishment                                 (59,005)                 (248,919)
    Book overdraft                                                                          6,538                        --
    Deferred finance costs                                                                     --                    (1,334)
    Proceeds from common stock issuance                                                       801                     1,702
                                                                                    -------------            --------------
       Net cash provided by financing activities                                           51,334                    18,591
                                                                                    -------------            --------------
       Decrease in cash                                                                    (2,059)                   (2,561)

Cash at beginning of period                                                                 8,646                     5,326
                                                                                    -------------            --------------
Cash at end of period                                                               $       6,587            $        2,765
                                                                                    =============            ==============

Supplemental disclosure of noncash financing activity:
   Common stock issed to extinguish debt                                            $      20,000            $           --
                                                                                    =============            ==============




                             The accompanying notes are an integral part of these financial statements.


                                 RENT-WAY, INC.

         Notes to Unaudited Condensed Consolidated Financial Statements
                (all dollars in thousands, except per share data)

1.    Basis of Presentation:

    Rent-Way, Inc. (the "Company" or "Rent-Way") is a corporation organized under the laws of the Commonwealth of Pennsylvania. The Company operates a chain of rental-purchase stores that rent durable household products such as home entertainment equipment, furniture, major appliances and jewelry to consumers on a weekly or monthly basis. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (which, except as discussed herein, consist of normal recurring adjustments), which are necessary for a fair statement of the financial position, results of operations and cash flows of the Company have been made. The results of operations for the interim periods are not necessarily indicative of the results for the full year. Certain amounts in the March 31, 1999, financial statements have been reclassified to conform to the March 31, 2000, presentation.

    The condensed  consolidated financial statements include the accounts of the
Company  and  its  wholly-owned   subsidiaries.   All  significant  intercompany
transactions and balances have been eliminated.

    The Company has no items of other comprehensive income.

    In 1999, the Company adopted Statement of Financial Accounting Standards, ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. During fiscal 1999, the Company determined it had only one segment and the adoption of SFAS No. 131 had no impact on the consolidated financial statements and the related disclosure information. The acquisition of dPi Teleconnect LLC (see Note 4) resulted in the recognition of a separate operating segment (see Note 5).

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

    The Accounting Standards Executive Committee Statement of Position 98-5, "Accounting for the Costs of Start-up Activities" ("SOP 98-5"), issued in April 1998 and effective for fiscal years beginning after December 15, 1998 with earlier application permitted, provides guidance on financial reporting of start up costs and organization costs. The Company adopted this statement on October 1, 1999, resulting in no significant effect on the Company's financial statements.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The Company is in the process of determining the impact this adoption will have on its consolidated financial statements.

                                 RENT-WAY, INC.

               (all dollars in thousands, except per share data)

2.   Earnings (loss) per Common Share:

    Basic earnings (loss) per common share is computed using income (loss) available to common shareholders divided by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed using income (loss) available to common shareholders adjusted for anticipated interest savings, net of related taxes, on conversion of the Company's convertible subordinated debentures and the weighted average number of shares outstanding is adjusted for the potential impact of options, warrants and the convertible subordinated debentures where the effects are dilutive. Because operating results were a loss for the six month period ended March 31, 1999, basic and diluted loss per common share were the same.

    The  following  table  discloses  the   reconciliation   of  numerators  and
  denominators of the basic and diluted earnings (loss) per common share computation:


                                                                       For the three months          For the six months
                                                                               ended                        ended
                                                                             March 31,                    March 31,
                                                                            (unaudited)                  (unaudited)
                                                                   --------------------------  ---------------------------
             COMPUTATION OF EARNINGS (LOSS) PER SHARE:                 2000           1999          2000          1999
             -----------------------------------------             ------------   -----------  ------------  -------------

             BASIC
             Earnings (loss) applicable to common shares........    $    10,926    $      7,115  $    21,056   $     (2,934)
                                                                    ===========    ============  ===========   ============
             Weighted average number of common shares
               outstanding during the period....................         22,673          21,125       22,326         21,166
                                                                    ===========    ============  ===========   ============

             Basic earnings (loss) per common share:
               Earnings (loss) before extraordinary item.........   $      0.48    $       0.34  $      0.94   $      (0.11)
                                                                    ===========    ============  ===========   ============
               Net income (loss).................................   $      0.48    $       0.34  $      0.94   $      (0.14)
                                                                    ===========    ============  ===========   ============


             DILUTED
             Earnings (loss) applicable to common shares.........   $    10,926    $      7,115  $    21,056   $     (2,934)
             Interest on 7% convertible debentures (net of tax)..            70             210          280             --
                                                                    -----------    ------------  -----------   ------------
             Earnings (loss) applicable for diluted earnings per
             share...............................................   $    10,996    $      7,325  $    21,336   $     (2,934)
                                                                    ===========    ============  ===========   ============
             Weighted average number of common shares
               outstanding during the period used in basic
               calculation.......................................        22,673          21,125       22,326         21,166
             Shares issuable upon exercise of stock options,
               warrants and escrowed shares......................           360             521          315             --
             Shares issued on conversion of 7% convertible
               debentures........................................           887           1,496        1,193             --
                                                                    -----------    ------------  -----------   ------------
             Weighted average number of shares used in
               calculation  of diluted earnings (loss) per share.        23,920          23,142       23,834         21,166
                                                                    ===========    ============  ===========   ============

             Earnings (loss) per common share:
               Earnings (loss) before extraordinary item.........   $      0.46    $       0.32  $      0.90   $      (0.11)
                                                                    ===========    ============  ===========   ============
               Net income (loss).................................   $      0.46    $       0.32  $      0.90   $      (0.14)
                                                                    ===========    ============  ===========   ============


3.  Mergers and Acquisitions:

    On March 22, 2000, the Company purchased a portion of the rental merchandise and rental contracts of ABC Television and Appliance Rental, Inc., doing business as Prime Time Rentals ("Prime Time"), a thirty-store rental-purchase chain. The Company purchased the assets of ten stores located in Alabama and Tennessee with annual revenues of approximately $3,800 in exchange for consideration of $3,000 in cash. Pursuant to the terms of the acquisition, $400 of the purchase price was placed in escrow, subject to the terms of the escrow agreement to satisfy sellers' representations and warranties and any purchase price adjustments. The acquisition was accounted for using the purchase method of accounting. Prime Time's assets were recorded at their estimated fair values at the date of the acquisition. The excess of the fair value of net assets acquired, ("goodwill") of $2,341 is being amortized over 20 years on a straight-line basis. The total cost of net assets acquired was $3,000 and consisted of assets of $3,101 less acquisition costs of $101. Assets acquired at estimated fair value, other than goodwill, include rental merchandise of $700 and a non-compete agreement of $60. The Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2000 include the results of operations of Prime Time since the date of the acquisition.

                                 RENT-WAY, INC.

               (all dollars in thousands, except per share data)

3.  Mergers and Acquisitions (continued):

     On September 23, 1999, the Company acquired all of the outstanding shares of RentaVision, Inc. ("RentaVision"), a rental-purchase chain located in 16 states with annual revenues of approximately $75,000. The consideration paid in exchange for all the outstanding shares of RentaVision was $73,874 consisting of $68,774 in cash and 278,801 shares of the Company's common stock (restricted shares). Pursuant to the terms of the purchase agreement, 181,201 shares of common stock equivalent to $4,000 of the purchase price was placed in escrow subject to the terms and conditions of the escrow agreement to secure seller's representations and warranties and any purchase price adjustments. As of March 31, 2000, the Company had not released any funds from the escrow account due to final settlement of the purchase price. The acquisition was accounted for using the purchase method of accounting. RentaVision's assets and liabilities were recorded at their fair values as of the date of the acquisition. The excess of the acquisition cost over the estimated fair value of the net assets acquired ("goodwill") of $90,144 is being amortized on a straight-line basis over 30 years. The total cost of the net assets acquired was $73,874 and consisted of assets of $106,134 less liabilities assumed of $25,610 and acquisition costs of $6,650. Assets acquired (at fair value) other than goodwill consisted primarily of rental merchandise of $12,267, non-compete agreement of $1,000, customer contracts of $1,200, cash of $725, and other assets of $798. Liabilities assumed (at fair value) consisted primarily of debt of $21,527, accrued liabilities of $3,125, and trade accounts payable of $958. The Condensed Consolidated Statement of Operations for the three and six months ended March 31, 2000 includes the results of operations of RentaVision for the entire period.

    On June 30, 1999, the Company acquired all the outstanding shares of America's Rent-To-Own Center, Inc., ("America's Rent-To-Own"). At the time of the acquisition, America's Rent-To-Own operated a chain of 21 rental-purchase stores located in Arkansas, Kansas, Missouri, and Oklahoma with annual revenues of approximately $8,000. The consideration paid in exchange for all the outstanding shares of America's Rent-To-Own consisted of 231,140 shares of the Company's common stock (restricted shares). Pursuant to the terms of the purchase agreement approximately $800 or 32,454 shares of the Company's common stock were placed in escrow subject to the terms and conditions of the escrow agreement to secure seller's representations and warranties and any purchase price adjustments. As of March 31, 2000, the Company had not released any funds from the escrow account due to final settlement of the purchase price. The acquisition was accounted for using the purchase method of accounting. America's Rent-To-Own assets and liabilities were recorded at their fair value at the date of the acquisition. The excess of the acquisition cost over the fair value of net assets acquired, ("goodwill") of $4,847 is being amortized on a straight line basis over 30 years. The total cost of the net assets acquired was $4,838 and consisted of assets of $7,273 less liabilities assumed of $2,149 and acquisition costs of $286. Assets acquired, other than goodwill (at fair value) consisted of rental merchandise of $1,269, receivables of $632, prepaid and other assets of $65, a deferred tax asset of $400, and a non-compete agreement of $60. Liabilities assumed (at fair value) consisted of debt of $1,295, accrued liabilities of $474 and trade accounts payables of $380. The Company is in the process of finalizing the purchase price allocation. The Condensed Consolidated Statement of Operations for the three and six months ended March 31, 2000 includes the results of operations of America's Rent-To-Own for the entire period.

4.  dPi Teleconnect L.L.C. Acquisition:

    On January 4, 2000, the Company acquired a 49% interest in dPi Teleconnect L.L.C. ("DPI"). DPI, a privately held Delaware limited liability company, provides prepaid local phone service on a month by month basis. In exchange for its 49% interest, the Company paid consideration of $6,400 in cash. As part of the purchase agreement with DPI, the Company retains an option to purchase an additional 21% interest, which it will exercise pending receipt of various state and regulatory approvals. The consideration for the additional interest is $1,100 in cash. As of March 31, 2000, the Company had advanced this additional consideration to the principals of DPI in the form of a non-interest bearing note. In addition to the option to increase its ownership interest, the Company has agreed to fund working capital requirements for DPI over the next three years, for a maximum amount of $3,000 at the higher of the prime rate plus 200 basis points or the rate at which the Company is able to borrow funds. As of March 31, 2000, the Company paid the first installation of working capital to DPI in the amount of $1,000. The DPI acquisition has been accounted for using the equity method in accordance with APB No. 18. When the Company exercises its option to acquire the additional 21%, the financial statements will be presented on a consolidated basis. The excess of the acquisition cost over the estimated fair value of net assets acquired ("goodwill") of $6,750 is being amortized on a straight-line basis over 15 years. The total cost of net liabilities acquired was $149 with acquisition costs of $201. The purchase price allocation is subject to refinement upon finalization of the review of fair value of assets acquired.

                                 RENT-WAY, INC.

               (all dollars in thousands, except per share data)


5.  Segment Information:

    Rent-Way, Inc. is a national rental-purchase chain, which provides a variety of services to its customers including rental of house-hold items and local telephone service on a week by week or month by month basis. The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by product category. The Company's reportable segments are: household rentals and prepaid telephone service. Its household rental segment rents name brand merchandise such as furniture, appliances, electronics and computers on a week by week or month by month basis. Its prepaid telephone service segment provides a local dial tone on a month by month basis.

    The financial results of the Company's segments follow the same accounting policies as described in "Summary of Significant Accounting Policies" (see Note
1). The information presented below does not include the results of the prepaid telephone service segment prior to January 4, 2000 (see Note 4).


                                                                 Rental         Phone          Total
               For the three months ended March 31, 2000         Segment        Segment        Segments
               -----------------------------------------         -------        -------        --------

          Total revenue.................................        $ 148,887      $   3,592      $  152,479
                                                                =========      =========      ==========
          Operating income (loss).......................        $  25,227      $    (395)     $   24,832
                                                                =========      =========      ==========
          Net income (loss).............................        $  11,123      $    (403)     $   10,720
                                                                =========      =========      ==========

               For the six months ended March 31, 2000
               ---------------------------------------

          Total revenue.................................        $ 289,798      $   3,592      $  293,390
                                                                =========      =========      ==========
          Operating income (loss).......................        $  47,791      $    (395)     $   47,396
                                                                =========      =========      ==========
          Net income (loss).............................        $  21,253      $    (403)     $   20,850
                                                                =========      =========      ==========
             Total Assets...............................        $ 672,980      $   1,261      $  674,241
                                                                =========      =========      ==========



The following is a reconciliation of segment information to the Company's Condensed Consolidated totals:





                                                            Period Ended March 31, 2000
                                                            ---------------------------
                                                          Three months         Six months
                                                          ============         ==========

          Total revenue:
               Total segments...........................  $    152,479         $   293,390
               Elimination of non-consolidated revenue..        (3,592)             (3,592)
                                                          ------------         -----------
               As reported..............................  $    148,887         $   289,798
                                                          ============         ===========

          Net income:
               Total segments...........................  $     10,720         $    20,850
               Equity in loss of subsidiary.............          (197)               (197)
               Elimination of non-consolidated loss.....           403                 403
                                                          ------------         -----------
               As reported..............................  $     10,926         $    21,056
                                                          ============         ===========

          Total assets at March 31, 2000:
               Total segments...........................                       $   674,241
               Equity in loss of subsidiary.............                              (197)
               Elimination of non-consolidated assets...                            (1,261)
                                                                               -----------
               As reported..............................                       $   672,783
                                                                               ===========


                                RENT-WAY, INC.

                (all dollars in thousands, except per share data)


6.  Debt:

     On March 29, 2000, the Company made the required $3,750 principal payment on its Term Notes A and the required $250 principal payment on its Term Notes B.

    As of March 31, 2000, the Company's debt under both the euro-rate option and base-rate option plans were as follows:







                         Borrowing option plan                            Amount                   Rate         Expiration Date
                         ---------------------                            ------                   ----         ---------------

             Euro-rate tranche..................................   $        117,500                8.78%           06/30/00
             Euro-rate tranche..................................             99,500                9.78%           06/30/00
             Euro-rate tranche..................................             60,000                8.78%           06/30/00
             Base-rate..........................................             35,000               10.00%           09/30/04
                                                                   ----------------
                                                                   $        312,000
                                                                   ================





    At March 31, 2000, the Company had $95,000 principal amount of the revolving credit facility outstanding under the Facility and $1,700 in letters of credit outstanding. At March 31, 2000 there was $3,300 of unused revolving notes and letters of credit available under the Facility.

    By notice to the holders thereof dated December 10, 1999, the Company called for a mandatory redemption of its $20 million 7% Convertible Subordinated Debentures due 2007. The Company had the right to redeem the debentures on February 5, 2000, at a price of 103%. On February 6, 2000, $20,000 of 7% Subordinated Convertible Debentures converted into 1,495 shares of the Company's common stock. The debentures were convertible into shares of common stock, without par value, at a conversion price of $13.37 per share at the option of the shareholders at any time on notice therefrom. Unamortized deferred financing costs in the amount of $715 were charged to equity in connection with the conversion.

7.  Derivative Financial Instruments:

    The fair value of the interest rate swap agreements based on settlement cost as estimated by independent dealers as of March 31, 2000 is as follows:




                                                                             Notional         Fair
                                                                              Amount          Value
                                                                            ----------       --------

        Interest rate swap, National City Bank........................       $  30,000        $    929
        Interest rate swap, Bank of America...........................       $  20,000        $    217
        Interest rate swap, Manufacturers' and Traders Trust Company..       $  10,000        $    302
        Interest rate swap, Harris Bank...............................       $  20,000        $  1,303
        Interest rate swap, SunTrust Bank.............................       $  10,000        $    646
        Interest rate swap, LaSalle Bank..............................       $  10,000        $    649
        Interest rate swap, Bank of America...........................       $  10,000        $    640
        Interest rate swap, Harris Bank...............................       $  10,000        $    641
        Interest rate swap, PNC Bank..................................       $   5,000        $     34



8.  Related Party Transactions:

    As of March 31, 2000, the Company had full recourse notes receivable (the "Notes") of $1,255 from various officers and directors of the Company. The Notes were approved by the Board of Directors for the purpose of certain option exercises. The Notes are reflected as a reduction to common stock in the Company's condensed consolidated balance sheets.

    The Company acts as an agent for DPI, in regard to revenue collection. The Company collects the revenue from the DPI customer, retains a commission and remits the balance to DPI. For the three- and six-month periods ending March 31, 2000, the Company's commission was $180 and $297 respectively.

                                RENT-WAY, INC.

                (all dollars in thousands, except per share data)

9.  Contingencies:

    The Company is subject to legal proceedings and claims in the ordinary course of its business that have not been finally adjudicated. Certain of these cases have resulted in contingent liabilities ranging from $1,800 to $4,600. The majority of such claims are, in the opinion of management, covered by insurance policies and therefore should not have a material effect on the financial position, results of operations or cash flows of the Company. The Company intends to vigorously defend itself against the claims. The Company believes that it has sufficient insurance coverage for any damages that might be awarded and that the final disposition of the action will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

    Additional claims exist in the range of $280 to $370 for which management believes it has meritorious defenses but for which the likelihood of an unfavorable outcome is currently not determinable. In management's opinion, each of these claims will either be indemnified by the previous shareholders of prior acquisitions or covered by insurance policies and therefore will not have a material effect on the financial position, results of operations or cash flows of the Company.

10.  Income Taxes:

     The fiscal 1999 effective tax rate has been adjusted for certain non-deductible business combination costs which have been expensed in the quarter ended December 31, 1998. As a result, the impact on the effective rate for the year has been entirely reflected in the quarter ended December 31, 1998 and without these charges would have been approximately 41.5%.

                                 RENT-WAY, INC.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (all dollars in thousands)

Overview

    Rent-Way is the second largest operator in the rental purchase industry with 1,093 stores located in 41 states. The Company offers quality brand name home entertainment equipment, furniture, appliances, and jewelry to customers under full-service rental-purchase agreements that generally allow the customer to obtain ownership of the merchandise at the conclusion of an agreed upon rental period.

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

    The Company completed the management information systems integration of all stores acquired in the America's Rent-To-Own acquisition by July 31, 1999, all stores acquired in the RentaVision acquisition by November 11, 1999, and all stores acquired in the Prime Time acquisition by April 12, 2000. In addition, the Company consolidated all back office functions such as accounting, payroll, and human resources. The Company closed and merged 47 stores located in overlapping markets. The Company also closed RentaVision's five warehouse locations. The Company uses a direct-ship policy from their vendors to the stores. This policy has minimized the amount of rental merchandise not on rent.

    On January 4, 2000, the Company acquired a 49% interest in dPi Teleconnect, L.L.C. ("DPI"), a privately-held provider of prepaid local phone service. The Company has the option to acquire an additional 21% interest upon receipt of regulatory approvals. In fiscal 1999, the Company began to act as an agent for DPI. The Company successfully tested this service in 70 of its stores. The Company received the benefit of additional traffic in these stores, as well as, a 10% commission from the sale of the service. DPI is currently licensed to offer prepaid local phone service in 21 states and is working to expand to over 40 states by the end of 2000.

    On February 6, 2000, $20,000 in subordinated convertible debentures were converted at a conversion price of $13.37 per share into 1,495,986 shares of common stock, with no par value. The Company had previously called the debentures for redemption on February 5, 2000, at a price of 103%.

    On March 22,  2000,  the  Company  acquired  a portion  of the assets of ABC television and Appliance Rental Inc. ("Prime Time"), a thirty-store rental-purchase chain. The Company purchased the assets of ten stores located in Alabama and Tennessee with estimated annual revenue of $3,800 in exchange for consideration of $3,000 in cash.

    Management continues to actively seek acquisition candidates with financial and geographic profiles consistent with the Company's growth objectives.

Results of Operations

    The following table sets forth, for the periods indicated, certain items from the Company's unaudited Condensed Consolidated Statements of Operations, expressed as a percentage of revenues.



                                                              Three Months                         Six Months
                                                             Ended March 31                      Ended March 31
                                                         ----------------------------------------------------------
                                                         2000             1999               2000              1999
                                                         ----------------------------------------------------------
       Revenues:

         Rental revenue..............................     85.3%          88.0%               85.2%            86.7%
         Other revenue...............................     14.7           12.0                14.8             13.3
                                                         -----          -----               -----            -----
             Total revenues..........................    100.0          100.0               100.0            100.0

       Costs and operating expenses:
         Depreciation and amortization:
         Rental merchandise..........................     24.4           25.6                23.3             25.4
         Property and equipment......................      2.6            1.8                 2.6              1.8
         Amortization of goodwill....................      2.2            2.0                 2.3              2.0
                                                         -----          -----               -----            -----
              Total depreciation and amortization....     29.2           29.4                28.2             29.2
       Salaries and wages............................     23.6           25.6                24.6             26.2
       Advertising...................................      4.0            4.9                 4.0              5.6
       Occupancy.....................................      7.4            6.5                 7.3              6.5
       Name change expense...........................       --             --                  --              0.1
       Business combination costs....................       --            0.2                  --              6.7
       Other operating expenses......................     18.9           20.4                19.4             22.0
                                                         -----          -----               -----            -----
         Total costs and operating expenses..........     83.1           87.0                83.5             96.3
                                                         -----          -----               -----            -----
         Operating income............................     16.9           13.0                16.5              3.7
       Interest expense..............................     (4.8)          (3.3)               (4.5)            (3.1)
       Equity in loss of subsidiary..................     (0.1)            --                (0.1)              --
       Interest income...............................      0.1             --                 0.1               --
       Other income..................................     (0.1)            --                (0.1)            (0.1)
                                                         -----          -----               -----            -----
        Income before income taxes and
        extraordinary item...........................     12.0            9.7                11.9              0.5
       Income tax expense (benefit)..................      4.7            4.0                 4.6             (1.5)
                                                         -----          -----               -----            -----
         Income (loss) before extraordinary item.....      7.3            5.7                 7.3             (1.0)
       Extraordinary item............................       --             --                  --             (0.2)%
                                                         -----          -----               -----            -----
       Net income (loss).............................      7.3%           5.7%                7.3%            (1.2)%
                                                         =====          =====               =====            =====



Comparison of Three Months Ended March 31, 2000 and 1999

         Total revenues. Total revenues increased $23.1 million, or 18.4% to $148.9 million from $125.8 million. The increase is attributable to the addition of the stores acquired and opened in fiscal 1999 and 2000 and increased same store revenues. The stores acquired in the RentaVision and America's Rent-To-Own acquisitions accounted for $21.4 million and $2.2 million of the increase, respectively. Stores opened in fiscal 1999 and 2000 accounted for $1.9 million of the increase. The Company experienced a 2.7% increase in same store revenues compared to the same period last year. Increase in same store revenues for the Rent-Way stores and Home Choice stores were 5.1% and 0.6%, respectively. The increase in same store revenues was primarily due to 0.9% increase as a percentage of total revenues in jewelry rentals, a 0.2% increase as a percentage of total revenues in prepaid dialtone service sales, and a 0.7% increase as a percentage of total revenues in merchandise sales offset by a 0.5% decrease as a percentage of total revenues in appliance rentals and a 0.2% decrease as a percentage of total revenues in pager rentals. The Company expects increased same store revenues for the rest of the fiscal 2000 due to, among many other factors, the addition of new products and services. During the last quarter of fiscal 1999, the Company added personal computers to its product line. The Company will also act as an agent to provide prepaid phone service through DPI. The DPI service is currently offered in over 200 stores. Management believes that opportunities exist to provide additional non-traditional merchandise to its customers.

         Depreciation and amortization. Depreciation expense related to rental merchandise decreased 1.2% as a percentage of total revenues to 24.4% from 25.6%. This decrease is primarily due to increases in weekly rental rates, lower purchase costs of rental merchandise due to increased volume, and improved realization of potential collectible rent. In addition, depreciation expense as a percentage of total revenues has shown solid improvement in the stores acquired in the Home Choice merger. Acquired merchandise with high remaining values has worked its way out of the Company's system and the stores are replacing poorly priced and termed agreements with new agreements priced and termed in accordance with Rent-Way operating procedures.

         Depreciation expense related to property and equipment increased to 2.6% as a percentage of total revenues from 1.8%. This increase is principally due to the depreciation expense related to new store signage and remodels associated with the Home Choice stores, new computers and equipment installed in the RentaVision stores, and the computer and software costs associated with the Company's implementation of the PeopleSoft software package in January 1999.

         Amortization of goodwill increased to 2.2% as a percentage of total revenues from 2.0%. This increase is due to the addition of the goodwill associated with the RentaVision and America's Rent-To-Own acquisitions.

         Salaries and wages. Salaries and wages increased by $3.0 million to $35.1 million from $32.1 million, but decreased 2.0% as a percentage of total revenues to 23.6% from 25.6%. This 2.0% decrease as a percentage of total revenues is due to the Company's ability to spread corporate and regional managers' payroll over an increased store revenue base. The decrease is also attributable to the Company bringing Home Choice payroll and store personnel levels within the Company's standards. As a result of these factors, the Company expects a further decline in salaries and wages as a percentage of total revenues during the remainder of fiscal 2000.

         Advertising. Advertising expense decreased to $5.9 million from $6.2 million and decreased to 4.0% as a percentage of total revenues from 4.9%. This decrease is due to the Company's ability to focus advertising efforts in cluster markets. It is also due to the Company's participation in co-operative advertising programs with its vendors. As part of these co-operative programs, the Company is able to recoup a portion of its advertising costs from its vendors in the form of rebates for advertising their products in Rent-Way ads.

         Occupancy. Occupancy expense increased to $11.0 million from $8.1 million, or 0.9% as a percentage of total revenues to 7.4% from 6.5%. This increase is primarily due to the addition of the RentaVision stores. The RentaVision stores have lower revenue averages to charge fixed rental costs against. The Company expects occupancy expense as a percentage of total revenues to decrease as the RentaVision per store revenue averages increase. Fifty of the 250 stores acquired were opened in the past twelve months.

         Business combination costs. In conjunction with the Company's merger with Home Choice Holdings, Inc. (the "Merger") on December 10, 1998, the Company incurred $0.4 million in costs in the quarter ended March 31, 1999.

         Other operating expenses. Other operating expenses increased to $28.2 million from $25.7 million but decreased to 18.9% as a percentage of total revenues from 20.4%. This decrease is the result of the efficiencies gained by the Company from its ability to spread certain fixed costs over an increased store revenue base. These decreased fixed costs include liability insurance, legal and professional fees, state and local taxes, and office supplies.

         Operating income. Operating income increased to 16.9% of total revenues from 13.0% of total revenues due to the factors discussed above. The Company anticipates its operating income to remain at or increase above 16.9% in fiscal 2000 as a result of its continued ability to leverage costs over an increased store revenue base.

         Interest expense. Interest expense increased to 4.8% from 3.3% as a percentage of total revenues. This increase is mainly due to the $68.8 million in funds drawn on the Company's senior credit facility to consummate the RentaVision acquisition. In addition, the Company has purchased rental merchandise at a higher rate in an effort to supplement the merchandise in the RentaVision stores with newer merchandise and a broader product selection.

         Equity in earnings of subsidiary. In conjunction with the Company's purchase of a 49% ownership interest in dPi, a charge of $197 reflects the unconsolidated loss for the period. The Company currently uses the equity method to account for this acquisition. Once the Company exercises the option to acquire the additional 21%, the consolidation method of accounting will be used.

         Income tax expense. Income tax expense increased to 4.7% as a percentage of total revenues from 4.0% of total revenues. The increase was due to an increase in pretax book income and operating income. The Company's effective tax rate is 39.0%

     Net income. Net income increased to 7.3% of total revenues from 5.7% of total revenues due to the factors discussed above.

Comparison of Six Months Ended March 31, 2000 and 1999

         Total revenues. Total revenues increased $40.1 million, or 16.1% to $289.8 million from $249.7 million. The increase is attributable to the addition of the stores acquired and opened in fiscal 1999 and 2000 and increased same store revenues. The stores acquired in the RentaVision and America's Rent-To-Own acquisitions accounted for $41.4 million and $4.1 million of the increase, respectively. Stores opened in fiscal 1999 and 2000 accounted for $3.2 million of the increase. The Company experienced a 2.2% increase in same store revenues compared to the same period last year. Increase (decrease) in same store revenues for the Rent-Way stores and Home Choice stores were 4.8% and (0.4)% respectively. The increase in same store revenues was primarily due to a 1.1%increase as a percentage of total revenues in electronics revenues, a 0.9% increase as a percentage of total revenues in merchandise sales offset by a 0.6% decrease as a percentage of total revenues in furniture rentals and a 0.2% decrease as a percentage of total revenues in pager rentals. The Company expects increased same store revenues for the rest of the fiscal 2000 due to, among many other factors, the addition of new products and services. During the last quarter of fiscal 1999, the Company added personal computers to its product line. The dPi service is currently offered in over 200 stores. Management believes that opportunities exist to provide additional non-traditional merchandise to its customers.

         Depreciation and amortization. Depreciation expense related to rental merchandise decreased 2.1% as a percentage of total revenues to 23.3% from 25.4%. This decrease is primarily due to increases in weekly rental rates, lower purchase costs of rental merchandise due to increased volume, and improved realization of potential collectible rent. In addition, depreciation expense as a percentage of total revenues has shown solid improvement in the stores acquired in the Home Choice merger. Acquired merchandise with high remaining values has worked its way out of the Company's system and the stores are replacing poorly priced and termed agreements with new agreements priced and termed in accordance with Rent-Way operating procedures.

         Depreciation expense related to property and equipment increased to 2.6% as a percentage of total revenues from 1.8%. This increase is principally due to the depreciation expense related to new store signage and remodels associated with the Home Choice stores, new computers and equipment installed in the RentaVision stores, and the computer and software costs associated with the Company's implementation of the PeopleSoft software package in January 1999.

         Amortization of goodwill increased to 2.3% as a percentage of total revenues from 2.0%. This increase is due to the addition of the goodwill associated with the RentaVision and America's Rent-To-Own acquisitions.

         Salaries and wages. Salaries and wages increased by $5.8 million to $71.3 million from $65.5 million, but decreased 1.6% as a percentage of total revenues to 24.6% from 26.2%. This 1.6% decrease as a percentage of total revenues is due to the Company's ability to spread corporate and regional managers' payroll over an increased store revenue base. The decrease is also attributable to the Company bringing Home Choice payroll and store personnel levels within the Company's standards. As a result of these factors, the Company expects a further decline in salaries and wages as a percentage of total revenues during the remainder of fiscal 2000.

         Advertising. Advertising expense decreased to $11.5 million from $14.0 million and decreased to 4.0% as a percentage of total revenues from 5.6%. This decrease is due to the Company's ability to focus advertising efforts in cluster markets. It is also due to the Company's participation in co-operative advertising programs with its vendors. As part of these co-operative programs, the Company is able to recoup a portion of its advertising costs from its vendors in the form of rebates for advertising their products in Rent-Way ads.

         Occupancy. Occupancy expense increased to $21.3 million from $16.3 million, or 0.8% as a percentage of total revenues to 7.3% from 6.5%. This increase is primarily due to the addition of the RentaVision stores. The RentaVision stores have lower revenue averages to charge fixed rental costs against. The Company expects occupancy expense as a percentage of total revenues to decrease as the RentaVision per store revenue averages increase. Fifty of the 250 stores acquired were opened in the past twelve months.

           Name change expense. Name change expense decreased to zero from $0.1 million. In 1997, HomeChoice launched a program to change the name of all of its stores from the various trade names acquired to "HomeChoice Lease or Own." In connection with this program, Home Choice incurred nonrecurring costs which included the write-off of the net carrying values of old signs and branded supplies and the expensing of new vehicle decals. The Company currently operates under both the RentWay and HomeChoice trade names.

         Business combination costs. In conjunction with the Company's merger with Home Choice Holdings, Inc. on December 10, 1998, the Company incurred $16.8 million in costs in the six months ended March 31, 1999. These costs included investment banker fees of $6.5 million, proxy preparation, printing, and other professional fees of $1.3 million, employee severance and stay-put arrangements of $4.5 million, due diligence and other costs of $0.9 million, costs related to closing or disposing of duplicate corporate headquarters, equipment and stores in overlapping markets of $2.1 million, and the write-off of prepaid assets which could not be used of $1.5 million.

         Other operating expenses. Other operating expenses increased to $56.3 million from $55.0 million but decreased to 19.4% as a percentage of total revenues from 22.1%. This decrease is due in part to a decrease in inventory write-offs. In connection with the Merger, the Company identified a large number of rental merchandise items, which failed to meet the accepted quality standards of the company's operating procedures. Accordingly, the Company experienced an excessive amount of inventory deletions during the three month period ended December 31, 1998. The amount of these excessive inventory write-offs was approximately $1.1 million. This decrease is also the result of the efficiencies gained by the Company from its ability to spread certain fixed costs over an increased store revenue base. These decreased fixed costs include liability insurance, legal and professional fees, state and local taxes, and office supplies.

         Operating income. Operating income increased to 16.5% of total revenues from 3.7% of total revenues due to the factors discussed above. The Company anticipates its operating income to remain at or increase above 16.9% in fiscal 2000 as a result of its continued ability to leverage costs over an increased store revenue base.

         Interest expense. Interest expense increased to 4.5% from 3.1% as a percentage of total revenues. This increase is mainly due to the $68.8 million in funds drawn on the Company's senior credit facility to consummate the RentaVision acquisition. In addition, the Company has purchased rental merchandise at a higher rate in an effort to supplement the merchandise in the RentaVision stores with newer merchandise and a broader product selection.

         Equity in earnings of subsidiary. In conjunction with the Company's purchase of a 49% ownership interest in dPi, a charge of $197 reflects the unconsolidated loss for the period. The Company currently uses the equity method to account for this acquisition. Once the Company exercises the option to acquire the additional 21%, the consolidation method of accounting will be used.

         Income tax expense. Income tax expense increased to 4.6% as a percentage of total revenues from 1.5% of total revenues. The increase was due to an increase in pretax income and operating income. The Company's effective tax rate is 39.0%

     Net income. Net income increased to 7.3% of total revenues from a net loss of 1.2% of total revenues due to the factors discussed above.

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

    Net cash used in operating activities increased to $22.7 million for the six month period ended March 31, 2000, from $10.2 million for the six month period ended March 31, 1999. This increase is principally due to a $24.0 million increase in net income and a $6.1 million increase in income taxes payable offset by a $35.1 million increase in rental merchandise purchases and a $3.6 million increase in prepaid expenses.

    Net cash used in investing activities increased $19.8 million to $30.7 million in the six month period ended March 31, 2000, compared to $11.0 million in the six month period ended March 31, 1999. The increase in cash used for the purchase of business was primarily due to the Prime Time acquisition for $3.1 and the purchase of DPI for $6.6. Capital expenditures in the six month period ended March 31, 2000, included the purchase of new store signage and store remodeling costs and the purchase of computers and equipment for the stores acquired from RentaVision.

    The Company has begun to construct a 30,000 square foot addition to its current corporate headquarters facility. The Company estimates the cost at approximately $3.5 million. The Company plans to fund this project with borrowings on its senior credit facility. As of March 31, 2000, the Company incurred $0.7 million in costs related to this project.


    Net cash provided by financing activities increased to $51.3 million in the six month period ended March 31, 2000, from $18.6 million in the six month period ended March 31, 1999. Cash flows from financing activities have historically represented the Company's financing of its long term growth.

    On September 23, 1999, the Company amended its existing collaterized term loan and revolving credit facility with a syndicate of banks led by Bank of Montreal and National City Bank (the "Amended Facility"). The Amended Facility provides for loans and letters of credit up to $325.0 million. Borrowings under the Amended Facility bear interest at the Company's option either at a base rate or a LIBOR based rate. The Amended Facility requires the Company to meet certain financial covenants and ratios including maximum leverage, minimum interest coverage, minimum tangible net worth, fixed charge coverage, and rental merchandise usage ratios. As of March 31, 2000, the Company was in compliance with all covenants contained in the Amended Facility. As of April 17, 2000, $312.0 million in borrowings is outstanding under the Amended Facility.

    On January 10, 2000, the Company acquired a 49% interest in DPI for $6.4 million in cash. The Company has agreed to acquire an additional 21% interest upon receipt of regulatory approvals. The Company has also committed to provide DPI $3.0 million in funds to meet working capital requirements as needed.

    Management believes that sufficient resources will be available to meet the Company's short-term cash requirements. The Company believes that it can adequately fund its short-term cash needs through borrowings under the Amended Facility and cash generated from operations. Cash requirements for periods beyond the next twelve months depend on the Company's profitability, its ability to manage working capital requirements, and its rate of growth.

    The Company recognizes that its plans to continue to grow through acquisitions, new store openings and new product development will require more cash than is currently available under its existing senior credit facility. As a result, the Company has begun to take steps to secure an increase to its existing facility. The Company expects to have additional financing available to support its plans for continued growth.

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

    During the six months ended March 31, 2000, the cost of rental merchandise, store lease rental expense and salaries and wages have increased modestly. These increases have not had a significant effect on the Company's results of operations because the Company has been able to charge commensurately higher rental for its merchandise. This trend is expected to continue in the foreseeable future.

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

    The Accounting Standards Executive Committee Statement of Position 98-5, "Accounting for the Costs of Start-up Activities" ("SOP 98-5"), issued in April 1998 and effective for fiscal years beginning after December 15, 1998 with earlier application permitted, provides guidance on financial reporting of start up costs and organization costs. The Company adopted this statement effective October 1, 1999, resulting in no significant effect on the Company's financial statements.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The Company is in the process of determining the impact this adoption will have on its consolidated financial statements.


Year 2000 Issues

    As of the date hereof, the Company has not experienced any significant business disruptions as a result of Year 2000 issues. However, Year 2000 issues may arise that are not apparent currently. The Company utilizes management information systems and software technology that may be affected by Year 2000 issues throughout its operations. During fiscal 1998, the Company began to implement plans to ensure those systems continue to meet its internal and external requirements. All the Company's remote locations operate on an internally developed point of sale system. This system utilizes a peer to peer, Windows 95 local area network. Communications between remote locations and the corporate office are handled via e-mail through the internet. After completion of testing, the Company has determined that its point of sale system is Year 2000 compliant. As a result of the Company's growth, a decision was made to upgrade information systems at the corporate office. The installation and implementation of a Year 2000 compliant PeopleSoft software package was completed in January 1999. This package encompasses all accounting functions, payroll, human resources and benefit administration requirements. The system operates in an n-tier environment on a Windows NT platform. The cost of all hardware, software, training and implementation costs were approximately $1.5 million, the majority of which was incurred in fiscal 1998. In addition to the PeopleSoft package, the Company has implemented a Year 2000 compliant J. Driscoll Package for cash management. This package operates on the same platform as the PeopleSoft package.

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

Cautionary Statement

    This Report on Form 10-Q and the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company's expectations or beliefs concerning future events. Any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, (i) the ability of the Company to acquire additional rental-purchase stores on favorable terms,
(ii) the ability of the Company to improve the performance of such acquired stores and to integrate such acquired stores into the Company's operations,
(iii) the ability of the Company to improve the performance of the Home Choice stores and other stores acquired in fiscal 1999 and fiscal 2000, (iv) the Company's ability to open new stores in favorable locations and on favorable terms and to cause such stores to become profitable in a timely manner or at all, and (v) the impact of state and federal laws regulating or otherwise affecting the rental-purchase transaction.

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

    The following table presents information about the Company's market sensitive financial instruments. The table illustrates the principle and notional amounts, as well as the date of maturity, actual and weighted average pay and receive rates for all significant financial and derivative financial instruments in effect as of March 31, 2000:




              Expected Maturity Dates
                (dollars in millions):                          1999     2000     2001      2002      2003      2004    Thereafter
              ------------------------                          ----     ----     ----      ----      ----      ----    ----------

              Debt:
                Revolving credit facility, Base rate option...                                                   $35.0
                --Actual floating rate........................                                                   10.00%
                Revolving credit facility, Euro-rate option...                                                   $60.0
                --Actual floating rate........................                                                   8.684%
                Term Loan A Euro-rate option..................            $7.5     $20.0     $25.0     $30.0     $35.0
                --Actual floating rate........................            8.684%   8.780%    8.780%    8.780%    8.780%
                Term Loan B Euro-rate option..................            $0.5     $1.0      $1.0      $1.0      $1.0       $95.0
                --Actual floating rate........................            9.780%   9.780%    9.780%    9.780%    9.780%     9.780%
                Convertible Subordinated Debentures...........
                --Actual fixed interest rate..................
              Interest rate swap agreements:
                National City Bank, notional amount...........                                         $30.0
                --Actual fixed interest rate pay rate.........                                         5.965%
                --Actual variable interest rate receive rate,
                  (based on 3 month LIBOR)....................                                         6.280%
                Bank of America, notional amount..............                                         $20.0
                --Actual fixed interest rate pay rate.........                                         5.760%
                --Actual variable interest rate receive rate,
                  (based on 3 month LIBOR)....................                                         6.280%
                Manufacturers and Traders Trust, notional
                amount........................................                                         $10.0
                --Actual fixed interest rate pay rate.........                                         5.925%
                --Actual variable interest rate receive rate,
                  (based on 3 month LIBOR)....................                                         6.280%
                Harris Bank, notional amount..................                                         $20.0
                --Actual fixed interest rate pay rate.........                                         5.090%
                --Actual variable interest rate receive rate,
                  (based on 3 month LIBOR)....................                                         6.280%
                SunTrust Bank, notional amount................                                         $10.0
                --Actual fixed interest rate pay rate.........                                         5.105%
                --Actual variable interest rate receive rate,
                  (based on 3 month LIBOR)....................                                         6.280%
                LaSalle Bank, notional amount.................                                         $10.0
                --Actual fixed interest rate pay rate.........                                         5.095%
                --Actual variable interest rate receive rate,
                  (based on 3 month LIBOR)....................                                         6.280%
                Bank of America, notional amount..............                                         $10.0
                --Actual fixed interest rate pay rate.........                                         5.120%
                --Actual variable interest rate receive rate,
                  (based on 3 month LIBOR)....................                                         6.280%
                Harris Bank, notional amount..................                                         $10.0
                --Actual fixed interest rate pay rate.........                                         5.120%
                --Actual variable interest rate receive rate,
                  (based on 3 month LIBOR)....................                                         6.280%
                PNC Bank, notional amount.....................                                                   $5.0
                --Actual fixed interest rate pay rate.........                                                   6.740%
                --Actual variable interest rate receive rate,
                  (based on 3 month LIBOR)....................                                                   6.280%
               Letters of credit:
                Letter of credit, Base rate option............  $650
                --Actual floating rate........................  N/A
                Letter of credit, Base rate option............  $300
                --Actual floating rate........................  N/A
                Letter of credit, Base rate option............            $450
                --Actual floating rate........................            N/A
                Letter of credit, Base rate option............            $300
                --Actual floating rate........................            N/A






                                 RENT-WAY, INC.

                            PART II OTHER INFORMATION

       ITEM 1.  Material Developments in Connection with Legal Proceedings

     On December 20,1999, an action seeking $100 million in wrongful death and punitive damages was brought against the Company. The action arose out of a collision on November 20,1999, between a Company delivery truck and a passenger vehicle. The parties have reached a settlement in the amount of $4.0 million, which has been confirmed by letter agreement. Final terms of a formal written settlement document are presently being negotiated. The Company has sufficient insurance coverage for the settlement of this claim, and the final settlement will not have a material adverse effect on the financial position, result of operations or cash flows of the Company.

       ITEM 2.    Changes in Securities and Use of Proceeds

     On February 6, 2000, the Company issued 1,495,000 shares of its common stock to the holders of the Company's 7% Subordinated Convertible Debentures due 2007 on voluntary conversion thereof in a transaction exempt from registration under section 4(2) of the Securities Act of 1933, as amended.

       ITEM 4.    Submission of Matters to Vote of Security Holders

     The Annual Meeting of Shareholders of the Company was held on March 8, 2000 at the Bel Aire Hotel, located at 2800 West Eighth Street, Erie, Pennsylvania at 10:00 a.m. All proposals as described in the Company's Proxy Statement dated January 31, 2000 were approved. Below are details of the matters voted on at the meeting:

       Election of Directors

     Elections were held for three (3) Class II directors to serve until the 2003 Annual Meeting of Shareholders. The results of the votes are as follows:




                                                                 Votes                        Broker
                                                                 -----                        ------
       Name                            Class      Votes For      Against      Abstentions     Non-Votes
       ----                            -----      ---------      -------      -----------     ---------



       William Lerner                   II        17,039,576     573,214           0          4,395,401
       Marc Joseffer                    II        17,039,586     573,204           0          4,395,401
       Jacqueline Woods                 II        17,202,652     410,138           0          4,395,401



     The  following  directors'  terms of office  continued  after the  meeting:
William E Morgenstern, Gerald A. Ryan, Robert Fagenson, and Vincent Carrino.

                                 RENT-WAY, INC.


ITEM 6.  Exhibits and Reports on Form 8-K


a.  Exhibits

    The Exhibits filed as part of this report are listed below.

         Exhibit No.                    Description
         -----------                    -----------
             27                         Financial data schedule

b.  Reports on Form 8-K

     (1) On January 19, 2000, the Company filed a Current Report on Form 8-K announcing the promotion of Jeffrey A. Conway to the office of President and Chief Operating Officer and announcing the appointment of William A. McDonnell as Chief Financial Officer.

     (2) On January 19, 2000, the Company filed a Current Report on Form 8-K announcing its investment in DPI Teleconnect, LLC, a privately-held provider of prepaid local phone service.

     (3) On February 15, 2000, the Company filed a Current Report on Form 8-K announcing its goal to open 400 new stores over the next three to four years.

     (4) On February 29, 2000, the Company filed a Current Report on Form 8-K announcing its goal to strengthen and augment its computer sales training by providing all store and regional managers with a state-of-the-art personal computer for home use at the nominal cost of $3.00 per pay check.

     (5) On April 11, 2000, the Company filed a Current Report on Form 8-K announcing that dPi Teleconnect has agreed in principal to terms with Western Union which will provide access to all 30,000 Western Union locations for payments from dPi Teleconnect customers for pre-paid local phone service.

     (6) On April 25, 2000, the Company filed a Current Report on Form 8-K announcing that an agreement in principal has been reached with Gateway, Inc. The agreement allows the Company to be the exclusive rental-purchase supplier of Gateway computers and technologies. Also as part of the agreement, Gateway will invest $7.0 million in the Company.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             RENT-WAY, INC.
                                             By



           April 27, 2000                   /s/ William A. McDonnell
       ----------------------        ---------------------------------------
               Date                             William A. McDonnell
                                    Vice President and Chief Financial Officer




           April 27, 2000                  /s/ Matthew J. Marini
       ----------------------       ---------------------------------------
               Date                            Matthew J. Marini
                              Corporate Controller and Chief Accounting Officer