Form 10-Q
period 2000-06-30
RENT WAY INC
filed 2000-07-31
CIK 893046

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                            ------------------------

                                    FORM 10-Q

                            ------------------------

           (Mark One)

          [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

Yes        X         No
     ------------        -------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                    Outstanding as of July 26, 2000
        -----                                    -------------------------------
     Common Stock                                             24,366,242


================================================================================

                                 RENT-WAY, INC.



                                                                                                         Page
Part I           Financial Information

        Item 1.  Condensed Consolidated Financial Statements

                 Condensed Consolidated Balance Sheets as of June 30, 2000 (unaudited)
                 and September 30, 1999                                                                   3

                 Condensed Consolidated Statements of Operations, three and nine months
                 ended June 30, 2000 and 1999 (unaudited)                                                 4

                 Condensed Consolidated Statements of Cash Flows, nine months ended
                 June 30, 2000 and 1999 (unaudited)                                                       5

                 Notes to Condensed Consolidated Financial Statements (unaudited)                         6

        Item 2.  Management's Discussion and Analysis
                 of Financial Condition and Results of Operations                                        13

        Item 3.  Quantitative and Qualitative Disclosures About Market Risk                              20

Part II          Other Information

        Item 2.  Changes in Securities and Use of Proceeds                                               21

        Item 6.  Exhibits and Reports on Form 8-K                                                        22

        Signatures                                                                                       23



                                 RENT-WAY, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                           (all dollars in thousands)



                                                                                        June 30,               September 30,
                                                                                          2000                     1999
                                                                                    ---------------         ---------------
                                                                                       (unaudited)

ASSETS

Cash                                                                               $         11,087         $         8,646
Prepaid expenses                                                                             15,673                   9,610
Rental merchandise, net                                                                     287,103                 202,145
Property and equipment, net                                                                  65,327                  50,578
Goodwill, net                                                                               313,807                 305,900
Deferred financing costs, net                                                                 5,261                   3,688
Non-compete and prepaid consulting fees, net                                                  3,797                   5,494
Other assets                                                                                 15,725                  11,333
                                                                                   ----------------         ---------------
        Total assets                                                               $        717,780         $       597,394
                                                                                   ================         ===============


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable                                                                   $         17,029         $         8,417
Other liabilities                                                                            16,026                  15,861
Income tax payable                                                                           18,237                   2,316
Deferred income taxes                                                                         4,397                   5,218
Debt                                                                                        319,952                 288,130
                                                                                   ----------------         ---------------
        Total liabilities                                                                   375,641                 319,942

Contingencies (see note 9)                                                                        -                       -

Shareholders' equity:
Preferred stock, without par value; 1,000,000 shares authorized;
     no shares issued and outstanding                                                             -                       -
Common stock, without par value; 50,000,000 shares
     authorized; 24,331,000 and 21,976,401 shares issued and
     outstanding for 2000 and 1999, respectively                                            288,805                 256,755
Retained earnings                                                                            53,334                  20,697
                                                                                   ----------------         ---------------
        Total shareholders' equity                                                          342,139                 277,452
                                                                                   ----------------         ---------------
        Total liabilities and shareholders' equity                                 $        717,780         $       597,394
                                                                                   ================         ===============



   The accompanying notes are an integral part of these financial statements.





                                 RENT-WAY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (all dollars in thousands, except per share data)


                                                             For the three months ended                For the nine months ended
                                                                      June 30,                                 June 30,
                                                               2000                 1999                  2000                1999
                                                               ----                 ----                  ----                ----
                                                                     (unaudited)                               (unaudited)
Revenues:
Rental revenue                                            $      126,671    $      105,357        $      373,676      $      321,824
Phone service revenue                                              4,256                 -                 4,256                   -
Other revenue                                                     21,159            16,594                63,955              49,837
                                                          --------------    --------------        --------------      --------------
       Total revenues                                            152,086           121,951               441,887             371,661
Costs and operating expenses:
Depreciation and amortization:
    Rental merchandise                                            35,704            29,905               103,180              93,369
    Property and equipment                                         4,214             2,487                11,797               6,912
    Amortization of goodwill and other intangibles                 3,291             2,300                 9,828               7,249
Cost of prepaid phone service                                      2,657                 -                 2,657                   -
Salaries and wages                                                37,624            31,956               108,918              97,440
Advertising                                                        4,426             5,346                15,896              19,323
Occupancy                                                          9,790             8,549                31,072              24,829
Name change expense                                                    -                 -                     -                  86
Business combination costs                                             -                 -                     -              16,800
Other operating expenses                                          29,157            23,742                85,521              78,721
                                                          --------------    --------------        --------------      --------------
        Total costs and operating expenses                       126,863           104,285               368,869             344,729
                                                          --------------    --------------        --------------      --------------
        Operating income                                          25,223            17,666                73,018              26,932
Other income (expense):
Interest expense                                                  (6,999)           (4,007)              (19,973)           (11,791)
Equity in loss of subsidiary                                           -                 -                  (197)                  -
Interest income                                                       36                 -                   120                  29
Other income (expense), net                                           23              (116)                 (175)              (337)
                                                          --------------    --------------        --------------      --------------
       Income before income taxes and
       extraordinary item                                         18,283            13,543                52,793              14,833
Income tax expense                                                 6,706             5,420                20,156               9,126
                                                          --------------    --------------        --------------      --------------
        Income before extraordinary item                          11,577             8,123                32,637               5,707
Extraordinary item, net of tax benefit                                 -                 -                     -               (519)
                                                          --------------    --------------        --------------      --------------


Net income                                                $       11,577    $        8,123        $       32,637      $        5,188
                                                          ==============    ==============       ===============      ==============

Earnings per common  share (Note 2):
Basic  earnings per commonshare:
     Income before extraordinary item                     $         0.48    $         0.38        $         1.42      $         0.27
                                                          ==============    ==============        ==============      ==============
     Net income                                           $         0.48    $         0.38        $         1.42      $         0.24
                                                          ==============    ==============        ==============      ==============

Diluted earnings per common share:
     Income before extraordinary item                     $         0.47    $         0.36        $         1.37      $         0.27
                                                          ==============    ==============        ==============      ==============

     Net income                                           $         0.47    $         0.36        $         1.37      $         0.24
                                                          ==============    ==============        ==============      ==============

Weighted average common shares outstanding:
     Basic                                                        23,984            21,335                22,932              21,222
                                                          ==============    ==============        ==============      ==============
     Diluted                                                      24,860            23,378                24,147              21,222
                                                          ==============    ==============        ==============      ==============

   The accompanying notes are an integral part of these financial statements.




                                 RENT-WAY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (all dollars in thousands)

                                                                                            For the nine months ended
                                                                                                    June 30,
                                                                                          2000                    1999
                                                                                       (unaudited)             (unaudited)

Operating activities:
Net income                                                                          $        32,637         $         5,188
Adjustments to reconcile net income
 to net cash used in operating activities:
    Depreciation and amortization                                                           125,202                 109,832
    Equity in loss of subsidiary                                                                197                       -
    Deferred income taxes                                                                      (821)                    587
    Extraordinary item                                                                            -                     519
    Changes in assets and liabilities:
    Prepaid expenses                                                                         (6,063)                 (4,272)
    Rental merchandise                                                                     (187,438)               (105,664)
Income tax receivable                                                                             -                   1,529
Other assets                                                                                 (2,390)                  1,871
Accounts payable                                                                             (4,644)                (16,772)
Income taxes payable                                                                         15,921                   6,971
Other liabilities                                                                              (277)                 (1,825)
                                                                                    ---------------         ---------------
                     Net cash used in operating activities                                  (27,676)                 (2,036)


Investing activities:
    Purchase of businesses, net of cash acquired                                            (18,530)                 (1,054)
    Purchases of property and equipment                                                     (26,546)                (15,503)
                                                                                    ---------------         ---------------
                  Net cash used in investing activities                                     (45,076)                (16,557)

Financing activities:
    Proceeds from borrowings                                                                313,172                 273,556
    Payments on borrowings including early extinguishment                                  (261,350)               (256,322)
    Book overdraft                                                                           13,256                       -
    Deferred finance costs                                                                   (2,650)                 (1,366)
Proceeds from common stock issuance                                                          12,765                   4,313
                                                                                    ---------------         ---------------
    Net cash provided by financing activities                                                75,193                  20,181
                                                                                    ---------------         ---------------
    Increase in cash                                                                          2,441                   1,588

Cash at beginning of period                                                                   8,646                   5,326
                                                                                    ---------------         ---------------

Cash at end of period                                                               $        11,087         $         6,914
                                                                                    ===============         ===============

Supplemental disclosure of noncash financing activity:
    Common stock issued to extinguish debt                                          $        20,000         $             -
                                                                                    ===============         ===============





   The accompanying notes are an integral part of these financial statements.


                                 RENT-WAY, INC.

         Notes to Unaudited Condensed Consolidated Financial Statements
                (all dollars in thousands, except per share data)

1.    Basis of Presentation:

    Rent-Way, Inc. (the "Company" or "Rent-Way") is a corporation organized under the laws of the Commonwealth of Pennsylvania. The Company operates a chain of rental-purchase stores that rent durable household products such as home entertainment equipment, furniture, major appliances and jewelry to consumers on a weekly or monthly basis. The Company also provides prepaid local phone service to consumers on a monthly basis through its majority-owned subsidiary, dPi Teleconnect, L.L.C. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (which, except as discussed herein, consist of normal recurring adjustments), which are necessary for a fair statement of the financial position, results of operations and cash flows of the Company have been made. The results of operations for the interim periods are not necessarily indicative of the results for the full year. Certain amounts in the June 30, 1999 financial statements have been reclassified to conform to the June 30, 2000 presentation.

    The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

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

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133-an Amendment of FASB Statement 133." This Statement delays the effective date for this standard until fiscal years beginning after June 15, 2000. The Company is currently evaluating the provisions of this Statement.

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

                                 RENT-WAY, INC.

                (all dollars in thousands, except per share data)



2.   Earnings per Common Share:

    Basic earnings per common share is computed using income available to common shareholders divided by the weighted average number of common shares outstanding. Diluted earnings per common share is computed using income available to common shareholders adjusted for anticipated interest savings, net of related taxes, on conversion of the Company's convertible subordinated debentures and the weighted average number of shares outstanding is adjusted for the potential impact of options, warrants and the convertible subordinated debentures where the effects are dilutive. Since the effect of shares issuable upon exercise of stock options and upon conversion of 7% convertible debentures was anti-dilutive for the nine months ended June 30, 1999, basic and diluted earnings per common share were the same.

    The  following  table  discloses  the   reconciliation   of  numerators  and
  denominators of the basic and diluted earnings per common share computation:



                                                                       For the three months          For the nine months
                                                                               ended                        ended
                                                                             June 30,                     June 30,
                                                                            (unaudited)                  (unaudited)
             Computation of EARNINGS per share:                        2000           1999          2000          1999
             ----------------------------------                    ------------   ------------  ------------  -----------

             BASIC
             Earnings applicable to common shares...............   $     11,577   $      8,123  $     32,637  $      5,188
                                                                   ============   ============  ============  ============

             Weighted average number of common shares
               outstanding during the period....................         23,984         21,335        22,932        21,222
                                                                   ============   ============  ============  ============

             Basic earnings per common share:
               Earnings before extraordinary item...............   $       0.48   $       0.38  $       1.42  $       0.27
                                                                   ============   ============  ============  ============
               Net income.......................................   $       0.48   $       0.38  $       1.42  $       0.24
                                                                   ============   ============  ============  ============


             Diluted
             Earnings applicable to common shares...............   $     11,577   $      8,123  $     32,637  $      5,188
             Interest on 7% convertible debentures (net of tax).             --            210           350            --
                                                                   ------------   ------------   -----------  ------------

             Earnings applicable for diluted earnings per share    $     11,577   $      8,333  $     32,987  $      5,188
                                                                   ============   ============  ============  ============
             Weighted average number of common shares
               outstanding during the period used in basic
               calculation......................................         23,984         21,335        22,932        21,222
             Shares issuable upon exercise of stock options,
               warrants and escrowed shares.....................            876            547           472            --
             Shares issued on conversion of 7% convertible
               debentures.......................................             --          1,496           743            --
                                                                   ------------   ------------  ------------  ------------
             Weighted average number of shares used in
             calculation of diluted earnings per share .........         24,860         23,378        24,147        21,222
                                                                   ============   ============  ============  ============
               .......

             Earnings per common share:
               Earnings before extraordinary item...............   $       0.47   $       0.36  $       1.37  $       0.27
                                                                   ============   ============  ============  ============
               Net income.......................................   $       0.47   $       0.36  $       1.37  $       0.24
                                                                   ============   ============  ============  ============


3.  Mergers and Acquisitions:

     On March 22, 2000, the Company purchased a portion of the rental merchandise and rental contracts of ABC Television and Appliance Rental, Inc., doing business as Prime Time Rentals ("Prime Time"), a thirty-store rental-purchase chain. The Company purchased the assets of ten stores located in Alabama and Tennessee with annual revenues of approximately $3,800 in exchange for consideration of $3,000 in cash. Pursuant to the terms of the acquisition, $400 of the purchase price was placed in escrow, subject to the terms of the escrow agreement to satisfy sellers' representations and warranties and any purchase price adjustments. The acquisition was accounted for using the purchase method of accounting. Prime Time's assets were recorded at their estimated fair values at the date of the acquisition. The excess of the acquisition cost over the estimated fair value of net assets acquired, ("goodwill") of $2,876 is being amortized over 20 years on a straight-line basis. The total cost of net assets acquired was $3,000 and consisted of assets of $3,636 less acquisition costs of $636. Assets acquired at estimated fair value, other than goodwill, include rental merchandise of $700 and a non-compete agreement of $60. The Company is in the process of finalizing the purchase price allocation. The Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2000, include the results of operations of Prime Time since the date of acquisition.


                                 RENT-WAY, INC.

         Notes to Unaudited Condensed Consolidated Financial Statements
                (all dollars in thousands, except per share data)



3.  Mergers and Acquisitions (continued):

    On September 23, 1999, the Company acquired all of the outstanding shares of RentaVision, Inc. ("RentaVision"), a rental-purchase chain located in 16 states with annual revenues of approximately $75,000. The consideration paid in exchange for all the outstanding shares of RentaVision was $73,874 consisting of $68,774 in cash and 278,801 shares of the Company's common stock (restricted shares). Pursuant to the terms of the purchase agreement, 181,201 shares of common stock equivalent to $4,000 of the purchase price was placed in escrow subject to the terms and conditions of the escrow agreement to secure seller's representations and warranties and any purchase price adjustments. As of June 30, 2000, the Company had not released any funds from the escrow account due to final settlement of the purchase price. The acquisition was accounted for using the purchase method of accounting. RentaVision's assets and liabilities were recorded at their fair values as of the date of the acquisition. The excess of the acquisition cost over the estimated fair value of the net assets acquired ("goodwill") of $90,189 is being amortized on a straight-line basis over 30 years. The total cost of the net assets acquired was $73,874 and consisted of assets of $106,179 less liabilities assumed of $25,610 and acquisition costs of $6,695. Assets acquired (at fair value) other than goodwill consisted primarily of rental merchandise of $12,267, non-compete agreement of $1,000, customer contracts of $1,200, cash of $725, and other assets of $798. Liabilities assumed (at fair value) consisted primarily of debt of $21,527, accrued liabilities of $3,125, and trade accounts payable of $958. The Condensed Consolidated Statement of Operations for the three and nine months ended June 30, 2000 includes the results of operations of RentaVision for the entire period.

    On June 30, 1999, the Company acquired all the outstanding shares of America's Rent-To-Own Center, Inc., ("America's Rent-To-Own"). At the time of the acquisition, America's Rent-To-Own operated a chain of 21 rental-purchase stores located in Arkansas, Kansas, Missouri, and Oklahoma, with annual revenues of approximately $8,000. The consideration paid in exchange for all the outstanding shares of America's Rent-To-Own consisted of 231,140 shares of the Company's common stock (restricted shares). Pursuant to the terms of the purchase agreement approximately $800 or 32,454 shares of the Company's common stock were placed in escrow subject to the terms and conditions of the escrow agreement to secure seller's representations and warranties and any purchase price adjustments. As of June 30, 2000, the Company had not released any funds from the escrow account due to final settlement of the purchase price. The acquisition was accounted for using the purchase method of accounting. America's Rent-To-Own assets and liabilities were recorded at their fair value at the date of the acquisition. The excess of the acquisition cost over the fair value of net assets acquired, ("goodwill") of $4,858 is being amortized on a straight line basis over 30 years. The total cost of the net assets acquired was $4,838 and consisted of assets of $7,284 less liabilities assumed of $2,149 and acquisition costs of $297. Assets acquired, other than goodwill (at fair value) consisted of rental merchandise of $1,269, receivables of $632, prepaid and other assets of $65, a deferred tax asset of $400, and a non-compete agreement of $60. Liabilities assumed (at fair value) consisted of debt of $1,295, accrued liabilities of $474 and trade accounts payables of $380. The Company is in the process of finalizing the purchase price allocation. The Condensed Consolidated Statement of Operations for the three and nine months ended June 30, 2000, includes the results of operations of America's Rent-To-Own for the entire period.

4.  dPi Teleconnect L.L.C. Acquisition:

     On January 4, 2000, the Company acquired a 49% interest in dPi Teleconnect L.L.C. ("DPI"). DPI, a privately held Delaware limited liability company, provides prepaid local phone service on a month by month basis. In exchange for its 49% interest, the Company paid consideration of $6,400 in cash. As part of the purchase agreement with DPI, the Company retained an option to purchase an additional 21% interest, which was exercised during the third quarter. The consideration for the additional interest is $1,100 in cash. In addition to the option to increase its ownership interest, the Company has agreed to fund working capital requirements for DPI over the next three years, for a maximum amount of $3,000 at the higher of the prime rate plus 200 basis points or the rate at which the Company is able to borrow funds. As of June 30, 2000, the Company had advanced working capital to DPI in the amount of $1,780. As a result of the Company's purchase of an additional 21% interest in DPI, the acquisition has been reported on a consolidated basis beginning in the third quarter in accordance with FAS 94. The excess of the acquisition cost over the estimated fair value of net assets acquired ("goodwill") of $8,161 is being amortized on a straight-line basis over 15 years. The total cost of net liabilities acquired was $386 with acquisition costs of $276. The purchase price allocation is subject to refinement upon finalization of the review of fair value of assets acquired.


                               RENT-WAY, INC.

         Notes to Unaudited Condensed Consolidated Financial Statements
                (all dollars in thousands, except per share data)


5.  Segment Information:

    Rent-Way is a national rental-purchase chain, which provides a variety of services to its customers including rental of house-hold items and local telephone service on a week by week or month by month basis. The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by product category. The Company's reportable segments are: household rentals and prepaid telephone service. Its household rental segment rents name brand merchandise such as furniture, appliances, electronics and computers on a week by week or month by month basis. Its prepaid telephone service segment provides a local dial tone on a month by month basis.

    The financial results of the Company's segments follow the same accounting policies as described in "Summary of Significant Accounting Policies" (see Note
1). The information presented below does not include the results of the prepaid telephone service segment prior to January 4, 2000 (see Note 4).



                                                                   Rental          Phone           Total
                For the three months ended June 30, 2000           Segment        Segment         Segments
                ----------------------------------------           -------        -------         --------
                Total revenue..................................    $147,830       $  4,488      $    152,318
                                                                   ========       ========      ============
                Operating income (loss)........................      25,407           (184)           25,223
                                                                   ========       ========      ============
                Net income (loss)..............................    $ 11,705           (128)           11,577
                                                                   ========       ========      ============

                For the nine months ended June 30, 2000
                Total revenue..................................    $437,631       $  8,080           445,711
                                                                   ========       ========      ============
                Operating income (loss)........................    $ 73,202           (580)           72,622
                                                                   ========       ========      ============
                Net income (loss)..............................    $ 32,962           (368)           32,594
                                                                   ========       ========      ============

                Total Assets...................................    $716,757       $  2,312      $    719,069
                                                                   ========       ========      ============



The following is a reconciliation of segment information to the Company's Condensed Consolidated totals:




                                                                         Period Ended June 30, 2000
                                                                         --------------------------
                                                                        Three months    Nine months
                                                                        ============    ===========

                 Total revenue:
                    Total segments.................................       $  152,318    $   445,711
                        Elimination of non-consolidated revenue....             (232)        (3,824)
                                                                          ----------    -----------
                        As reported................................       $  152,086    $   441,887
                                                                          ==========    ===========

                    Net income:
                        Total segments.............................       $   11,577    $    32,594
                        Elimination of non-consolidated loss                       -             43
                                                                          ----------    -----------

                        As reported................................          $11,577    $    32,637
                                                                          ==========    ===========

                    Total assets at June 30, 2000:
                        Total segments.............................                     $   719,069
                        Elimination of non-consolidated assets.....                          (1,289)
                                                                                        -----------
                        As reported................................                     $   717,780
                                                                                        ===========


                           RENT-WAY, INC.

         Notes to Unaudited Condensed Consolidated Financial Statements
                (all dollars in thousands, except per share data)


6. Debt:

    On June 28, 2000, the Company amended its existing collateralized term loan and revolving credit facility ("Senior Credit Facility") with a syndicate of banks led by National City Bank of Pennsylvania (the "Amended Facility"). The Amended Facility, co-led by National City Bank, acting as administrative agent, Bank of America, N.A., acting as documentation agent, and Bank of Montreal and Harris Trust and Savings Bank, acting as syndication agents, provides for loans and letters of credit of up to $435,000 (revolving notes and letters of credit $114,444, Term Loans A $143,056 and Term Loans B $177,500). The syndicate members and their ratable share of the Amended Facility are:



                             Bank of America, N.A                                              8.04598%
                             Harris Trust and Savings Bank                                     8.04598%
                             National City Bank of Pennsylvania                                8.04598%
                             Bank of Montreal                                                  7.18391%
                             National City Bank of Cleveland                                   7.18391%
                             Manufacturers and Traders Trust Company                           6.89655%
                             Firstar Bank, National Association                                5.74713%
                             LaSalle Bank National Association                                 5.17241%
                             Fleet Bank, N.A                                                   4.59770%
                             PNC Bank, National Association                                    4.59770%
                             SunTrust Bank                                                     4.59770%
                             Bank One, N.A.                                                    3.44828%
                             Fifth Third Bank, Northeastern Ohio                               3.44828%
                             Merrill Lynch Senior Floating Rate Fund, Inc.                     2.75862%
                             Franklin Floating Rate Trust                                      2.29885%
                             Heller Financial                                                  2.29885%
                             PPM Spyglass Funding Trust                                        2.29885%
                             Simsbury CLO, Limited                                             2.29885%
                             Maplewood (Cayman) Limited                                        1.91571%
                             Archimedes Funding III, Ltd.                                      1.14943%
                             Avalon Capital Ltd.                                               1.14943%
                             First Dominion Funding II                                         1.14943%
                             Morgan Guaranty Trust Company of New York                         1.14943%
                             Olympic Funding Trust Series 1999-1                               0.91954%
                             Archimedes Funding II, Ltd.                                       0.68966%
                             Merrill Lynch Senior Floating Rate Fund II, Inc.                  0.68966%
                             Kemper Floating Rate Fund                                         0.45977%
                             KZH Riverside LLC                                                 0.45977%
                             Muirfield Trading LLC                                             0.45977%
                             Sequils-ING I (HBDGM), Ltd.                                       0.45977%
                             Massachusetts Mutual Life Insurance Company                       0.38314%



    Under the Amended Facility, the Company may borrow funds under a base rate option plan or euro-rate option plan. Under the base rate option plan, the Company may borrow funds based on a spread of prime rate plus 0.250% to 2.0% (prime rate at June 30, 2000 of 9.5%). The actual spread is determined based on the ratio of debt to cash flows from operations during the period. Under the euro-rate option, the Company may borrow funds based on a spread of the London Interbank Offer Rate, ("LIBOR") plus 175 to 350 basis points (LIBOR at June 30, 2000 of 6.6525%). The actual spread is determined based on the ratio of debt to cash flow generated from operations during the period. Borrowings under the euro-rate option require the Company to select a fixed interest period during which the euro-rate is applicable with the borrowed amount not to be repaid prior to the last day of the selected interest period. In addition, borrowing tranches under the euro-rate option must be in multiples of $1,000. Commitment fees associated with the Amended Facility are equal to 0.375% for each banks' commitment starting with this facility. These borrowings may be repaid at any time.

    As of June 30, 2000, the Company's debt under both the euro-rate option and base-rate option plans were as follows:



               Borrowing option plan                 Amount          Rate            Expiration Date
               ---------------------                 ------          ----            ---------------
               Base Rate...........................$143,055         10.75%               7/5/2000
               Base Rate...........................$176,775         11.50%               7/3/2000
                                                   --------
                                                   $319,830
                                                   ========


    The principal amount of the Term Notes A under the Amended Facility (with maximum borrowings of $143,056 outstanding at June 30, 2000) shall be payable in quarterly payments due on the last day of each December, March, June, and September, beginning with the quarter ending September 30, 2000, and as follows:



       Quarter(s)Ending on Following Date or                           Percentage of Principal of Term A
        Commitments In the Following Period                               Due on Each Payment Date
       -------------------------------------                           ---------------------------------
           9-30-00 through 6-30-01                                                          3.0%
           9-30-01 through 6-30-02                                                          4.0%
           9-30-02 through 6-30-03                                                          5.0%
           9-30-03 through 6-30-04                                                          6.0%
           9-30-04 through 6-30-05                                                          7.0%


    The principal amount of each of the Term Notes B under the Amended Facility (with maximum borrowings of $176,775 outstanding at June 30, 2000) shall be payable as follows: (i) one payment due on June 30, 2000, in the amount of $250,000 to be applied pro rata to the Term Loans B outstanding immediately prior to Amendment No. 4 Closing Date, (ii) seventeen quarterly payments due on the last day of each September, December, March, and June, beginning with the quarter ending September 30, 2000, and continuing through the quarter ending September 30, 2004, each such payment in an amount equal to one-fourth of one percent (1/4%) of the term Loan B Commitments, (iii) one payment on September 30, 2005, in an amount equal to forty-seven and one-half percent (47-1/2%) of the Term Loan B Commitments, and (iv) a final payment on September 30, 2006, of the remaining principal balance of the Term Loans B.

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

7.  Derivative Financial Instruments:

    The fair value of the interest rate swap agreements based on settlement cost as estimated by independent dealers as of June 30, 2000 is as follows:



                                                                             Notional         Fair
                                                                              Amount          Value
        Interest rate swap, National City Bank.......................      $30,000        $       878
        Interest rate swap, Bank of America..........................      $20,000        $       235
        Interest rate swap, Manufacturers' and Traders Trust Company.      $10,000        $       293
        Interest rate swap, Harris Bank..............................      $20,000        $     1,219
        Interest rate swap, SunTrust Bank............................      $10,000        $       607
        Interest rate swap, LaSalle Bank.............................      $10,000        $       608
        Interest rate swap, Bank of America..........................      $10,000        $       683
        Interest rate swap, Harris Bank..............................      $10,000        $       600
        Interest rate swap, PNC Bank.................................      $ 5,000        $        31



8.  Related Party Transactions:

    As of June 30, 2000, the Company had full recourse notes receivable (the "Notes") of $766 from various officers and directors of the Company. The Notes were approved by the Board of Directors for the purpose of certain option exercises. The Notes are reflected as a reduction to common stock in the Company's condensed consolidated balance sheets.

9.  Contingencies:

     The Company is subject to legal proceedings and claims in the ordinary course of its business that have not been finally adjudicated. Certain of these cases have resulted in contingent liabilities ranging in the aggregate from $2,300 to $4,300. The majority of such claims are, in the opinion of management, covered by insurance policies and therefore such claims should not have a material effect on the financial position, results of operations or cash flows of the Company.

     Additional claims exist in the aggregate range of $69 to $135 for which management believes it has meritorious defenses but for which the likelihood of an unfavorable outcome is currently not determinable. In management's opinion, each of these claims will either be indemnified by the previous shareholders of prior acquisitions or covered by insurance policies and therefore will not have a material effect on the financial position, results of operations, or cash flows of the Company.

10.  Income Taxes:

     The fiscal 1999 effective tax rate has been adjusted for certain non-deductible business combination costs which have been expensed in the quarter ended December 31, 1998. As a result, the impact on the effective rate for the year has been entirely reflected in the quarter ended December 31, 1998, and without these charges would have been approximately 41.5%.

11.  Changes in Shareholders' Equity

     Changes in shareholders' equity for the nine months ended June 30, 2000, are primarily due to the conversion of the Company's 7% Subordinated Convertible Debentures, the sale of shares to Gateway Companies, Inc., the exercise of stock options, and the issuance of shares to the Company's benefit plan.

                                 RENT-WAY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (all dollars in thousands)

Overview

     Rent-Way is the second largest operator in the rental purchase industry with 1,117 stores located in 41 states. The Company offers quality brand name home entertainment equipment, furniture, appliances, and jewelry to customers under full-service rental-purchase agreements that generally allow the customer to obtain ownership of the merchandise at the conclusion of an agreed upon rental period.The Company also provides prepaid local phone service to consumers on a monthly basis through its majority-owned subsidiary, dPi Teleconnect, L.L.C.

    On June 30, 1999, the Company acquired America's Rent-To-Own Center, Inc. ("America's Rent-To-Own"). The transaction value was approximately $7 million and was paid for with a combination of 231,140 shares of Rent-Way's common stock and the assumption of certain liabilities. America's Rent-To-Own operated 21 rental-purchase stores in Arkansas, Kansas, Missouri, and Oklahoma, and had annual revenues of approximately $8 million.

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

    The Company completed the management information systems integration of all stores acquired in the America's Rent-To-Own acquisition by July 31, 1999, all stores acquired in the RentaVision acquisition by November 11, 1999, and all stores acquired in the Prime Time acquisition by April 12, 2000. In addition, the Company consolidated all back office functions such as accounting, payroll, and human resources. The Company closed and merged 51 stores located in overlapping markets. The Company also closed RentaVision's five warehouse locations. The Company uses a direct-ship policy from their vendors to the stores. This policy has minimized the amount of rental merchandise not on rent.

     On January 4, 2000, the Company acquired a 49% interest in dPi Teleconnect, L.L.C. ("DPI"), a privately-held provider of prepaid local phone service. The Company had the option to acquire an additional 21% interest upon receipt of regulatory approvals. During the third quarter, the Company exercised this option. In fiscal 1999, the Company began to act as an agent for DPI. The Company successfully tested this service in 70 of its stores and currently offers this service in 392 stores. The Company received the benefit of additional traffic in these stores, as well as, a 10% commission from the sale of the service. DPI is currently licensed to offer prepaid local phone service in 21 states and is working to expand to over 40 states by the end of 2000.

    On February 6, 2000, $20,000 in subordinated convertible debentures were converted at a conversion price of $13.37 per share into 1,495,986 shares of common stock, with no par value. The Company had previously called the debentures for redemption on February 5, 2000, at a price of 103%.

    On April 21, 2000, the Company entered into an agreement with Gateway, Inc. ("Gateway") under which the Company will become the exclusive rental purchase supplier of Gateway computers and technologies. Under the agreement, which calls for an initial term of three years, Rent-Way will offer Gateway computers, complete with Internet access, exclusively to customers on a weekly rental basis. Also as part of the agreement, Gateway Companies, Inc. invested $7.0 million in Rent-Way.

    Management continues to actively seek acquisition candidates with financial and geographic profiles consistent with the Company's growth objectives.

Results of Operations

    The following table sets forth, for the periods indicated, certain items from the Company's unaudited Condensed Consolidated Statements of Operations, expressed as a percentage of revenues.




                                                                  Three Months                          Nine Months
                                                                  Ended June 30                        Ended June 30

                                                   --------------------------------------------------------------------------------
                                                             2000               1999              2000               1999
                                                   --------------------------------------------------------------------------------
Revenues:
  Rental revenue.............................                   83.3%             86.4%             84.6%               86.6%
  DPI revenue................................                    2.8                --               0.9                  --
  Other revenue..............................                   13.9              13.6              14.5                13.4
                                                       -------------     -------------     -------------       -------------
     Total revenues..........................                  100.0             100.0             100.0               100.0

Costs and operating expenses:
Depreciation and amortization
  Rental merchandise.........................                   23.5              24.5              23.3                25.1
  Property and equipment.....................                    2.8               2.0               2.7                 1.9
  Amortization of goodwill...................                    2.2               1.9               2.2                 2.0
                                                       -------------     -------------     -------------       -------------
     Total depreciation and amortization.....                   28.5              28.4              28.3                29.0
Cost of prepaid phone service                                    1.7                --               0.6                  --
Salaries and wages...........................                   24.7              26.2              24.6                26.2
Advertising..................................                    2.9               4.4               3.6                 5.2
Occupancy....................................                    6.4               7.0               7.0                 6.7
Name change expense..........................                     --                --                --                  --
Business combination costs...................                     --                --                --                 4.5
Other operating expenses.....................                   19.2              19.5              19.4                21.2
                                                       -------------     -------------     -------------       -------------
     Total costs and operating expenses......                   83.4              85.5              83.5                92.8
                                                       -------------     -------------     -------------       -------------
     Operating income........................                   16.6              14.5              16.5                 7.2
Interest expense.............................                   (4.6)             (3.3)             (4.6)               (3.2)
Equity in loss of subsidiary                                      --                --                --                  --
Interest income..............................                     --                --                --                  --
Other income.................................                     --              (0.1)               --                  --
                                                       -------------     -------------     -------------       -------------
     Income  before income taxes and
     extraordinary item......................                   12.0              11.1              11.9                 4.0
Income tax expense ..........................                    4.4               4.4               4.6                 2.5
                                                       -------------     -------------     -------------       -------------
     Income  before extraordinary item.......                    7.6               6.7               7.4                 1.5
Extraordinary item...........................                     --                --                --                (0.1)
                                                       -------------     -------------     -------------       -------------
Net Income...................................                    7.6%              6.7%              7.4%                1.4%
                                                       =============     =============     =============       =============



Comparison of Three Months Ended June 30, 2000 and 1999

         Total revenues. Total revenues increased $30.1 million, or 24.7% to $152.1 million from $122.0 million. The increase is attributable to the addition of the stores acquired and opened in fiscal 1999 and 2000, DPI revenue, and increased core store revenues offset by a decrease in revenue from stores acquired from Home Choice Holdings, Inc. ("Home Choice") in December 1998. DPI accounted for $4.2 million of the increase. The stores acquired in the RentaVision, America's Rent-To-Own, and Prime Time acquisitions accounted for $21.7 million, $2.1 million, and $0.9 million of the increase, respectively. Stores opened in fiscal 1999 and 2000 accounted for $2.6 million of the increase. Revenue increases in core stores accounted for $0.4 million of the increase. These increases were offset by a $1.8 million decrease in revenues for the Home Choice stores. This decrease is attributable to store mergers and closings. The Company experienced a 3.2% increase in same store revenues compared to the same period last year. Increase in same store revenues for the Rent-Way stores and Home Choice stores were 5.1% and 1.4%, respectively. The Company expects increased same store revenues for the rest of the fiscal 2000 due to, among many other factors, the addition of new products and services. During the last quarter of fiscal 1999, the Company added personal computers to its product line. The Company also acts as an agent to provide prepaid phone service through DPI. The DPI service is currently offered in over 300 stores. In April 2000 the Company began offering Gateway computers with Internet access to customers on a weekly rental basis. Management believes that opportunities exist to provide additional non-traditional merchandise to its customers.

         Depreciation and amortization. Depreciation expense related to rental merchandise decreased 1.0% as a percentage of total revenues to 23.5% from 24.5%. This decrease is primarily due to increases in weekly rental rates, lower purchase costs of rental merchandise due to increased volume, and improved realization of potential collectible rent. In addition, depreciation expense as a percentage of total revenues has shown solid improvement in the stores acquired in the Home Choice merger. Acquired merchandise with high remaining values has worked its way out of the Company's system and the stores are replacing poorly priced and termed agreements with new agreements priced and termed in accordance with Rent-Way operating procedures.

         Depreciation expense related to property and equipment increased to 2.8% as a percentage of total revenues from 2.0%. This increase is principally due to the depreciation expense related to new store signage and remodels associated with the Home Choice stores, new computers and equipment installed in the RentaVision stores, and the computer and software costs associated with the Company's implementation of the PeopleSoft software package in January 1999 and the development of a new Windows-based POS system.

         Amortization of goodwill increased to 2.2% as a percentage of total revenues from 1.9%. This increase is primarily due to the addition of the goodwill associated with the RentaVision, America's Rent-To-Own, and Prime Time acquisitions.

     Cost of prepaid phone service. Cost of prepaid phone service increased to $2.7 million, or 1.7% as a percentage of total revenues. These are costs associated with DPI telephone service.

         Salaries and wages. Salaries and wages increased by $5.7 million to $37.6 million from $32.0 million, but decreased 1.5% as a percentage of total revenues to 24.7% from 26.2%. This 1.5% decrease as a percentage of total revenues is due to the Company's ability to spread corporate and regional managers' payroll over an increased store revenue base. The decrease is also attributable to the Company bringing Home Choice payroll and store personnel levels within the Company's standards. As a result of these factors, the Company expects a further decline in salaries and wages as a percentage of total revenues during the remainder of fiscal 2000.

         Advertising. Advertising expense decreased to $4.4 million from $5.3 million and decreased to 2.9% as a percentage of total revenues from 4.4%. This decrease is due to the Company's ability to focus advertising efforts in cluster markets. It is also due to the Company's participation in co-operative advertising programs with its vendors. As part of these co-operative programs, the Company is able to recoup a portion of its advertising costs from its vendors in the form of rebates for advertising their products in Rent-Way ads.

         Occupancy. Occupancy expense increased to $9.8 million from $8.5 million, but decreased 0.6% as a percentage of total revenues to 6.4% from 7.0%. This 0.6% decrease as a percentage of total revenues is due to the Company's ability to spread these fixed costs over an increased revenue base.

         Other operating expenses. Other operating expenses increased to $29.2 million from $23.7 million but decreased to 19.2% as a percentage of total revenues from 19.5%. This decrease is the result of the efficiencies gained by the Company from its ability to spread certain fixed costs over an increased store revenue base. These decreased fixed costs include liability insurance, legal and professional fees, state and local taxes, and office supplies.

         Operating income. Operating income increased to 16.6% of total revenues from 14.5% of total revenues due to the factors discussed above. The Company anticipates its operating income to remain between 16% and 17% in fiscal 2000 as a result of its continued ability to leverage costs over an increased store revenue base.

         Interest expense. Interest expense increased to 4.6% from 3.3% as a percentage of total revenues. This increase is mainly due to the $68.8 million in funds drawn on the Company's senior credit facility to consummate the RentaVision acquisition. The Company has also purchased rental merchandise at a higher rate in an effort to supplement the merchandise in the RentaVision stores with newer merchandise and a broader product selection. In addition, the Company has begun purchasing Gateway computers at a rapid pace to support the new initiative to offer customers Gateway computers with Internet access on a weekly rental basis.

         Income tax expense. Income tax expense remained constant at 4.4% as a percentage of total revenues.

     Net income. Net income increased to 7.6% of total revenues from 6.7% of total revenues due to the factors discussed above.

Comparison of Nine Months Ended June 30, 2000 and 1999

         Total revenues. Total revenues increased $70.2 million, or 18.9% to $441.9 million from $371.7 million. The increase is attributable to the addition of the stores acquired and opened in fiscal 1999 and 2000, DPI revenue, and increased core store revenues offset by a decrease in Home Choice revenue. The stores acquired in the RentaVision, America's Rent-To-Own, and Prime Time acquisitions accounted for $63.1 million, $6.2 million, and $0.9 million of the increase, respectively. DPI accounted for $4.3 million of the increase. Stores opened in fiscal 1999 and 2000 accounted for $5.6 million of the increase. Revenue increases in core stores accounted for $1.2 million of the increase. These increases were offset by a $11.0 million decrease in revenues for the Home Choice stores. This decrease is attributable to store mergers and closings. The Company experienced a 2.2% increase in same store revenues compared to the same period last year. Increase (decrease) in same store revenues for the Rent-Way stores and Home Choice stores were 5.1% and (0.3)% respectively. The Company expects increased same store revenues for the rest of the fiscal 2000 due to, among many other factors, the addition of new products and services. During the last quarter of fiscal 1999, the Company added personal computers to its product line. The Company also acts as an agent to provide prepaid phone service through DPI. The DPI service is currently offered in over 300 stores. In April 2000, the Company began offering Gateway computers with Internet access to customers on a weekly rental basis. Management believes that opportunities exist to provide additional non-traditional merchandise to its customers.

         Depreciation and amortization. Depreciation expense related to rental merchandise decreased 1.8% as a percentage of total revenues to 23.3% from 25.1%. This decrease is primarily due to increases in weekly rental rates, lower purchase costs of rental merchandise due to increased volume, and improved realization of potential collectible rent. In addition, depreciation expense as a percentage of total revenues has shown solid improvement in the stores acquired in the Home Choice merger. Acquired merchandise with high remaining values has worked its way out of the Company's system and the stores are replacing poorly priced and termed agreements with new agreements priced and termed in accordance with Rent-Way operating procedures.

         Depreciation expense related to property and equipment increased to 2.7% as a percentage of total revenues from 1.9%. This increase is principally due to the depreciation expense related to new store signage and remodels associated with the Home Choice stores, new computers and equipment installed in the RentaVision stores, and the computer and software costs associated with the Company's implementation of the PeopleSoft software package in January 1999 and the development of a new Windows-based POS system.

         Amortization  of goodwill  increased to 2.2% as a  percentage  of total revenues  from  2.0%.  This  increase  is due to the  addition  of the  goodwill associated with the RentaVision, America's Rent-To-Own, and Prime Time acquisitions.


     Cost of prepaid phone service. Cost of prepaid phone service increased to $2.7 million, or 0.6% as a percentage of total revenues. These are costs associated with DPI telephone service.

         Salaries and wages. Salaries and wages increased by $11.5 million to $108.9 million from $97.4 million, but decreased 1.6% as a percentage of total revenues to 24.6% from 26.2%. This 1.6% decrease as a percentage of total revenues is due to the Company's ability to spread corporate and regional managers' payroll over an increased store revenue base. The decrease is also attributable to the Company bringing Home Choice payroll and store personnel levels within the Company's standards. As a result of these factors, the Company expects a further decline in salaries and wages as a percentage of total revenues during the remainder of fiscal 2000.

         Advertising. Advertising expense decreased to $15.9 million from $19.3 million and decreased to 3.6% as a percentage of total revenues from 5.2%. This decrease is due to the Company's ability to focus advertising efforts in cluster markets. It is also due to the Company's participation in co-operative advertising programs with its vendors. As part of these co-operative programs, the Company is able to recoup a portion of its advertising costs from its vendors in the form of rebates for advertising their products in Rent-Way ads.

         Occupancy. Occupancy expense increased to $31.1 million from $24.8 million, or 0.3% as a percentage of total revenues to 7.0% from 6.7%. This increase is primarily due to the addition of the RentaVision stores. The RentaVision stores have lower revenue averages to charge fixed rental costs against. The Company expects occupancy expense as a percentage of total revenues to decrease as the RentaVision per store revenue averages increase. Fifty of the 250 stores acquired were opened in the past twelve months.

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

         Business combination costs. In conjunction with the Company's merger with Home Choice Holdings, Inc. on December 10, 1998, the Company incurred $16.8 million in costs in the nine months ended June 30, 1999. These costs included investment banker fees of $6.5 million, proxy preparation, printing, and other professional fees of $1.3 million, employee severance and stay-put arrangements of $4.5 million, due diligence and other costs of $0.9 million, costs related to closing or disposing of duplicate corporate headquarters, equipment and stores in overlapping markets of $2.1 million, and the write-off of prepaid assets which could not be used of $1.5 million.

         Other operating expenses. Other operating expenses increased to $85.5 million from $78.7 million but decreased to 19.4% as a percentage of total revenues from 21.2%. This decrease is due in part to a decrease in inventory write-offs. In connection with the merger with Home Choice, the Company identified a large number of rental merchandise items, which failed to meet the accepted quality standards of the company's operating procedures. Accordingly, the Company experienced an excessive amount of inventory deletions during the three month period ended December 31, 1998. The amount of these excessive inventory write-offs was approximately $1.1 million. This decrease is also the result of the efficiencies gained by the Company from its ability to spread certain fixed costs over an increased store revenue base. These decreased fixed costs include liability insurance, legal and professional fees, state and local taxes, and office supplies.

         Operating income. Operating income increased to 16.5% of total revenues from 7.2% of total revenues due to the factors discussed above. The Company anticipates its operating income to remain between 16.0% and 17.0% in fiscal 2000 as a result of its continued ability to leverage costs over an increased store revenue base.

         Interest expense. Interest expense increased to 4.5% from 3.2% as a percentage of total revenues. This increase is mainly due to the $68.8 million in funds drawn on the Company's senior credit facility to consummate the RentaVision acquisition. The Company has purchased rental merchandise at a higher rate in an effort to supplement the merchandise in the RentaVision stores with newer merchandise and a broader product selection. In addition, the Company has begun purchasing Gateway computers at a rapid pace to support the new initiative to offer customers Gateway computers with Internet access on a weekly rental basis.

     Equity in earnings of subsidiary. In conjunction with the Company's initial purchase of 49% ownership interest in DPI, a charge of $0.2 million reflects the unconsolidated loss for the period. The Company used the equity method to account for this acquisition. In the third quarter, the Company exercised its option to acquire an additional 21% of DPI. The Company consolidated DPI upon reaching majority ownership.

         Income tax expense. Income tax expense increased to 4.6% as a percentage of total revenues from 2.5% of total revenues. The increase was due to an increase in pretax income and operating income. The Company's effective tax rate is 38.2%

     Net income. Net income increased to 7.4% of total revenues from 1.4% of total revenues due to the factors discussed above.

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

     Net cash used in operating activities increased to $27.7 million for the nine month period ended June 30, 2000, from $2.0 million for the nine month period ended June 30, 1999. This increase is principally due to a $27.4 million increase in net income, a $15.4 million increase in depreciation expense, a $21.4 million increase in accounts payable, and a $9.0 million increase in income taxes payable offset by a $81.8 million increase in rental merchandise purchases.

    Net cash used in investing activities increased $28.5 million to $45.1 million in the nine month period ended June 30, 2000, compared to $16.6 million in the nine month period ended June 30, 1999. The increase in cash used for the purchase of business was primarily due to the Prime Time acquisition for $3.6 and the purchase of DPI for $8.2. Capital expenditures in the nine month period ended June 30, 2000, included the purchase of new store signage and store remodeling costs and the purchase of computers and equipment for the stores acquired from RentaVision.

     The Company has begun to construct a 30,000 square foot addition to its current corporate headquarters facility. The Company estimates the cost at approximately $3.5 million. The Company plans to fund this project with borrowings on its senior credit facility. As of June 30, 2000, the Company incurred $1.3 million in costs related to this project.

    Net cash provided by financing activities increased to $75.2 million in the nine month period ended June 30, 2000, from $20.2 million in the nine month period ended June 30, 1999. Cash flows from financing activities have historically represented the Company's financing of its long term growth.

    On June 28,2000, the Company amended its existing collaterized term loan and revolving credit facility with a syndicate of banks led by Bank of Montreal and National City Bank (the "Amended Facility"). The Amended Facility provides for loans and letters of credit up to $435.0 million. Borrowings under the Amended Facility bear interest at the Company's option either at a base rate or a LIBOR based rate. The Amended Facility requires the Company to meet certain financial covenants and ratios including maximum leverage, minimum interest coverage, minimum tangible net worth, fixed charge coverage, and rental merchandise usage ratios. As of June 30, 2000, the Company was in compliance with all covenants contained in the Amended Facility. As of July 21, 2000, $319.5 million in borrowings is outstanding under the Amended Facility.

     On January 10, 2000, the Company acquired a 49% interest in DPI for $6.4 million in cash. The Company acquired an additional 21% interest during the third quarter for $1.1 million in cash. The Company has also committed to provide DPI $3.0 million in funds to meet working capital requirements as needed and has provided $1.8 million through June 30, 2000.

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

    During the nine months ended June 30, 2000, the cost of rental merchandise, store lease rental expense and salaries and wages have increased modestly. These increases have not had a significant effect on the Company's results of operations because the Company has been able to charge commensurately higher rental for its merchandise. This trend is expected to continue in the foreseeable future.

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

    The following table presents information about the Company's market sensitive financial instruments. The table illustrates the principle and notional amounts, as well as the date of maturity, actual and weighted average pay and receive rates for all significant financial and derivative financial instruments in effect as of June 30, 2000:





       Expected Maturity Dates
        (dollars in millions):                  1999       2000       2001      2002       2003       2004     Thereafter
--------------------------------------          ----       ----       ----      ----       ----       ----     ----------
Debt:
  Term Loan A Euro-rate option........                     $4.3      $19.0     $24.0      $30.0      $35.7       $30.0
  --Actual floating rate..............                      8.684%     8.780%    8.780%     8.780%     8.780%
  Term Loan B Euro-rate option........                     $1.0       $1.0      $1.0       $1.0       $1.0      $171.0
  --Actual floating rate..............                      9.780%     9.780%    9.780%     9.780%     9.780%      9.780%
Interest rate swap agreements:
  National City Bank, notional amount.                                                    $30.0
  --Actual fixed interest rate pay rate                                                     5.965%
  --Actual variable interest rate receive
   rate, (based on 3 month LIBOR).....                                                      6.280%
  Bank of America, notional amount....                                                    $20.0
  --Actual fixed interest rate pay rate                                                     5.760%
  --Actual variable interest rate receive
   rate, (based on 3 month LIBOR).....                                                      6.280%
  Manufacturers and Traders Trust, notional
  amount..............................                                                    $10.0
  --Actual fixed interest rate pay rate                                                     5.925%
  --Actual variable interest rate receive
   rate, (based on 3 month LIBOR).....                                                      6.280%
  Harris Bank, notional amount........                                                    $20.0
  --Actual fixed interest rate pay rate                                                     5.090%
  --Actual variable interest rate receive
   rate, (based on 3 month LIBOR).....                                                      6.280%
  SunTrust Bank, notional amount......                                                    $10.0
  --Actual fixed interest rate pay rate                                                     5.105%
  --Actual variable interest rate receive
   rate, (based on 3 month LIBOR).....                                                      6.280%
  LaSalle Bank, notional amount.......                                                    $10.0
  --Actual fixed interest rate pay rate                                                     5.095%
  --Actual variable interest rate receive
   rate, (based on 3 month LIBOR).....                                                      6.280%
  Bank of America, notional amount....                                                    $10.0
  --Actual fixed interest rate pay rate                                                     5.120%
  --Actual variable interest rate receive
   rate, (based on 3 month LIBOR).....                                                      6.280%
  Harris Bank, notional amount........                                                    $10.0
  --Actual fixed interest rate pay rate                                                     5.120%
  --Actual variable interest rate receive
   rate, (based on 3 month LIBOR).....                                                      6.280%
  PNC Bank, notional amount...........                                                                $5.0
  --Actual fixed interest rate pay rate                                                                6.740%
  --Actual variable interest rate receive
   rate, (based on 3 month LIBOR).....                                                                 6.280%
Letters of credit:
  Letter of credit, Base rate option..        $650
  --Actual floating rate...............        N/A
  Letter of credit, Base rate option..        $300
  --Actual floating rate...............        N/A
  Letter of credit, Base rate option..                     $450
  --Actual floating rate...............                     N/A
  Letter of credit, Base rate option..                     $300
  --Actual floating rate...............                     N/A



                                 RENT-WAY, INC.

                            PART II OTHER INFORMATION

ITEM 2.        Changes in Securities and Use of Proceeds

     On May 1, 2000, the Company sold 348,910 of its common stock to Gateway Companies, Inc. for aggregate consideration of $7.0 million. The shares were offered and sold in a transaction exempt from registration under section 4(2) of the Securities Act of 1933, as amended.

                                 RENT-WAY, INC.


ITEM 6.  Exhibits and Reports on Form 8-K


     a. Exhibits

       The Exhibits filed as part of this report are listed below.

               Exhibit No.                    Description
               -----------                    -----------
                 10.16        Amendment to credit agreement dated June 28, 2000
                  27                    Financial data schedule

b.  Reports on Form 8-K


        (1) On June 29, 2000, the Company filed a Current Report on Form 8-K announcing its purchase of an additional 21 percent stake in dPi Teleconnect, LLC, a provider of pre-paid local telephone service. Rent-Way has now invested a total of $7.5 million in dPi and now owns 70 percent of dPi. As a result of this transaction, Rent-Way will report dPi's results on a consolidated basis, starting in the current quarter.

        (2) On July 7, 2000, the Company filed a Current Report on Form 8-K announcing that it has amended its existing credit facility to increase the size of the facility to $435 million. The amended facility consists of approximately $115 million in a revolving line of credit and approximately $320 million in term loans. The amended facility is provided through a syndicate of banks led by National City Bank, Harris Trust and Savings Bank, Bank of Montreal and Bank of America, N.A.

                                 RENT-WAY, INC.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RENT-WAY, INC.
                                        By




        July 31, 2000             /s/   William A. McDonnell
---------------------------     -----------------------------------------
            Date                        William A. McDonnell
                                Vice President and Chief Financial Officer



       July 31, 2000             /s/     Matthew J. Marini
 --------------------------     -----------------------------------------
            Date                         Matthew J. Marini
                             Corporate Controller and Chief Accounting Officer

Exibit 10.16


                       AMENDMENT NO. 4 to credit agreement


         THIS AMENDMENT NO. 4 TO CREDIT AGREEMENT (the "Amendment") is dated as of June 28, 2000, and is made by and among RENT-WAY, INC., a Pennsylvania corporation (the "Borrower"), RENT-WAY OF TTIG, L.P., an Indiana limited partnership, and RENTAVISION INC., a New York Corporation (Rent-Way of TTIG, L.P. and Rentavision Inc. are referred to herein collectively as the "Co-Borrowers" and each separately as a "Co-Borrower"), each of the GUARANTORS, each of the LENDERS (as defined in the Credit Agreement defined below), NATIONAL CITY BANK OF PENNSYLVANIA in its capacity as administrative agent for the Lenders under the Credit Agreement (hereinafter referred to in such capacity as the "Administrative Agent"), BANK OF AMERICA, N.A., in its capacity as documentation agent for the Lenders, and BANK OF MONTREAL and HARRIS TRUST AND SAVINGS BANK, in their capacity as syndication agents.

                                 W I T N E S S E T H:

                  WHEREAS, the parties hereto are parties to that certain Credit Agreement dated as of September 23, 1999, as amended by Amendment No. 1 thereto dated as of November 17, 1999, Amendment No. 2 thereto dated as of December 6, 1999, and Amendment No. 3 thereto dated as of December 7, 1999 (collectively, the "Credit Agreement"), pursuant to which the Lenders provided to the Borrower and the Co-Borrowers a $100,000,000 revolving credit facility, $125,000,000 in Term Loans A and $100,000,000 in Term Loans B;

                  WHEREAS, the Borrower and the Co-Borrowers have requested the Lenders to amend the Credit Agreement to increase the amount of Revolving Credit Loans, Term Loans A and Term Loans B available to the Borrower and the Co-Borrowers, to modify the amortization of the Term Loans A and extend the maturity dates with respect to the Revolving Credit Loans and Term Loans A, to modify the financial covenants set forth in the Credit Agreement and to effect certain other changes to the terms of the Credit Agreement. The foregoing increases and modifications have been agreed to by the Lenders, subject to the terms and conditions set forth in this Amendment.

                  NOW, THEREFORE, the parties hereto, in consideration of their mutual covenants and agreements hereinafter set forth and intending to be legally bound hereby, covenant and agree as follows:

Definitions. Defined terms used herein unless otherwise defined herein shall have the meanings ascribed to them in the Credit Agreement. The following definitions set forth in Section 1.1 are hereby amended and restated as follows:
                           "Expiration  Date  shall  mean,  with  respect to the
Revolving Credit Commitments, June 30, 2005.

     Line of Business shall mean the rent-to-own business, the rental purchase business, the rental business, related lines of business and other complementary or compatible business activities intended to service the Borrower's and Co-Borrowers' marketing demographics.

                           Syndications  Period  shall mean the  period  between
June 28, 2000, and the date upon which the Syndication
Agents and National City Bank notify the Borrower and the Co-Borrowers in writing that the syndication of the Loans is completed.

                           Term Loan A Maturity Date shall mean June 30, 2005.

     The following new definition is hereby added in Section 1.1 of the Credit Agreement in alphabetical order: "Adjusted Leverage Ratio shall mean the ratio of (i) the sum of Consolidated Funded Debt plus three times the Occupancy Expense minus Cash Equivalents, as measured at the end of each fiscal quarter of the Borrower for the four quarters then ended, to (ii) Consolidated Cash Flow from Operations plus Occupancy Expense, as measured at the end of each fiscal quarter of the Borrower for the four quarters then ended.

                         Amendment No. 4 Closing Date shall mean June 28, 2000.

     Cash Equivalents shall mean cash and all investments permitted by the Loan Parties described in items (i) through (v) in the definition of Permitted Investments."

Sections 3.1 through 3.4 of the Agreement are hereby amended and restated as follows:

         "3.1  Term Loan Commitments.
                  3.1.1  Term Loan A Commitments.

                  Subject to the terms and conditions hereof, and relying upon the representations and warranties herein set forth, each Lender with a Term Loan A Commitment severally agrees to make a term loan (the "Term Loan A") to the Borrower and the Co-Borrowers on Amendment No. 4 Closing Date in an amount equal to such Lender's Term Loan A Commitment. With respect to each Lender which previously made a Term Loan A to the Borrower and the Co-Borrowers prior to Amendment No. 4 Closing Date, such Lender shall fund an amount equal to the difference between such Lender's Term Loan A Commitment and the principal balance outstanding on the prior Term Loan A, with such prior outstanding balance to be included as part of the Lender's Term Loan A Commitment. The prior Term Loan A of a Lender (if any) and the Term Loan A funds advanced on Amendment No. 4 Closing Date, shall together constitute a Lender's Term Loan A.


                  3.1.2  Term Loan B Commitments.

                  Subject to the terms and conditions hereof, and relying upon the representations and warranties herein set forth, each Lender with a Term Loan B Commitment severally agrees to make a term loan (the "Term Loan B") to the Borrower and the Co-Borrowers in an amount equal to such Lender's Term Loan B Commitment. With respect to each Lender which has a Term Loan B outstanding to the Borrower and the Co-Borrowers immediately prior to Amendment No. 4 Closing Date and is not increasing the amount of its Term Loan B Commitment, such Term Loans B shall continue outstanding after giving effect to the increases in the Commitments effective on Amendment No. 4 Closing Date. With respect to each Lender which is increasing the amount of its Term Loan B Commitment on Amendment No. 4 Closing Date or which did not have a Term Loan B outstanding to the Borrower and the Co-Borrowers immediately prior to Amendment No. 4 Closing Date, such Lender shall fund an amount equal to the difference between such Lender's new Term Loan B Commitment and the Term Loan B Commitment which existed prior to Amendment No. 4 Closing Date The prior Term Loan B of a Lender (if any) and the Term Loan B funds advanced on Amendment No. 4 Closing Date (if any), shall together constitute a Lender's Term Loan B.

         3.2   Nature of Lenders' Obligations with Respect to Term Loans.
                  The obligations of each Lender to make Term Loans A to the Borrower and the Co-Borrowers shall be in the proportion that such Lender's Term Loan A Commitment bears to the Term Loan A Commitments of all Lenders; the obligations of each Lender to make Term Loans B to the Borrower and the Co-Borrowers shall be in the proportion that such Lender's Term Loan B Commitment bears to the Term Loan B Commitments of all Lenders. Each Lender's Term Loans to the Borrower and the Co-Borrowers shall never exceed its Term Loan Commitments. The failure of any Lender to make a Term Loan shall not relieve any other Lender of its obligations to make a Term Loan nor shall it impose any additional liability on any other Lender hereunder. The Lenders shall have no obligation to make Term Loans hereunder after Amendment No. 4 Closing Date. The Term Loan Commitments are not revolving credit commitments, and the Borrower and the Co-Borrowers shall not have the right to borrow, repay and reborrow under
Section 3.1.

         3.3   Term Loan Notes.
                  The Obligation of the Borrower and the Co-Borrowers to repay the unpaid principal amount of the Term Loans made to the Borrower and the Co-Borrowers by each Lender, together with interest thereon, shall be evidenced by a Term Note dated either the Closing Date (in the case of a Lender with Term Loan B which is not increasing its Term Loan B Commitment, or if such Lender was not a party to this Agreement on the Closing Date, the date that such Lender joined in this Agreement) or Amendment No. 4 Closing Date (or if such Lender is not a party to this Agreement on Amendment No. 4 Closing Date, the date that such Lender joins in this Agreement), payable to the order of each Lender in a face amount equal to the Term Loan of such Lender. The principal amount of the Term Notes A shall be payable in quarterly payments due on the last day of each September, December, March and June, beginning with the quarter ending September 30, 2000, and as follows:


          Quarters Ending on Following Date or In The            Percentage of Principal of Term Loan A Commitments
                     Following Period                                        Due on Each Payment Date
          -------------------------------------------            --------------------------------------------------

               9-30-00 through  6-30-01                                          three percent (3%)
               9-30-01 through  6-30-02                                          four percent  (4%)
               9-30-02 through  6-30-03                                          five percent  (5%)
               9-30-03 through  6-30-04                                          six  percent  (6%)
               9-30-04 through  6-30-05                                          seven percent (7%)



                  The principal amount of the Term Notes B shall be payable as follows: (i) one payment due on June 30, 2000, in the amount of $250,000 to be applied pro rata to the Term Loans B outstanding immediately prior to Amendment No. 4 Closing Date, (ii) seventeen quarterly payments due on the last day of each September, December, March and June, beginning with the quarter ending September 30, 2000, and continuing through the quarter ending September 30, 2004, each such payment in an amount equal to one-fourth of one percent (1/4%) of the Term Loan B Commitments, (iii) one payment on September 30, 2005 in an amount equal to forty-seven and one-half percent (47-1/2%) of the Term Loan B Commitments, and (iv) a final payment on September 30, 2006 of the remaining principal balance of the Term Loans B."

The first paragraph of Section 4.2 of the Credit Agreement is hereby amended and restated as follows:

        "4.2   Interest Periods.

                  At any time when the Borrower and the Co-Borrowers shall select, convert to or renew a Euro-Rate Option, the Borrower and the Co-Borrowers shall notify the Administrative Agent thereof at least three (3) Business Days prior to the effective date of such Euro-Rate Option by delivering a Loan Request. The notice shall specify an interest period (the "Interest Period") during which such Interest Rate Option shall apply, such Interest Period to be (i) two weeks if the Borrower and the Co-Borrowers select the Euro-Rate Option to apply to the Loans during the Syndications Period, and (ii) after the Syndications Period has ended, one, two, three or six Months. Notwithstanding the preceding sentence, the following provisions shall apply to any selection of, renewal of, or conversion to a Euro-Rate Option:"

The first paragraph of Section 5.4.1 of the Credit Agreement is hereby amended and restated as follows: 5.4.1 Right to Prepay.

                           The  Borrower  and the  Co-Borrowers  shall  have the
right at their option from time to time to pay the Loans in whole or part without premium or penalty, except for such premiums, penalties and other payments provided for in Section 5.4.3 below or in Section 5.6:

           (i) at any time with respect to any Loan to which the Base Rate Option or Euro-Rate Option applies;

           (ii) on the date  specified  in a notice by any  Lender  pursuant  to
Section 4.4 [Euro-Rate Unascertainable] with respect to any Loan to which a Euro-Rate Option applies.
Section 5.5.1 of the Credit Agreement is hereby amended and restated as follows:
        "5.5.1    Excess Cash Flow.

                  Within five (5) Business Days of the delivery of the Borrower's annual financial statements pursuant to Section 8.3.3 [Annual Financial Statements] commencing with the financial statements for the fiscal year ended September 30, 2001, but in any event no later than January 5 of each year commencing January 5, 2002 (each, a "Mandatory Prepayment Date"), and in the event that the Leverage Ratio for the fiscal year in question is greater than 2.5 to 1.0, as determined on a pro forma basis after giving effect to any prepayments under this Section 5.5.1, the Borrower and the Co-Borrowers shall make a mandatory prepayment of principal on the Term Loans equal to 50% of Excess Cash Flow for the immediately preceding fiscal year, subject to a credit for voluntary prepayments made pursuant to Section 5.4 [Voluntary Prepayments] during the immediately preceding fiscal year, together with accrued interest on such principal amount (each, a "Mandatory Prepayment of Excess Cash Flow"). Each Mandatory Prepayment of Excess Cash Flow shall be applied by the Administrative Agent to the outstanding principal balance of the Term Loans A and Term Loans B based upon the Ratable Share of such Term Loan to all the Term Loans, in each case by application to the unpaid installments of principal in the inverse order of scheduled maturities. Upon its receipt of the annual financial statements of the Borrower and receipt of payment by the Borrower and the Co-Borrowers of the Mandatory Prepayment of Excess Cash Flow, the Administrative Agent shall give the Lenders with outstanding principal on the Term Loans B notice of the amount of the Mandatory Prepayment of Excess Cash Flow. In the event that any one or more Lender with Term Loans B outstanding elects not to receive its pro rata share of such prepayment, such Lender shall provide written notice of the amount it elects not to receive in prepayment of its Term Loan B, and such amount shall be reallocated to payment of the Term Loans A based upon the Ratable Share of the Lenders with Term Loans A, to be applied by the Lenders with Term Loans A in the inverse order of scheduled maturities. To the extent that a Mandatory Prepayment of Excess Cash Flow exceeds the outstanding principal amount of the Term Loans, such prepayment shall be limited to the amount necessary to prepay the Term Loans in full."

Section 5.5.2 of the Credit Agreement is hereby amended and restated as follows:
        "5.5.2    Sale of Assets; Issuance of Stock.

Within five (5) Business Days of any sale of assets authorized by Section 8.2.7(v) which involves the sale of assets having a market value or book value in an amount equal to or greater than $10,000,000 in the aggregate in any fiscal year, the Borrower and the Co-Borrowers shall make a mandatory prepayment of principal equal to the after-tax proceeds of such sale (as estimated in good faith by the Borrower and the Co-Borrowers), together with accrued interest on such principal amount. In the event that the Adjusted Leverage Ratio at the time of any issuance of equity by the Borrower authorized by Section 8.2.13(iv) is greater than 2.5 to 1.0, as determined on a pro forma basis at such time and after giving effect to cash received by the Borrower upon issuance of such equity and any prepayment required under this Section 5.5.2, then simultaneously with the issuance of such capital stock by the Borrower, the Borrower shall make a mandatory prepayment of principal equal to the net proceeds of such issuance to the extent that the Adjusted Leverage Ratio continues to be greater than 2.5 to 1.0 as a result of such mandatory prepayment of the net proceeds or a portion thereof. In the event that the Required Lenders permit the incurrence of Indebtedness other than as permitted under Section 8.2.1, the Borrower shall make a mandatory prepayment of principal equal to the net proceeds of such Indebtedness. In the event that the Administrative Agent does not disburse insurance proceeds in excess of $250,000 to the Loan Parties pursuant to Section 8.1.3, such proceeds shall be applied as a mandatory prepayment of principal equal to the amount of such insurance proceeds. All prepayments pursuant to this
Section 5.5.2 shall be applied in accordance with the provisions of Section 5.5.1, and upon payment in full of the Term Loans, then as a permanent reduction to the Revolving Credit Commitments. In the event that any one or more Lenders with Term Loans B outstanding elects not to receive its pro rata share of such prepayments, such Lender shall provide written notice of the amount it elects not to receive in prepayment of its Term Loan B, and such amount shall be reallocated to payment of the Term Loans A based upon the Ratable Share of the Lenders with Term Loans A, to be applied by the Lenders with Term Loans A in the inverse order of scheduled maturities. Notwithstanding the foregoing and in the case of asset sales authorized by Section 8.2.7(v), to the extent that the after-tax proceeds of such sale are used by the applicable Loan Party prior to the due date of the mandatory prepayment to acquire substitute assets in the ordinary course of business of such Loan Party and such substitute assets are subject to a Prior Security Interest in favor of the Administrative Agent for the benefit of the Lenders, then the mandatory prepayment shall be correspondingly reduced or terminated, as the case may be."

Section 8.1.13 of the Credit Agreement is hereby amended and restated as follows:

        "8.1.13   Interest Rate Protection.

     Within ninety (90) days after Amendment No. 4 Closing Date, the Loan Parties shall enter into one or more interest rate protection agreements with one or more of the Lenders and with the prior consent of the Administrative Agent, which consent shall not be unreasonably withheld. Such interest rate protection agreements shall be in an amount such that when aggregated with the interest rate protection agreements of the Borrower in effect on Amendment No. 4 Closing Date, provide for interest rate protection in a notional principal amount of at least $200,000,000 (the interest rate protection agreements in effect on Amendment No. 4 Closing Date and those entered into pursuant to this
Section 8.1.13 are collectively referred to as the "Interest Rate Protection Agreements"). Such Interest Rate Protection Agreements shall contain such terms and conditions as shall be acceptable to the Administrative Agent. Documentation for the Interest Rate Protection Agreement shall be in a standard International Swap Dealer Association Agreement and shall provide for the method of calculating the reimbursable amount of the provider's credit exposure in a reasonable and customary manner. Such financial institution (if other than a Lender) may be granted a security interest in the Collateral pursuant to the Loan Documents and receive a Lien pari passu with the Lien of the Administrative Agent upon terms acceptable to the Administrative Agent."

Section 8.2.1 of the Credit Agreement is hereby amended and restated as follows:
        "8.2.1    Indebtedness.

     Each of the Loan Parties shall not, and shall not permit any of its Subsidiaries to, at any time create, incur, assume or suffer to exist any Indebtedness, except:

                           (i)  Indebtedness under the Loan Documents;

     (ii) Existing Indebtedness as set forth on Schedule 8.2.1(including any extensions or renewals thereof, provided there is no increase in the amount thereof or other significant change in the terms thereof unless otherwise specified on Schedule 8.2.1;

     (iii)Capitalized  and operating leases as and to the extent permitted under
Section 8.2.15;

     (iv)  Indebtedness   secured  by  Purchase  Money  Security  Interests  not
exceeding $100,000;

                           (v)  Indebtedness  of a Loan  Party to  another  Loan
Party which is subordinated in accordance with the provisions of Section 8.1.12;

                           (vi)   Indebtedness   incurred  in  connection   with
Permitted Acquisitions provided that after giving effect thereto, no Potential Default or Event of Default exists; and

     (vii)other unsecured Indebtedness not exceeding $15,000,000 at any one time outstanding."

Section 8.2.4 of the Credit Agreement is hereby amended and restated as follows:
        "8.2.4    Loans and Investments.

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

           (iii)  Permitted Acquisitions;

           (iv)   Permitted Investments;

           (v) loans, advances and investments in other Loan Parties, provided however, that additional loans, advances and investments in Action Rent-to-Own Holdings of South Carolina, Inc., a South Carolina corporation, shall be limited to $500,000 in the aggregate; and
           (vi) an investment not in excess of $7,500,000 for the purchase of a seventy percent (70%) ownership interest in the limited liability company interests of dPi Teleconnect, L.L.C., a Delaware limited liability company ("dPi"), and loans and advances not in excess of $3,500,000 to dPi at any one time outstanding, provided however, that the Loan Parties' ownership interests in dPi and the note obligations of dPi to the Loan Parties shall be pledged to the Administrative Agent for the benefit of the Lenders. For purposes of this Credit Agreement, the financial results of dPi shall be included in the consolidated financial statements of the Borrower, as determined and consolidated in accordance with GAAP, but dPi shall not otherwise constitute a Subsidiary subject to the terms and conditions of this Credit Agreement and the Loan Documents which relate to the Subsidiaries of the Loan Parties."

Section 8.2.6 of the Credit Agreement is hereby amended and restated as follows:
        "8.2.6    Liquidations, Mergers, Consolidations, Acquisitions.

     Each of the Loan Parties shall not, and shall not permit any of its Subsidiaries to, dissolve, liquidate or wind-up its affairs, or become a party to any merger or consolidation, or acquire by purchase, lease or otherwise all or substantially all of the assets or capital stock of any other Person, provided that

                           (1) any Loan Party  other than the  Borrower  and the
Co-Borrower may consolidate or merge into another Loan
Party which is wholly-owned by one or more of the other Loan Parties, and Rentavision may merge with and into the Borrower so long as the Borrower is the surviving corporation, provided, that Borrower and the Co-Borrowers shall deliver to the Administrative Agent copies of the applicable merger or consolidation documentation within five (5) Business Days after the effective date of such merger or consolidation and the appropriate Loan Parties shall promptly thereafter (but in no event in less than five (5) Business Days after the Administrative Agent's request therefore) execute and deliver to the Administrative Agent new UCC-1 financing statements or amendments to filed UCC-1 financing statements, as appropriate in the discretion of the Administrative Agent, and take such other action as is necessary to maintain first priority Liens in the assets of the parties to such merger or consolidation; and

     (2) any Loan Party may acquire, whether by purchase or by merger, (A) all of the ownership interests of another Person or (B) substantially all of assets of another Person or of a business or division of another Person (each an "Permitted Acquisition"), provided that each of the following requirements is met:

     (i)such Person shall be a corporation, limited liability company or other entity with respect to applicable state law providing that the owners of all stock or other ownership interests in such entity shall not be liable for any obligations of such entity or for the claims of any creditors thereof,

                                    (ii) if the Loan Parties are  acquiring  the
ownership interests in such Person, such Person shall execute a Guarantor Joinder and join this Agreement as a Guarantor pursuant to
Section 11.18 and such Person and its owners shall grant Liens in the assets and stock or other ownership interests in such Person and otherwise comply with
Section 11.18 on or before the date of such Permitted Acquisition,

                                    (iii)  the  board  of   directors  or  other
equivalent governing body of such Person shall have
approved such Permitted Acquisition and the Loan Parties shall have delivered to the Lenders written evidence of such approval prior to such Permitted Acquisition,

     (iv) the business acquired, or the business conducted by the Person whose ownership interests are being acquired, as applicable, shall be substantially the same as the Line of Business and shall comply with Section 8.2.10,

     (v)no Potential Default or Event of Default shall exist immediately prior to and after giving effect to such Permitted Acquisition,

                                    (vi) the Borrower and the Co-Borrowers shall
have given the Administrative Agent written notice of the acquisition at least five (5) days prior to its consummation, which notice shall include a quarterly compliance certificate of the Borrower in the form of Exhibit 8.3.4 which evidences that after giving effect to the Permitted Acquisition and any Loans to be made in connection therewith, the Borrower is not in default with respect the covenants set forth in Section 8.2.16,

     (vii) any Consideration given by the Loan Parties in the form of Indebtedness to be paid at a date after the closing date of the Permitted Acquisition shall be subordinated to the Loans and other Obligations on terms and conditions satisfactory to the Administrative Agent,

                                    (viii) the Loan Parties shall have delivered
to the Lenders such opinions of counsel in form and substance satisfactory to the Administrative Agent or such other evidence as shall be satisfactory to the Administrative Agent in its sole discretion that the Loan Parties are in compliance with all applicable Law in any additional states in which the Loan Parties do business after the consummation of the Permitted Acquisition, and

                                    (ix) if after  giving  effect to a Permitted
Acquisition the Leverage Ratio is greater than or equal to 2.0 to 1.0, the Consideration given by the Loan Parties for such Permitted Acquisition shall not exceed $20,000,000 in value, and after giving effect to such Permitted Acquisition, the aggregate Consideration given by the Loan Parties for all Permitted Acquisitions made during the then fiscal quarter of the Permitted Acquisition and during the prior three fiscal quarters shall not exceed $50,000,000."

Section 8.2.7 of the Credit Agreement is hereby amended and restated as follows:
        "8.2.7    Disposition of Assets or Subsidiaries.

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

     (i)transactions involving the sale of inventory in the ordinary course of business;

                                    (ii) any sale, transfer,  rental or lease of
assets in the ordinary course of business which are no longer necessary or required in the conduct of such Loan Party's or such Subsidiary's business, including, without limitation, (a) the Real Property located at 3230 West Lake Road, Erie, Pennsylvania, (b) assets relating to closings of retail store sites of the Loan Parties, provided however, that the market value of the assets disposed of pursuant to this subsection (ii), when aggregated with permitted dispositions described in subsection (iv) below, shall not exceed $5,000,000 in any fiscal year of the Borrower;

                                    (iii) any sale,  transfer or lease of assets
by any wholly owned Subsidiary of such Loan Party to another Loan Party;

                                    (iv) any sale,  transfer  or lease of assets
in the ordinary course of business which does not cause the aggregate market value or the aggregate book value of all such sales, transfers and leases, when aggregated with the permitted dispositions in subsection (ii) above, to exceed $5,000,000 in any fiscal year of the Borrower and which are replaced by substitute assets acquired or leased within the parameters of Section 8.2.15, provided such substitute assets are subject to the Lenders' Prior Security Interest; or

     (v)any sale, transfer or lease of assets, other than those specifically excepted pursuant to clauses (i) through (iv) above, which is approved by the Required Lenders so long as the after-tax proceeds (as reasonably estimated by the Borrower and the Co-Borrowers) are applied as a mandatory prepayment of the Term Loans in accordance with the provisions of Section 5.5.2 above."

Section 8.2.13 of the Credit Agreement is hereby amended and restated as follows:

        "8.2.13   Issuance of Stock.

     Each of the Loan Parties shall not, and shall not permit any of its Subsidiaries to, issue any additional shares of its capital stock or any options, warrants or other rights in respect thereof, except that the Borrower may issue additional shares of capital stock (i) for Permitted Acquisitions in accordance with the provisions of Section 8.2.6, (ii) for distribution to employees as provided for under the stock option plans and 401(k) plans set forth on Schedule 6.1.21 as in effect on the Closing Date, (iii) in connection with the Mass Mutual Warrants, and (iv) to the extent required under Section 5.5.2,if the net proceeds of the issuance are used by the Borrower to reduce (a) the Loans outstanding under this Agreement, and (b) the Commitments of the Lenders."

Section 8.2.16 of the Credit Agreement is hereby amended and restated as follows:

        "8.2.16   Maximum Leverage Ratio.

     The Loan Parties shall not permit the Leverage Ratio of the Borrower and its Subsidiaries to exceed the ratio set forth below for the four fiscal quarters then ended.


                                     Period                                 Ratio

                    6/30/00                                             3.25 to 1.00

                    9/30/00 through 12/31/00                            3.50 to 1.00

                    3/31/01                                             3.25 to 1.00

                    6/30/01                                             3.00 to 1.00

                    9/30/01 through 6/30/02                             2.75 to 1.00

                    9/30/02 and thereafter                              2.50 to 1.00"


Section 8.2.18 of the Credit Agreement is hereby amended and restated as follows:

    "8.2.18   Minimum Interest Coverage Ratio.

                           The  Loan  Parties  shall  not  permit  the  Interest
Coverage Ratio to be less than the ratio set forth below for the four fiscal quarters then ended, as calculated at the end of each fiscal quarter of the Borrower.


                                    Period                                 Ratio

                    6/30/00                                            4.00 to 1.00

                    9/30/00 through 12/31/00                           3.75 to 1.00

                    3/31/01 through 6/30/01                            4.00 to 1.00

                    9/30/01 through 12/31/01                           4.25 to 1.00

                    3/31/02                                            4.75 to 1.00

                    6/30/02 and  thereafter                            5.00 to 1.00"



Section 8.2.20 of the Credit Agreement is hereby amended and restated as follows:

        "8.2.20   Fixed Charge Coverage Ratio.

                           The  Borrower  shall not at any time permit the Fixed
Charge Coverage Ratio to be less that the amount set forth below for the four fiscal quarters then ended, as calculated at the end of each fiscal quarter of the Borrower.


                                    Period                                 Ratio

                    6/30/00 through 9/30/00                            1.10 to 1.00

                    12/31/00                                           1.15 to 1.00

                    3/31/01 and  thereafter                            1.20 to 1.00"


Section 8.2.21 of the Credit Agreement is hereby amended and restated as follows:

"8.2.21   Rental Merchandise Usage.

     The Loan Parties shall not permit the value of the Rental Merchandise other than personal computers held for rental under rental contracts (but including in the calculations made pursuant to this sentence personal computers held for rental under rental-purchase contracts) under lease pursuant to Rental Contracts to be less than (i) 70% of the total value of Rental Merchandise other than personal computers held for rental under rental contracts (but including in the calculations made pursuant to this sentence personal computers held for rental under rental-purchase contracts), as measured at the fiscal quarter of the Borrower ending June 30, 2000, and (ii) 75% of the total value of Rental Merchandise other than personal computers held for rental under rental contracts (but including in the calculations made pursuant to this sentence personal computers held for rental under rental-purchase contracts), as measured at the end of each fiscal quarter of the Borrower commencing September 30, 2000 and thereafter. The Loan Parties shall not permit the value of the Rental
Merchandise comprised of personal computers held for rental under rental contracts (but excluding from the calculations made pursuant to this sentence personal computers held for rental under rental-purchase contracts) under lease pursuant to Rental Contracts to be less than (i) 75% of the total value of Rental Merchandise comprised of personal computers held for rental under rental contracts (but excluding from the calculations made pursuant to this sentence personal computers held for rental under rental-purchase contracts), as measured at the fiscal quarter of the Borrower ending September 30, 2000, and (ii) 85% of the total value of Rental Merchandise comprised of personal computers held for rental under rental contracts (but excluding from the calculations made pursuant to this sentence personal computers held for rental under rental-purchase contracts), as measured at the end of each fiscal quarter of the Borrower commencing December 31, 2000 and thereafter. For purposes of this Section 8.2.21, the value of the Rental Merchandise shall be as it is recorded on the books and records of the Loan Parties, determined in accordance with GAAP and the value of any jewelry shall be excluded from all calculations made. The Loan Parties shall not permit the value of idle jewelry to exceed 7.5% of the total value of Rental Merchandise, as measured at the end of each fiscal quarter of the Borrower commencing June 30, 2000."

Section 11.1.1 of the Credit Agreement is hereby amended and restate as follows:

        "11.1.1   Increase of Commitment; Extension or Expiration Date.

     With the exception of the Commitments provided by the Lenders on Amendment No. 4 Closing Date and Commitments provided during the Syndications Period, increase the amount of the Revolving Credit Commitment, the Term Loan A Commitment or the Term Loan B Commitment of any Lender hereunder, provided however, that no Commitment of a Lender may be increased without such Lender's written consent, or extend the Expiration Date, the Term Loan A Maturity Date or the Term Loan B Maturity Date. In addition to increases during the Syndications Period, the Administrative Agent and the syndication agents, with the written consent of the Borrower and the Co-Borrowers and written notice to the other Lenders, may reallocate Term Loans B in an amount not to exceed $50,500,000 to Revolving Credit Loans and Term Loans A; provided however, that no Term Loan B Commitment of a Lender may be reallocated without such Lender's written consent;

     Section 11.1.2 of the Credit Agreement is hereby amended and restated as follows: "11.1.2 Extension of Payment; Reduction of Principal Interest or Fees; Modification of Terms of Payment.

     Whether or not any Loans are outstanding, extend the time for any regularly scheduled payment (it is acknowledged that a mandatory prepayment of a Loan, and any Commitment reduction in connection with such mandatory prepayment, is not a "regularly scheduled payment" of such Loan) of principal or interest of any Loan, the Commitment Fee or any other fee payable to any Lender, or reduce the principal amount of or the rate of interest borne by any Loan or reduce the Commitment Fee or any other fee payable to any Lender, or otherwise affect the terms of any regularly scheduled payment of the principal of or interest of any Loan, the Commitment Fee or any other fee payable to any Lender;"

New Lenders. Each Lender which was not previously a party to the Credit Agreement hereby agrees that upon its execution of this Amendment it will become a party to and be bound by the Credit Agreement as if it were an original Lender thereunder and will have the rights and obligations of a Lender thereunder and will perform in accordance with their terms all of the obligations which by the terms of the Credit Agreement and the Loan Documents are required to be performed by it as a Lender. Solvency. As of the date hereof and after giving effect to the Revolving Credit Loans, Term Loans A and Term Loans B advanced on the date hereof: (i) the fair value of the assets of the Borrower, the Co-Borrowers and each of their Subsidiaries will exceed the total amount of liabilities (including contingent, subordinated, unmatured and unliquidated liabilities) of the Borrower, the Co-Borrower and each of their Subsidiaries,
(ii) the present fair saleable value of the assets of the Borrower, the Co-Borrowers and each of their Subsidiaries, on a going concern basis, will exceed the probable total liabilities (including contingent, subordinated, unmatured and unliquidated liabilities) of the Borrower, the Co-Borrowers and each of their Subsidiaries as they become absolute and matured, (iii) the Borrower, the Co-Borrowers and each of their Subsidiaries will be able to pay their respective debts, including contingent liabilities, as they mature and become due, (iv) the Borrower, the Co-Borrowers and each of their Subsidiaries is not, and will not be, engaged in a business for which its capital is, or would be, unreasonably small, and (v) the Borrower, the Co-Borrowers and each of their Subsidiaries has not incurred (by way of assumption or otherwise) any obligation or liability (contingent or otherwise) under the Credit Agreement, or any of the other Loan Documents to which it is a party, nor has it made any conveyance pursuant to or in connection therewith, with actual intent to hinder, delay or defraud either present or future creditors of the Borrower, the Co-Borrowers or each of their Subsidiaries. Revised Schedule 1.1(A). Schedule 1.1(A) to the Credit Agreement is hereby amended and restated as set forth on
Schedule 1.1(A) attached to this Amendment No. 4 and made a part hereof. From and after the date of this Amendment No. 4 and subject to the terms of the Credit Agreement, the Loans, Commitment Fees and Letter of Credit Fees shall bear interest or be determined, as the case may be, as set forth on Schedule 1.1(A) attached to this Amendment No. 4. Revised Schedule 1.1(B). Schedule 1.1(B) to the Credit Agreement is hereby amended and restated as set forth on
Schedule 1.1(B) attached to this Amendment No. 4 and made a part hereof Revised Compliance Certificate. Exhibit 8.3.4 to the Credit Agreement is hereby amended and restated as set forth on Exhibit 8.3.4 attached to this Amendment No. 4 and made a part hereof. Conditions of Effectiveness of this Amendment and Restatement. The effectiveness of this Amendment is expressly conditioned upon satisfaction of each of the following conditions precedent: Representations and Warranties; No Defaults. The representations and warranties of the Borrower and the Co-Borrowers contained in Article 6 of the Credit Agreement shall be true and accurate on the date hereof with the same effect as though such representations and warranties had been made on and as of such date (except representations and warranties which relate solely to an earlier date or time, which representations and warranties shall be true and correct on and as of the specific dates or times referred to therein), and the Borrower and the Co-Borrowers shall have performed and complied with all covenants and conditions hereof; no Event of Default or Potential Default under the Credit Agreement shall have occurred and be continuing or shall exist. The execution by the Borrower and the Co-Borrowers of this Amendment shall be deemed to be a certification of all such matters as of the date hereof. Legal Details; Counterparts. All legal details and proceedings in connection with the transactions contemplated by this Amendment shall be in form and substance satisfactory to the Administrative Agent. The Administrative Agent shall have received counterparts of this Amendment duly executed by the Borrower, the Co-Borrowers, the Guarantors and the Required Lenders, and the Administrative Agent shall have received all such other counterpart originals or certified or other copies of such documents and proceedings in connection with such transactions, in form and substance satisfactory to the Administrative Agent, including without limitation, replacement Notes and a modification agreement to the Mortgage to evidence that the increased Commitments are secured by the Real Property. The Administrative Agent shall have received such officers' and secretaries' certificates of the Loan Parties and opinions of counsel with respect to this Amendment and the Loan Documents delivered pursuant hereto as shall be satisfactory to the Administrative Agent. The Borrower shall pay or cause to have been paid to the Administrative Agent and the Lenders to the extent not previously paid the fees accrued through the date hereof and the cost and expenses of the Administrative Agent and the Lenders which are reimbursable under the Agreement, the Loan Documents or any related documents. This Amendment may be executed by the parties hereto in any number of separate counterparts, each of which when taken together and duly executed and delivered shall together constitute one and the same instrument. Force and Effect. Except as expressly modified by this Amendment, the Credit Agreement and the other Loan Documents are hereby ratified and confirmed and shall remain in full force and effect after the date hereof. By their execution and delivery of this Amendment, the Guarantors acknowledge and agree that their respective obligations and liabilities under the Guaranty Agreement extend to all Obligations of the
Borrower and the Co-Borrowers, or either one of them. The Loan Parties acknowledge and agree that the Security Agreements previously executed by the Loan Parties and all other Loan Documents, including without limitation, all documents which grant liens and security interests in favor of the Administrative Agent for the benefit of the Lenders, remain in full force and effect and secure the joint and several Obligations of the Borrower and the Co-Borrowers, and to the extent set forth in such Loan Documents, the other Loan Parties. Governing Law. This Amendment shall be deemed to be a contract under the laws of the Commonwealth of Pennsylvania and for all purposes shall be governed by and construed and enforced in accordance with the internal laws of the Commonwealth of Pennsylvania without regard to its conflict of laws principles. Effective Date. This Amendment shall be dated as of and shall be effective as of the date and year first above written, which date shall be the date of the satisfaction of all conditions precedent to effectiveness set forth in this Amendment.




                                 SCHEDULE 1.1(A)

                                  PRICING GRID

------------------------------------------------------------------------------------------------------------------------------------
                                              Revolving Credit    Revolving Credit
                      Leverage Ratio           and Term Loan A     and Term Loan A     Term Loan B     Term Loan B
     Level                                    Euro-Rate Spread    Base Rate Spread      Euro-Rate       Base Rate    Commitment Fee*
     -----                                     and Letter of                             Spread        Spread rate
                                                Credit Fee

------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

      I        Less than 2.0 to 1.0                1.750%              0.250%            3.500%          2.000%           .375%
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

      II       Equal to or greater than 2.0        2.000%              0.500%            3.500%          2.000%           .375%
               to 1.0 but less than  2.5 to
               1.0
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

     III       Equal to or greater than 2.5        2.375%              0.875%            3.500%          2.000%           .375%
               to 1.0 but less than  3.0 to
               1.0
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

     IV**      Equal to or greater than 3.0        2.750%              1.250%            3.500%          2.000%           .500%
               to 1.0
------------------------------------------------------------------------------------------------------------------------------------




         The Applicable Margin, Applicable Commitment Fee Rate and Letter of Credit Fee shall be adjusted, and any increase or decrease therein shall become effective on the first day of each month following the due date for the delivery of each Compliance Certificate in the form of Exhibit 8.3.4, based on the Leverage Ratio as calculated in such Compliance Certificate.

         * For each day in a period when the Revolving Facility Usage is less than one half (1/2) of the aggregate amount of the Revolving Credit Commitments, the Applicable Commitment Fee Rate used to calculate the Commitment Fees in accordance with Section 2.3 shall be one and one-half times the amount set forth in the Pricing Grid.

         ** The default rate in Section 4.3 may increase these interest rates.