Form 10-K
period 2000-09-30
RENT WAY INC
filed 2001-07-02
CIK 893046

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

         [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ].


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  Based on the closing sales price on June 25, 2001, the aggregate market value of stock held by non-affiliates of the registrant is $202,207,327.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                CLASS                    OUTSTANDING AS OF JUNE 25, 2001
             Common Stock                           24,509,979


                    DOCUMENTS INCORPORATED BY REFERENCE: NONE


================================================================================

                                 RENT-WAY, INC.


                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND FUTURE PROSPECTS................................... 1

PART I
         Item 1.   Business...................................................................................... 2
         Item 2.   Description of Properties..................................................................... 9
         Item 3.   Legal Proceedings.............................................................................10
         Item 4.   Submission of Matters to a Vote of Security Holders...........................................10

PART II
         Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.........................11
         Item 6.   Selected Financial Data.......................................................................11
         Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.........13
         Item 7A.  Quantitative and Qualitative Disclosures About Market Risk....................................18
         Item 8.   Financial Statements and Supplementary Data...................................................19
         Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........47

PART III
         Item 10.  Directors and Executive Officers of the Company...............................................48
         Item 11.  Executive Compensation........................................................................49
         Item 12.  Security Ownership of Certain Beneficial Owners and Management................................52
         Item 13.  Certain Relationships and Related Transactions................................................53
         Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............................53


         Signatures..............................................................................................54

                                 RENT-WAY, INC.

 CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND FUTURE PROSPECTS

     This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding Rent-Way's future prospects. See particularly statements appearing in Item 1, "Business--Accounting Investigation and Related Developments" and Item 7, "Management's Discussion and Analysis of Financial Condition," among others. These statements may be identified by terms and phrases such as "anticipate", "believe", "intend", "estimate", "expect", "continue", "should", "could", "may", "plan", "project", "predict", "will" and similar expressions and relate to future events and occurrences. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. Factors that could cause actual results to differ materially from those expressed or implied in such statements include but are not limited to:

           Rent-Way's ability to control and normalize operating expenses and to continue to realize operating efficiencies.

           Rent-Way's ability to make principal and interest payments on its high-level of outstanding bank debt.

           Rent-Way's ability to negotiate an amendment to its existing senior credit facility, under which it is currently in default, or to refinance the debt thereunder.

           The outcome of any class action and derivative lawsuits commenced against Rent-Way and its officers and directors and any proceedings or investigations involving Rent-Way commenced by governmental authorities, including the Securities and Exchange Commission and the United States Department of Justice.

           Rent-Way's ability to develop, implement, and maintain reliable and adequate internal accounting systems and controls.

           Rent-Way's ability to retain existing senior management and attract additional management employees.

           General economic, business, and demographic conditions, including demand for Rent-Way's products and services.

           General conditions relating to the rental-purchase industry and the prepaid local phone service industry, including the impact of state and federal laws regulating or otherwise affecting the rental-purchase transaction and prepaid local phone service transaction.

           Competition in the rental-purchase industry and prepaid local phone service industry, including competition with traditional retailers.

           Rent-Way's ability to enter into and to maintain relationships with vendors of its rental merchandise including its ability to obtain goods and services on favorable credit terms.


     Given these factors, undue reliance should not be placed on any forward-looking statements, including statements regarding Rent-Way's future prospects. Such statements speak only as of the date made. Rent-Way undertakes no obligation to update or revise any such statements whether as a result of new information, the occurrence of future events, or otherwise.

                                     PART I
ITEM I.  BUSINESS

GENERAL

     Rent-Way, Inc. (the "Company" or "Rent-Way") is the second largest operator in the rental-purchase industry with 1,134 stores in 42 states as of June 1, 2001. The Company offers quality brand name computers, home entertainment equipment, furniture, appliances, and jewelry to customers under full-service, rental-purchase agreements that generally allow the customer to obtain ownership of the merchandise at the conclusion of an agreed upon rental period. The Company also provides prepaid local phone service to consumers on a monthly basis through dPi Teleconnect LLC ("DPI"), its 70%-owned subsidiary. Management believes that these rental-purchase arrangements appeal to a wide variety of customers by allowing them to obtain merchandise that they might otherwise be unable or unwilling to obtain due to insufficient cash resources or lack of access to credit or because they have a temporary, short-term need for the merchandise or a desire to rent rather than purchase the merchandise. The Company operates in two segments: in the rental-purchase industry and, through DPI, in the prepaid local phone service industry.

     The Company's principal executive offices are located at One RentWay Place, Erie, Pennsylvania 16505; and its telephone number is (814) 455-5378. The Company's Internet address is http://www.rentway.com.

ACCOUNTING INVESTIGATION AND RELATED DEVELOPMENTS

     Background. On October 30, 2000, Rent-Way announced that it was investigating certain accounting matters, including potential accounting improprieties, affecting its financial results for fiscal 2000 and that based on its preliminary investigation it expected these matters to have a negative, non-cash impact of between $25.0 and $35.0 million on its estimated fiscal 2000 pre-tax earnings. These matters were discovered by management prior to completion of preparation of the Company's fiscal 2000 audited financial statements. The Audit Committee of the Board of Directors immediately instituted an investigation of the these matters with the assistance of the Company's outside counsel, Hodgson Russ LLP, special counsel to the Audit Committee, Ross & Hardies, and a special investigative team from PricewaterhouseCoopers LLP, Rent-Way's independent auditors. The Audit Committee and Rent-Way's bank lenders also jointly retained Ernst & Young LLP, to assist in the investigation and to review the investigation conducted by PricewaterhouseCoopers LLP. On the discovery of these matters, Matthew J. Marini, the Company's Controller and Chief Accounting Officer, was suspended; Jeffrey A. Conway, the Company's President and Chief Operating Officer, was asked to relinquish his operating responsibilities.

     On December 12, 2000, the Company announced that based on its investigation to that date it expected the accounting matters to have a negative, non-cash impact of between $65.0 and $75.0 million on its estimated fiscal 2000 pre-tax earnings and possibly require revision of its fiscal 1999 audited financial statements. Also on December 12, 2000, the employment of Mr. Marini was terminated. At the request of the Board of Directors, Mr. Conway resigned effective December 31, 2000. Mr. Conway also resigned from the Board of Directors. As a result of information developed in the investigation, the scope of the fiscal 2000 audit was expanded, additional auditing procedures were conducted, and the Company undertook an expanded review of its financial reporting matters.

     On May 24, 2001, the Company announced that it expected the accounting matters to have an aggregate negative, non-cash impact of approximately $127.0 million on estimated fiscal 2000 and audited fiscal 1999 pre-tax earnings. The Company also announced that it was examining its fiscal 1998 audited financial statements for possible revision.

     Results of Investigation and Audit. After evaluating information revealed in the investigation and in preparation of its fiscal 2000 year-end financial statements, the Company has determined that improper accounting entries were made in fiscal 2000, 1999 and 1998 that overstated assets and income and understated liabilities and expense. These entries were made by or at the direction of the Company's former Controller. The entries were numerous, involved several different accounts, were often in relatively small amounts, and had the effect of overstating operating income. There were several techniques used to hide these improprieties including preparing false monthly management reports for review by senior management, instructing lower-level employees to manipulate the Company's management information system in order to support the improper entries, requesting third-party vendors to issue documents used to support the improper entries and misleading the Company's independent auditors regarding the existence and results of internal inventories of Company assets, among others. The total amount of adjustments relating to these improper entries affecting pre-tax operating income in fiscal 2000, 1999 and 1998 is $74.3 million, $21.0 million and $2.3 million, respectively. Additional adjustments in fiscal 2000 totaling $24.5 million consist of (1) year-end audit adjustments, including increases in expense accruals and reserves, $4.0 million, write-offs of unrealizable or non-existent balance sheet assets, including cash, accounts receivable, idle and missing rental merchandise and prepaid items, $7.5 million, and updates and reconciliations of asset and liability account balances, $9.5 million, (2) adjustments necessary to give effect to the operations of DPI, $2.7 million and (3) adjustments relating to changes in accounting method or adoption of new accounting policies, $0.8 million. With respect to fiscal 1999 and 1998, the Company has also made adjustments to conform the application of certain accounting principles for all periods presented. The total amount of adjustments relating to these changes in accounting principles affecting pre-tax operating income in fiscal 1999 and 1998 is $2.6 million and $0.6 million, respectively. In addition, the Company has also decided to record certain previously unrecorded recurring adjustments that were initially identified in its preparation of its fiscal 1999 and 1998 financial statements. The Company had previously decided not to record these adjustments on the basis of immateriality. The Company has now decided to give effect to these adjustments in fiscal 1999 and 1998 as appropriate. The total amount of these adjustments affecting pre-tax operating income in fiscal 1999 and 1998 are ($0.7 million) and $3.4 million, respectively.

     As a result, the Company has determined to restate its previously reported fiscal 1999 and 1998 financial statements and its fiscal 2000 unaudited quarterly financial statements. The restated fiscal 1999 and 1998 financial statements are included with the financial statements contained in this report. The fiscal 2000 year-end financial statements included in this report give effect to the required restatements to the Company's previously reported fiscal 2000 unaudited quarterly financial results. The Company will file amended Form 10-Qs for the fiscal 2000 quarters ended June 30, and March 31, 2000, and December 31, 1999, as soon as practicable.

     Nature of the improprieties. For the year ended September 30, 2000, the improper accounting entries primarily required adjustments to the following asset accounts: rental merchandise and accumulated depreciation, $36.8 million; advertising rebates receivable, $3.0 million; prepaid expenses, $3.7 million; construction inventory, $2.9 million; and fixed assets, $11.7 million. In addition, expense accruals were improperly reduced or eliminated, aggregating $2.4 million; and certain operating expenses were not recorded in the period in which they were incurred, primarily vendor invoices and other payables, aggregating $6.7 million. In addition, improper purchase accounting entries were made that charged expenses to goodwill related to the Company's acquisitions of RentaVision, Inc., and America's Rent-to-Own, Inc., totaling $7.1 million.

     For the year ended September 30, 1999, the improper accounting entries primarily required adjustments to the following asset accounts: rental merchandise and accumulated depreciation, $6.1 million; advertising rebates receivable, $5.7 million; parts inventory, $1.1 million; and fixed assets, $2.0 million. In addition, certain operating expenses were not recorded in the period in which they were incurred, primarily vendor invoices and other payables, which aggregated $6.1 million. After adjusting for all matters arising in the investigation and audit, the Company recalculated its income tax provision reducing income tax expense by $8.0 million. The impact of these matters in fiscal 1999 was to overstate income before taxes by $23.4 million and net income by $15.4 million.

     For the year ended September 30, 1998, the improper accounting entries required adjustments to rental merchandise of $0.9 million and to prepaid advertising of $.2 million. In addition, an advertising expense accrual of $1.0 million and an accrual for customer deposits of $.2 million were not recorded. After adjusting for all matters, the Company recalculated its income tax provision reducing income tax expense by $2.6 million. The impact of these matters in fiscal 1998 was to overstate income before taxes by $6.5 million and net income by $4.0 million.

     For additional information regarding adjustments to the Company's financial results, see "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operation" and Notes 1 and 19 of the "Notes to the Consolidated Financial Statements" included in Item 8.

     As a result of these accounting matters, the Company is in default of its credit facility. The Company is currently operating under a forbearance agreement with its bank lenders, which expires on July 31, 2001. See "Item 7--Management's Discussion and Analysis--Liquidity and Capital Resources."

     Following the announcement of the investigation, twelve purported class action lawsuits were filed against the Company and its officers. A lawsuit was also filed as a purported shareholder derivative action against the Company, its officers and certain directors. In addition, the Securities and Exchange Commission and the United States Attorney for the Western District of Pennsylvania are conducting investigations. See "Item 3--Legal Proceedings."

BUSINESS HISTORY

     Rent-Way was founded in 1981 to operate a rental-purchase store in Erie, Pennsylvania. In fiscal 1993, the Company was operating 19 stores in three states and had completed its initial public offering. In fiscal 1994, the Company acquired 20 rental-purchase stores through its acquisition of D.A.M.S.L. Corporation. In fiscal 1995, the Company acquired 50 rental-purchase stores, 46 through the acquisition of McKenzie Leasing Corporation. In fiscal 1996, the Company acquired 32 rental-purchase stores in four separate transactions. In fiscal 1997, the Company acquired 92 rental-purchase stores, 70 of which were acquired from Perry Electronics, Inc. d/b/a Rental King. In fiscal 1998, the Company acquired 226 rental-purchase stores, 50 of which were acquired from Ace Rentals and 145 of which were acquired from Champion Rentals, Inc. The Company also opened 13 new stores in fiscal 1998.

     On December 10, 1998, the Company completed a merger (the "Merger") with Home Choice Holdings, Inc. ("HMCH" or "Home Choice"). The Merger, as per the terms of the agreement, was recorded as a pooling of interests, in accordance with Accounting Principles Board ("APB") Opinion No. 16. Under the terms of the agreement the Company issued 0.588 shares of common stock for each outstanding share of HMCH common stock. The Merger increased the outstanding shares of the Company by approximately 10,025,000 shares. HMCH, at the time of the Merger, operated 458 stores in 26 states, primarily in the southeastern, midwestern, and southwestern portions of the United States, with annual revenues of approximately $260 million. As a result of the Merger, the Company became the second largest company in the rental-purchase industry. Also in fiscal 1999, the Company acquired 275 rental-purchase stores, 250 of which were acquired from RentaVision, Inc. in September 1999 and 21 of which were acquired from America's Rent-to-Own Center, Inc. in June 1999. The Company also opened 12 new stores in fiscal 1999.

FISCAL 2000 DEVELOPMENTS

     New Stores. During fiscal 2000, the Company entered into several transactions in which it acquired 24 stores. On March 22, 2000, the Company acquired 10 stores in Alabama and Tennessee from ABC Television d/b/a Prime Time Rentals. On June 13, 2000, the Company acquired one store in Bartlesville, OK, from Go Leasing, Inc. On August 16, 2000, the Company acquired a store in Crossville, TN, from Rent-A-Center, Inc. On September 1, 2000, the Company acquired one store in Easley, SC, from Delta Electronics, Inc. On September 14, 2000, the Company acquired 8 stores in North Carolina from eight separate corporations doing business as Rent City. On September 21, 2000, the Company acquired 3 stores in Oregon from Family Rent to Own, Inc. In connection with acquisitions, the Company implements a strategy to improve the operations of the acquired stores. As part of this strategy, the Company generally purchases new merchandise, upgrades the appearance of the stores, increases the amount of advertising utilized per store, and implements a training program for store employees. During fiscal 2000, the Company also opened 68 new stores in 31 states.

     Agreement with Gateway. The Company entered into a three-year agreement with Gateway Companies, Inc. in April 2000 to be an authorized supplier of Gateway personal computers and related peripherals in the rental-purchase industry. Subject to Rent-Way meeting purchase volume requirements, Gateway has agreed not to enter into any similar arrangement with any of Rent-Way's largest industry competitors, including Rent-A-Center, Aaron Rents and Rainbow Rentals. As part of this transaction, Gateway invested $7.0 million for 348,910 shares of Rent-Way common stock. Under this agreement, the Company offers Gateway personal computers and prepaid, unlimited Internet access to our customers under a rental-purchase contract at between $19.99 and $29.99 per week, depending on configuration.

     Investment in dPi Teleconnect LLC. Rent-Way acquired a 49% interest in DPI in January 2000 and an additional 21% interest in May 2000 and now owns 70% of the company. DPI offers prepaid local phone service and targets its services to customers whose local phone service has been disconnected. The service is paid for in advance and requires no long-term obligation on the part of the customer. As of June 1, 2001, DPI offered its services in 780 of the Company's stores and approximately 1,600 locations of independent agents. The number of DPI customers has grown from 14,000 at December 31, 1999, to 55,000 as of June 1, 2001.

THE RENTAL-PURCHASE INDUSTRY

     Begun in the mid- to late-1960s, the rental-purchase business offers an alternative to traditional retail installment sales. The rental-purchase industry provides brand name merchandise to customers generally on a week-to-week or month-to-month basis under a full service rental agreement, which in most cases includes a purchase option. The customer may cancel the rental agreement at any time without further obligation by returning the product to the rental-purchase operator.

     The Association of Progressive Rental Organizations ("APRO"), the industry's trade association, estimated that at the end of 1999 the U.S. rental-purchase industry comprised approximately 8,000 stores providing 6.9 million products to 3.1 million households. The Company believes that its customers generally have annual household incomes ranging from $20,000 to $40,000. Based on APRO estimates, the rental-purchase industry had gross revenues of $5.0 billion in 1999. Until recently, the rental-purchase industry was highly fragmented. Over the past five years, the industry has experienced significant consolidation and maturation. The two largest national rental-purchase chains, Rent-A-Center and Rent-Way, now operate approximately 44 percent of total industry stores.

STRATEGY

     Management believes that the Company's continued success depends on successful implementation of the following business strategies:

     Improving Existing Store Performance. In fiscal 2001 the Company has focused and intends to continue to focus on improving store operating margins and cash flow by increasing existing rental merchandise usage, controlling expenditures for new rental merchandise and operating expenses and making competitive price increases. The improved cash flow will be used to pay down existing debt.

     Rental merchandise levels in the stores will be closely monitored. Store managers will encounter greater scrutiny at the regional and corporate level of orders placed for rental merchandise. Before orders are placed, inventory levels will be reviewed against pre-approved standards to prevent the purchase of excess inventory.

     In order to better control operating expenses, a greater focus will be placed on payroll and store staffing levels. Store staffing level guidelines have been developed to ensure the stores have adequate numbers of employees during peak business hours while minimizing overtime and excess payroll.

     Reducing Corporate Overhead. The Company is currently evaluating its corporate-level processes, procedures and staffing levels and hopes to achieve increased corporate-level efficiency and a reduction of corporate expenditures as a result of this evaluation.

     Customer-Focused Philosophy. Management believes that through the continued adherence to its "Welcome, Wanted and Important" business philosophy, it should be able to increase its new and repeat customer base, and thus the number of units it has on rent, thereby increasing revenues and net income. The "Welcome, Wanted and Important" philosophy is a method by which the Company seeks to create a store atmosphere conducive to customer loyalty. The Company attempts to create this atmosphere through the effective use of advertising and merchandising strategies, by maintaining the clean and well-stocked appearance of its stores and by providing a high level of customer service (such as the institution of a toll-free 1-800-RENTWAY complaint and comment line). The Company's advertising emphasizes brand name merchandise from leading manufacturers. In addition, merchandise selection within each product category is periodically updated to incorporate the latest offerings from suppliers. Services provided by the Company to the customer during the term of the contract include home delivery, installation, ordinary maintenance and repair services and pick-up at no additional charge. Store managers also work closely with each customer in choosing merchandise, setting delivery dates and arranging a suitable payment schedule. As part of the "Welcome, Wanted and Important" philosophy, store managers are empowered, encouraged and trained to make decisions regarding store operations subject only to certain Company-wide operating guidelines and general policies.

     Enhancing the Company's Product Lines--Leveraging Distribution Channel. One of the Company's principal strategies is to provide the rental-purchase customer with the opportunity to obtain high quality, state-of-the-art merchandise. The Company attempts to maintain a broad selection of products representing the latest in technology and style. The Company also believes it has a unique distribution channel to a consumer that is underserved. Accordingly, the Company intends to leverage this distribution channel by identifying opportunities to offer other products and services not traditionally offered to the rental-purchase customer.

     Monitoring Store Performance. The Company's management information system allows each store manager to track rental and collection activity on a daily basis. The system generates detailed reports that track inventory movement by piece and by product category and the number and frequency of past due accounts and other collection activity. Physical inventories are regularly conducted at each store to ensure the accuracy of the management information system data. Senior management monitors this information to ensure adherence to established operating guidelines. In addition, each store is provided with a monthly profit and loss statement to track store performance. Management believes the Company's management and accounting information systems enhance its ability to monitor and affect the operating performance of existing stores and to integrate and improve the performance of newly acquired stores. In fiscal 2000, the Company launched an internal audit program. The audit program includes the inspection of a store's cash, fixed assets, and rental merchandise agreements. In addition, the auditors ensure compliance of certain company policies and procedures. Upon the completion of a store audit, a report is generated and circulated to appropriate management personnel. Follow up responses and visits are scheduled as appropriate.

     Results-Oriented Compensation. Management believes that an important reason for the Company's positive store-level financial performance and growth has been the structure of its management compensation system. A significant portion of the Company's regional and store managers' total compensation is dependent upon store performance. Profit incentives when earned can count for as much as 30 percent of a store manager's pay. Regional and store managers earn incentives by increasing both store revenues and operating profits. As further incentive, the Company grants managers stock options. Management believes that the Company's emphasis on incentive-based compensation is instrumental in the Company's ability to attract, retain, and motivate its regional and store managers.

     Manager Training and Empowerment. The Company constantly updates its training materials and procedures to reflect changing policies, products and services. The Company will launch a new computer based training (CBT) initiative in the fourth quarter of fiscal 2001. The advantage of the CBT format is easy access through the company intranet and the ease of keeping training materials up to date. All store personnel will be required to complete a variety of job appropriate training programs. Tests will be given at the completion of each stage of training to ensure that the employee comprehends the material.

OPERATIONS

Company Stores. As of June 1, 2001, the Company operates 1,134 stores in 42 states as follows:

                        NUMBER OF                     NUMBER OF                    NUMBER OF                   NUMBER OF
         LOCATION        STORES        LOCATION        STORES        LOCATION        STORES       LOCATION       STORES
     -----------------   ------    -----------------   ------    -----------------   ------    ----------------  ------
     Texas.............   122      Kentucky..........    37      Massachusetts.....    13      California......    4
     Florida...........    89      Virginia..........    36      Nebraska...........   13      Utah............    4
     New York..........    76      Arkansas..........    34      Colorado..........    11      Connecticut.....    3
     Ohio..............    62      Michigan..........    30      Washington.........   10      Rhode Island....    2
     Pennsylvania......    62      Alabama...........    28      Iowa...............   9       South Dakota....    2
     South Carolina....    62      Arizona...........    18      New Hampshire......   9       Idaho...........    2
     North Carolina....    55      Kansas.............   18      New Mexico.........   9
     Indiana...........    42      Missouri..........    18      West Virginia......   8
     Louisiana.........    41      Oklahoma..........    16      Vermont............   7
     Tennessee.........    41      Maryland..........    16      Nevada.............   6
     Georgia...........    40      Mississippi........   15      Oregon.............   6
     Illinois..........    40      Maine.............    13      Delaware...........   5

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

     Product Selection. The Company offers brand name computers, home entertainment equipment, furniture, major appliances and jewelry. Home entertainment equipment includes television sets, VCRs, camcorders and stereos. Major appliances offered by the Company include refrigerators, ranges, washers and dryers. The Company's product line currently includes the Zenith, RCA, JVC, Phillips and Panasonic brands in home entertainment equipment, the Amana, Crosley, General Electric, and Kenmore brands in major appliances and the Ashley, Bassett, Howard Miller, and New England Corsair brands in furniture. In June 2000, the Company added Gateway computers to its product line. The Company closely monitors customer rental requests and adjusts its product mix accordingly.

     For the year ended September 30, 2000, payments under rental-purchase contracts for home entertainment products including computers accounted for approximately 47.1%, furniture for 28.2%, appliances for 19.8%, jewelry for 4.9%, and other items for 0.1% of the Company's rental revenues. Customers may rent either new merchandise or previously rented merchandise. Weekly rentals currently range from $7.99 to $44.99 for home entertainment equipment, from $6.99 to $41.99 for furniture, from $10.99 to $31.99 for major appliances and from $9.99 to $25.99 for jewelry. Gateway computers with Internet access are offered as low as $19.99 per week. Previously rented merchandise is typically offered at the same weekly or monthly rental rate as is offered for new merchandise, but with an opportunity to obtain ownership of the merchandise after fewer rental payments.

     Rental-Purchase Agreements. Merchandise is provided to customers under written rental-purchase agreements that set forth the terms and conditions of the transaction. The Company uses standard form rental-purchase agreements, which are reviewed by legal counsel and customized to meet the legal requirements of the various states in which they are to be used. Generally, the rental-purchase agreement is signed at the store, but may be signed at the customer's residence if the customer orders the product by telephone and requests home delivery. Customers rent merchandise on a week-to-week and, to a lesser extent, on a month-to-month basis with rent payable in advance. At the end of the initial and each subsequent rental period, the customer retains the merchandise for an additional week or month by paying the required rent or may terminate the agreement without further obligation. If the customer decides to terminate the agreement, the merchandise is returned to the store and is then available for rent to another customer. The Company retains title to the merchandise during the term of the rental-purchase agreement. If a customer rents merchandise for a sufficient period of time, usually 12 to 24 months, ownership is transferred to the customer without further payments being required. Rental payments are typically made in cash or by check or money order. The Company does not extend credit. See "--Government Regulation."

     Product Turnover. Generally, a minimum rental term of between 12 and 24 months is required to obtain ownership of new merchandise. Based upon merchandise returns for the year ended September 30, 2000, the Company believes that the average period of time during which customers rent merchandise is 17 to 18 weeks. However, turnover varies significantly based on the type of merchandise being rented, with certain consumer electronic products, such as camcorders and VCRs, generally being rented for shorter periods, while appliances and furniture are generally rented for longer periods. Most rental-purchase transactions require delivery and pickup of the product, weekly or monthly payment processing and, in some cases, repair and refurbishment of the product. In order to cover the relatively high operating expenses generated by greater product turnover, rental-purchase agreements require larger aggregate payments than are generally charged under installment purchase or credit plans for similar merchandise.

     Customer Service. The Company offers same-day delivery, installation and pick-up of its merchandise at no additional cost to the customer. The Company also provides any required service or repair without charge, except for damage in excess of normal wear and tear. If the product cannot be repaired at the customer's residence, the Company provides a temporary replacement while the product is being repaired. The customer is fully liable for damage, loss or destruction of the merchandise, unless the customer purchases an optional loss/damage waiver. Most of the products offered by the Company are covered by a manufacturer's warranty for varying periods, which, subject to the terms of the warranty, is transferred to the customer in the event that the customer obtains ownership. Repair services are provided through in-house service technicians, independent contractors or under factory warranties. The Company offers Rent-Way Plus, a fee-based membership program that provides special loss and damage protection and an additional one year of service protection on rental merchandise, preferred treatment in the event of involuntary job loss, accidental death and dismemberment insurance and discounted emergency roadside assistance, as well as other discounts on merchandise and services.

COLLECTIONS

     Management believes that effective collection procedures are important to the Company's success. The Company's collection procedures increase the revenue per product with minimal associated costs, decrease the likelihood of default and reduce charge-offs. Senior management, as well as store managers, uses the Company's computerized management information system to monitor cash collections on a daily basis. In the event a customer fails to make a rental payment when due, store management will attempt to contact the customer to obtain payment and reinstate the contract or will terminate the account and arrange to regain possession of the merchandise. However, store managers are given latitude to determine the appropriate collection action to be pursued based on individual circumstances. Depending on state regulatory requirements, the Company charges for the reinstatement of terminated accounts or collects a delinquent account fee. Such fees are standard in the industry and may be subject to state law limitations. See "--Government Regulation." Despite the fact that the Company is not subject to the federal Fair Debt Collection Practices Act, it is the Company's policy to abide by the restrictions of such law in its collection procedures. Charge-offs due to lost or stolen merchandise and discards were approximately 3.9%, 3.5% and 3.5% of the Company's revenues for the years ended September 30, 2000, 1999, and 1998, respectively. The charge-off rate for chains with over 40 stores reporting to APRO in 1999 was 3.6%.

MANAGEMENT

     The Company's stores are organized geographically with several levels of management. At the individual store level, each store manager is responsible for customer relations, deliveries, pick-ups, inventory management, staffing and certain marketing efforts. A Company store normally employs one store manager, one assistant manager, two account managers, and one full-time delivery and installation technician. The staffing of a store depends on the number of rental-purchase contracts serviced by the store.

     In December 2000, the Company reorganized its field management structure. Each store manager reports to one regional manager, each of whom typically oversees six to ten stores. Regional managers are primarily responsible for monitoring individual store performance and inventory levels within their respective regions. The Company's regional managers, in turn, report to divisional vice presidents, who monitor the operations of their divisions and, through their regional managers, individual store performance. The divisional vice presidents report to one of two Executive Vice Presidents who monitor the overall operations of their assigned geographic area. The Executive Vice Presidents report to the corporate-level Vice President of Operations who is responsible for overall Company-wide store operations. Senior management at the Company's headquarters directs and coordinates purchasing, financial planning and controls, management information systems, employee training, personnel matters, advertising, and acquisitions. Headquarters personnel also evaluate the performance of each store.

     At the corporate level, since December 2000, the Company has hired a new Vice President-Controller and Chief Accounting Officer and a new Vice President of Marketing. The Company promoted an employee to be the new Vice President of Purchasing and promoted an employee to be the new Assistant Controller.

DEVELOPMENT AND IMPLEMENTATION OF EFFECTIVE INTERNAL ACCOUNTING SYSTEMS AND CONTROLS

     The Company, in order to strengthen its internal controls, has engaged Scott C. King, of King Capital Group, to assist in evaluating existing accounting policies and procedures. Mr. King has 25 years of public company accounting experience. In addition, Shaffner, Knight and Minnaugh, CPAs, Erie, Pennsylvania, has been engaged to oversee the Company's internal audit function and to monitor compliance with financial reporting and internal controls.

MANAGEMENT INFORMATION SYSTEM

     The Company believes that its proprietary management information system provides it with a competitive advantage over many small rental-purchase operations. The Company uses an integrated computerized management information and control system to track each unit of merchandise and each rental-purchase agreement. The Company's system also includes extensive management software and report generating capabilities. Reports for all stores are reviewed daily by senior management and any issues are addressed the following business day. Each store has the ability to track individual components of revenue, idle items, items on rent, delinquent accounts and other account information. Management electronically gathers each day's activity report. Company management has access to operating and financial information about any store location or region in which the Company operates and generates management reports on a daily, weekly, month-to-date and year-to-date basis. Utilizing the management information system, senior management, regional managers and store managers can closely monitor the productivity of stores under their supervision as compared to Company-prescribed guidelines. While the Company believes its management information system is competitive to meet its needs for the foreseeable future, the Company is currently developing a new enhanced store-level point of sale system.

PURCHASING AND DISTRIBUTION

     The Company's general product mix is determined by senior management, based on an analysis of customer rental patterns and introduction of new products on a test basis. Individual store managers are responsible for determining the particular product selection for their store from a list of products approved by senior management. All purchase orders are executed through regional managers and the Company's purchasing department to ensure that inventory levels and mix at the store level are appropriate. Merchandise is generally shipped by vendors directly to each store, where it is held for rental. The Company purchases its merchandise directly from manufacturers or distributors. The Company generally does not enter into written contracts with its suppliers. Although the Company currently expects to continue its existing relationships, management believes there are numerous sources of products available to the Company, and does not believe that the success of the Company's operations is dependent on any one or more of its present suppliers.

MARKETING AND ADVERTISING

     The Company promotes its products and services through targeted direct mail, spot and national television advertising and, to a lesser extent, through radio and secondary print media advertisement. The Company also solicits business to former and prospective customers via telemarketing. The Company's advertisements emphasize product and brand name selection, prompt delivery and repair, and the absence of any down payment, credit investigation or long-term obligation. Advertising expense as a percentage of revenue for the years ended September 30, 2000, 1999 and 1998 were 3.4%, 4.8% and 5.2%, respectively. In addition to the Company's national advertising efforts, a good deal of emphasis has been placed on the development of a local store-marketing plan to allow the stores to leverage market specific knowledge. As the Company obtains new stores in its existing markets, the advertising expenses of each store in the market can be reduced by listing all stores in the same market-wide advertisement. In addition, the Company participates in cooperative advertising programs with many of its major vendors.

COMPETITION

     The rental-purchase industry is highly competitive. The Company competes with other rental-purchase businesses and, to a lesser extent, with rental stores that do not offer their customers a purchase option. Competition is based primarily on rental rates and terms, product selection and availability, and customer service. With respect to consumers who are able to purchase a product for cash or on credit, the Company also competes with department stores, discount stores and retail outlets that offer an installment sales program or offer comparable products and prices. The Company is the second largest operator in the rental-purchase industry, second only to Rent-A-Center. Rent-A-Center has significantly greater financial and operating resources and name recognition than does the Company.

PERSONNEL

     As of June 1, 2001, the Company had approximately 5,417 employees, 275 of which are located at the corporate headquarters in Erie, Pennsylvania. None of the Company's employees are represented by a labor union. Management believes its relations with its employees are good.

GOVERNMENT REGULATION

     Forty-seven states have enacted legislation for the purpose of regulating rental-purchase transactions. All of these state laws other than Alaska, Hawaii and Montana were enacted five or more years ago. These laws generally require certain contractual and advertising disclosures concerning the nature of the rental-purchase transaction and also provide varying levels of substantive consumer protection, such as requiring a grace period for late payments and providing contract reinstatement rights in the event a rental-purchase agreement is terminated for non-payment. No federal legislation has been enacted regulating the rental-purchase transaction.

     All of the states in which the Company operates impose some type of statutory disclosure requirements, either in rental-purchase agreements or in advertising or both. Rental-purchase legislation, or other statutes, in the majority of these states distinguish rental-purchase transactions from credit sales. Court decisions in the remaining states (with exception of Minnesota, New Jersey and Wisconsin) have characterized rental-purchase transactions as leases rather than credit sales. Court decisions in Minnesota, New Jersey and Wisconsin have created a regulatory environment in those states that is prohibitive to traditional rental-purchase transactions. The Company does not operate in those states.

     The Company instructs its operations personnel in procedures required by applicable laws through policy manuals and on-the-job training. Management believes that the Company's operations and point of sale systems are in compliance with the requirements of applicable laws in all material respects.

     Management believes there is little likelihood of state or federal legislation or additional court decisions re-characterizing rental-purchase transactions as credit sales. The Company, in conjunction with the rental-purchase industry's trade association, closely monitors legislative and judicial activity and is working to legislatively resolve issues created by unfavorable court decisions in Minnesota, New Jersey and Wisconsin.

SERVICE MARKS

     The Company has registered the "Rent-Way" service mark under the Lanham Act. The Company believes that this mark has acquired significant market recognition and goodwill in the communities in which its stores are located. Related designs have also been registered by the Company under the Lanham Act. In connection with the Home Choice merger, the Company acquired the "Home Choice" service mark, which is registered under the Lanham Act.

BUSINESS OF dPi TELECONNECT LLC

     DPI provides local prepaid telephone service on a month-to-month basis to subscribers who have been disconnected by the local telephone company. Generally, this is because they have previously failed to pay a local or long distance phone bill or, due to poor credit, are asked to remit a deposit to their local telephone company which they are unable to do. Because DPI does not require credit checks or deposits, it is an attractive alternative to these customers.

     DPI was formed in late 1998. This business was made possible by the Telecommunications Act of 1996, which encouraged the establishment of competitive local exchange carriers, or CLECs. DPI currently operates in a niche segment of the CLEC industry. CLECs compete with the regional Bell operating companies or their established, or incumbent local telephone service providers, or ILECs. The market for DPI's prepaid local telephone services is principally consumers whose credit rating or whose prior payment history with the ILEC is poor. Although not identical, the Company believes DPI's potential customer base overlaps significantly with Rent-Way's customer base.

     In order to conduct its business, DPI is required to obtain governmental authorization in each state in which it provides local telephone service. At the present time, DPI has obtained or has pending such authorization in 41 states. DPI licenses must be renewed on a periodic basis. In addition to governmental approval, DPI must enter into a resale contract with an ILEC to purchase service for resale. Under applicable federal law, all ILECs are required to negotiate such contracts with CLECs. At the present time, DPI has resale agreements in place with all existing major ILECs and is moving forward on agreements with several smaller regional ILECs. DPI markets and sells its services through a network of agents. The Company, with 780 stores now offering the service, is DPI's largest agent. Customers generally pay the Company and other agents of DPI between $30.00 and $65.00 per month for prepaid local telephone services, depending on area retail pricing and additional feature services. Under the Company's contract with DPI, the Company is entitled to retain 10% of the customer's payments as its agent's fee, which is consistent with the fees retained by DPI's other agents. As of June 2001, DPI had 55,000 customers.

ITEM 2.  DESCRIPTION OF PROPERTIES

     The Company leases substantially all of its store facilities under operating leases that generally have terms of three to five years and require the Company to pay real estate taxes, utilities and maintenance. The Company has optional renewal privileges on most of its leases for additional periods ranging from three to five years at rental rates generally adjusted for increases in the cost of living. There is no assurance that the Company can renew the leases that do not contain renewal options, or that if it can renew them, that the terms will be favorable to the Company. Management believes that suitable store space is generally available for lease and that the Company would be able to relocate any of its stores without significant difficulty should it be unable to renew a particular lease. Management also expects that additional space will be readily available at competitive rates for new store openings. The Company owns its corporate headquarters located in Erie, Pennsylvania, which comprises 74,000 square feet. The Company owns an office building in Erie, Pennsylvania, which was a satellite office of its former headquarters and is now listed for sale. The Company also owns an office building in Erie, Pennsylvania, which is used for record retention and comprises approximately 8,200 square feet.

ITEM 3.  LEGAL PROCEEDINGS

     Investigations. There are currently pending federal governmental investigations by the SEC and the United States Attorney involving the Company's financial reporting. Rent-Way is cooperating fully in these investigations. Also, as previously discussed, the law firms of Hodgson Russ LLP and Ross & Hardies are conducting an independent investigation of financial reporting issues. A joint interim attorneys' report regarding this investigation dated June 19, 2001, has been conveyed to the board of directors and to management and was considered in connection with the preparation of the Company's financial statements and this report. The investigations are ongoing and the Company cannot predict their outcomes. If Rent-Way were convicted of any crime or subjected to sanctions, or if substantial penalties, damages or other monetary remedies are assessed against Rent-Way, this could have a material adverse effect on the Company's results of operations and financial condition.

     Securities Litigation. As of June 1, 2001, Rent-Way has been served with twelve complaints in purported class action lawsuits filed in or transferred to the U.S. District Court for the Western District of Pennsylvania. The complaints allege that, among other things, as a result of accounting irregularities, the Company's previously issued financial statements were materially false and misleading thus constituting violations of federal securities laws by the Company and by certain officers. The actions allege that the defendants violated Sections 10(b) and/or Section 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. The actions seek damages in unspecified amounts. The actions purport to be brought on behalf of purchasers of the Company's common stock during various periods, all of which fall between January 18, 2000, and October 30, 2000. The District Court has ordered that the actions be consolidated and on March 9, 2001, appointed Cramer Rosenthal McGlynn, LLC, an investment advisor that purchased the Company's common stock for the accounts of its clients, to serve as lead plaintiff and the firm of Gold, Bennett, Cera & Sidener LLP to serve as lead counsel. The lead plaintiff must file a consolidated complaint within 20 days of the filing of this report. Rent-Way is currently evaluating these claims and possible defenses thereto. Additional purported class action lawsuits similar to those described above may be filed, and the existing complaints may be amended to increase the purported class.

     Certain of Rent-Way's officers and directors and Rent-Way, as nominal defendant, have been sued in a shareholder derivative action brought on behalf of Rent-Way in the U.S. District Court for the Western District of Pennsylvania. The derivative complaint purports to assert claims on behalf of Rent-Way against the defendants for violation of duties asserted to be owed by the defendants to Rent-Way and which relate to the events which gave rise to the purported class actions described above. All proceedings in the derivative case have been stayed pending the resolution of the class action lawsuits.

     Rent-Way is presently unable to predict or determine the final outcome of, or to estimate the amounts or potential range of loss with respect to, these matters. Management believes that these matters could have a material adverse impact on the Company's financial position and results of operations.

     Pursuant to its bylaws, Rent-Way is obligated to indemnify its officers and directors under certain circumstances against claims within the lawsuits. Rent-Way may also be obligated to indemnify certain of its officers and directors for the costs they incur as a result of the investigations and lawsuits.

     Rent-Way is also subject to litigation in the ordinary course of business. In the opinion of management, the ultimate outcome of any existing litigation, other than the investigations and the lawsuits described above, would not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is traded on the New York Stock Exchange under the symbol "RWY." The Company's common stock began trading on the New York Stock Exchange on October 8, 1998. The Company's common stock was previously traded on the NASDAQ National Market under the symbol "RWAY". The following table sets forth, for the periods indicated, the high and low bid information per share of the common stock as reported on the NASDAQ National Market for the period prior to October 8, 1998, and the high and low sales prices per share of the common stock as reported on New York Stock Exchange for the period on and after October 8, 1998.

                                       YEAR ENDED            YEAR ENDED
                                      SEPTEMBER 30,         SEPTEMBER 30,
                                         2000                    1999
                                   -------------------   --------------------
                                     HIGH      LOW          HIGH       LOW
          First Quarter..........   $20.25   $13.9375     $28.00      $17.50
          Second Quarter.........    21.00    15.25        27.88       21.38
          Third Quarter..........    30.375   19.50        29.44       20.50
          Fourth Quarter.........    32.25    20.00        25.06       19.00

     As of June 1, 2001, there were 232 record shareholders of Rent-Way's common stock.

     The Company has not paid any cash dividends to shareholders. The declaration of any cash dividends will be at the discretion of the board of directors and will depend upon earnings, capital requirements and the financial position of the Company, general economic conditions and other pertinent factors. The Company does not intend to pay any cash dividends in the foreseeable future. Management intends to use earnings, if any, to repay bank debt and, to the extent permitted by the Company's bank lenders, to develop and expand the Company's business. The Company's bank credit facility prohibits the payment of dividends.

     On September 14, 2000, the Company issued 1,943 shares of its common stock as partial consideration in connection with its acquisition of Rent City. The shares bear restrictions on transfer. The issuance of the shares was exempt from registration under Section 4 (2) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data for the years ended September 30, 1996, 1997, 1998, 1999 and 2000 were derived from the audited financial statements of the Company for those periods. All periods prior to the year ended September 30, 1999, have been restated to reflect the Company's merger with Home Choice in December 1998, which was accounted for as a pooling of interests. The years ended September 30, 1998 and 1999, have been restated to reflect adjustments described in Note 19 to the financial statements included in this report. The historical financial data are qualified in their entirety by, and should be read in conjunction with, Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements of the Company and notes thereto included elsewhere in this report.

                                                                                      YEAR ENDED SEPTEMBER 30,
                                                                 ---------------------------------------------------------------
                                                                 1996(1)(2)   1997(1)(3)   1998(1)(4)     1999(5)       2000(6)
                                                                 ---------------------------------------------------------------
                                                                                         (as restated)  (as restated)
                                                                                         -------------
                                                                          (Dollars in millions, except per share data)
          STATEMENT OF OPERATIONS DATA:
            Total revenues ....................................    $175,333    $320,330     $436,031      $494,352      $592,686
            Operating profit (loss) ...........................       8,710      10,998        8,589        24,062          (742)
            Income (loss) before extraordinary item ...........       3,945       1,566       (5,819)         (246)      (28,041)
            Net income (loss) .................................       3,945       1,297       (5,819)         (765)      (28,041)
            Earnings (loss) applicable to common shares .......       3,816       1,577       (5,819)         (765)      (28,041)
            Basic:
              Income (loss) before extraordinary item .........    $   0.34    $   0.11     $  (0.29)     $  (0.01)     $  (1.20)
              Net income (loss) ...............................    $   0.34    $   0.09     $  (0.29)     $  (0.04)     $  (1.20)

            Diluted:
              Income (loss) before extraordinary item .........    $   0.32    $   0.11     $  (0.29)     $  (0.01)     $  (1.20)
              Net income (loss) ...............................    $   0.32    $   0.09     $  (0.29)     $  (0.04)     $  (1.20)
            Weighted average shares outstanding (in thousands):
              Basic ...........................................      11,954      16,653       20,283        21,341        23,314
              Diluted .........................................      12,089      16,653       20,283        21,341        23,314

          BALANCE SHEET DATA:
            Rental merchandise, net ...........................    $ 76,586    $132,393     $175,085      $196,510      $282,052
            Total assets ......................................     219,105     319,849      481,710       599,502       764,602
            Debt ..............................................      19,751      96,318      179,603       288,130       387,852
            Shareholders' equity ..............................     177,063     183,968      244,090       258,487       267,822

1) The year ended September 30, 1998 reflects the combination of the preceding twelve-month financial periods for each of Rent-Way and Home Choice. The years ended September 30, 1997, and 1996, reflect the combination of twelve months ended September 30 for Rent-Way and twelve months ended December 31 for Home Choice.

2) During the year ended September 30, 1996, the Company acquired 190 rental-purchase stores, 102 through the acquisition of Action TV & Appliance Rental, Inc., which affects the comparability of the historical financial information for the periods presented.

3) During the year ended September 30, 1997, the Company acquired 214 rental-purchase stores, 70 of which were acquired in February 1997 from Perry Electronics, Inc. d/b/a Rental King, which affects the comparability of the historical financial information for the periods presented.

4) During the year ended September 30, 1998, the Company acquired 250 rental-purchase stores, 50 of which were acquired in January 1998 from Ace Rentals and 145 of which were acquired in February 1998 from Champion, which affects the comparability of the historical financial information for the periods presented.

5) During the year ended September 30, 1999, the Company acquired 275 rental-purchase stores, 250 of which were acquired in September 1999 from RentaVision, which affects the comparability of the historical financial information for the periods presented.

6) During the year ended September 30, 2000, the Company acquired 24 rental-purchase stores and a 70% interest in DPI, which affects the comparability of the historical financial information for the periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company has determined that its unaudited financial statements as of and for the periods ended June 30, 2000, March 31, 2000, and December 31, 1999, and its audited financial statements as of and for the years ended September 30, 1999 and 1998, were inaccurate and require restatement. These inaccuracies and required restatements are discussed at "Business--Accounting Investigation and Related Developments" and at Notes 1 and 19 of the notes to the Company's financial statements included in this report. This Management's Discussion and Analysis of Financial Condition and Results of Operations for the years ended September 30, 2000 and 1999 reflects the restatement of the Company's previously reported financial results for the year ended September 30, 1999 and 1998.

OVERVIEW

     Rent-Way is the second largest operator in the rental-purchase industry with 1,134 in 42 states as of June 1, 2001. The Company offers quality brand name home entertainment equipment, furniture, appliances, computers, and jewelry to customers under full-service rental-purchase agreements that generally allow the customer to obtain ownership of the merchandise at the conclusion of an agreed upon rental period. The Company also provides prepaid local phone service to consumers on a monthly basis through DPI. Segment information for the Company is presented in Note 18 of the notes to the financial statements included in this report. The Company has not presented separate information in this Item 7 regarding its prepaid telephone service segment except in the discussion of total revenues and operating income. The Company believes that other items for the prepaid telephone service segment are immaterial.

    Rental-Purchase Acquisitions and Store Openings. Primarily through acquisitions, the number of stores operated by the Company has increased from 597 as of September 30, 1997 to 1,138 as of September 30, 2000. The following table shows the number of stores opened, acquired and/or combined during this three-year period. Since September 30, 2000, the Company has closed or combined 38 stores and opened or acquired 34 stores.

                                                        YEARS ENDED SEPTEMBER 30,
                                                   -----------------------------------
                    STORES                           1998         1999          2000
          -----------------------------------      -------       -------       -------
          Open at Beginning of Period .......         597           869         1,114
          Opened ............................          65            12            68
          Acquired ..........................         250           275            24
          Locations Sold ....................          (8)           --            (4)
          Closed or Combined ................         (35)          (42)          (64)
                                                   -------       -------       -------
          Open at End of Period .............         869         1,114         1,138
                                                   =======       =======       =======

     Fiscal 2000 Acquisitions. On September 21, 2000, the Company acquired from Family Rent-to-Own, Inc., three stores located in Oregon with annual revenues of approximately $2.3 million in exchange for consideration of $1.2 million in cash. On September 14, 2000, the Company acquired one store each from eight companies all doing business as RentCity, with combined annual revenues of approximately $3.4 million. Total consideration for the acquisition was $2.0 million in cash and $50,000 in common stock. On June 13, 2000, the Company acquired one store in Bartlesville, OK, from Go Leasing, Inc. On August 16, 2000, the Company acquired one store in Crossville, TN, from Rent-A-Center, Inc. On September 1, 2000, the Company acquired one store in Easley, SC, from Delta Electronics, Inc.

     On March 22, 2000, the Company purchased the rental merchandise and rental contracts of ABC Television and Appliance Rental, Inc., doing business as Prime Time Rentals ("Prime Time"). The Company purchased the assets of ten stores located in Alabama and Tennessee with annual revenues of approximately $3.8 million in exchange for consideration of $3.1 million in cash. The acquisition was accounted for using the purchase method of accounting. The acquired assets were recorded at their fair values at the date of the acquisition. The excess of the fair value of net assets acquired ("goodwill") of $2.0 million is being amortized over 20 years on a straight-line basis. The total cost of net assets acquired was $3.1 million and consisted of assets of $3.1 million less acquisition costs of $8,000. Assets acquired at estimated fair value, other than goodwill, include rental merchandise of $1.1 million and a non-compete agreement of $60,000.

     On October 19, 2000, the Company acquired 4 stores in Kentucky, North Carolina, and Tennessee from Paradise Valley Holdings, Inc. d/b/a Ace Rentals.

     Fiscal 2000 Store Openings. During the year ended September 30, 2000, the Company opened 68 stores in 31 states. The Company opened 12 more stores during the first quarter of fiscal 2001.

     Acquisition of dPi Teleconnect. On January 4, 2000, the Company acquired a 49% interest in DPI. The Company acquired an additional 21% interest in June 2000. In addition to its ownership interest, the Company acts as an agent for DPI. The Company currently offers DPI's services at 780 of its stores. See "Business of dPi Teleconnect" elsewhere in this report.

     Gateway Agreement. In April 2000 the Company entered into an agreement with Gateway under which the Company became an authorized supplier of Gateway computers and peripherals. Under the agreement, which calls for an initial term of three years, Rent-Way will offer Gateway computers, complete with Internet access, exclusively to customers on a rental-purchase basis. The agreement provides that subject to certain conditions, Gateway will not enter into any similar arrangements with the Company's large industry competitors. Also as part of the agreement, Gateway purchased 348,910 shares of Rent-Way's common stock for approximately $7.0 million.

     Other events. On February 6, 2000, the Company's $20.0 million subordinated convertible debentures were converted at a conversion price of $13.37 per share into 1,495,986 shares of common stock.

RESULTS OF OPERATIONS

     As an aid to understanding the Company's operating results, the following table expresses certain items of the Company's Consolidated Statements of Operations for the years ended September 30, 2000, 1999 and 1998 as a percentage of total revenues.

                                                                   YEARS ENDED
                                                                  SEPTEMBER 30,
                                                     -------------------------------------------
                                                        2000          1999             1998
                                                     -----------  -------------    -------------
                                                                  (As restated)    (As restated)
                                                                  -------------    -------------
              Revenues:.........................
               Rental..........................              84.2%         86.4%         88.1%
                Prepaid phone service...........              1.5            --            --
                Other...........................             14.3          13.6          11.9
                                                       ----------    ----------     ----------
                   Total revenues...............            100.0         100.0          100.0
              Costs and operating expenses:
                Depreciation and amortization:
                   Rental merchandise...........             26.5          25.3           25.0
                   Property and equipment.......              2.7           3.2            2.4
                   Amortization of goodwill.....              2.4           2.0            2.6
                Cost of prepaid phone service...              1.0            --             --
                Salaries and wages..............             25.5          26.3           27.7
                Advertising, net ...............              3.4           4.8            5.2
                Occupancy.......................              7.7           6.6            7.0
                Name change expense.............               --            --            0.4
                Business combination costs......               --           3.6            2.6
                Other operating expense.........             30.9          23.3           25.1
                                                       ----------    ----------     ----------
                   Total costs and operating
                     expenses...................            100.1          95.1           98.0
                                                       ----------    ----------     ----------
                Operating income (loss).........             (0.1)          4.9            2.0
                Interest expense................             (4.7)         (3.3)          (2.7)
                Equity in loss of subsidiary....             (0.1)           --             --
                Other income (expenses), net....              0.3          (0.1)            --
                                                      -----------    ----------     ----------
                 Income (loss) before income
                   taxes and extraordinary item.             (4.8)          1.4           (0.7)
                Income tax expense (benefit)....             (0.1)          1.5           (0.5)
                                                       ----------    ----------     ----------
                 (Loss) before
                   extraordinary item...........             (4.7)          (0.1)         (1.3)
                Extraordinary item..............               --           (0.1)           --
                                                     ------------    -----------    ----------
                   Net (loss)...................             (4.7%)         (0.2%)        (1.3%)
                                                     ============  =============    ==========

FISCAL 2000 COMPARED TO FISCAL 1999 (AS RESTATED)

    Total Revenues. Total revenues increased $98.3 million, or 19.9%, to $592.7 million from $494.4 million. The increase is attributable to the inclusion of a full year's results for the stores acquired and opened in fiscal 1999, a partial year's operations for the stores acquired and opened in fiscal 2000, the addition of DPI revenue, and increased same store revenues offset by the revenue lost from stores closed or merged. The stores acquired in the RentaVision acquisition accounted for $83.5 million, or 85.0%, of the increase. The America's Rent-to-Own acquisition accounted for $6.7 million, or 6.8%, of the increase. The Prime Time acquisition accounted for $1.6 million, or 1.6%, of the increase. Other 2000 acquisitions accounted for $0.2 million, or 0.2%, of the increase. DPI revenue accounted for $9.2 million, or 9.4%, of the increase. Stores opened in fiscal 1999 and 2000 accounted for $11.0 million, or 11.1% of the increase. The Company's same stores accounted for $14.8 million, or 15.0%, of the increase. These increases were offset by a $28.6 million loss in revenue that resulted from stores closed or merged. Same store revenues increased 3.2% to $476.2 million from $461.6 million. This increase in same store revenues is due in part to Gateway computers and prepaid phone service added to the Company's line of products and services during fiscal 2000. Gateway computers accounted for $4.8 million of the increase. Prepaid phone service accounted for $0.8 million of the increase. The Company expects increased same store revenues in fiscal 2001 due to, among many other factors, the addition of new products and services. Management believes that opportunities exist to provide additional non-traditional merchandise and services to its customers.

     Depreciation and Amortization. Depreciation expense related to rental merchandise increased to 26.5% as a percentage of total revenues from 25.3%. This increase is primarily due to the depreciation expense related to the new Gateway computers along with the depreciation expense related to the Compaq computers. These computers, added to the Company's product line in June 2000 and June 1999, respectively, are depreciated on a straight-line basis.

     Depreciation expense related to property and equipment decreased to 2.7% as a percentage of total revenues from 3.2%. This decrease is due to the write-off of assets written off in 1999 and 2000.

    Amortization of goodwill increased to 2.4% as a percentage of total revenues from 2.0%. The increase in amortization expense in 2000 is primarily due to the RentaVision acquisition.

     Salaries And Wages. Salaries and wages increased by $20.7 million to $150.9 million from $130.2 million primarily due to the addition of a full year's salaries and wages for stores acquired in 1999 as well as additions to corporate personnel. Salaries and wages decreased to 25.5% as a percentage of total revenues from 26.3%. This decrease is due to the Company's ability to spread corporate and regional managers' payroll over an increased store revenue base.

     Advertising. Advertising expense decreased from $24.0 million in 1999 to $20.1 million in 2000. The decrease in advertising was due to the advertising in 1999 related to the Home Choice acquisition, not repeated in 2000.

     Occupancy. Occupancy expense increased to $45.8 million from $32.8 million primarily due to the addition of the stores opened and acquired in fiscal 1999 and 2000.

     Other Operating Expenses. Other operating expenses increased by $68.4 million and increased to 30.9% as a percentage of total revenue from 23.3%. The increase in other operating expenses includes increases in rental merchandise losses, automotive expenses, payroll taxes, service repairs, write-offs of property and equipment, health and disability insurance, utilities, and state and local taxes. Included in other operating expenses is $2.8 million for the write-off of inventory that was over 365 days idle as of December 31, 2000. The increase in other operating costs is the result of the significant increase in the number of stores in 2000 combined with the accounting improprieties, which hid from management the true increase in these cost areas. Management is developing a plan to reduce these operating costs in fiscal 2001.

     Operating Income (Loss). Operating income declined to a loss of $0.7 million in 2000 as compared to operating income of $24.1 million in 1999, which was after business combination costs of $18.2 million. The rental-purchase rental segment had operating income of $3.1 million while the prepaid telephone service segment had an operating loss of $3.9 million. The decrease is the result of the factors discussed above.

     Interest Expense. Interest expense increased to 4.7% from 3.3% of total revenues. The increase is due to the increased borrowings by the Company for the RentaVision acquisition and to fund operations during 2000.

     Income Tax Expense. A tax benefit of $.2 million and tax expense of $7.2 million has been reflected for fiscal 2000 and fiscal 1999, respectively. The net deferred tax asset of $10.0 million in fiscal 2000 has been fully offset by a valuation allowance based on management's determination that is more likely than not that some of the deferred tax assets will not be realized. The Company has generated tax losses in fiscal 2000 and fiscal 1999 and intends to file amended returns and carryback these net operating losses against taxable income in prior years to the fullest extent possible. The Company's tax benefit in fiscal 2000 is lower than the statutory rate primarily due to the deferred tax valuation allowance and nondeductible goodwill. The tax expense in fiscal 1999 is higher than the statutory rate primarily due to nondeductible acquisition costs and nondeductible goodwill.

     Net Loss. Net loss increased by $27.3 million as a result of the factors described above.

FISCAL 1999 (AS RESTATED) COMPARED TO FISCAL 1998 (AS RESTATED)

     Total Revenue. Total revenues increased $58.4 million, or 13.4%, to $494.4 million from $436.0 million. The increase is attributable to the inclusion of a full year's results for the stores acquired in fiscal 1998, a partial year's operations for the stores acquired and opened in fiscal 1999, and increased same store revenues. The stores acquired in the Champion acquisition, consummated on February 5, 1998, accounted for $29.5 million, or 50.5%, of the increase. The stores acquired in the Ace Rentals acquisition, consummated on January 7, 1998, accounted for $5.0 million, or 8.6%, of the increase. The stores acquired in other 1998 acquisitions accounted for $12.2 million, or 20.9%, of the increase. The stores acquired in 1999 acquisitions accounted for $3.4 million, or 5.8%, of the increase. The stores opened in fiscal 1999 accounted for $2.7 million, or 4.6%, of the increase. The Company's same stores accounted for $5.6 million, or 9.6%, of the increase. Appliance rentals and merchandise sales remained unchanged as a percentage of total revenues. During the third quarter of fiscal 1999, the Company added Compaq personal computers to its product line. In addition, the Company began to act as an agent to provide prepaid phone service through a third party. This program was tested on a limited basis. Management believes that opportunities exist to provide additional non-traditional merchandise to its customers.

     Depreciation and Amortization. Depreciation expense related to rental merchandise increased slightly to 25.3% as a percentage of total revenues from 25.0%. This increase is primarily due to the depreciation expense related to the new Compaq computers. These computers, added to the Company's product line in June 1999, are depreciated on the straight-line basis.

     Depreciation expense related to property and equipment increased to 3.2% as a percentage of total revenues from 2.4%. This increase is principally due to the restatement of transportation equipment previously treated as operating leases that are now capitalized, the new corporate building purchased in June 1998, new store signage and remodels associated with the Home Choice stores, and the computer and software costs associated with the Company's implementation of a PeopleSoft software package in January 1999.

     Amortization of goodwill decreased to 2.0% as a percentage of total revenues from 2.6%. This is attributable to the reduced amortization expense of 1996 and 1997 purchase acquisitions primarily for customer rental agreements, which are amortized on an accelerated method over an estimated useful life of 18 months.

     Salaries and Wages. Salaries and wages increased by $9.5 million to $130.2 million from $120.7 million principally due to the addition of 526 new stores and additions to corporate personnel. Salaries and wages decreased to 26.3% as a percentage of total revenues from 27.7%. This decrease is due to the Company's ability to spread corporate and regional managers' payroll over an increased store revenue base. This decrease is also attributable to the Company bringing Home Choice payroll and store personnel levels within the Company's standards. Also, this expense was restated in fiscal 1998 primarily to record compensation expense on the exercise of stock options and in fiscal 1999 to accrue for vacation pay.

     Advertising. Advertising expense increased to $24.0 million from $22.7 million and as a percentage of total revenues decreased to 4.8% from 5.2%. This decrease is principally due to the Company's ability to focus advertising efforts in cluster markets. It is also due to the Company's participation in co-operative advertising programs with its vendors. As part of these co-operative programs, the Company is able to recoup a portion of its advertising costs from its vendors in the form of rebates for advertising their products in Rent-Way ads.

     Occupancy. Occupancy expense increased to $32.8 million from $30.5 million principally due to the addition of the stores opened and acquired in fiscal 1998 and 1999.

     Business Combination Costs. In conjunction with the Merger, the Company incurred $18.2 million in costs which included investment banker fees of $6.5 million, proxy preparation, printing, and other professional fees of $1.3 million, employee severance and stay-put arrangement costs of $4.5 million, due diligence and other costs of $0.9 million, costs related to closing or disposing of duplicate corporate headquarters, equipment and stores in overlapping markets of $3.5 million, and the write-off of prepaid assets which could not be used of $1.5 million. In addition, during fiscal 1999, $0.4 million of unutilized costs associated with the Alrenco, Inc. and Rent-to-Own, Inc. merger were included as a reduction to business combination costs. In fiscal 1998, the Company incurred $11.2 million in business combination costs associated with Home Choice's predecessor's merger with Alrenco, Inc. in February 1998. These costs included investment banker fees, proxy preparation, printing, and other professional fees, employee severance and other costs associated with relocating the corporate headquarters from Indiana to Texas, costs related to closing and merging stores in the same markets, amortization expense of stock awards which vested fully upon the merger, and costs associated with terminating certain leases.

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

     Other Operating Expenses. Other operating expenses increased to $115.0 million from $109.8 million and decreased to 23.3% as a percentage of total revenue from 25.1%. The drop in percentage of total revenue is a result of the higher revenues in 1999. The increase in the operating expenses in 1999 includes health and disability insurance, losses of merchandise, telephone, write-off of fixed assets and increase in Club Plan Expense (customer insurance).

     Operating Income. Operating income increased to 4.9% from 2.0% due to the factors discussed above. In connection with the Merger, the Company identified a large number of rental merchandise items which failed to meet the accepted quality standards of the Company's operating procedures. Accordingly, the Company experienced an excessive amount of inventory deletions during the three month period ended December 31, 1998. The amount of excessive inventory write-offs included in the other operating expenses in the Consolidated Statement of Operations for the year ended September 30, 1999 was approximately $1.1 million. Excluding these write-offs and the business combination costs described above, operating income increased to 8.7% from 4.6%.

     Interest Expense. Interest expense increased to 3.3% from 2.7% as a percentage of total revenues. This increase is mainly due to a full year of interest accruing on the $81.0 million in funds drawn on the Company's senior credit facility to consummate the Champion acquisition compared to a partial year of interest accruing in fiscal 1998.

     Income Tax Expense. Tax expense of $7.2 million and $2.2 million has been reflected for fiscal 1999 and fiscal 1998, respectively. The Company has generated tax losses in fiscal 1999 and fiscal 1998 and intends to file amended returns and carryback these net operating losses against taxable income in prior years to the fullest extent possible. The tax expense in fiscal 1999 and fiscal 1998 is higher than the statutory rate primarily due to nondeductible acquisition costs and nondeductible goodwill.

     Extraordinary Item. In connection with the Merger, the Company entered into a new syndicated credit facility. As a result of this refinancing, the Company wrote off the remainder of deferred financing costs associated with its and Home Choice's previous credit facilities. The amount of the remaining deferred financing costs was $0.9 million, $0.5 million net of tax benefit.

     Net Loss. Net loss was reduced to $0.7 million from a net loss of $5.8 million due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital requirements relate primarily to purchasing additional rental merchandise and replacing rental merchandise that has been sold or is no longer suitable for rent. As a result of the accounting matters described above, the Company became in default of several of the covenants contained in its bank credit facility including, without limitation, the covenants regarding maximum leverage ratio, minimum interest coverage ratio, minimum net worth, fixed charge coverage ratio, and rental merchandise usage and the covenants regarding delivery of monthly, quarterly and annual financial statements of the Company and is now operating under a forbearance agreement with its bank lenders which expires on July 31, 2001. Currently, the Company's ability to borrow funds is limited. The Company is in negotiations with its bank lenders to obtain an amended credit facility that will provide the Company with sufficient borrowing capacity and revised loan covenants. There can be no assurance that the Company will be successful in negotiating an amended credit facility. If the Company cannot obtain an amended credit facility on acceptable terms, its financial condition and results of operations would be materially adversely affected.

     Net cash used in operating activities increased to $75.9 million for fiscal 2000 from cash provided of $22.4 million for fiscal 1999. This increase is principally due to a $28.0 million net loss, a $108.3 million increase in rental merchandise purchases, a $33.3 million increase in rental merchandise deposits and credits due from vendors, and a $15.6 million increase in income tax receivable offset by a $26.9 million increase in accounts payable and a $29.2 million increase in other liabilities.

     Net cash used in investing activities decreased $47.9 million to $53.3 million in fiscal 2000 compared to $101.2 million in fiscal 1999. Capital expenditures in fiscal 2000 included the acquisition of 24 stores in six separate transactions and opening of 68 new stores. The Company also purchased a 70% interest in DPI for $7.5 million. The Company also completed a 40,000 square foot addition to its current corporate headquarters facility on October 15, 2000. The cost was approximately $2.7 million. The Company funded this project with borrowings on its senior credit facility. Capital expenditures in fiscal 1999 included the purchase of 21 stores from America's Rent-To-Own in June 1999 and 250 stores from RentaVision in September 1999. It also included the purchase of new store signage and store remodeling costs associated with the stores obtained in the Home Choice merger.

     Net cash provided by financing activities increased to $131.2 million in fiscal 2000 from $82.2 million in fiscal 1999. Cash flows from financing activities were used to purchase rental merchandise and fund operations.

     On June 28, 2000, the Company amended its credit facility with a syndicate of banks led by National City Bank of Pennsylvania. The credit facility, co-led by National City Bank, acting as administrative agent, Bank of America, N.A., acting as documentation agent, and Bank of Montreal and Harris Trust and Savings Bank, acting as syndication agents, provided for loans and letters of credit up to $435.0 million consisting of revolving loans and letters of credit of $114.4 million, and two term loans designated as Term Loan A for $143.1 million and Term Loan B for $177.5 million. Borrowings under the credit facility bear interest at the Company's option either at a base rate or a euro-rate. Under the euro-rate option, the Company borrows money based on the London Interbank Offered Rate plus 175-350 basis points. The actual basis points are determined by the ratio of debt to cash flow generated from operations. Under the base rate option, the Company borrows money based on the prime interest rate plus 0.25% to 2.0%. The actual spread is determined by the ratio of debt to cash flow generated from operations. The credit facility requires the Company to meet certain financial covenants and ratios including maximum leverage, minimum interest coverage, minimum tangible net worth, fixed charge coverage, and rental merchandise usage ratios.

     The Company is currently in default of its credit facility. Until the credit facility can be amended to relieve such defaults, all of the Company's senior debt is classified as current. Because the Company is in default under its credit facility, it is paying a default rate of interest, which is the base rate plus 225-300 basis points. In addition, the Company's independent accountants have included a going concern paragraph in their report on the Company's financial statements. As a result, certain vendors may no longer ship to the Company on favorable credit terms, and the Company could experience cash flow problems or the inability to obtain merchandise and services when required. In addition, vendors may require cash in advance or deposits.

     The Company is currently operating under a forbearance agreement with its bank lenders, under which the Company may only borrow a maximum of $76.1 million under the revolving portion of the credit facility. The Company's borrowings under this portion of the facility at May 31, 2001 were $55.6 million.

     In connection with the restatement of its financial statements, the Company's lease obligations for vehicles under a master lease agreement that had been previously classified as operating leases have now been classified as capital leases. As a result of this classification, the Company's property and equipment and capital leases have been increased by $ 20.9 million at September 30, 2000. This change will result in a reclassification of rent expense to depreciation, interest and other operating expenses with no effect on results of operations. For tax purposes, the vehicle leases remain classified as operating leases.

     The Company has also incurred substantial costs in fiscal 2001 in connection with the process of reviewing financial reporting matters, the investigation of accounting matters and the preparation of its audited financial statements. The Company anticipates that it will continue to incur significant legal and other expenses in connection with the ongoing litigation and investigations to which it is subject.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's major market risk exposure is primarily due to possible fluctuations in interest rates. As of September 30, 2000, the Company had $387.7 million in loans with floating interest rates indexed to current LIBOR and prime rates. Because the floating rates expose the Company to the risk of increased interest cost if interest rates rise, the Company began a policy in 1998 of managing interest rate risk by utilizing interest rate swap agreements to convert a portion of the floating interest rate loans to fixed interest rates. As of September 30, 2000, the Company has $204.4 million in interest rate swap agreements that fix in a LIBOR rate ranging from 5.09% to 6.97%. This effectively fixes the interest rate on $204.4 million of loans, thus hedging this risk. These interest rate swap agreements have maturities ranging from 2002 to 2005.

     Given the Company's current capital structure, including interest rate swap agreements, there is $183.0 million, or 47.2% of the Company's total debt, in floating rate loans. A hypothetical 100 basis point change in the LIBOR rate would affect pre-tax earnings by approximately $1.8 million.

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

     During the year ended September 30, 2000, the costs of rental merchandise, store lease rental expense and salaries and wages have increased modestly. These increases have not had a significant effect on the Company's results of operations because the Company has been able to charge commensurately higher rental for its merchandise. This trend is expected to continue in the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS

     Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-Up Activities" is effective for financial statements for fiscal years beginning after December 15, 1998. The Company adopted SOP 98-5 on October 1, 1999, and the adoption did not have a significant effect on the Company's consolidated financial position and results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB No. 101"). SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements and requires adoption no later than the fourth quarter of fiscal years beginning after December 31, 1999, which in the case of the Company is its fourth quarter of fiscal 2001. The Company has evaluated SAB No. 101 and its related interpretations and has determined there will be no effect on the Company's consolidated financial position and results of operations.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires the recognition of the fair value of all derivative instruments on the balance sheet. The Company will adopt SFAS No. 133 and the corresponding amendments under SFAS No. 138 effective as of October 1, 2000. As a result of the adoption, the Company will recognize the fair value of its interest rate swap portfolio on its balance sheet as an asset amounting to $2,510. Subsequent adverse changes in fair value of the interest rate swap portfolio amounting to $4,200 for the three months ended December 31, 2000 and $4,560 for the three months ended March 31, 2001, will be charged to the Company's Consolidated Statements of Operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                           PAGE
         Index to Financial Statements
           Report of Independent Accountants..............................   20
           Financial Statements:
             Consolidated Balance Sheets, September 30, 2000 and 1999.....   21
             Consolidated Statements of Operations, Years Ended
               September 30, 2000, 1999, 1998.............................   22
             Consolidated Statements of Shareholders' Equity, Years Ended
               September 30, 2000, 1999, 1998.............................   23
             Consolidated Statements of Cash Flows, Years Ended
               September 30, 2000, 1999, 1998.............................   24
             Notes to Consolidated Financial Statements...................   25

                                 RENT-WAY, INC.

                        REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF RENT-WAY, INC.:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 53 present fairly, in all material respects, the financial position of Rent-Way, Inc. and its subsidiaries at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company violated certain debt covenants and is now operating under a forbearance agreement with its bank lenders, which expires on July 31, 2001. The Company's ability to borrow additional funds is limited. The Company is in active negotiations with its banks to eliminate the forbearance agreement and to obtain an amended credit facility that will provide the Company with sufficient liquidity. There can be no assurance that the Company will be successful in negotiating an amendment with the banks. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     As discussed in Notes 1 and 19 to the consolidated financial statements, the Company restated its September 30, 1999 and 1998 consolidated financial statements.

     As discussed in Note 1 to the consolidated financial statements, the Company has not presented the unaudited quarterly financial data, specified by
Item 302(a) of Regulation S-K, that the Securities and Exchange Commission requires as supplementary information to the basic consolidated financial statements.

                                                      PricewaterhouseCoopers LLP



Cleveland, Ohio
June 27, 2001

                                 RENT-WAY, INC.

                           CONSOLIDATED BALANCE SHEETS
                           (all dollars in thousands)


                                                                                   SEPTEMBER 30,
                                                                           -----------------------------
                                                                              2000               1999
                                                                              ----               ----
                                                                                              As Restated
                                                                                            (Notes 1 and 19)
ASSETS
Cash and cash equivalents .........................................        $  10,654           $   8,646
Prepaid expenses ..................................................           13,997               7,129
Income tax receivable .............................................           20,607               4,968
Rental merchandise, net ...........................................          282,052             196,510
Rental merchandise deposits and credits due from vendors ..........           33,289                  --
Deferred income taxes, net of valuation allowance of $10,050 in
  2000 ............................................................               --                  98
Property and equipment, net .......................................           76,699              59,915
Goodwill, net of accumulated amortization of $39,982 and $26,464,
  respectively ....................................................          307,690             307,381
Deferred financing costs, net of accumulated amortization of $853
  and $487, respectively ..........................................            5,068               3,732
Non-compete agreements and prepaid consulting fees, net of
  accumulated amortization of $10,304 and $6,687, respectively ....            3,236               5,561
Other assets ......................................................           11,310               5,562
                                                                           ---------           ---------
                                                                           $ 764,602           $ 599,502
                                                                           =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable ..................................................        $  42,750           $  15,861
Other liabilities .................................................           66,178              37,024
Debt ..............................................................          387,852             288,130
                                                                           ---------           ---------
                                                                             496,780             341,015
Commitments and contingencies (Note 11) ...........................               --                  --

Shareholders' equity:
Preferred stock, without par value; 1,000,000 shares authorized;
  no shares issued and outstanding at September 30, 2000 and 1999,
  respectively ....................................................               --                  --
Common stock, without par value; 50,000,000 shares authorized;
  24,459,573 and 21,976,401 shares issued and outstanding at
  September 30, 2000 and 1999, respectively .......................          295,185             257,481
Loans to shareholders .............................................             (690)               (362)
Retained earnings (accumulated deficit) ...........................          (26,673)              1,368
                                                                           ---------           ---------
  Total shareholders' equity ......................................          267,822             258,487
                                                                           ---------           ---------
                                                                           $ 764,602           $ 599,502
                                                                           =========           =========


   The accompanying notes are an integral part of these financial statements.

                                 RENT-WAY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (all dollars in thousands, except per share data)


                                                                               FOR THE YEARS ENDED SEPTEMBER 30,
                                                                       -------------------------------------------------
                                                                         2000                1999                 1998
                                                                         ----                ----                 ----
                                                                                          As Restated         As Restated
                                                                                        (Notes 1 and 19)    (Notes 1 and 19)
REVENUES:
Rental ......................................................          $ 498,876           $ 427,094           $ 377,918
Prepaid phone service .......................................              9,244                  --                  --
Other revenues ..............................................             84,566              67,258              58,113
                                                                       ---------           ---------           ---------
  Total revenues ............................................            592,686             494,352             436,031
COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
  Rental merchandise ........................................            157,278             124,957             109,207
  Property and equipment ....................................             16,173              15,700              10,331
  Amortization of goodwill ..................................             13,855               9,837              11,248
Cost of prepaid phone service ...............................              5,988                  --                  --
Salaries and wages ..........................................            150,933             130,194             120,688
Advertising, net ............................................             20,075              24,023              22,687
Occupancy ...................................................             45,787              32,790              30,482
Name change expense .........................................                 --                  86               1,770
Business combination costs ..................................                 --              17,726              11,210
Other operating expenses ....................................            183,339             114,977             109,819
                                                                       ---------           ---------           ---------
Total costs and operating expenses ..........................            593,428             470,290             427,442
                                                                       ---------           ---------           ---------
     Operating income (loss) ................................               (742)             24,062               8,589
OTHER INCOME (EXPENSE):
Interest expense ............................................            (28,101)            (16,309)            (11,544)
Equity in loss of subsidiary ................................               (573)                 --                  --
Amortization--deferred financing costs ......................               (654)               (422)               (358)
Interest income .............................................                126                  38                 251
Other income (expense), net .................................              1,703                (396)               (540)
                                                                       ---------           ---------           ---------
     Income (loss) before income taxes and extraordinary item            (28,241)              6,973              (3,602)
Income tax expense (benefit) (Notes 5 and 12) ...............               (200)              7,219               2,217
                                                                       ---------           ---------           ---------
     Loss before extraordinary item .........................            (28,041)               (246)             (5,819)
Extraordinary item (Notes 3 and 9) ..........................                 --                (519)                 --
                                                                       ---------           ---------           ---------
     Net loss ...............................................          $ (28,041)          $    (765)          $  (5,819)
                                                                       =========           =========           =========
LOSS PER COMMON SHARE:
Basic loss per share
     Loss before extraordinary item .........................          $   (1.20)          $   (0.01)          $   (0.29)
                                                                       =========           =========           =========
     Net loss ...............................................          $   (1.20)          $   (0.04)          $   (0.29)
                                                                       =========           =========           =========
 Diluted loss per share
     Loss before extraordinary item .........................          $   (1.20)          $   (0.01)          $   (0.29)
                                                                       =========           =========           =========
     Net loss ...............................................          $   (1.20)          $   (0.04)          $   (0.29)
                                                                       =========           =========           =========
Weighted average number of shares outstanding (in thousands):
     Basic ..................................................             23,314              21,341              20,283
                                                                       =========           =========           =========
     Diluted ................................................             23,314              21,341              20,283
                                                                       =========           =========           =========


   The accompanying notes are an integral part of these financial statements.

                                 RENT-WAY, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
                      (all dollars and shares in thousands)




                                                                COMMON STOCK
                                                            ----------------------
                                                                                                     RETAINED EARNINGS     TOTAL
                                                                                          LOANS TO      (ACCUMULATED   SHAREHOLDERS'
                                                            SHARES         AMOUNT       SHAREHOLDERS      DEFICIT)         EQUITY
                                                            ------         ------       ------------      --------         ------
Balance at September 30, 1997 .....................         17,030       $ 181,157       $      --       $   2,808       $ 183,965
  Net loss  (as Restated, Notes 1 and 19) .........             --              --              --          (5,819)         (5,819)
  Home Choice net income for the three months
   ended December 31, 1997 due to merger and
   resulting change in fiscal year-end (Note 5) ...             --              --              --           5,144           5,144
  Public stock offering, net of expenses ..........          2,888          47,053              --              --          47,053
  Conversion of convertible debt (Note 9) .........            704           7,000              --              --           7,000
  Write-off deferred financing costs on
    convertible debt (Note 9) .....................             --             (25)             --              --             (25)
  Purchase of business (Note 5) ...................             16             425              --              --             425
  Issuance of common stock to 401(k) Plan (Note 16)             18             383              --              --             383
  Issuance of common stock under stock
    option plans including tax benefit (Note 14) ..            404           4,976              --              --           4,976
  Amortization of stock awards ....................             --             988              --              --             988
                                                         ---------       ---------       ---------       ---------       ---------

Balance at September 30, 1998
(as Restated, Notes 1 and 19) .....................         21,060         241,957              --           2,133         244,090
                                                         ---------       ---------       ---------       ---------       ---------
  Net loss (as Restated, Notes 1 and 19) ..........             --              --              --            (765)           (765)
  Purchases of business (Note 5) ..................            503          10,102              --              --          10,102
  Issuance of common stock to 401(k) Plan (Note 16)             18             351              --              --             351
  Issuance of common stock under stock
     option plans including tax benefit (Note 14) .            395           5,071            (354)             --           4,717
  Interest on loans to directors  (Note 13) .......             --              --              (8)             --              (8)
                                                         ---------       ---------       ---------       ---------       ---------

Balance at September 30, 1999
     (as Restated, Notes 1 and 19) ................         21,976         257,481            (362)          1,368         258,487
                                                         ---------       ---------       ---------       ---------       ---------
  Net loss ........................................             --              --              --         (28,041)        (28,041)
  Issuance of common stock to 401(k) plan (Note 16)             46           1,025              --              --           1,025
  Issuance of common stock under stock
    option plans including tax benefit (Note 14) ..            621           8,400            (743)             --           7,657
  Loan to director ................................             --              --            (159)             --            (159)
  Payment of loans by directors (Note 13) .........            (25)             --             649              --             649
  Interest on loans to directors  (Note 13) .......             --              --             (75)             --             (75)
  Conversion  of convertible debt (Note 9) ........          1,495          20,000              --              --          20,000
  Write-off deferred financing cost on
    convertible debt (Note 9) .....................             --            (715)             --              --            (715)
  Issuance of common stock to Gateway (Note 15) ...            349           9,038              --              --           9,038
  Purchase of business (Note 5) ...................              2              50              --              --              50
  Repurchase of common stock  (Note 13) ...........             (5)            (94)             --              --             (94)
                                                         ---------       ---------       ---------       ---------       ---------
Balance at September 30, 2000 .....................         24,459       $ 295,185       $    (690)      $ (26,673)      $ 267,822
                                                         =========       =========       =========       =========       =========



   The accompanying notes are an integral part of these financial statements.

                                 RENT-WAY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (all dollars in thousands)




                                                                      FOR THE YEARS ENDED SEPTEMBER 30,
                                                               --------------------------------------------------
                                                                 2000                1999                1998 (A)
                                                                 ----                ----                --------
                                                                                 (As Restated)        (As Restated)
                                                                                (Notes 1 and 19)    (Notes 1 and 19)
OPERATING ACTIVITIES:
Net loss ............................................          $ (28,041)          $    (765)          $  (5,819)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
  NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES:
  Depreciation and amortization .....................            187,960             150,915             131,144
  Deferred income taxes .............................                 98               6,330              (1,540)
  Deferred financing costs write-off ................                 --                 865                 682
  Issuance of common stock to 401(k) plan ...........              1,025                 351                 383
  Write-off of property and equipment ...............             12,896               2,265                 596
  Other .............................................                (62)                 --               1,023
CHANGES IN ASSETS AND LIABILITIES:
  Prepaid expenses ..................................             (6,868)                324              (1,303)
  Rental merchandise ................................           (240,829)           (132,552)           (140,946)
  Rental merchandise deposits and credits due
    from vendors ....................................            (33,289)                 --                  --
  Income tax receivable .............................            (15,639)               (663)             (1,376)
  Other assets ......................................             (3,242)              6,578              (3,265)
  Accounts payable ..................................             27,996             (10,259)             10,406
  Income taxes payable ..............................                 --                (119)             (2,266)
  Other liabilities .................................             22,122                (895)              2,719
                                                               ---------           ---------           ---------
     Net cash provided by (used in) operating
       activities ...................................            (75,873)             22,375              (9,562)
                                                               ---------           ---------           ---------
INVESTING ACTIVITIES:
  Purchase of businesses, net of cash acquired ......            (14,484)            (69,598)           (113,561)
  Purchases of property and equipment ...............            (38,832)            (31,627)            (30,381)
  Other .............................................                 --                  --               3,553
                                                               ---------           ---------           ---------
     Net cash used in investing activities ..........            (53,316)           (101,225)           (140,389)
                                                               ---------           ---------           ---------
FINANCING ACTIVITIES:
  Book overdraft ....................................             (1,107)             (4,808)              7,802
  Proceeds from borrowings ..........................            132,431             575,264             287,590
  Payments on borrowings ............................            (12,709)           (489,559)           (197,148)
  Deferred financing costs ..........................             (2,705)             (3,444)               (457)
  Issuance of common stock ..........................              8,400               4,717              51,883
  Issuance of common stock to Gateway ...............              7,000                  --                  --
  Purchase of common stock ..........................                (94)                 --                  --
  Loans to directors ................................               (159)                 --                  --
  Payment of loans by directors .....................                140                  --                  --
                                                               ---------           ---------           ---------
     Net cash provided by financing activities ......            131,197              82,170             149,670
                                                               ---------           ---------           ---------
     Increase (decrease) in cash and cash equivalents              2,008               3,320                (281)
Cash and cash equivalents at beginning of year ......              8,646               5,326               5,607
                                                               ---------           ---------           ---------
Cash and cash equivalents at end of year ............          $  10,654           $   8,646           $   5,326
                                                               =========           =========           =========


(A) See Note 3 for cash flow information related to the three months ended December 31, 1997.


   The accompanying notes are an integral part of these financial statements.

                                 RENT-WAY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (all dollars in thousands, except per share data)

1.  ACCOUNTING INVESTIGATION:

    Prior to the issuance of Rent-Way, Inc. and subsidiaries (the "Company" or "Rent-Way") consolidated financial statements as of and for the year ended September 30, 2000, it was determined that the results reported in the Company's unaudited interim financial statements as of and for the periods ended December 31, 1999, March 31, 2000 and June 30, 2000 were misstated. The Audit Committee of the Board of Directors immediately instituted an investigation with the assistance of legal counsel and an accounting investigative team.

    After evaluating information revealed in the investigation and in preparation of its fiscal 2000 year-end financial statements, the Company has determined that accounting improprieties occurred in fiscal 2000, 1999 and 1998 that overstated assets and income and understated liabilities and expense. As a result, the Company has determined to restate its previously reported fiscal 1999 and 1998 financial statements, and its fiscal 2000 unaudited quarterly financial statements. The restated fiscal 1999 and 1998 year-end financial statements are included with the financial statements contained in this report. The fiscal 2000 year-end financial statements included in this report give effect to the restatements required to the Company's previously reported fiscal 2000 unaudited quarterly financial results.

    As a result of the nature of the accounting matters resulting in the restatements and current demands on Company personnel, the Company at this time cannot provide restated information related to its quarterly unaudited financial information for the years ended September 30, 2000, and 1999. Therefore, the Company has not presented the selected unaudited quarterly financial data as restated specified by Item 302(a) of Regulation S-K, that the Securities and Exchange Commission requires as supplementary information to the basic consolidated financial statements.

    A summary of the effects of the restatements as of September 30, 1999 and for the years ended September 30, 1999 and 1998 are set forth in Note 19.

2.   LIQUIDITY:

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In November 2000 absent a waiver, the Company would have failed to meet certain covenants in its bank credit facility including financial covenants, monthly and quarterly financial reporting requirements and record keeping requirements. The Company obtained a waiver of these requirements conditioned on the non-occurrence of certain events. As a result of the Company's announcement in December 2000 of an increase in the total adjustments resulting from the accounting matters under investigation (see Note 1), the waiver expired by its terms, and the Company and its bank lenders entered into a forbearance agreement dated December 18, 2000. The forbearance agreement limited revolving credit loans and letters of credit to $91,124. The forbearance agreement was subsequently amended several times. The fifth amendment to the forbearance agreement, which expires on July 31, 2001, limits the maximum borrowing under the Company's revolving portion of the credit facility to $76,128.

     The Company is in negotiations with its lenders to amend its credit facility such that it will provide the Company with sufficient borrowing capacity and revised loan covenants. There can be no assurance that the Company will be successful in negotiating an amended credit facility.

     The Company's ability to operate as a going concern is largely dependent on its ability to successfully negotiate with its bank lenders an amendment to the Company's existing credit facility (see Note 9).

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    BUSINESS AND ORGANIZATION. Rent-Way, Inc. is a corporation organized under the laws of the Commonwealth of Pennsylvania. The Company operates a chain of stores that rent durable household products such as home entertainment equipment, furniture, major appliances, computers, and jewelry to consumers on a weekly or monthly basis in forty-two states. The stores are primarily located in the Midwestern, Eastern and Southern regions of the United States. Commencing January 1, 2000, the Company also provides prepaid local phone service to consumers on a monthly basis through its majority-owned subsidiary, dPi Teleconnect, LLC ("DPI").

    On January 1, 1999, the Company formed four wholly-owned subsidiaries:
Rent-Way TTIG, L.P., an Indiana limited partnership, Rent-Way of Tomorrow, Inc., Rent-Way of Michigan, Inc., and Rent-Way Developments, Inc., all Delaware corporations (collectively referred to herein as the "Company" or "Rent-Way").

    BASIS OF PRESENTATION. The Company presents an unclassified balance sheet to conform to practice in the industry in which it operates.

                                  RENT-WAY, INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (all dollars in thousands, except per share data)

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

    The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

    On December 10, 1998, Rent-Way completed a merger with Home Choice Holdings, Inc. ("Home Choice") (see Note 5). Prior to the merger, Home Choice's year end was December 31. As a result of the merger accounted for as a pooling of interests, Rent-Way's financial statements were restated to retroactively combine Rent-Way with Home Choice as if the merger had occurred at the beginning of the earliest period presented. As a result of Rent-Way and Home Choice having different fiscal years and the subsequent merger of Home Choice into Rent-Way, Home Choice's results of operations and cash flows for the three months ended December 31, 1997 have been included in both fiscal years 1998 and 1997 results and, therefore have been reflected as an adjustment to the Company's retained earnings at October 1, 1997. Home Choice had total revenues, costs and operating expenses and a net loss of $61,242, $67,915, and $5,144, respectively, for the three months ended December 31, 1997. Cash flows provided by (used in) operating activities, investing activities and financing activities were $(10,768), $(3,085), and $13,132, respectively, for the three months ended December 31, 1997.

    On February 26, 1998, RTO, Inc. ("RTO") completed a merger with Alrenco, Inc. ("Alrenco"), with Alrenco being the surviving corporation in the merger (see Note 5). Alrenco subsequently changed its name to Home Choice. As a result of the merger accounted for as a pooling of interests, Alrenco's financial statements were restated to retroactively combine Alrenco with RTO as if the merger had occurred at the beginning of the earliest period presented.

    These consolidated financial statements include the combination of Rent-Way and Home Choice, the purchase acquisitions and the pooling acquisitions (as described in Note 5) as required by Accounting Principles Board Opinion ("APB") No. 16.

    ACCOUNTING ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

    RENTAL MERCHANDISE, RENTAL REVENUE AND DEPRECIATION. Rental merchandise is rented to customers pursuant to rental agreements, which provide for either weekly, biweekly, semi-monthly or monthly rental payments collected in advance. Rental revenue is recognized as collected, since at the time of collection the rental merchandise has been placed in service and costs of installation and delivery have been incurred. This method of revenue recognition does not produce materially different results than if rental revenue was recognized over the weekly, biweekly, semi-monthly or monthly rental term. At the end of each rental period, the customer can renew the rental agreement.

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

    The Company uses the units of activity depreciation method for all rental merchandise except computers. Under the units of activity method, rental merchandise is depreciated as revenue is collected. This rental merchandise is not depreciated during periods when it is not on rent and therefore not generating rental revenue. Computers, added to the Company's product line in June 1999, are principally depreciated on the straight-line basis over 12 months to 24 months, depending on the type of computer.

    PREPAID PHONE SERVICE. Prepaid phone service is provided to customers on only a prepaid month-to-month basis. Prepaid phone service revenues are comprised of monthly service revenues and activation revenues. Monthly service revenues are recognized on a straight-line basis over the related monthly service period, commencing when the service period begins. The cost of monthly service is also recognized over the monthly service period and is included in "cost of prepaid phone service" in the Statement of Operations. Activation revenues are recognized on a straight-line basis over the average life of the customer relationship. Activation costs are expensed as incurred and are included in "cost of prepaid phone service" in the Statement of Operations.

    OTHER REVENUE. Other revenue includes revenue from various services and charges to rental customers, including late fees, liability waiver fees, processing fees, and sales of used merchandise. Other revenue is recognized as collected. This method of revenue recognition does not produce materially different results than if other revenue was recognized when earned.

                                 RENT-WAY, INC.

                (all dollars in thousands, except per share data)

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

    COMPREHENSIVE INCOME. The Company has no items of other comprehensive income.

    STATEMENT OF CASH FLOWS INFORMATION. Cash and cash equivalents consist of cash on hand and on deposit and highly liquid investments with maturities of three months or less when purchased. Cash equivalents are stated at cost, which approximates market value. The Company maintains deposits with several financial institutions. Deposits in excess of $100 and mutual funds are not insured by the Federal Deposit Insurance Corporation.

    Supplemental disclosures of cash flow information for the three years ended September 30, 2000, are as follows:

                                                                      2000             1999             1998
                                                                      ----             ----             ----
                                                                                   (as Restated     (as Restated
                                                                                  Notes 1 and 19)  Notes 1 and 19)
CASH PAID DURING THE YEAR FOR:
  Interest ................................................          $27,272          $16,019          $10,240
  Income taxes, net of refunds ............................           14,451              718            5,274

NONCASH INVESTING ACTIVITIES:
  Assets acquired by assumption of liabilities in purchase
   business combinations (Note 5) .........................          $   368          $ 6,272          $19,744
  Assets acquired under capital lease (Note 11) ...........            7,021            2,664            5,893
NONCASH FINANCING ACTIVITIES:
  Common stock issued in purchase business combinations
   (Note 5) ...............................................          $    50          $10,102          $   425
  Settlement of notes payable with common stock (Notes 9
   and 13) ................................................               --               --            7,000
  Issuances of common stock to 401(k) plans (Note 15) .....            1,025              351              383
  Loans to directors for exercise of stock options (Note 13)             743              354               --
  Receipt of stock for repayment of directors loans .......              488               --               --
  Conversion of convertible debt, net of deferred
   financing costs (Note 9) ...............................           19,285               --               --
  Gateway exclusively arrangement .........................            2,038               --               --


    PROPERTY AND EQUIPMENT AND RELATED DEPRECIATION AND AMORTIZATION. Property and equipment are stated at cost. Additions and improvements that significantly extend the lives of depreciable assets are capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in the results of operations. The Company's corporate headquarters and other buildings are depreciated over periods ranging from 20 to 40 years on a straight-line basis. Depreciation of furniture and fixtures, signs and vehicles is provided over the estimated useful lives of the respective assets (three to five years) on a straight-line or an accelerated basis. Leasehold improvements are amortized over the shorter of the useful life of the asset or the effective term of the lease. Property under capital leases is amortized over the respective lease term on a straight-line basis (see Notes 11 and 19). The Company incurs repairs and maintenance costs and costs for signage applied to its owned and leased vehicles. The Company has determined that the cost to account for capitalization of certain of these costs is not cost beneficial. Therefore, effective October 1, 1997, these costs are expensed as incurred by the Company (see Note 19).

    The Company reviews the recoverability of the carrying value of goodwill and other long-term assets using an undiscounted cash flow method. The Company performed a detailed analysis of its property and equipment. As a result of this analysis, the Company has written-off through an adjustment to other operating expenses, property and equipment of $8,237 and $2,404 for the years ended September 30, 2000 and 1999, respectively (see Note 19). At this time, the Company believes that no additional impairment of long-lived assets has occurred, and that no reduction of the estimated useful lives is warranted.

    INCOME TAXES. Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax and financial statement basis of assets and liabilities at year end using income tax rates under existing legislation expected to be in effect at the date such temporary differences are expected to reverse. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will expire before the Company is able to realize their benefit, or that future deductibility is uncertain. Deferred income taxes are adjusted for tax rate changes as they occur.

    INTANGIBLE ASSETS. Goodwill is stated at cost. Each acquisition is independently evaluated to determine the appropriate period for amortization of the resulting goodwill. Currently, amortization of goodwill is calculated on a straight-line basis over periods ranging from ten to thirty years. Periodically, the Company will determine if there has been permanent impairment of goodwill by comparing anticipated undiscounted future net cash flows from operating activities of the acquired store locations by major market with the carrying value of the related goodwill. At September 30, 2000 and 1999, the Company concluded that there was no impairment of goodwill. Customer contracts are stated at cost less amortization calculated on a straight-line basis over 18 months. Product exclusivity agreements are stated at cost less amortization calculated on a straight-line basis over 36 months. Deferred financing costs are stated at cost less amortization calculated on a straight-line basis over the term of the related debt agreements, which range from four to ten years. Non-compete agreements and prepaid consulting fees are stated at cost less amortization calculated on a straight-line basis over the term of the related agreements, which range from two to seven years.

                                 RENT-WAY, INC.

                (all dollars in thousands, except per share data)

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

    ADVERTISING EXPENSE. Advertising costs, net of co-op recoveries from vendors, are expensed the first time the advertising occurs.

    ADVERTISING REBATES. The Company participates in vendor advertising rebate programs (co-op recoveries) with the majority of its rental merchandise suppliers. Rebates are recognized in the period earned. On a monthly basis, management calculates the amount of the rebate and either submits a request for payment or credits the balance due the respective vendor.

    LOSS PER COMMON SHARE. Basic loss per common share is computed using losses available to common shareholders divided by the weighted average number of common shares outstanding. Diluted loss per common share is computed using losses available to common shareholders adjusted for anticipated interest savings, net of related taxes, for convertible subordinated notes and debentures and the weighted average number of shares outstanding is adjusted for the potential impact of options, warrants and convertible subordinated notes and debentures where the effects are dilutive.

    FAIR VALUE DISCLOSURE. Fair values of the Company's interest rate swap agreements have been determined from information obtained from independent third parties. Fair values of other assets and liabilities, including letters of credit, are estimated to approximate their carrying values.

    DERIVATIVE FINANCIAL INSTRUMENTS. The Company uses derivative financial instruments to reduce the impact on interest expense of fluctuations in interest rates on a portion of its credit facility (see Notes 9 and 10). The Company does not enter into derivative financial instruments for trading or speculative purposes.

    EXTRAORDINARY ITEM. As a result of the refinancing of its senior credit facility in December 1998, the Company wrote off the remainder of deferred financing costs associated with its previous credit facilities, which totaled $865 ($519 net of tax benefit) at the time of refinancing.

    STOCK-BASED COMPENSATION. The Company accounts for stock based compensation issued to its employees and non-employee directors in accordance with APB No. 25, "Accounting For Stock Issued to Employees" and has elected to adopt the "disclosure only" provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."

    RECLASSIFICATIONS. Certain amounts in the September 30, 1999 and 1998 consolidated financial statements were reclassified to conform to the September 30, 2000 presentation.

4.  NEW ACCOUNTING STANDARDS:

    Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-Up Activities" is effective for financial statements for fiscal years beginning after December 15, 1998. The Company adopted SOP 98-5 on October 1, 1999, and the adoption did not have a significant effect on the Company's consolidated financial position and results of operations.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements and requires adoption no later than the fourth quarter of fiscal years beginning after December 31, 1999, which in the case of the Company is its fourth quarter of fiscal 2001. The Company has evaluated SAB No. 101 and its related interpretations and has determined there will be no effect on the Company's consolidated financial position and results of operations.

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires the recognition of the fair value of all derivative instruments on the balance sheet. The Company will adopt SFAS No. 133 and the corresponding amendments under SFAS No. 138 effective as of October 1, 2000. As a result of the adoption, the Company will recognize the fair value of its interest rate swap portfolio on its balance sheet as an asset amounting to $2,510. Subsequent adverse changes in fair value of the interest rate swap portfolio amounting to $4,200 for the three months ended December 31, 2000, and $ 4,560 for the three months ended March 31, 2001, will be charged to the Company's Consolidated Statements of Operations.

                                 RENT-WAY, INC.

                (all dollars in thousands, except per share data)

5.  MERGERS AND ACQUISITIONS:

     POOLING ACQUISITIONS. On December 10, 1998, the Company completed a merger with Home Choice. The merger, as per the terms of the agreement, was recorded as a pooling of interests, in accordance with APB No. 16. Under the terms of the agreement the Company issued 0.588 shares of common stock for each outstanding share of Home Choice common stock. The merger increased the outstanding shares of the Company by approximately 10,025,000 shares. The corporate offices of the combined company are located in Erie, Pennsylvania. None of Home Choice's Board of Directors or executive officers retained a position with the combined company. In conjunction with the merger, certain costs were incurred which were recorded by the Company during the year ended September 30, 1999. These costs aggregated $18,155 (as Restated, see Note 19) and included (i) investment banker fees of $6,476, (ii) proxy preparation, printing and other professional fees of $1,341, (iii) employee severance and stay-put arrangement costs of $4,516, (iv) due diligence and other costs of $874, (v) costs related to closing or disposing of duplicate corporate headquarters, equipment and stores in overlapping markets of $3,495 (as Restated, see Note 19) and (iv) write-off of prepaid assets which could not be used of $1,453. In addition, the Company identified a large number of rental merchandise items which failed to meet the accepted quality standards of the Company's operating procedures. Accordingly, the Company experienced an excessive amount of inventory deletions during the three month period ended December 31, 1998. The amount of excessive inventory write-offs included in other operating expenses in the Consolidated Statement of Operations for the year ended September 30, 1999 was approximately $1,100. The Company had accrued business combination costs of $502 and $732 at September 30, 2000 and 1999, respectively, representing unpaid lease obligations. In conjunction with the merger, the Company entered into a new syndicated credit facility (see Note 9).

    On February 26, 1998, Home Choice (formerly Alrenco, Inc.) completed a merger with RTO, Inc. The merger, as per the terms of the agreement, was recorded as a pooling of interests, in accordance with APB No. 16. Under the terms of the agreement, Alrenco issued 0.898 shares of common stock for each outstanding share of RTO common stock. The merger increased the outstanding shares of Alrenco by approximately 12,280,000 shares. In conjunction with the merger, certain costs were incurred which were recorded by the Company during the year ended September 30, 1998. These costs aggregated $11,210 and included
(i) investment banker fees, proxy preparation, printing, and other professional fees, (ii) employee severance and other costs associated with relocating the corporate headquarters from Indiana to Texas, (iii) costs related to closing and merging stores in the same markets following the merger, (iv) amortization expense of stock awards which vested fully upon the merger, and (v) costs associated with terminating certain leases. In addition, Home Choice initiated a program in 1997 to change the name of its stores to "HomeChoice Lease or Own" from the various trade names it acquired. In the year ended September 30, 1999, $429 of these costs were not utilized and are included as a reduction of business combination costs. In connection with this program, Home Choice incurred nonrecurring costs which included the write-off of the net carrying values of old signs and branded supplies and the expensing of new vehicles decals. The amount of these nonrecurring costs included in name change expense in the Consolidated Statement of Operations for the year ended September 30, 1999 was approximately and $86.

    Separate unaudited results of the pooled entities prior to each date of the merger for the years ended 1999 and 1998 are as follows:

                                                YEAR ENDED SEPTEMBER 30, 1999
                                        ---------------------------------------------
                                               (AS RESTATED, NOTES 1 AND 19)
                                                        EXTRAORDINARY       NET INCOME
                                        REVENUES            ITEM              (LOSS)
                                        --------            ----              ------
Rent-Way October 1, 1998 to
  November 30, 1998 ..........          $ 37,172          $     --           $  2,231
Home Choice October 1, 1998 to
  November 30, 1998 ..........            44,270                --               (230)
Rent-Way and Home Choice
  December 1, 1998 to
  September 30, 1999 .........           412,910              (519)            (2,766)
                                        --------          --------           --------
     Total ...................          $494,352          $   (519)          $   (765)
                                        ========          ========           ========


                                 YEAR ENDED SEPTEMBER 30, 1998
                           -----------------------------------------
                                 (AS RESTATED, NOTES 1 AND 19)
                                         EXTRAORDINARY    NET INCOME
                           REVENUES          ITEM           (LOSS)
Rent-Way ........          $177,327          $ --          $  8,596
Home Choice......           258,704            --           (14,415)
                           --------          ----          --------
     Total......           $436,031          $ --          $ (5,819)
                           ========          ====          ========

    The restatement adjustments for 1999 (see Note 19) were all included in the Rent-Way and Home Choice December 1, 1998 to September 30, 1999 caption in the table above. In addition, the restatement adjustments for 1998 (see Note 19) were all included in the Rent-Way results for September 30, 1998 in the table above.

                                 RENT-WAY, INC.

                (all dollars in thousands, except per share data)

5.  MERGERS AND ACQUISITIONS, CONTINUED:

    PURCHASE ACQUISITIONS. On September 21, 2000, the Company acquired from Family Rent-to-Own, Inc., three stores located in Oregon with annual revenues of approximately $2,300 in exchange for consideration of $1,200 in cash. Pursuant to terms of the purchase agreement, $120 of the purchase price was placed in escrow, subject to the terms of the escrow agreement to satisfy sellers representations and warranties and any purchase price adjustments. The acquisition was accounted for using purchase accounting. The acquired assets and liabilities were recorded at their fair values at the date of the acquisition. The excess of the acquisition cost over the fair value of the assets acquired, ("goodwill") of $551 is being amortized over 20 years on a straight-line basis. The total cost of the net assets acquired was $1,200 and consisted of assets of $1,201 and acquisition costs of $1. Assets acquired (at fair value) other than goodwill consisted of rental merchandise of $600 and a non-compete agreement of $50. The Consolidated Statements of Operations for the year ended September 30, 2000, include the results of operations for Family Rent-to-Own since the date of acquisition.

    On September 14, 2000, the Company acquired from Rent City eight stores, each a separate corporation, with annual revenues of approximately $3,400 for the consideration of $2,000 in cash and $50 in common stock. Pursuant to the terms of the purchase agreement, $150 of the purchase price was placed in escrow, subject to the terms of the escrow agreement to satisfy the seller's representations and warranties and any purchase price adjustments. The acquisition was accounted for using the purchase method of accounting. The acquired assets, which were recorded at fair value and certain store and vehicle leases were assumed. The excess of the acquisition cost over the fair value of net asset acquired, ("goodwill") of $1,501 is being amortized over 20 years on a straight-line basis. The total cost of the net assets acquired was $2,050 and consisted of assets of $2,051 less acquisition costs of $1. Assets acquired (at fair value) other than goodwill consisted primarily of rental merchandise of $479 and non-compete agreements of $71. The Consolidated Statements of Operations for the year ended September 30, 2000, include the results of operations for Rent City since the date of acquisition.

    On March 22, 2000, the Company purchased the rental merchandise and rental contracts of ABC Television and Appliance Rental, Inc., doing business as Prime Time Rentals ("Prime Time"). The Company purchased the assets of ten stores located in Alabama and Tennessee with annual revenues of approximately $3,800 in exchange for consideration of $3,100 in cash. Pursuant to the terms of the purchase agreement, $400 of the purchase price was placed in escrow, subject to the terms of the escrow agreement to satisfy the seller's representations and warranties and any purchase price adjustments. The acquisition was accounted for using the purchase method of accounting. Prime Time's assets were recorded at their estimated fair values at the date of the acquisition. The excess of the fair value of net assets acquired, ("goodwill") of $2,026 is being amortized over 20 years on a straight-line basis. The total cost of net assets acquired was $3,100 and consisted of assets of $3,181 less liabilities assumed of $73 and acquisition costs of $8. Assets acquired at estimated fair value, other than goodwill include rental merchandise of $1,095 and a non-compete agreement of $60. The Consolidated Statements of Operations for the year ended September 30, 2000, include the results of operations for Prime Time since the date of acquisition.

    On January 4, 2000, the Company acquired a 49% interest in dPi Teleconnect, LLC ("DPI"), a privately held provider of prepaid local phone service. In exchange for the 49% interest, the Company paid consideration of $6,400 in cash. The Company on May 22, 2000, after receiving regulatory approval, exercised an option to acquire an additional 21% interest for $1,100 to bring its total interest to 70%. In addition to the option to increase its ownership interest, the Company has agreed to fund working capital requirements for DPI over the next three years, for a maximum amount of $3,000 at the higher of the prime rate plus 200 basis points or the rate at which the Company is able to borrow funds. The excess of the acquisition costs over the estimated fair value of net assets acquired ("goodwill") of $7,958 is being amortized on a straight-line basis over 10 years. Liabilities acquired were $400 with acquisition costs of $58. For the period January 1, 2000 to March 31, 2000, DPI was accounted for under the equity method and since March 31, 2000, is consolidated. The Company has recorded 100% of the losses of DPI.

    On September 23, 1999, the Company acquired all of the outstanding shares of RentaVision, Inc. ("RentaVision"), a rental-purchase chain located in 16 states with annual revenues of approximately $75,000. The consideration paid in exchange for all the outstanding shares of RentaVision was $73,874 consisting of $68,774 in cash and 278,801 shares of the Company's common stock (unregistered shares subject to the provisions of Rule 144 of the Securities and Exchange
Act). The acquisition was accounted for using the purchase method of accounting. RentaVision's assets and liabilities were recorded at their fair values as of the date of the acquisition. The excess of the acquisition cost over the estimated fair value of the net assets acquired ("goodwill") of $85,944 is being amortized on a straight-line basis over 30 years. The total cost of the net assets acquired was $74,403 and consisted of assets of $101,461 less liabilities assumed of $26,877 and acquisition costs of $181. Assets acquired (at fair value) other than goodwill consisted primarily of rental merchandise of $12,267, non-compete agreement of $1,000, customer contracts of $1,200, cash of $725, and other assets of $325. Liabilities assumed (at fair value) consisted primarily of debt of $21,527, accrued liabilities of $4,392, and trade accounts payable of $958. The Consolidated Statements of Operations for the years ended September 30, 2000, and 1999, include the results of operations of RentaVision since the date of acquisition.

                                 RENT-WAY, INC.

                (all dollars in thousands, except per share data)

5.  MERGERS AND ACQUISITIONS, CONTINUED:

    On June 30, 1999, the Company acquired all the outstanding shares of America's Rent-To-Own Center, Inc., ("America's Rent-To-Own"). At the time of the acquisition, America's Rent-To-Own operated a chain of 21 rental-purchase stores located in Arkansas, Kansas, Missouri, and Oklahoma with annual revenues of approximately $8,000. The consideration paid in exchange for all the outstanding shares of America's Rent-To-Own consisted of 231,140 shares of the Company's common stock (unregistered shares subject to the provisions of Rule 144 of the Securities and Exchange Act). The acquisition was accounted for using the purchase method of accounting. America's Rent-To-Own assets and liabilities were recorded at their fair value at the date of the acquisition. The excess of the acquisition cost over the fair value of net assets acquired, ("goodwill") of $4,504 is being amortized on a straight-line basis over 30 years. The total cost of the net assets acquired was $4,478 and consisted of assets of $6,885 less liabilities assumed of $2,149 and acquisition costs of $258. Assets acquired, other than goodwill (at fair value) consisted of rental merchandise of $1,269, receivables of $632, prepaid and other assets of $65, a deferred tax asset of $350, and a non-compete agreement of $70. Liabilities assumed (at fair value) consisted of debt of $1,295, accrued liabilities of $474 and trade accounts payables of $380. The Company is in the process of finalizing the purchase price allocation. The Consolidated Statement of Operations for the years ended September 30, 2000 and 1999, includes the results of operations of America's Rent-To-Own since the date of acquisition.

    In March, April, May, and August 1999, the Company purchased the rental merchandise and rental-purchase contracts of six rental-purchase stores located in Pennsylvania, North Carolina, Indiana, and Texas, respectively, with combined annual revenues of approximately $1,550. The Company paid cash in exchange for the assets and each acquisition was accounted for using the purchase method of accounting. The acquired assets were recorded at their estimated fair values at the date of acquisition. The excess of the acquisition cost over the fair value of net assets acquired, ("goodwill") of $602 is being amortized on a straight-line basis over 20 years. The total cost of the net assets acquired was $602. The Consolidated Statements of Operations for the years ended September 30, 2000 and 1999, includes the results of operations for these stores from the date of acquisition.

    On September 10, 1998, the company purchased the rental merchandise and rental contracts of Cari Rentals, Inc. ("Cari") a privately owned chain of 23 stores located in Iowa, Missouri, Nebraska and South Dakota, with annual revenues of approximately $7,700 in exchange for consideration of $7,325 consisting of 15,620 shares of the Company's common stock (unregistered shares subject to the provisions of Rule 144 of the Securities and Exchange Act) and $6,900 in cash. The acquisition was accounted for using the purchase method of accounting. Cari's assets were recorded at their fair values as of the date of the acquisition. The excess of the acquisition cost over the fair value of net assets acquired, ("goodwill") of $6,110 is being amortized on a straight-line basis over 30 years. The total cost of the net assets acquired was $7,325 and consisted of assets of $7,560 less acquisition costs of $235. Assets acquired (at fair value) other than goodwill consisted primarily of rental merchandise of $1,400 and a non-compete agreement of $50. The Consolidated Statements of Operations for the years ended September 30, 2000, 1999 and 1998 include the results of operations of Cari since the date of the acquisition.

    On July 21, 1998, the Company acquired all the outstanding shares of Fast Rentals, Inc. ("Fast Rentals"), a privately owned chain of eight rental-purchase stores located in Alabama and Georgia with annual revenues of approximately $3,600 in exchange for consideration of $2,047 in cash. The acquisition was accounted for using the purchase method of accounting. Fast Rentals' assets and liabilities were recorded at their fair values as of the date of the acquisition. The excess of the acquisition cost over the fair value of net assets acquired, ("goodwill") of $2,321 is being amortized over 30 years on a straight-line basis. The total cost of the net assets acquired was $2,047 and consisted of assets of $3,061 less liabilities assumed of $858 and acquisition costs of $156. Assets acquired (at fair value) other than goodwill consisted primarily of rental merchandise of $620, prepaid expenses of $33, other assets of $12 and a non-compete agreement of $75. Liabilities assumed (at fair value) consisted primarily of trade payables of $29, accrued liabilities of $43 and debt of $786. The Consolidated Statements of Operations for the years ended September 30, 2000, 1999, and 1998 include the results of operations of Fast Rentals since the date of the acquisition.

    On February 5, 1998, the Company acquired all the outstanding shares of Champion Rentals, Inc. ("Champion"). At the time of the acquisition, Champion operated a chain of 145 rental-purchase stores located in Alabama, Arkansas, Florida, Georgia, Kentucky, Louisiana, North Carolina, Ohio, South Carolina, Tennessee and Virginia with annual revenues of approximately $75,000. The consideration paid in exchange for all the outstanding shares of Champion was $69,050 in cash. The acquisition was accounted for using the purchase method of accounting. Champion's assets and liabilities were recorded at their fair values at the date of the acquisition. The excess of the acquisition cost over the fair value of net assets acquired, ("goodwill") of $67,550 is being amortized on a straight-line basis over 30 years. The total costs of net assets acquired was $69,050 and consisted of assets of $91,030 less liabilities assumed of $18,408 and acquisition costs of $3,572. The acquisition of Champion was funded with borrowings drawn on the Company's existing senior credit facility. Assets acquired (at fair value), other than goodwill consisted primarily of rental merchandise of $18,134, property and equipment of $159, other assets of $3,219, prepaid expenses of $508, non-compete agreement of $1,000 and customer contracts of $460. Liabilities assumed (at fair value) consisted primarily of trade payables of $3,925, accrued

                                 RENT-WAY, INC.

                (all dollars in thousands, except per share data)

5. MERGERS AND ACQUISITIONS, CONTINUED:

liabilities of $2,356 and debt of $12,127. The Consolidated Statements of Operations for the years ended September 30, 2000, 1999, and 1998, include the results of operations of Champion since the date of the acquisition.

    On January 7, 1998, the Company completed the asset purchase of South Carolina Rentals, Inc., Paradise Valley Holdings, Inc., and L & B Rents, Inc., (collectively, "Ace Rentals"), assuming effective control of the results of operations as of January 1, 1998. At the time of the acquisition, Ace Rentals operated a chain of 50 rental-purchase stores located in California and South Carolina with annual revenues of approximately $22,000. The consideration paid in exchange for the assets of Ace Rentals was $25,348 in cash. The acquisition was accounted for using the purchase method of accounting. Ace Rentals' assets and certain liabilities were recorded at their fair values at the date of the acquisition. The excess of the acquisition cost over the fair value of net assets acquired, ("goodwill") of $21,495 is being amortized on a straight-line basis over 30 years. The total costs of net assets acquired was $25,348 and consisted of assets of $26,767 less a liability assumed of $478 and acquisition costs of $941. The acquisition of Ace Rentals was primarily funded with proceeds received in connection with the Company's public stock offering (see Note 3) with the balance being drawn on the Company's existing senior credit facility. Assets acquired (at fair value) other than goodwill consisted primarily of rental merchandise of $4,383, property and equipment of $249, non-compete agreement of $500 and $140 in customer contracts. The liability assumed (at fair value) was $478 of vehicle related debt. The Consolidated Statements of Operations for the years ended September 30, 2000, 1999, and 1998, include the results of operations of Ace Rentals since January 1, 1998.

    The following are unaudited pro forma results of operations for the year ended September 30, 1999, assuming the acquisitions of Ace Rentals, Champion, and RentaVision had occurred on October 1, 1998. The unaudited pro forma information does not include the results of operations of the Fast Rentals Acquisition in July 1998, the Cari acquisition in September 1998, America's Rent-To-Own acquisition in June 1999, and DPI in January and June 2000, which were not significant. The results are not necessarily indicative of future operations or what would have occurred had the acquisitions been consummated as of October 1, 1998. In 2000, the acquisitions were not significant and no pro forma information is presented.

                                                     UNAUDITED PRO FORMA
                                                         INFORMATION
                                               YEARS ENDED SEPTEMBER 30, 1999
                                               ------------------------------
                                               (AS RESTATED, NOTES 1 AND 19)

Total revenues...............................            $ 569,905
                                                         =========

Net loss ....................................            $    (717)
                                                         =========

Diluted loss per common share:
     Loss before extraordinary item..........            $  (0.01)
                                                         =========
     Net loss ...............................            $  (0.03)
                                                         =========


6.  RENTAL MERCHANDISE AND PROPERTY AND EQUIPMENT:

    Cost and accumulated depreciation of rental merchandise consists of the following:

                                              SEPTEMBER 30,
                                       ----------------------------
                                         2000               1999
                                         ----               ----
                                                          As Restated
                                                       (Notes 1 and 19)

Cost ........................          $ 421,123          $ 305,334
Less accumulated depreciation            137,799            108,599
Less deferred credits .......              1,272                225
                                       ---------          ---------
                                       $ 282,052          $ 196,510
                                       =========          =========


The Company uses a direct-ship policy from their vendors to the stores. As a result, the Company has eliminated the need for internal warehousing and distribution. The Company has acquired various entities, including Home Choice and RentaVision, that used internal warehousing and distribution. The Company has eliminated these warehouses and has applied direct-ship policies to these stores.

                                 RENT-WAY, INC.

6. RENTAL MERCHANDISE AND PROPERTY AND EQUIPMENT, CONTINUED:

This policy reduces the amount of rental merchandise not on rent. On-rent and held for rent levels of net rental merchandise consists of the following:

                                          SEPTEMBER 30,
                                   --------------------------
                                     2000              1999
                                     ----              ----
                                                    As Restated
                                                  (Notes 1 and 19)

On-rent merchandise .....           302,662          $225,103
Held for rent merchandise           118,461            80,231
                                   --------          --------
                                   $421,123          $305,334
                                   ========          ========

    At September 30, 2000, there exists a difference in rental merchandise cost between the Company's perpetual records and its general ledger in the amount of $2,362. The Company has deferred recognition of potential income pending further review.

    The Company uses the direct write-off method in accounting for losses (see
Note 3). These losses are recorded in other operating expenses and were incurred as follows:

                                       YEARS ENDED SEPTEMBER 30,
                               -----------------------------------------
                                2000             1999              1998
                                ----             ----              ----
                                             As Restated       As Restated
                                           (Notes 1 and 19)  (Notes 1 and 19)
Lost merchandise ....          $ 2,380          $ 2,048          $ 1,380
Stolen merchandise ..           14,668           12,079           12,168
Discarded merchandise            6,252            3,240            1,682
                               -------          -------          -------
                               $23,300          $17,367          $15,230
                               =======          =======          =======

    Property and equipment consists of the following:

                                                         SEPTEMBER 30,
                                                    -----------------------
                                                      2000           1999
                                                      ----           ----
                                                                  As Restated
                                                                (Notes 1 and 19)
Signs ..........................................    $  6,938       $  7,213
Transportation equipment .......................      47,632         40,182
Furniture and fixtures .........................      32,315         24,752
Leasehold improvements .........................      30,324         25,552
Buildings ......................................       4,168          6,160
Construction in progress .......................       2,283            436
Land ...........................................       2,307            115
                                                    --------       --------
                                                     125,967        104,410
Less accumulated depreciation and amortization..      49,268         44,495
                                                    --------       --------
                                                    $ 76,699       $ 59,915
                                                    ========       ========

    The Company has buildings and aircraft held for sale with net book values of $1,634 and $1,503, respectively, at September 30, 2000.

7.  RENTAL MERCHANDISE DEPOSITS AND CREDITS DUE FROM VENDORS:

    On August 31, 2000, the Company prepaid for $39,000 of rental merchandise, and in return, received an $ 825 prepayment discount in the form of cash from the vendors. The vendors were prepaid; and as the Company places orders, the vendors reduce their respective prepaid balance. As of September 30, 2000, $8,383 of rental merchandise had been received against the prepayment. The prepayment discount has been deferred and is being recognized as a reduction of rental merchandise depreciation expense over the life of the rental merchandise.

    The Company has credits due from vendors for the return of merchandise in the amount of $2,672. The credits are reduced when the Company purchases additional products from the vendors.

                                 RENT-WAY, INC.

                (all dollars in thousands, except per share data)

8.  OTHER LIABILITIES:

    Other liabilities consist of the following:

                                                     2000           1999
                                                     ----           ----
                                                                 As Restated
                                                               (Notes 1 and 19)
Capital lease obligation .........................  $20,888         $13,124
Accrued workers' compensation ....................    3,424             483
Accrued vacation .................................    1,895           1,447
Accrued bonuses ..................................      139             344
Accrued interest .................................      948             639
Sales and use tax payable ........................    2,845           2,878
Accrued property taxes ...........................    3,950           1,536
Deferred income ..................................    2,340             284
Deferred credit-rental merchandise (Note 6) ......    2,350              --
Accrued salaries, wages, and tax .................    6,761           3,902
Accrued health insurance and benefits ............    2,937           2,142
Accrued vehicle insurance ........................    2,226             249
Accrued franchise and other tax ..................    1,539              74
Vacant facility lease obligations ................    2,486           2,291
Accrued professional fees ........................      625           2,667
Accrued bank fees ................................      878              --
Accrued taxes ....................................    4,914           1,614
DPI - deferred revenue ...........................    2,054              --
Other ............................................    2,979           3,350
                                                    -------         -------
                                                    $66,178         $37,024
                                                    =======         =======

9.  DEBT:

    Debt consists of the following:

                                                    SEPTEMBER 30,
                                             --------------------------
                                               2000              1999
                                               ----              ----
Senior credit facility ............          $387,708          $268,000
Convertible Subordinated Debentures                --            20,000
Notes Payable .....................               144               130
                                             --------          --------
                                             $387,852          $288,130
                                             ========          ========

     The Company's credit facility with a syndicate of banks was amended on June 28, 2000. The credit facility, co-led by National City Bank of Pennsylvania, acting as administrative agent, Bank of America, N.A., acting as documentation agent, and Bank of Montreal and Harris Trust and Savings Bank, acting as syndication agents, provides for loans and letters of credit of up to $435,000 (revolving notes and letters of credit $114,444, Term Loans A $143,056 and Term Loans B $177,500). The amendment amended the Company's credit facility dated September 23, 1999, as amended November 17, 1999, December 6, 1999, and December 7, 1999.

    In November 2000 absent a waiver the Company would have failed to meet certain covenants in its bank credit facility including financial covenants, monthly and quarterly financial reporting requirements and record keeping requirements. The Company obtained a waiver of these requirements conditioned on the non-occurrence of certain events. As a result of the Company's announcement in December 2000 of an increase in the total adjustments resulting from the accounting matters under investigation (see Note 1), the waiver expired by its terms, and the Company and its bank lenders entered into a forbearance agreement dated December 18, 2000. The forbearance agreement limited revolving credit loans and letters of credit to $91,124. The forbearance agreement was subsequently amended several times. The Fifth Amendment to the forbearance agreement, which expires on July 31, 2001, limits the maximum borrowings under the revolving portion of the credit facility to $76,128. The Company is negotiating with its banks to amend its credit facility (see Note 2).

    The following disclosures with respect to the credit facility are as of September 30, 2000, and do not reflect the effect of the forbearance agreement referred to above.

    Under the credit facility, the Company may borrow funds under a base rate option plan or euro-rate option plan. Under the base rate option plan, the Company may borrow funds based on a spread of prime rate plus 0.250% to 2.00% (prime rate at September 30, 2000 of 9.5%). The actual spread is determined based on the ratio of debt to cash flows from operations during the period.

                                 RENT-WAY, INC.

                (all dollars in thousands, except per share data)

9.  DEBT, CONTINUED:

    Under the euro-rate option, the Company may borrow funds based on a spread of the London Interbank Offered Rate, ("LIBOR") plus 175 to 350 basis points (LIBOR at September 30, 2000 of 6.66%). The actual spread is determined based on the ratio of debt to cash flow generated from operations during the period. Borrowings under the euro-rate option require the Company to select a fixed interest period during which the euro-rate is applicable with the borrowed amount not to be repaid prior to the last day of the selected interest period. In addition, borrowing tranches under the euro-rate option must be in multiples of $1,000. Commitment fees associated with the credit facility are in a range from 0.375% to 0.500% for each banks' unused commitment.

    As of September 30, 2000, the Company's debt under both the euro-rate option and base-rate option plans were as follows:

      BORROWING OPTION PLAN              AMOUNT           RATE
      ---------------------             ------------------------
Euro-rate tranche ................      $138,764           9.41%
Euro-rate tranche ................       176,344          10.16%
Euro-rate tranche ................        66,000           9.37%
Base-rate ........................         6,600           9.50%
                                        --------
                                        $387,708           9.80%
                                        ========

    The principal amount of the Term Notes A under the credit facility (with borrowings of $138,764 outstanding at September 30, 2000) is payable in quarterly payments due on the last day of each December, March, June, and September, beginning with the quarter ended December 31, 2000, as follows:


QUARTER(S) ENDING ON FOLLOWING DATE OR        PERCENTAGE OF PRINCIPAL OF TERM A
COMMITMENTS IN THE FOLLOWING PERIOD               DUE ON EACH PAYMENT DATE
-----------------------------------               ------------------------
     9-30-00 through 6-30-01.........................       3.0%
     9-30-01 through 6-30-02.........................       4.0%
     9-30-02 through 6-30-03.........................       5.0%
     9-30-03 through 6-30-04.........................       6.0%
     9-30-04 through 6-30-05.........................       7.0%


The principal amount of each of the Term Notes B under the credit facility (with borrowings of $176,344 outstanding at September 30, 2000) is payable as follows:
(i) seventeen quarterly payments due on the last day of each September, December, March, and June, beginning with the quarter ended September 30, 2000, and continuing through the quarter ending September 30, 2004, each payment equal to one fourth of one percent (1/4%) of the Term Loan B Commitments. (ii) one payment on September 30, 2005, in an amount equal to forty-seven and one-half percent (47 1/2%) of the Term Loan B Commitments, and (iii) a final payment on September 30, 2006, of the remaining principal balance of the Term Loan B.

    At September 30, 2000, the Company had $72,600 principal amount of the revolving Credit Facility outstanding under the credit facility and $6,124 in letters of credit outstanding. At September 30, 2000, there was $35,720 of unused revolving notes and letters of credit available under the credit facility.

    The credit facility requires the Company to meet certain financial covenants and ratios including maximum leverage, minimum interest coverage, minimum tangible net worth, fixed charge coverage, and rental merchandise usage ratios. In addition, the Company must meet requirements regarding monthly, quarterly, and annual financial reporting. The credit facility also contains non-financial covenants, which restrict actions of the Company with respect to the payment of dividends, acquisitions, mergers, disposition of assets or subsidiaries, issuance of capital stock, and capital expenditures. The Company may at any time repay outstanding borrowings, in whole or part, without premium or penalty, except with respect to restrictions identified with the selection of the euro rate option.

     As a result of entering into its credit facility in September 1999, the Company wrote off the remaining balance of deferred financing costs associated with Rent-Way's and Home Choice's previous credit facilities. The amount of deferred finance costs, $865 ($519 net of 40% tax) is shown as an extraordinary item on the Company's Consolidated Statement of Operations for the year ended September 30, 1999.

    By notice to the holders thereof dated December 10, 1999, the Company called on a mandatory redemption of its $20 million 7% Convertible Subordinated Debentures due 2007. The Company had the right to redeem the debentures on February 5, 2000, at a price of 103%. On February 6, 2000, $20 million of 7% Subordinated Convertible Debentures converted into 1,495,986 shares of the Company's common stock. The debentures were convertible into shares of common stock, without par value, at a conversion price of $13.37 per share at the option of the shareholders at any time on notice therefrom. Unamortized deferred financing costs in the amount of $715 were charged to equity in connection with the conversion.

                                 RENT-WAY, INC.

                (all dollars in thousands, except per share data)


9.  DEBT, CONTINUED:

    The Company's Notes Payable consists of the following:

                                                                                   SEPTEMBER 30,
                                                                                   -------------
                                                                                 2000          1999
                                                                                 ----          ----

Note payable to an individual with an interest rate of 18.0% payable in
  monthly installments of $3 through December 2006 ....................          $109          $120
Vehicle and other notes payable .......................................            35            10
                                                                                 ----          ----
                                                                                 $144          $130
                                                                                 ====          ====


    The Company's weighted average interest rate was 8.912%, 7.732%, and 7.784% for the years ended September 30, 2000, 1999 and 1998, respectively.

    At September 30, 1999, the carrying values and the estimated fair values of the Company's significant fixed interest debt instruments are as follows:

                                                       SEPTEMBER 30, 1999
                                                    ---------------------------
                                                    CARRYING         ESTIMATED
                                                     VALUES         FAIR VALUES
                                                     ------         -----------
Convertible Subordinated Debentures 7% ......        $20,000          $21,516
                                                     =======          =======


    At September 30, 2000, aggregate annual maturities of debt are as follows:

                                        SEPTEMBER 30, 2000
                                        ------------------

             2001 .................          $ 20,372
             2002 .................            26,095
             2003 .................            31,817
             2004 .................            37,539
             2005 .................           114,354
             Thereafter ...........           157,531
                                             --------
                                             $387,708
                                             ========


    At September 30, 2000 and 1999, book overdrafts of $1,887 and $2,994 respectively, were included in accounts payable in the accompanying Consolidated Balance Sheets.

10. DERIVATIVE FINANCIAL INSTRUMENTS:

    At September 30, 2000, the Company had interest rate swaps in the notional amount of $204,400, and a fair market value of $2,510. The variable pay interest rate ranges from 5.09% to 6.97%. The maturity dates run through August 2005.

    The Company's interest rate swaps do not meet the qualifications for hedge accounting treatment under SFAS No. 133. Upon adoption of SFAS No. 133 on October 1, 2000, the fair value of the swaps will be recorded as an asset in the amount of $2,510 on October 1, 2000, with the offset to other comprehensive income. Subsequent adverse changes in fair value of the interest rate swap portfolio amounting to $4,200 for the three months ended December 31, 2000, and $4,600 for the three months ended March 31, 2001, will be charged to the Company's Consolidated Statements of Operations.

11. COMMITMENTS AND CONTINGENCIES:

    The Company leases substantially all of its retail stores under non-cancelable agreements generally for initial periods ranging from three to five years. The store leases generally contain renewal options for one or more periods of three to five years. Most leases require the payment of taxes, insurance, and maintenance costs by the Company. The Company leases certain transportation equipment under capital leases (see Note 19) and, to a lesser extent, operating leases, under arrangements that expire over the next 5 years. At September 30, 2000, future minimum rental payments under non-cancelable capital and operating leases are as follows:

                                                                    CAPITAL LEASES    OPERATING LEASES
                                                                    --------------    ----------------
2001 ........................................................          $ 13,261          $ 33,223
2002 ........................................................            10,393            27,089
2003 ........................................................             7,786            19,545
2004 ........................................................             6,115            12,858
Thereafter ..................................................               969            11,107
                                                                       --------          --------
Total minimum payments required .............................            38,524          $103,822
                                                                                         ========
Amount representing interest obligations under capital leases            17,638
                                                                       --------
                                                                       $ 20,888
                                                                       ========

                                 RENT-WAY, INC.

                (all dollars in thousands, except per share data)

11. COMMITMENTS AND CONTINGENCIES, CONTINUED:

    The capital lease agreements have a minimum lease term of one year and permit monthly renewal options and contain residual lease guarantees. The Company has retained the leased vehicles an average of 48 months which represents the period through which renewal of the leases have historically been probable as a result of continuously decreasing costs of operation.

    The Company's investment in transportation equipment under capital leases was as follows:

                                             2000             1999
                                             ----             ----
     Transportation Equipment ........      $45,854          $37,770
     Less accumulated amortization ...       24,966           24,646
                                            -------          -------
     Net transportation equipment
       under capital lease ...........      $20,888          $13,124
                                            =======          =======


    Rent expense under operating leases for the years ended September 30, 2000, 1999, and 1998 was $36,444, $25,755, and $25,737, respectively.

    As of June 1, 2001, Rent-Way has been served with twelve complaints in purported class action lawsuits filed in or transferred to the U.S. District Court for the Western District of Pennsylvania. The complaints allege that, among other things, as a result of accounting irregularities, the Company's previously issued financial statements were materially false and misleading thus constituting violations of federal securities laws by the Company and by certain officers. The actions allege that the defendants violated Sections 10(b) and/or
Section 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. The actions seek damages in unspecified amounts. The actions purport to be brought on behalf of purchasers of the Company's common stock during various periods, all of which fall between January 18, 2000, and October 30, 2000. The District Court has ordered that the actions be consolidated. Rent-Way is currently evaluating these claims and possible defenses thereunto. Additional purported class action lawsuits similar to those described above may be filed, and the existing lawsuits may be amended to increase the purported class.

    Certain of Rent-Way's officers and directors and Rent-Way, as nominal defendant, have been sued in a shareholder derivative action brought on behalf of Rent-Way in the U.S. District Court for the Western District of Pennsylvania. The derivative complaint purports to assert claims on behalf of Rent-Way against the defendants for violation of duties asserted to be owed by the defendants to Rent-Way and which relate to the events which gave rise to the purported class actions described above. All proceedings in the derivative case have been stayed, pending the resolution of the securities actions. Rent-Way cannot predict the outcome of the litigation.

    Pursuant to its bylaws, Rent-Way is obligated to indemnify its officers and directors under certain circumstances against claims within the lawsuits. Rent-Way may also be obligated to indemnify certain of its officers and directors for the costs they incur as a result of the investigations and lawsuits.

    While it is not feasible to predict or determine the final outcome of these or similar proceedings, or to estimate the amounts or potential range of loss with respect to these matters, management believes that an adverse outcome with respect to such proceedings could have a material adverse impact on the Company's financial position and results of operations.

    The Company is subject to legal proceedings and claims in the ordinary course of its business that have not been finally adjudicated. Certain of these cases have resulted in possible claims ranging from $38,057 to $38,258. The majority of such claims are, in the opinion of management, covered by insurance policies or indemnification agreements and therefore should not have a material effect on the consolidated financial position, results of operations or cash flows of the Company. Additional claims exist of approximately $150 for which management believes it has meritorious defenses but for which the likelihood of an unfavorable outcome is currently not determinable. Additionally, claims exist for which management is not able to estimate a potential loss. In management's opinion, none of these claims will have a material adverse affect on the financial position, results of operations or cash flows of the Company.

    The Company is self-insured for certain losses related to workers' compensation, employee medical and employee dental claims, vehicle and general liability.

    The Company has purchased stop-loss coverage in order to limit its exposure to any significant levels of claims. Self-insurance reserves are accrued based upon the Company's estimates of the aggregate liability for uninsured claims incurred using certain actuarial assumptions followed in the insurance industry and the Company's historical experience. The Company has obtained letters

                                 RENT-WAY, INC.

                (all dollars in thousands, except per share data)

11. COMMITMENTS AND CONTINGENCIES, CONTINUED:

of credit of $6,000 to guarantee the payment of future claims.

    The Company has approximately $890 recorded as deposits held for customers. The Company may have the right of offset for $305 of these amounts and is currently investigating its offset rights.

    Also, see Note 13 for related party commitments.

12. INCOME TAXES:

    The Company's income tax expense (benefit) consists of the following components:

                                        FOR THE YEARS ENDED SEPTEMBER 30,
                                   ---------------------------------------------
                                     2000           1999               1998
                                     ----           ----               ----
                                                (as Restated      (as Restated
                                               Notes 1 and 19)   Notes 1 and 19)

Current expense(benefit):
  Federal ....................     $  (297)        $   755             $ 2,765
  State and local ............          --             131                 992
                                   -------         -------             -------
                                      (297)            886               3,757
Deferred expense (benefit):
  Federal ....................          78           4,909              (1,213)
  State and local ............          19           1,424                (327)
                                   -------         -------             -------
                                        97           6,333              (1,540)
                                   -------         -------             -------
Income tax expense (benefit)..     $  (200)        $ 7,219             $ 2,217
                                   =======         =======             =======

    A reconciliation of the income tax expense (benefit) compared with the amount at the U.S. statutory tax rate of 35% (34% for 1998) is shown below:

                                                                   FOR THE YEARS ENDED SEPTEMBER 30,
                                                              ----------------------------------------------
                                                                 2000             1999              1998
                                                                 ----             ----              ----
                                                                              (as Restated     (as Restated
                                                                             Notes 1 and 19)  Notes 1 and 19)
Tax provision at U.S. statutory rate ..................         $(9,884)          $ 2,598          $(1,156)
State and local income taxes, net of federal benefit...          (1,607)            1,011              438
Nondeductible goodwill and purchase contracts .........           1,355               943            1,003
Nondeductible acquisition costs .......................              --             2,571            1,917
Deferred tax valuation allowance ......................           9,033                --               --
Limitation on loss based on tax ownership of LLC ......             425                --               --
Other .................................................             478                96               15
                                                                -------           -------          -------
Income tax expense (benefit) ..........................         $  (200)          $ 7,219          $ 2,217
                                                                =======           =======          =======


    At September 30, 2000, and 1999, the components of the net deferred tax asset (liability) are as follows:

                                              2000               1999
                                              ----               ----
                                                              (as Restated
                                                             Notes 1 and 19)
Rental merchandise ..................       $(27,229)          $(22,266)
Property and equipment ..............          1,280                776
Operating loss carry forwards .......         34,923             21,066
Intangibles .........................         (3,383)            (1,051)
Accrued expenses ....................          4,042                798
Other ...............................            211                255
Tax credits .........................            206                520
Deferred tax valuation allowance.....        (10,050)                --
                                            --------           --------
Net deferred tax asset (liability)...       $     --           $     98
                                            ========           ========

    A valuation allowance of $10,050 was established at September 30, 2000. This amount represents the full net deferred tax asset. Approximately $3,000 of the operating loss carry forwards will result in a credit to shareholders' equity when it is determined they can be utilized.

    In 1999, a net deferred tax asset of approximately $179 was established upon the acquisition of America's Rent-To-Own for the difference in the tax and book basis of the net assets acquired.

    As of September 30, 2000, the Company has net operating loss carry-forwards of approximately $90,713 for income tax purposes, expiring in years through fiscal 2020. A portion of these losses are subject to annual limitations under Internal Revenue Code Section 382 due to prior ownership changes. Additionally, as of September 30, 2000, the Company has alternative minimum tax credits of approximately $206.

                                 RENT-WAY, INC.

                (all dollars in thousands, except per share data)

13. RELATED PARTY TRANSACTIONS:

    During fiscal years ended September 30, 2000, 1999, and 1998 the Company leased one location in 2000 and two locations in 1999 and 1998 from a principal shareholder or a company controlled by a principal shareholder. Rent paid during these years related to these leases was $49, $76, and $87, respectively.

     During fiscal 2000 and 1999 the Company held notes aggregating $743 and $354, respectively from directors of the Company resulting from the exercise of stock options. The notes are full recourse promissory notes bearing interest at 10% per annum. At September 30, 2000, the Company also held a note receivable with a balance of $159 from a director of the Company related to a personal loan. The note is a full recourse promissory note and bears interest at 10% per annum. During fiscal 2000, $140 of the notes was repaid in cash and $488 was paid by the return of common stock of the Company related to option exercises. At September 30, 2000 and 1999, the Company held notes receivable which were due within one year and unpaid interest thereon of $690 and $362, respectively and interest income was $75 and $8, respectively for the years then ended. The notes are reflected as a reduction to shareholders' equity in the Company's Consolidated Balance Sheet.

         In fiscal 2000, the Company paid cash of $94 to a director of the Company for the repurchase of common stock shortly after the issuance of common stock through exercise of a stock option. Therefore, the Company recorded compensation expense of $49 related to this transaction.

    The Company has entered into a consulting agreement with a director of the Company which provides for the payment of $100 per year for 10 years commencing October 1, 1999.

    In connection with the acquisition of D.A.M.S.L. Corp. ("DAMSL") in fiscal 1994, the Company entered into consulting and non-compete agreements with the former shareholders including Marc W. Joseffer, a director of the Company. Mr. Joseffer receives payments from the Company under a consulting agreement date May 18, 1994, for a period of five years commencing May 18, 1996. Annual payments to Mr. Joseffer for each year of the consulting agreement are $132; $120; $144; $132; and $192 respectively. Under the terms of a non-compete agreement entered into by Mr. Joseffer, he received monthly payments from the Company of $2. The non-compete agreement expired on May 18, 2001.

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

    In connection with the merger of Alrenco and RTO Inc., Alrenco entered into a non-compete agreement and consulting agreement dated February 26, 1998 with Michael D. Walts, the Chairman, President and principal shareholder of Alrenco. The consulting and non-compete agreement is for a term of five years and has payment terms in the amount of $400 for each of the next five, twelve- month periods. The Company paid $400 per year on this agreement during fiscal 2000 and 1999, respectively.

14. STOCK OPTIONS:

    In March 1999, the Board of Directors of the Company adopted, and the shareholders approved, the Rent-Way, Inc. 1999 Stock Option Plan (the "1999 Plan") which authorizes the issuance of up to 2,500,000 shares of common stock pursuant to stock options granted to officers, directors, key employees, consultants, and advisors of the Company. The option exercise price will be at least equal to the fair market value of the Company's common stock on the grant date. The 1999 Plan will expire in March 2009 unless terminated earlier by the Board of Directors. The authorized number of shares, the exercise price of outstanding options, and the number of shares under option are subject to appropriate adjustment for stock dividends, stock splits, reverse stock splits, recapitalizations, and similar transactions. The 1999 Plan is administered by the Stock Option Committee of the Board of Directors who select the optionees and determine the terms and provisions of each option grant within the parameters set forth in the 1999 Plan. As of September 30, 2000, 2,057,350 options at an exercise price ranging from $15.875 to $31.625 were granted under the 1999 Plan.

    In June 1992, the Board of Directors of the Company adopted, and the shareholders have approved, the Rent-Way, Inc. Stock Option Plan of 1992 (the "1992 Plan") which authorizes the issuance of up to 600,000 shares of common stock pursuant to stock options granted to officers, directors, key employees, consultants, and advisors of the Company. The option exercise price will be at least equal to the fair market value of the Company's common stock on the grant date. The 1992 Plan will expire in June 2002 unless terminated earlier by the Board of Directors. The authorized number of shares, the exercise price of outstanding options and the

                                 RENT-WAY, INC.

                (all dollars in thousands, except per share data)

14. STOCK OPTIONS, CONTINUED:

number of shares under option are subject to appropriate adjustment for stock dividends, stock splits, reverse stock splits, recapitalizations and similar transactions. The 1992 Plan is administered by the Compensation Committee of the Board of Directors who select the optionees and determine the terms and provisions of each option grant within the parameters set forth in the 1992 Plan.

    The Board of Directors of the Company also adopted, and the shareholders have approved the Rent-Way, Inc. 1995 Stock Option Plan (the "1995 Plan"), which authorizes the issuance of up to 2,000,000 shares of common stock pursuant to stock options granted to officers, directors, and key employees of the Company. The 1995 Plan is administered by the Compensation Committee of the Board of Directors and contains terms and provisions substantially identical to those contained in the 1992 Plan.

    On November 8, 1995, Alrenco approved a stock incentive plan (the "Alrenco Plan") under which 450,000 common shares were reserved. Under the Alrenco Plan, Alrenco was entitled to grant its employees incentive stock options or nonqualified stock options to purchase a specified number of shares of common stock at a price not less than fair market value on the date of grant and for a term not to exceed 10 years. In addition to the stock options, Alrenco was entitled to grant stock appreciation rights ("SAR"), restricted stock awards and options to directors. SARs and options to directors were required to be granted at a minimum of fair market value at the date of grant and restricted stock awards at a price to be determined by the Alrenco Board of Directors' compensation committee. Directors who were not involved in day-to-day management of Alrenco were initially entitled to a grant of 5,000 shares and, on each of their next five anniversaries, an automatic 1,000 share grant. On January 23, 1996, Alrenco granted 105,000 shares of restricted stock to two key employees, which vested at the earlier of a change in control or at the end of seven years. As a result of the merger with RTO, Inc. ("RTO"), these shares automatically vested on February 26, 1998. Compensation expense of $988 and $194 was recorded related to Alrenco Plan for the years ended September 30, 1999 and 1998.

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

    The following is a summary of activity of the Company's stock options during the years ended September 30, 2000, 1999 and 1998, and has been restated to include the activity of Home Choice's stock options based on an exchange ratio of 0.588:

                                               WEIGHTED
                                               AVERAGE
                                                 PRICE
  STOCK OPTIONS               SHARES           PER SHARE
  -------------               ------           ---------
September 30, 1997           1,992,794           $13.65
  Granted ........           1,070,831           $23.48
  Exercised ......            (299,417)          $10.27
  Forfeited ......            (443,702)          $19.92
                             ---------
September 30, 1998           2,320,506           $17.42
                             ---------
  Granted ........           1,364,263           $25.90
  Exercised ......            (403,610)          $14.07
  Forfeited ......            (125,950)          $25.29
                             ---------
September 30, 1999           3,155,209           $21.21
                             ---------
  Granted ........           1,588,700           $18.45
  Exercised ......            (594,550)          $14.23
  Cancelled ......            (133,720)          $21.66
                             ---------
September 30, 2000           4,015,639           $21.07
                             =========

    At September 30, 2000, stock options representing 1,532,927 shares are exercisable at prices ranging from $8.00 to $33.63 per share.

    The Company accounts for stock based compensation issued to its employees and directors in accordance with APB No. 25 and has elected to adopt the "disclosure only" provisions of SFAS No. 123. RENT-WAY, INC.

                (all dollars in thousands, except per share data)

14. STOCK OPTIONS, CONTINUED:

    For SFAS No. 123 purposes, the fair value of each option granted under the 1992 Plan, the 1995 Plan, and the 1999 Plan is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for options granted in fiscal 2000 and 1999: expected volatility of 47.41%, risk-free interest rates between 6.85% and 5.91%, and an expected life of five years.

    If the Company had elected to recognize the compensation cost of its stock option plans based on the fair value of the awards under those plans in accordance with SFAS No. 123, net loss and loss per common share would have been increased to the pro-forma amounts below:

                                               FOR THE YEARS ENDED SEPTEMBER 30,
                                         -------------------------------------------
                                                          1999                1998
                                                      (AS RESTATED        (AS RESTATED
                                           2000      NOTES 1 AND 19)     NOTES 1 AND 19)
                                           ----      ---------------     ---------------
Net loss before extraordinary item:
  As reported .....................      $(28,041)      $  (246)            $(5,819)
  Pro-forma .......................       (35,811)       (6,074)             (8,224)

Net loss:
  As reported .....................      $(28,041)      $  (765)            $(5,819)
  Pro-forma .......................       (35,811)       (6,593)             (8,224)

Diluted loss per common share:
Net loss before extraordinary item
  As reported .....................      $ (1.20)       $ (0.01)            $ (0.29)
                                         =======        =======             =======
  Pro-forma .......................      $ (1.54)       $ (0.28)            $ (0.41)
                                         =======        =======             =======

Net loss
  As reported .....................      $ (1.20)       $ (0.04)            $ (0.29)
                                         =======        =======             =======
  Pro-forma .......................      $ (1.54)       $ (0.31)            $ (0.41)
                                         =======        =======             =======


15. SHAREHOLDERS' EQUITY:

    On May 1, 2000, the Company entered into a three-year agreement with Gateway Companies, Inc. ("Gateway") to be an authorized supplier of Gateway personal computers and related peripherals in the rental purchase industry. Subject to the Company meeting purchase volume requirements, Gateway has agreed not to enter into any similar arrangements with any of the Company's largest industry competitors. As part of this transaction, Gateway invested $7,000 for 348,910 shares of the Company's common stock with a fair value of $9,038.

    In accordance with ETIF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services," the Company has recorded an intangible asset in the amount of $2,038 for the value of the exclusivity agreement. The Company will amortize this amount over a 36-month period.

    In July 1995, in connection with the Company's acquisition of McKenzie Leasing Corporation and the issuance of its 10% Convertible Subordinated Notes due 2002, Rent-Way issued warrants to purchase 105,000 shares of common stock at $9.94 per share to Massachusetts Mutual Life Insurance Company and its affiliates. The warrants are exercisable at any time for a period of seven years from their issue dates and are subject to anti-dilution provisions providing for appropriate adjustment in the event of any reclassification, stock dividend, stock split, or similar transactions, and stock issuances below the warrant exercise price.

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

    The following warrants were outstanding at September 30, 2000, or exercised during fiscal 2000:

                    NUMBER OF  EXERCISE    EXPIRATION      SHARES      SHARES
  WARRANT DATE       SHARES      PRICE        DATE        EXERCISED   REMAINING
---------------    ----------  --------   --------------  ---------   ---------
July 1995             105,000   $  9.94   July 2002              --    105,000
September 1995         37,500   $ 10.00   September 2000     37,500         --

                                 RENT-WAY, INC.

                (all dollars in thousands, except per share data)


16. EMPLOYEE BENEFIT PLANS:

    Effective January 1, 1994, Rent-Way established the Rent-Way, Inc. 401(k) Retirement Savings Plan (the "RentWay Plan"). Participation in the Plan is available to all Company employees who meet the necessary service criteria as defined in the Plan agreement. Company contributions to the Plan are based on a percentage of the employees' contributions, as determined by the Board of Directors, and amounted to $1,025, $351, and $383 (in the form of the Company's common stock) for the years ended September 30, 2000, 1999 and 1998, respectively.

    On February 5, 2001, and as a result of the significant price drop in Rent-Way stock following disclosure of the accounting investigation (see Note
1), the Company made an additional cash contribution of $366 to the Rent-Way Plan in order to restore a portion of the loss in value of Rent-Way stock held in participant accounts under the plan. The Company also committed to make additional contributions in future years to the extent the Rent-Way stock price does not reach certain levels. The Company has also amended the plan to limit the amount of a participant's contribution that can be invested in Rent-Way common stock.

    At September 30, 2000, the Company had two other active 401(k) retirement savings plans: the America's Sales & Leasing 401(k) Plan (the "America's Plan"), and the RentaVision, Inc. 401(k) Plan (the "RentaVision Plan"). The Company incurred $4 and $6 of expense related to the America's Plan during fiscal 2000 and 1999 respectively. No expenses were incurred related to the RentaVision Plan. The Company contributed $460 and $515 to the Home Choice Plan for the years ended September 30, 1999 and 1998, respectively. Each plan is available to all Company employees who meet the necessary service criteria as defined in the plan agreements. Company contributions to the plans are based on a percentage of the employees' contributions. The Home Choice Plan was merged on January 1, 2000; and the America's Plan and RentaVision Plan were merged in January 2001 into the Rent-Way Inc., Plan.

    The Company also has a frozen 401(k) retirement savings plan: the Amigo TV Rentals, Inc. 401(K) Plan. The Company is working to dissolve this plan. There were no expenses incurred for this plan during fiscal 1999 and 1998.

17.  LOSS PER SHARE:

     Basic loss per common share is computed using losses available to common shareholders divided by weighted average number of common shares outstanding. Diluted loss per common share is computed using losses available to common shareholders adjusted for anticipated interest savings, net of related taxes, on conversion of the Company's convertible subordinated debentures and the weighted average number of shares outstanding is adjusted for the potential impact of options, warrants, and the convertible subordinated debentures where the effects are dilutive. The weighted average shares outstanding prior to December 10, 1998 include the historical weighted average shares of Home Choice, adjusted for the exchange ratio of 0.588 (see Note 5).

                                 RENT-WAY, INC.

                (all dollars in thousands, except per share data)


17.  LOSS PER SHARE, CONTINUED:

     The following table discloses the reconciliation of numerators and denominators of the basic and diluted loss per share computation:

                                                                 FOR THE YEARS ENDED SEPTEMBER 30,
                                                             ----------------------------------------------
    COMPUTATION OF LOSS PER SHARE                            2000               1999              1998
                                                                            (as Restated)     (as Restated)
                                                                          (Notes 1 and 19)  (Notes 1 and 19)
                                                             ----------------------------------------------

BASIC
Loss applicable to common shares for basic
earnings per share ................................        $(28,041)          $  (765)          $(5,819)
                                                           ========           =======           =======
Weighted average common shares outstanding ........          23,314            21,341            20,283
                                                           ========           =======           =======
Loss per common share:
  Loss before extraordinary item ..................        $  (1.20)          $ (0.01)          $ (0.29)
                                                           ========           =======           =======
  Loss applicable to common shares ................        $  (1.20)          $ (0.04)          $ (0.29)
                                                           ========           =======           =======
DILUTED
Loss applicable to common shares for basic
earnings per share ................................        $(28,041)          $  (765)          $(5,819)
Interest on 7% convertible debentures (net
of tax) (1) .......................................              --                --                --
                                                           --------           -------           -------
Loss applicable to common shares for diluted
loss per share ....................................         (28,041)          $  (765)          $(5,819)
                                                           ========           =======           =======
Weighted average common shares used in
calculating basic loss per share ..................          23,314            21,341            20,283
Add-incremental shares representing:
Shares issuable upon exercise of stock
options, stock warrants and escrowed shares
(1) ...............................................              --                --                --
Shares issued on conversion of 7%
convertible debentures (1) ........................              --                --                --
                                                           --------           -------           -------
Weighted average number of shares used in
calculation of diluted loss per share (in 000's)...          23,314            21,341            20,283
                                                           ========           =======           =======
Loss per common share:
  Loss before extraordinary item ..................        $  (1.20)          $ (0.01)          $ (0.29)
                                                           ========           =======           =======
  Loss applicable to common shares ................        $  (1.20)          $ (0.04)          $ (0.29)
                                                           ========           =======           =======


(1) Including the effects of these items for the years ended 1998, 1999 and 2000 would be anti-dilutive. Therefore, 1,123; 2,004; and 2,141 of antidilutive common shares are excluded from consideration in the calculation of diluted loss per share for the years ended September
         30, 2000, 1999, and 1998, respectively.

                                 RENT-WAY, INC.

                (all dollars in thousands, except per share data)

18.  SEGMENT INFORMATION:

     Rent-Way is a national rental-purchase chain, which provides a variety of services to its customers including rental of household items and prepaid local telephone service on either a basis. The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by product category. The Company's reportable segments are household rentals and prepaid telephone service. Its household rental segment rents name brand merchandise such as furniture, appliances, electronics and computers on either a weekly, biweekly, semimonthly or monthly basis. Its prepaid telephone service segment provides a local dial tone on a month-by-month basis.

     The financial results of the Company's segments follow the same accounting policies as described in "Summary of Significant Accounting Policies" (see Note
3). The information presented below does not include the results of the prepaid telephone service segment prior to January 4, 2000 (see Note 5).

                                                                    Prepaid
                                               Household           Telephone
                                                Rental              Service              Total
     For the year ended September 30, 2000      Segment             Segment             Segments
     -------------------------------------      -------             -------             --------

     Total revenues ......................     $ 583,443           $   9,243           $ 592,686
                                               =========           =========           =========
     Operating income (loss) .............     $   3,197           $  (3,939)          $    (742)
                                               =========           =========           =========
     Net loss ............................     $ (23,994)          $  (4,047)          $ (28,041)
                                               =========           =========           =========
     Total Assets ........................     $ 760,528           $   4,074           $ 764,602
                                               =========           =========           =========


19.  RESTATEMENT:

    After evaluating information revealed in the investigation (see Note 1) and in preparation of its fiscal 2000 financial statements, the Company has determined that improper accounting entries were made in fiscal 2000, 1999 and 1998 that overstated assets and income and understated liabilities and expenses. The total amount of adjustments relating to these improper entries affecting pre-tax operating income in fiscal 1999 and 1998 is $21.0 million and $2.3 million, respectively. The Company has also made adjustments to fiscal 1999 and 1998 to conform the application of certain accounting principles for all periods presented. In addition, the Company has also determined to record certain previously unrecorded recurring adjustments that were initially identified in its preparation of its fiscal 1999 and 1998 financial statements. The Company had previously decided not to record these adjustments on the basis of immateriality. The Company has now decided to give effect to these adjustments in fiscal 1999 and 1998 as appropriate by restating its previously issued financial statements for such periods.

    Management believes that it has made all of the adjustments considered necessary as a result of the accounting investigation and the year-end audit. Management further believes that the Company's financial statements as of September 30, 1999, and for the years ended September 30, 1999 and 1998, as restated, include all adjustments necessary for a fair presentation of the Company's consolidated financial position and results of operation for such periods.

    The significant effects of, and principal reasons for, the Company's restatement of its fiscal 1999 and 1998 financial statements from amounts previously reported are set forth below.

    The restated financial statements reflect adjustments related to accounting improprieties principally related to the following accounts:

    Prepaid Expenses. Prepaid advertising was overstated at September 30, 1999 in reliance on an invoice altered to reflect improper advertising dates.

    Rental Merchandise. Improper manual journal entries overstated rental merchandise and understated various expenses including rental merchandise depreciation expense, rental merchandise losses, advertising expense and miscellaneous operating expenses. The reporting of losses resulting from missing rental merchandise at year end was improperly deferred. Depreciation on rental merchandise related to the RentaVision acquired stores was inappropriately reversed through a manual journal entry.

    Spare Parts Inventories. The results of a physical inventory of spare parts at September 30, 1999 was disregarded and not reflected in the inventories thereby overstating the account balance.

    Vendor Rebates. Amounts due to the Company in connection with rebates from rental merchandise vendors were overstated.

                                 RENT-WAY, INC.

                (all dollars in thousands, except per share data)

19.  RESTATEMENT, CONTINUED:

    Accounts Payable. Accounts payable for rental merchandise and property and equipment purchases and services were not recorded in the Company's accounts payable and general ledger system resulting in understated accounts payable, rental merchandise, property and equipment, occupancy costs, advertising expense and other operating expenses.

    Costs Associated with Lease Termination. Adjustments are necessary to write-off leasehold improvements and to record liabilities for future rental payments and other costs associated with leases terminated early related to vacant facilities.

    The restated financial statements also reflect adjustments necessary to conform the application of certain accounting principles for all periods presented. These changes principally relate to vehicle repairs and maintenance and signage, vehicle lease classification, and accrued vacation.

    The restated financial statements also reflect adjustments that were identified during the preparation of the Company's financial statements as of September 30, 1999, and for the years ended September 30, 1999 and 1998, which the Company elected not to record in those periods on the basis of immateriality; but which the Company has subsequently decided to record.

     The following tables set forth the adjustments made to the Company's previously issued fiscal 1999 and 1998 financial statements:

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                          For the Year Ended                           For the Year Ended
                                                          September 30, 1999                           September 30, 1998
                                             ---------------------------------------------------------------------------------------
                                             As Previously                                 As Previously
                                                Reported      Adjustments    As Restated     Reported      Adjustments   As Restated
                                             ---------------------------------------------------------------------------------------

Revenues:
     Rental ................................    $427,094                      $427,094       $377,918                     $377,918
     Other revenues ........................      67,258                        67,258         58,113                       58,113
                                                --------                      --------       --------                     --------
     Total revenues ........................     494,352                       494,352        436,031                      436,031
Costs and operating expenses
Depreciation and amortization;
     Rental merchandise ....................     123,512       $  1,445        124,957        108,367       $   840        109,207
     Property and equipment ................       9,603          6,097         15,700          7,238         3,093         10,331
     Amortization of goodwill ..............       9,784             53          9,837         11,248            --         11,248
Salaries and wages .........................     128,525          1,669        130,194        120,296           392        120,688
Advertising, net ...........................      23,352            671         24,023         23,613          (926)        22,687
Occupancy ..................................      33,016           (226)        32,790         29,974           508         30,482
Name change expense ........................          86             --             86          1,770            --          1,770
Business combination expense ...............      16,800            926         17,726         11,210            --         11,210
Other operating expenses ...................     102,959         12,018        114,977        107,786         2,033        109,819
                                                --------       --------       --------       --------       -------       --------
Total costs and operating expenses .........     447,637         22,653        470,290        421,502         5,940        427,442
                                                --------       --------       --------       --------       -------       --------
     Operating income ......................      46,715        (22,653)        24,062         14,529        (5,940)         8,589
Other income (expense):
Interest expense ...........................     (15,581)          (728)       (16,309)       (10,949)         (595)       (11,544)
Amortization--deferred financing costs .....        (422)            --           (422)          (358)           --           (358)
Interest income ............................          29              9             38            251            --            251
Other income (expense), net ................        (405)             9           (396)          (540)           --           (540)
                                                               --------       --------       --------       -------       --------
    Income (loss) before income taxes and
     extraordinary item ....................      30,336        (23,363)         6,973          2,933        (6,535)        (3,602)
Income tax expense .........................      15,234         (8,015)         7,219          4,771        (2,554)         2,217
                                                --------       --------       --------       --------       -------       --------

     Income (loss) before extraordinary item      15,102        (15,348)          (246)        (1,838)       (3,981)        (5,819)
Extraordinary item .........................        (519)            --           (519)            --            --             --
                                                --------       --------       --------       --------       -------       --------
     Net income (loss) .....................    $ 14,583       $(15,348)      $   (765)      $ (1,838)      $(3,981)        (5,819)
                                                ========       ========       ========       ========       =======       ========
Basic earnings (loss) per share:
     Income (loss) before extraordinary item    $   0.71                         (0.01)         (0.09)                       (0.29)
                                                ========                      ========       ========                     ========
     Net income (loss) .....................    $    .68                         (0.04)         (0.09)                       (0.29)
                                                ========                      ========       ========                     ========
Diluted earnings (loss) per share:
     Income (loss) before extraordinary item    $   0.68                         (0.01)         (0.09)                       (0.29)
                                                ========                      ========       ========                     ========
     Net income (loss) .....................    $   0.66                         (0.04)         (0.09)                       (0.29)
                                                ========                      ========       ========                     ========

                                 RENT-WAY, INC.

                (all dollars in thousands, except per share data)

                           CONSOLIDATED BALANCE SHEET


                                                                        SEPTEMBER 30, 1999
                                                        ---------------------------------------------------
                                                        AS PREVIOUSLY
                                                           REPORTED          ADJUSTMENTS        AS RESTATED
                                                        -------------        -----------        -----------
ASSETS
Cash and cash equivalents ......................          $   8,646                 --           $   8,646
Prepaid expenses ...............................              9,610             (2,481)              7,129
Income tax receivable ..........................                 --              4,968               4,968
Rental merchandise, net ........................            202,145             (5,635)            196,510
Deferred income taxes ..........................                 --                 98                  98
Property and equipment, net ....................             50,578              9,337              59,915
Goodwill, net of accumulated amortization of
 $26,464 .......................................            305,900              1,481             307,381
Deferred financing costs, net of accumulated
amortization of $487 ...........................              3,688                 44               3,732
Non-compete agreements and prepaid consulting
fees, net of accumulated amortization of
 $6,687 ........................................              5,494                 67               5,561
Other assets ...................................             11,333             (5,771)              5,562
                                                          ---------          ---------           ---------
                                                          $ 597,394          $   2,108           $ 599,502
                                                          =========          =========           =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable ...............................          $   8,417          $   7,444              15,861
Other liabilities ..............................             15,861             21,163              37,024
Income taxes payable ...........................              2,316             (2,316)                 --
Deferred income taxes ..........................              5,218             (5,218)                 --
Debt ...........................................            288,130                 --             288,130
                                                          ---------          ---------           ---------
                                                            319,942             21,073             341,015
Commitments and contingencies ..................                 --                 --                  --

Shareholders' equity:
 Preferred stock, without par value; 1,000,000
 shares authorized; no shares issued and
 outstanding at September 30, 1999 .............                 --                 --                  --
 Common stock, without par value; 50,000,000
 shares authorized;  21,976,401 shares issued
 and outstanding ...............................            256,755                726             257,481
 Loans to shareholders .........................                 --               (362)               (362)
 Retained earnings .............................             20,697            (19,329)              1,368
                                                          ---------          ---------           ---------
 Total shareholders' equity ....................            277,452            (18,965)            258,487
                                                          ---------          ---------           ---------
                                                          $ 597,394          $   2,108           $ 599,502
                                                          =========          =========           =========

                                 RENT-WAY, INC.

                (all dollars in thousands, except per share data)

20.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

     Information currently not available.  To be filed by amendment.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES


         None.

                                 RENT-WAY, INC.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    Certain information regarding the directors and executive officers of the Company is set forth below.

                    Name                        Age                                 Position
                    ----                        ---                                 --------
William E. Morgenstern......................    42    Chairman of the Board, Chief Executive Officer and Director
Gerald A. Ryan..............................    65    Chairman Emeritus and Director
William Lerner..............................    65    Corporate Secretary and Director
Vincent A. Carrino..........................    45    Director
Robert B. Fagenson..........................    52    Director
Marc W. Joseffer............................    52    Director
Jacqueline E. Woods.........................    53    Director
William A. McDonnell........................    39    Vice President and Chief Financial Officer
Ronald D. DeMoss............................    50    Vice President and General Counsel
Jeffrey K. Underwood........................    44    Vice President of Operations
John A. Lombardi............................    36    Vice President, Corporate Controller and Chief Accounting Officer


    WILLIAM E. MORGENSTERN, a founder of the Company, has served as its President and Chief Executive Officer and as a director since its formation in 1981. In October 1999, Mr. Morgenstern was elected Chairman of the Board of the Company. From 1981 to January 2000, Mr. Morgenstern also served as the Company's President. Mr. Morgenstern began his rental-purchase industry career with Rent-A-Center in 1979 in Ft. Worth, Texas. While employed by Rent-A-Center, he held the positions of store manager and district manager for Pennsylvania and New York. Mr. Morgenstern is a former President of the Pennsylvania Association of Rental Dealers, a trade association that monitors activities in the state legislature that affect the rental-purchase industry. From 1986 to 1988, he served on the Board of Directors of APRO, the rental-purchase industry's national trade association. Mr. Morgenstern is a Class III director whose term expires in 2001.

    GERALD A. RYAN, a founder of the Company, served as Chairman of the Board of the Company from 1981 to October 1999 and as a director since its formation in 1981. Mr. Ryan currently serves as Chairman Emeritus of the Board and as a consultant to the Company. Mr. Ryan has also been instrumental in the formation of several other companies, including Spectrum Control, Inc., a company quoted on the NASDAQ National Market, which produces electronic components. He presently serves as Chairman of the Board of Spectrum Control, Inc. Mr. Ryan is also a director of Intrenet, Inc., a company listed on the OTC Bulletin Board and engaged in the trucking business and now operating subject to Chapter 11 of the U.S. Bankruptcy Code. Mr. Ryan is a Class I director whose term expires in 2002.

    WILLIAM LERNER has been a director of the Company since November 1992 and its Secretary since January 1993. Mr. Lerner is a practicing attorney in New York since 1961 and in Pennsylvania since 1990. Mr. Lerner is also a director of Seitel, Inc., a company listed on the New York Stock Exchange ("NYSE") that develops and maintains a seismic data bank for the oil and gas industry, Helm Resources, Inc., a company traded on the OTC Bulletin Board that provides management, financial and asset based lending services, Micros-to-Mainframes, Inc., a company quoted on the NASDAQ National Market that is a provider and systems integrator of advanced technology communications products and Internet services, and Cortland Trust, Inc., a money market mutual fund distributed primarily through securities brokerage firms and commercial banks. Mr. Lerner is a Class II director whose term expires in 2003.

    ROBERT B. FAGENSON has been a director since August 1993. He has, for more than the past five years, been President and a director of Fagenson & Co., Inc., a NYSE member firm, and a director of Starr Securities, Inc., a registered broker-dealer and member of the NYSE. Since June 2000 Mr. Fagenson, has served as Vice Chairman of the Management Committee of Van der Moolen Specialists USA, LLC, a NYSE specialist firm. Mr. Fagenson is also a director of Cash Technologies, Inc., a company listed on the American Stock Exchange that provides coin processing machines and financial processing software, United Diagnostics, a company quoted on the OTC Bulletin Board engaged in medical research and treatment of cancer; and Intrenet, Inc. Mr. Fagenson is a Class I director of the Company whose term expires in 2002.

    VINCENT A. CARRINO has been a director since January 1995. Mr. Carrino founded Brookhaven Capital Management, Inc., an investment management company headquartered in Menlo Park, California, in 1986 and has been its President since that date. Mr. Carrino is also a director of Cash Technologies, Inc., and of Intrenet, Inc. Mr. Carrino is a Class III director whose term expires in 2001.

    MARC W. JOSEFFER has been a director of the Company since May 1994 and was employed by the Company in various management positions from May 1994 through October 1996. For more than five years prior thereto, he was Vice President and a principal shareholder of D.A.M.S.L. Corp., a privately owned company engaged in the rental-purchase industry. D.A.M.S.L. Corp. was acquired by the Company in May 1994. Mr. Joseffer is a Class II director whose term expires in 2003.

    JACQUELINE E. WOODS has been a director of the Company since March 1999. Ms. Woods is a nationally recognized educator and specialist in adult education, community colleges and on educational public policy issues and has recently accepted the position of Executive Director of the American Association of University Women. AAUW is comprised of three corporations that address the education and equity issues of girls and women nationwide. Ms. Woods has been actively involved in a number of other non-profit and policy associations throughout her career. In 1996 she was appointed by President Clinton as the Liaison for Community Colleges from the United States Department of Education. Prior to that, from 1993 to 1996, Ms. Woods served as Vice Chancellor for External Affairs for the City Colleges of Chicago. Ms. Woods also served as the Vice President for Institutional Advancement at the Community College of Philadelphia from 1991 to 1993 and, earlier in her career, held positions at various colleges across the country. Ms. Woods is a Class II director whose term expires in 2003.

    WILLIAM A. McDONNELL was hired by the Company on February 1, 2000 as Vice President and Chief Financial Officer. Prior to his employment with Rent-Way, Mr. McDonnell was a director in the Global Distribution Group for the Bank of Montreal, one of the Company's lenders, from 1996-1999. Prior to that position, Mr. McDonnell was Vice President and Relationship Manager in the Emerging Majors Group for Harris Bank. Harris Bank is a wholly owned subsidiary of the Bank of Montreal.

    RONALD D. DeMOSS was elected Vice President and General Counsel of the Company in February 1996. From June 1990 through November 1995, Mr. DeMoss was employed as a corporate counsel for Rent-A-Center and, in such capacity, was involved in the enactment of rental-purchase legislation in 11 states. During 1995, Mr. DeMoss also served as Rent-A-Center's Director of Government Relations. Mr. DeMoss became a member of the Board of Directors of APRO in 1996 and currently serves on its executive committee. Mr. DeMoss also serves on APRO's Government Relations Committee. From 1981 through 1990, Mr. DeMoss was a practicing attorney in Wichita, Kansas.

    JEFFREY K. UNDERWOOD was hired by the Company in February 1998 and served in various positions until appointed Vice President of Operations in September 1999. From January 1989 to February 1998, he was employed by Champion Rentals where he served in various positions, including store manager, Regional Manager, Director of Operations, and Vice President of Operations. Prior to Champion Rentals, Mr. Underwood was employed by JC Penney for 16 years, reaching the position of Senior Merchandising Manager.

    JOHN A. LOMBARDI was hired by the Company in April 2001 as Vice President, Corporate Controller and Chief Accounting Officer. From August 1997 until he joined the Company, Mr. Lombardi served as the Chief Financial Officer and Treasurer at Community Rehab Centers, Inc., Boston, Massachusetts. During 1996 to and 1997, he served as Executive Vice President, Chief Financial Officer and Treasurer of Northstar Health Services, Inc. From 1986 to 1996, Mr. Lombardi worked in the specialty consulting services and in the audit and business advisory services practice of Arthur Andersen LLP. Mr. Lombardi is a certified public accountant, a certified insolvency and reorganization accountant, and a certified fraud examiner.

ITEM 11.  EXECUTIVE COMPENSATION

    The following table disclosed compensation for the years ended September 30, 2000, 1999 and 1998, received by those executive officers who served as such at the close of the fiscal year ended September 30, 2000.

                                                                                         Long-term
                                                          Annual Compensation(1)       Compensation
                                                          ----------------------            Awards
                                                                                          Securities
                                                                                          Underlying
Name and Position                          Year         Salary($)       Bonus($)(2)       Options(#)     Compensation ($)
-----------------                          ----         ---------       -----------       ----------     ----------------
William E. Morgenstern                     2000          450,000          375,000           70,000          368,161(3)
    Chairman and Chief Executive           1999          298,107          200,000          440,000          214,179(3)
    Officer                                1998          240,000          269,926               --

Jeffrey A. Conway (4)                      2000          275,000          150,000           50,000
    President and Chief Operating          1999          178,156          120,000          220,000
    Officer                                1998          120,000          144,000

William A. McDonnell(5)                    2000          120,000               --           30,000
    Vice President and Chief
    Financial Officer

Jeffrey K. Underwood                       2000          200,000           30,000            3,000
    Senior Vice President of               1999          141,157           10,000           85,000
    Operations

Ronald D. DeMoss                           2000          171,346           25,000           17,500
    Vice President and General             1999          141,091           10,000            2,500
    Counsel                                1998          100,700           10,000            5,000

(1) Except as set forth above, the Named Executive Officers did not receive any annual compensation not properly characterized as salary or bonus, except for certain prerequisites or other benefits the aggregate incremental cost of which to the Company did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for each such officer. The Company has a medical and health benefits plan and provides term life insurance for its employees; however, such plans do not discriminate in scope, terms or operation in favor of executive officers or directors and are generally available to all salaried employees. The Company has a 401(k) plan but does not have any other pension plan or any long-term incentive plan.

(2) Represents payments made in fiscal year shown for bonuses earned in the prior fiscal year.

(3) Represents loans made to Mr. Morgenstern to fund the exercise of stock options. Also includes, in fiscal 2000, $94,100 paid to Mr. Morgenstern for withholding taxes due on an option exercise. Mr. Morgenstern surrendered 5,881 shares to the Company in return.

(4)      Mr. Conway resigned effective December 31, 2000.

(5)      Began employment on February 1, 2000.

EMPLOYMENT AGREEMENTS

    During fiscal 2000, Mr. Morgenstern served as Chairman of the Board and Chief Executive Officer under an employment agreement with the Company for a term that commenced October 1, 1998, and continues to September 30, 2001, unless earlier terminated in accordance with its terms. The term of the employment agreement is automatically extended for rolling two-year periods beginning on the date which is one year prior to September 30, 2001, and each anniversary of such date, unless either party gives notice at least 60 days prior to any such date that the term shall not be extended. Under the employment agreement, Mr. Morgenstern receives an annual salary and is eligible to receive annual bonuses in amounts determined by the Board of Directors. Mr. Morgenstern's salary is subject to annual review by the Compensation Committee of the Board of Directors and, following the third year of the employment agreement, is subject to annual cost of living increases. Mr. Morgenstern is also eligible to participate in the Company's employee benefit plans and to receive fringe benefits made generally available to senior management. Mr. Morgenstern and the Company are currently negotiating a new employment agreement.

    Effective December 31, 2000, Mr. Conway resigned as the Company's President, Chief Operating Officer and as a director upon the request of the Board of Directors. Mr. Conway's employment agreement has been terminated; effective December 31, 2000, the Company and Mr. Conway entered into a severance agreement pursuant to which he receives continuing salary and benefits for one year.

    From February 1, 2000, Mr. McDonnell has served as the Company's full-time Vice President and Chief Financial Officer under an employment agreement with the Company for a term continuing to February 1, 2003, unless earlier terminated in accordance with its terms. The term of the employment agreement is automatically extended for rolling two-year periods beginning on the date which one year prior to February 1, 2003, and each anniversary of such date, unless either party gives notice at least 60 days prior to any such date that the term shall not be extended. Under the agreement, Mr. McDonnell receives an annual salary of $190,000 for the first year of the agreement, which amount will increase by the equivalent of 4% of base salary for the second and third years of the agreement. Mr. McDonnell's salary is also subject to annual review by the Compensation Committee of the Board of Directors and, following the third year of the employment agreement, is subject to annual cost of living increases. Mr. McDonnell is also eligible to participate in the Company's employee benefit plans and to receive fringe benefits made generally available to senior management.

    The Company has an employment agreement with Mr. DeMoss pursuant to which he is employed full time as the Vice President and the General Counsel of the Company for a term that commenced on January 15, 1998. Mr. DeMoss' employment continues on a revolving 12-month basis, such 12-month period commencing on the first day of the month next succeeding January 15, 1998, and continuing thereafter commencing on the first day of each succeeding month, until terminated. Under the employment agreement, Mr. DeMoss receives an annual salary and is eligible to receive an annual bonus in an amount determined by the Board of Directors. As of January 1, 2001, Mr. DeMoss' annual salary under the employment agreement was increased by the Board of Directors to $200,000. Mr. DeMoss is also eligible to participate in the Company's employee benefit plans in accordance with the terms of such plans.

    The Company has an employment agreement with Mr. Underwood pursuant to which he is employed full time as the Vice President of Operations of the Company for a term that commenced on September 13, 1999. The term of Mr. Underwood's employment agreement continues until September 30, 2002, or until terminated as provided in the agreement. However, beginning on September 30, 2002, and every two-year anniversary of this date, the agreement will be automatically extended for an additional two years, unless terminated at least 60 days prior to any such two-year anniversary date. Pursuant to the terms of the agreement, should the Company choose not to renew the agreement, Mr. Underwood will be entitled to continue to receive payments of base salary at the rate then in effect for a period of 24 months. Mr. Underwood receives an annual base salary of $200,000, is eligible for reimbursement of certain expenses and is eligible to receive an annual bonus in an amount determined by the Chief Executive Officer on the basis of corporate performance. Mr. Underwood is also eligible to participate in the Company's employee benefit plans in accordance with the terms of such plans.

    The Company has an employment agreement with Mr. Lombardi pursuant to which he is employed full time as the Vice President, Corporate Controller and Chief Accounting Officer a term that commenced in April 2001 and continues until April 2004 or until earlier terminated as provided in the agreement. The term is automatically extended for one-year periods, unless either party provides a termination notice at least 60 days prior to the expiration of any one-year period. Under the agreement, Mr. Lombardi receives an annual base salary of $165,000 and is eligible for an annual bonus, in an amount determined by the Chief Executive Officer on the basis of corporate performance. Mr. Lombardi is also entitled to participate in the Company's employee benefit plans in accordance with the terms of those plans.

STOCK OPTIONS

    The following table sets forth information concerning stock option grants made to the Named Executive Officers in the fiscal year ended September 30, 2000:



                                                                                                  Potential Realizable Value
                                                                                                  at Assumed Annual Rates of
                                                                                                   Stock Price Appreciation
                                           Option Grants in Fiscal 2000                               for Option Term ($)
                                           ----------------------------                               -------------------
                                                    % of Total
                                                     Options
                           Number of Securities     Granted to      Exercise
                           Underlying Options      Employees in       Price     Expiration
        Name                  Granted (#)          Fiscal Year      ($/share)      Date               5%              10%
        ----                  -----------          -----------      ---------      ----               --              ---
William E. Morgenstern           70,000                4%             16.06       2/23/05          314,776          517,132
Jeffrey A. Conway                50,000                3%             16.06       2/23/05          225,000          369,380
William A. McDonnell             30,000                2%             19.75       1/06/05          165,900          272,550
Ronald D. DeMoss                 17,500                1%             25.38       5/03/05          124,362          204,225
Jeffrey K. Underwood              3,000                *              16.06       2/23/05           12,150           22,170

-----------

    * Represents less than 1% of the total options granted to employees in fiscal year 2000

    The following table sets forth information concerning stock option exercises by the Named Executive Officers during the fiscal year ended September 30, 2000, and the number of shares and the value of options outstanding as of September 30, 2000, for each such officer:

                                           Aggregate Option Exercises and Option Values as of September 30, 2000
                                                                     Number of Securities         Value of Unexercised In-the-
                                                                    Underlying Unexercised       Money Options at 9/30/00 ($)(1)
                                                                    Options at 9/30/00 (#)       -------------------------------
                          Shares acquired on    Value Realized      ----------------------
        Name                 Exercise (#)             ($)         Exercisable    Unexercisable   Exercisable     Unexercisable
        ----                 ------------             ---         -----------    -------------   -----------     -------------
William E. Morgenstern           35,364             291,753         240,831         324,169       2,333,610       2,248,696
Jeffrey A. Conway(2)              2,330              19,223         127,831         169,169       1,057,947         912,323
William A. McDonnell                  0                  --               0          30,000              --         318,900
Ronald D. DeMoss                 18,900             135,469          11,125          66,875         107,021       1,367,213
Jeffrey K. Underwood                  0                  --          44,083         113,917         369,437       1,712,573


(1) Based on the closing sales price of the Common Stock on the New York Stock Exchange of $30.38 per share on September 30, 2000, less the exercise price.

(2) All of Mr. Conway's unexercised options have since expired in accordance with their terms.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information concerning the shares of Common Stock of the Company beneficially owned by (i) each beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) the Named Executive Officers of the Company and (iv) the directors and executive officers of the Company as a group. This information is presented as of May 23, 2001. Except as otherwise noted, the Company believes that the persons listed below have sole investment and voting power with respect to the shares of Common Stock beneficially owned by them.

                                                Shares Beneficially
Name of Beneficial Owner(1)                           Owned(2)           Percent of Class
---------------------------                           --------           ----------------
William E. Morgenstern(3)                                795,102                3.2
William Lerner                                            77,000                 *
Vincent A. Carrino                                        53,250                 *
Robert B. Fagenson (4)                                   318,000                1.3
Marc W. Joseffer                                         119,942                 *
Gerald A. Ryan (5)                                       406,248                1.7
Jacqueline Woods                                           1,250                 *
William A. McDonnell                                      13,999                 *
Ronald D. DeMoss (6)                                      22,546                 *
Jeffrey K. Underwood                                      54,832                 *
John A. Lombardi                                               0                 *
Directors/Executive Officers as a group
    (11 persons)                                       1,862,169                7.3
Safeco Asset Management Company and                    3,712,400               15.1
   affiliates (7)
     601 Union Street
     Suite 2500
     Seattle, WA 98101
David L. Babson & Company, Inc. (8)                    1,520,847                6.2
     One Memorial Drive
     Cambridge, MA 02142
GDJ, Jr. Investments, Limited Partnership (9)          1,242,714                5.1
     Bank of America Center
     101 Convention Center Drive
     Suite 850
     Las Vegas, NV 89109

--------------

*less than 1%

(1) Unless otherwise indicated, the address for all persons listed above is c/o Rent-Way, Inc., One RentWay Place, Erie, Pennsylvania 16505.

(2) Includes the following shares issuable upon exercise of stock options which are currently exercisable or which will become exercisable within 60 days: Morgenstern--404,997; Lerner--64,500; Carrino--53,250;
         Fagenson--64,500; Joseffer--64,000; Ryan--109,500; Woods--1,250;
         McDonnell--9,999; DeMoss--18,416; and Underwood--54,832.

(3) Includes 50,000 shares to which Mr. Morgenstern disclaims beneficial ownership, as 25,000 shares are held in the William E. Morgenstern Grantor Annuity Trust and 25,000 are held in the Shelley E. Morgenstern Retained Annuity Trust. Mr. Morgenstern is the sole trustee of each of these trusts.

(4) Includes 2,500 shares owned by the Fagenson & Co., Inc. Employee Pension Plan and Trust, of which Mr. Fagenson is a co-trustee and 10,000 shares held in a family foundation.

(5) Includes 50,000 shares owned by the Ryan Children's Trust of 1993, of which Mr. Ryan is sole trustee.

(6)      Includes 4,130 shares held under the Company's 401(k) plan.

(7) Safeco Asset Management Company, Safeco Common Stock Trust ("Safeco Trust") and Safeco Corporation have filed a Schedule 13G with respect to the Company's Common Stock owned either directly or indirectly by each entity. The beneficial ownership information presented is based solely on the Schedule 13G, as amended.

(8) David L. Babson & Company, Inc. has filed a Schedule 13G as, in its capacity as an investment advisor, it may be deemed to be the beneficial owner of the Company's Common Stock which are owned by in vestment advisory Clients. The beneficial ownership information presented is based solely on the schedule 13G

(9) GDJ, Jr. Investments, Limited Partnership has filed a Schedule 13D with respect to its ownership of the Company's Common Stock on behalf of itself, GDJ, Jr. Investments Corporation, George D. Johnson, Jr. and Daniel C. Breeden, Jr. The beneficial ownership information presented is based on the Schedule 13D, as amended.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In May 1999, the Company made a loan to Mr. Lerner in the amount of $139,500, the proceeds of which were used to pay the exercise price of a stock option. The loan is evidenced by a full recourse promissory note bearing interest at 10% per annum. In August 1999, the Company made a loan to Mr. Morgenstern in the amount of $214,179, the proceeds of which were used to pay the exercise price of a stock option. The loan is evidenced by a full recourse promissory note bearing interest at 10%. In February 2000, the Company made loans to each of Messrs. Morgenstern, Ryan, and Fagenson, the proceeds of which were used to pay the exercise price of stock options. The loans were evidenced by full recourse promissory notes bearing interest at 10% in the following amounts: Morgenstern $274,071; Ryan $488,250; and Fagenson $139,500. The loans to Messrs. Ryan and Fagenson have been paid in full.

    The Company leases one store location from Mr. Joseffer or a company controlled by him. The company paid $49,000 in rent and related amounts under such leases for the year ended September 30, 2000. The Company believes the lease rate and terms, which include the Company's obligation to pay real estate taxes, are similar to those obtainable on an arm's-length basis.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)(1)Financial Statements.

    See Index to Financial Statements appearing at Item 8 of this Report.

    (a)(2) Financial Statement Schedules

        Financial Statement schedules have been omitted because they are inapplicable or the information is included in the Company's financial statements and notes thereto.

    (a)(3) Exhibits

        See Exhibit Index

                                 RENT-WAY, INC.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant: RENT-WAY, INC.

By:     /s/ WILLIAM E. MORGENSTERN                            By:    /s/ WILLIAM A. McDONNELL
-------------------------------------------                   ------------------------------------
Chairman of the Board and Chief Executive Officer             Vice President and Chief Financial Officer
 (Principal Executive Officer)

Date:    June 29, 2001                                        Date:    June 29, 2001

By:    /s/ JOHN A. LOMBARDI
-------------------------------------------
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)

Date:    June 29, 2001


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                         TITLE                DATE
              ---------                         -----                ----

         /s/ GERALD A. RYAN                    Director           June 29, 2001
-----------------------------------
          Gerald A. Ryan

     /s/ WILLIAM E. MORGENSTERN                Director           June 29, 2001
-----------------------------------
       William E. Morgenstern

       /s/ VINCENT CARRINO                     Director           June 29, 2001
-----------------------------------
         Vincent Carrino

       /s/ ROBERT FAGENSON                     Director           June 29, 2001
-----------------------------------
        Robert Fagenson

       /s/ MARC W. JOSEFFER                    Director           June 29, 2001
-----------------------------------
          Marc W. Joseffer

        /s/ WILLIAM LERNER                     Director           June 29, 2001
-----------------------------------
          William Lerner

      /s/ JACQUELINE E. WOODS                  Director           June 29, 2001
-----------------------------------
       Jacqueline E. Woods

                                  EXHIBIT INDEX


EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
  2.2(2)     Agreement and Plan of Merger among the Company, McKenzie Leasing
             Corporation, Steve A. McKenzie, Brenda G. McKenzie and others, dated June
             9, 1995.
  2.3(4)     Stock Purchase Agreement by and among the Company, Diamond Leasing
             Corporation, Kenneth H. Moye and Lee Brady, dated July 20, 1996.
  2.4(6)     Stock Purchase Agreement by and among the Company, Bill Coleman TV, Inc. and
             David Coleman, dated January 2, 1997.
  2.5(5)     Stock Purchase Agreement by and among the Company, Perry Electronics, Inc.,
             Robert L. Thomas, Norma J. Thomas, Randall D. Snyder and Niki L. Snyder,
             dated
             January 24, 1997.
  2.6(5)     Closing Letter Agreement dated February 6, 1997 amending Stock Purchase
             Agreement by and among the Company, Perry Electronics, Inc., Robert L.
             Thomas,
             Norma J. Thomas, Randall D. Snyder and Niki L. Snyder.
  2.7(7)     Asset Purchase Agreement by and among the Company, South Carolina Rentals,
             Inc., Paradise Valley Holdings, Inc., L & B Rents, Inc. and James S.
             Archer, dated November 21, 1997.
  2.8(8)     Stock Purchase Agreement by and among the Company, Champion Rentals, Inc.,
             Bill C. Ogle, Sr. and others, dated as of January 30, 1998.
  2.9(9)     Agreement and Plan of Merger dated September
             1, 1998 between the Company and Home Choice
             Holdings, Inc.
  2.10(11)   Stock Purchase Agreement between the Company, RentaVision, Inc. and Robert
             Natoli dated September 15, 1999.
  3.1(10)    Articles of Incorporation of the Company, as amended.
  3.2 *      By-Laws of the Company, as amended.
  10.1(1)    Company's Stock Option Plan of 1992.
  10.2(3)    Company's 1995 Stock Option Plan.
  10.3(1)    Form of Non-Plan Stock Option Agreement.
  10.4(13)   Company's 1999 Stock Option Plan.
  10.4(12)   Employment Agreement between William E. Morgenstern and the Company, dated
             October 1, 1998.
  10.6(12)   Engagement Agreement between Gerald A. Ryan and the Company, dated October
             1, 1999.
  10.9(3)    Consulting Agreement between the Company and
             McKenzie Development Corporation, dated July
             21, 1995.
  10.10(3)   Non-Competition Agreement between the Company and Steve A. McKenzie, dated
             July 21, 1995.
  10.11(3)   Non-Competition Agreement between the Company and Brenda G. McKenzie, dated
             July 21, 1995.
  10.12(2)   Subordinated Note Agreement among the Company and MassMutual, dated July 15,
             1995.
  10.13(3)   Form of MassMutual Subordinated Note, dated July 15, 1995.
  10.14(3)   Form of MassMutual Warrant, dated July 15, 1995.
  10.15(9)   Non Competition Agreement between the Company and George D. Johnson, Jr.
             dated September 1, 1998.
  10.16(13)  Credit Agreement dated September 23, 1999 by and among the Company, the lenders party thereto and National City Bank of Pennsylvania, as administrative agent, Bank of America, as documentation agent and Bank of Montreal and Harris Bank, as syndication agents ("Credit Agreement"), as amended by Amendment No. 1 dated November 19, 1999.
  10.19(10)  Non-Compete Agreement between the Company, South Carolina Rentals, Inc.
             Paradise Valley Holdings, Inc., L & B Rents, Inc. and James S. Archer,
             dated January 7, 1998.
  10.22*     Amendment No. 2 to Credit Agreement dated as of December 6, 1999.
  10.23*     Amendment No. 3 to Credit Agreement dated as of December 7, 1999.
  10.24*     Amendment No. 4 to Credit Agreement dated as of June 28,2000.
  10.25*     Amendment No. 5 to Credit Agreement dated November 16, 2000.
  10.26*     Forbearance Agreement, as amended, between the Company and the lenders party thereto
  10.27*     Purchasing Agreement between Gateway Companies, Inc. and the Company dated
             April 28, 2000
  10.28*     Common Stock Purchase Agreement made as of May 1, 2000, between Gateway
             Companies, Inc. and the Company
  10.29*     Employment Agreement between William McDonnell and the Company dated
             February 1, 2000
  10.30*     Separation Agreement between Jeffrey A. Conway and the Company dated as of
             December 28, 2000.
  21*        Subsidiaries of the Company
  23*        Consent of PricewaterhouseCoopers LLP.

----------

* Filed herewith

(1) Previously filed, as of December 8, 1992, as an exhibit to the Company's Registration Statement on Form S-18 (No. 33-55562-NY).

(2) Previously filed, as of August 15, 1995, as an exhibit to the Company's Current Report on Form 8-K.

(3) Previously filed, as of January 5, 1996, pursuant to the Company's Registration Statement on Form SB-2 (No. 333-116).

(4) Previously filed, as of August 8, 1996, as an exhibit to the Company's Current Report on Form 8-K.

(5) Previously filed, as of February 21, 1997, as an exhibit to the Company's Current Report on Form 8-K.

(6) Previously filed, as of November 6, 1997, as an exhibit to the Company's Annual Report on Form 10-K.

(7) Previously filed, as of January 20, 1998, as an exhibit to the Company's Current Report on Form 8-K.

(8) Previously filed, as of February 19, 1998, as an exhibit to the Company's Current Report on Form 8-K.

(9) Previously filed, as of November 6, 1998, pursuant to the Company's Registration Statement on Form S-4 (No. 333-66955).

(10) Previously filed, as of December 29, 1998, as an exhibit to the Company's Annual Report on Form 10-K.

(11) Previously filed, as of October 12, 1999, as an exhibit to the Company's Current Report on Form 8-K.

(12) Previously filed, as of December 22,1999, as an exhibit to the Company's Annual Report on Form 10-K.

(13) Previously filed, as of February 12, 1999, as Exhibit A to the Company's Proxy Statement on Schedule 14A

(b)      Reports on Form 8-K:

         The Company filed the following reports on Form 8-K during quarter ended September 30, 2000:

         (1) On September 26, 2000, the Company filed a Current Report on Form 8-K, which reported the issuance of a press release, announcing its first annual analyst and investor meeting.

         (2) On August 25, 2000, the Company filed a Current Report on Form 8-K, which reported the issuance of a press release regarding the Company's response to the sudden drop in the price of its stock on August 24, 2000.

         (3) On July 11, 2000, the Company filed a Current Report on Form 8-K, which reported the issuance of a press release on July 11, 2000 announcing an amendment to its credit facility.