Form 10-Q
period 2000-12-31
RENT WAY INC
filed 2001-08-24
CIK 893046

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------


                                    FORM 10-Q


                                   ----------
(Mark One)

[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                                       OR

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-22026

                                 RENT-WAY, INC.
             (Exact name of registrant as specified in its charter)


                 PENNSYLVANIA                                        25-1407782
                 ------------                                        ----------
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

Yes ______________           No _____X_____


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        Class               Outstanding as of August 20, 2001
                  -----------------         ---------------------------------
                    Common Stock                        24,509,979



================================================================================

                                 RENT-WAY, INC.




                                                                                                                     PAGE
                                                                                                                     ----
  PART I     FINANCIAL INFORMATION

             Item 1. Financial Statements:
                      Condensed Consolidated Balance Sheets as of December 31, 2000 (unaudited)
                        and September 30, 2000.........................................................................3
                      Condensed Consolidated Statements of Operations, Three Months Ended
                          December 31, 2000 and 1999...................................................................4
                      Condensed Consolidated Statements of Cash Flows,
                         Three Months Ended December 31, 2000 and 1999.................................................5
                      Notes to Condensed Consolidated Financial Statements.............................................6

             Item 2. Management's Discussion and Analysis of Financial Condition and Results of
                         Operations...................................................................................12

             Item 3. Quantitative and Qualitative Disclosures About Market Risk.......................................15


  PART II    OTHER INFORMATION


             Item 1. Legal Proceedings................................................................................16

             Item 3. Defaults Upon Senior Securities..................................................................17

             Item 6. Exhibits and Reports on Form 8-K.................................................................17

             Signatures...............................................................................................18

                                 RENT-WAY, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (all dollars in thousands, except share data)


                                                                  DECEMBER 31,          SEPTEMBER 30,
                                                                      2000                  2000
                                                                  ------------          -------------
                                                                  (UNAUDITED)

ASSETS
Cash and cash equivalents ..................................        $  11,163             $  10,654
Prepaid expenses ...........................................           11,163                13,997
Income tax receivable ......................................           20,580                20,607
Rental merchandise, net ....................................          294,994               282,052
Rental merchandise deposits and credits due from vendors....           10,546                33,289
Deferred income taxes, net .................................               --                    --
Property and equipment, net ................................           83,709                78,408
Goodwill, net ..............................................          304,168               307,690
Deferred financing costs, net ..............................            4,742                 5,068
Non-compete and prepaid consulting fees, net ...............            2,664                 3,236
Other assets ...............................................            6,110                11,310
                                                                    ---------             ---------
     Total assets ..........................................        $ 749,839             $ 766,311
                                                                    =========             =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable ...........................................           51,835             $  42,750
Other liabilities ..........................................           68,922                67,887
Debt .......................................................          384,514               387,852
                                                                    ---------             ---------
     Total liabilities .....................................          505,271               498,489

Contingencies (See Note 7) .................................               --                    --

SHAREHOLDERS' EQUITY:
Preferred stock, without par value; 1,000,000 shares
   authorized; no shares issued and outstanding ............               --                    --
Common stock, without par value; 50,000,000 shares
   authorized 24,497,668 and 24,459,573  shares issued
   and outstanding,  respectively ..........................          295,565               295,185
Loans to shareholders ......................................             (867)                 (690)
Accumulated other comprehensive income .....................            2,294                    --
Accumulated deficit ........................................          (52,424)              (26,673)
                                                                    ---------             ---------
     Total shareholders' equity ............................          244,568               267,822
                                                                    ---------             ---------
     Total liabilities and shareholders' equity ............        $ 749,839             $ 766,311
                                                                    =========             =========






   The accompanying notes are an integral part of these financial statements.

                                 RENT-WAY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (all dollars in thousands, except per share data)


                                                            FOR THE THREE MONTHS ENDED
                                                                    DECEMBER 31,
                                                         ----------------------------------
                                                             2000                  1999
                                                         -----------          -------------
                                                         (UNAUDITED)           (UNAUDITED)
                                                                              (AS RESTATED)
                                                                               (SEE NOTE 9)

REVENUES:
Rental revenue ...............................            $ 128,248             $ 119,982
Prepaid phone service revenue ................                8,182                    --
Other revenues ...............................               22,307                20,929
                                                          ---------             ---------
     Total revenues ..........................              158,737               140,911

COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
  Rental merchandise .........................               46,332                33,715
  Property and equipment .....................                7,500                 5,238
  Amortization of goodwill ...................                3,667                 3,224
Cost of prepaid phone service ................                5,042                    --
Salaries and wages ...........................               41,581                35,821
Advertising, net .............................               11,348                 3,826
Occupancy ....................................               12,282                11,093
Other operating expenses .....................               41,659                34,455
                                                          ---------             ---------
     Total costs and operating expenses ......              169,411               127,372
                                                          ---------             ---------
     Operating income (loss) .................              (10,674)               13,539

OTHER INCOME (EXPENSE):
Interest expense .............................              (10,790)               (6,326)
Interest income ..............................                   56                    23
Other income (expense), net ..................               (4,343)                 (139)
                                                          ---------             ---------
       Income (loss) before income taxes .....              (25,751)                7,097
Income tax expense ...........................                   --                 2,774
                                                          ---------             ---------
Net income (loss) ............................            $ (25,751)            $   4,323
                                                          =========             =========

EARNINGS (LOSS) PER COMMON SHARE (SEE NOTE 3):
   Basic earnings (loss) per common share:
       Net income (loss) .....................            $   (1.05)            $    0.20
                                                          =========             =========
   Diluted earnings (loss) per common share:
       Net income (loss) .....................            $   (1.05)            $    0.19
                                                          =========             =========
   Weighted average common shares outstanding:
       Basic .................................               24,475                21,982
                                                          =========             =========
       Diluted ...............................               24,475                23,762
                                                          =========             =========


   The accompanying notes are an integral part of these financial statements.

                                 RENT-WAY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (all dollars in thousands)


                                                                    FOR THE THREE MONTHS ENDED
                                                                            DECEMBER 31,
                                                                  --------------------------------
                                                                     2000                1999
                                                                  -----------        -------------
                                                                  (UNAUDITED)         (UNAUDITED)
                                                                                     (AS RESTATED)
                                                                                  (SEE NOTES 2 AND 9)

OPERATING ACTIVITIES:
Net income (loss) .........................................        $(25,751)            $  4,323
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
  Depreciation and amortization ...........................          57,509               42,366
  Deferred income taxes ...................................              --                  721
  Write-off of property and equipment .....................             560                1,925
  Loss on sale of stores ..................................              59                   --
  Other ...................................................              82                   --
Changes in assets and liabilities:
  Prepaid expenses ........................................           2,834               (3,571)
  Rental merchandise ......................................         (59,406)             (65,187)
  Rental merchandise deposits and credits due from
     vendors...............................................          22,743                   --
  Income taxes receivable .................................              27                   34
  Other assets ............................................           5,811                1,106
  Accounts payable ........................................          (7,152)                 593
  Other liabilities .......................................             272                3,431
                                                                   --------             --------
     Net cash used in operating activities ................          (2,412)             (14,259)
                                                                   --------             --------

INVESTING ACTIVITIES:
  Purchase of businesses, net of cash acquired ............            (311)                  --
  Purchases of property and equipment .....................          (6,678)              (5,740)
  Proceeds from sale of stores ............................             200                   --
  Other ...................................................              52                   --
                                                                   --------             --------
     Net cash used in investing activities ................          (6,737)              (5,740)
                                                                   --------             --------

FINANCING ACTIVITIES:
  Proceeds from borrowings ................................           6,265               16,000
  Payments on borrowings including early extinguishment....         (13,147)             (10,542)
  Book overdraft ..........................................          16,237                9,695
  Deferred finance costs ..................................             100                  (28)
  Proceeds from common stock issuance .....................             380                   78
  Interest on loans to directors ..........................             (18)                  --
  Loan to director ........................................            (159)                  --
                                                                   --------             --------
     Net cash provided by financing activities ............           9,658               15,203
                                                                   --------             --------
     Increase (decrease) in cash ..........................             509               (4,796)
  Cash and cash equivalents at beginning of period ........          10,654                8,646
                                                                   --------             --------
  Cash and cash equivalents at end of period ..............        $ 11,163             $  3,850
                                                                   ========             ========


   The accompanying notes are an integral part of these financial statements.

                                 RENT-WAY, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (all dollars in thousands, except per share data)


1.  BASIS OF PRESENTATION:

    Rent-Way, Inc., (the "Company" or "Rent-Way") is a corporation organized under the laws of the Commonwealth of Pennsylvania. The Company operates a chain of rental-purchase stores that rent durable household products such as home entertainment equipment, furniture, computers, major appliances and jewelry to consumers on a weekly or monthly basis. Commencing January 1, 2000, the Company also provides prepaid local phone service to consumers on a monthly basis through its majority-owned subsidiary, dPi Teleconnect, LLC ("DPI"). On January 1, 1999, the Company formed four wholly-owned subsidiaries: Rent-Way TTIG, L.P., an Indiana limited partnership, Rent-Way of Tomorrow, Inc., Rent-Way of Michigan, Inc. and Rent-Way Developments, Inc., all Delaware corporations. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (which, except as discussed herein consist of normal recurring adjustments), which are necessary for a fair statement of the financial position, results of operations and cash flows of the Company have been made. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

    The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

    These financial statements and the notes thereto should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10 K/A for the fiscal year ended September 30, 2000.

2.  RESTATEMENTS:

    Prior to the issuance of the Company's consolidated financial statements as of and for the year ended September 30, 2000, it was determined that the results reported in the Company's unaudited interim financial statements as of and for the periods ended December 31, 1999, March 31, 2000, and June 30, 2000, were misstated. The Audit Committee of the Board of Directors immediately instituted an investigation with the assistance of legal counsel and an accounting investigative team.

    After evaluating information revealed in the investigation and in preparation of its fiscal 2000 year-end financial statements, the Company determined that accounting improprieties occurred in fiscal 2000, 1999 and 1998 that overstated assets and income and understated liabilities and expense. As a result, the Company decided to restate its previously reported fiscal 1999 and 1998 financial statements. The quarterly financial information for the interim periods ended December 31, 1999, March 31, 2000, and June 30, 2000, have also been restated. The restated financial statements as of and for the three months ended December 31, 1999, have been included in the condensed consolidated financial statements included herein.

    A summary of the effects of the restatement on the Statement of Operations for the period ended December 31, 1999 is set forth in Note 9.

                                 RENT-WAY, INC.

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

    The following table discloses the reconciliation of numerators and denominators of the basic and diluted earnings (loss) per common share computation:

                                                                          FOR THE THREE MONTHS ENDED
                                                                                 DECEMBER 31,
                                                                                 (UNAUDITED)
                                                                         -----------------------------
                                                                                                1999
                                                                                           (AS RESTATED)
         COMPUTATION OF EARNINGS (LOSS) PER SHARE:                         2000             (SEE NOTE 9)
         -----------------------------------------

         BASIC
         Earnings (loss) applicable to common shares for
         basic earnings per share ...............................        $(25,751)            $  4,323
                                                                         ========             ========

         Weighted average common shares outstanding .............          24,475               21,982
                                                                         ========             ========
         Earnings (loss) per common share:
           Earnings (loss) applicable to common shares ..........        $  (1.05)            $   0.20
                                                                         ========             ========


         DILUTED
         Earnings (loss) applicable to common shares for
            basic earnings  per share ...........................        $(25,751)            $  4,323
           Interest on 7% convertible debentures (net of tax)....              --                  210
                                                                         --------             --------
         Earnings (loss) applicable to common shares for
            diluted earnings per share ..........................        $(25,751)            $  4,533
                                                                         ========             ========
         Weighted average common shares used in calculating
            basic earnings (loss) per share .....................          24,475               21,982
         Add incremental shares representing:
         Shares issuable upon exercise of stock options,
            stock warrants, and escrowed shares .................              --                  284
         Shares issued on conversion of 7% convertible
            debentures ..........................................              --                1,496
                                                                         --------             --------
         Weighted average number of shares used in
            calculation of diluted earnings (loss) per share ....          24,475               23,762
                                                                         ========             ========
         Earnings (loss) per common share:
           Earnings (loss) applicable to common shares ..........        $  (1.05)            $   0.19
                                                                         ========             ========


4.  DEBT:

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

    In November 2000, absent a waiver, the Company would have failed to meet certain covenants in its bank credit facility including financial covenants, monthly and quarterly financial reporting requirements and record keeping requirements. The Company obtained a waiver of these requirements conditioned on the non-occurrence of certain events. As a result of the Company's announcement in December 2000 of an increase in the total adjustments resulting from the accounting matters then under investigation, the waiver expired by its terms, and the Company and its bank lenders entered into a forbearance agreement dated December 18, 2000. The forbearance agreement limited revolving credit loans to $91,124. The forbearance agreement was subsequently amended several times. The sixth amendment to the forbearance agreement, which expires on October 5, 2001, limits the maximum borrowings under the revolving portion of the credit facility to $61,128. The Company is negotiating with its banks to amend its credit facility.

                                 RENT-WAY, INC.

                (all dollars in thousands, except per share data)


4.  DEBT, CONTINUED:

    As of December 31, 2000, the Company's credit facility debt under both the euro-rate option and base-rate option plans were as follows:

                          BORROWING OPTION PLAN          AMOUNT        RATE
                          ---------------------          ------        ----
            Base-rate.............................       $ 175,900     12.5%
            Base-rate.............................         134,472    11.75%
            Euro-rate tranche.....................          42,000   10.463%
            Base-rate.............................          32,000    11.75%
                                                         ---------
                                                         $ 384,372
                                                         =========


5.  DERIVATIVE FINANCIAL INSTRUMENTS:

    At December 31, 2000, the Company had interest rate swaps in the notional amount of $184,200 and a fair market value of $(1.7) million. The variable pay interest rate ranges from 5.09% to 6.97%. The maturity dates run through August 2005.

    The Company's interest rate swaps do not meet the qualifications for hedge accounting treatment under Statement of Financial Accounting Standards ("SFAS") No. 133. The Company adopted SFAS No. 133 on October 1, 2000, and as a result, the fair value of the swaps was recorded as an asset in the amount of $2,510 with the offset to other comprehensive income. There was no tax impact to other comprehensive income resulting from the adoption, due to a full net deferred tax asset valuation allowance existing at September 30, 2000. The reduction to the deferred tax asset, net of liabilities of $979 was offset by a reduction to the deferred tax valuation allowance of $979 at adoption. The transition asset is being amortized into earnings over the remaining life of the interest rate swap agreements. For the quarter ended December 31, 2000, the Company's adverse change in the fair market value of the interest rate swap portfolio of $4,200 was charged to other expense in the Company's Consolidated Statements of Operations.

    On December 18, 2000, interest rate swaps in the notional amount of $20,000 were terminated by the issuing financial institution. The Company received in cash the fair value of these terminated swaps and reduced the swap asset by $59 as a result of the termination.

6.  COMPREHENSIVE INCOME:

    Comprehensive income encompasses net income and changes in the components of accumulated other comprehensive income not reflected in the Company's Consolidated Statements of Operations during the periods presented. Accumulated other comprehensive income consists of the transition asset recorded at the time of adoption of SFAS No. 133.

                                                      Other         Accumulated Other
                                                  Comprehensive       Comprehensive
                                                      Income              Income
                                                      ------              ------

         Net loss for the three months
              ended December 31, 2000               $(25,751)
         SFAS 133 Transition amount                    2,510             $  2,510
         Amortization of SFAS 133
              Transition amount                         (216)                (216)
                                                    --------             --------
         Total at December 31, 2000                 $(23,457)            $  2,294
                                                    ========             ========


7.  CONTINGENCIES:

    As of August 1, 2001, Rent-Way has been served with twelve complaints in purported class action lawsuits filed in or transferred to the U.S. District Court for the Western District of Pennsylvania. The complaints allege that, among other things, as a result of accounting irregularities, the Company's previously issued financial statements were materially false and misleading thus constituting violations of federal securities laws by the Company and by certain officers. The actions allege that the defendants violated Sections 10(b) and/or
Section 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. The actions seek damages in unspecified amounts. The actions purport to be brought on behalf of purchasers of the Company's common stock during various periods, all of which fall between January 18, 2000, and

                                 RENT-WAY, INC.

                (all dollars in thousands, except per share data)


7.  CONTINGENCIES, CONTINUED:

October 30, 2000. The District Court has ordered that the actions be consolidated. Rent-Way is currently evaluating these claims and possible defenses thereto. Additional purported class action lawsuits similar to those described above may be filed, and the existing lawsuits may be amended to increase the purported class.

    Certain of Rent-Way's officers and directors and Rent-Way, as nominal defendant, have been sued in a shareholder derivative action brought on behalf of Rent-Way in the U.S. District Court for the Western District of Pennsylvania. The derivative complaint purports to assert claims on behalf of Rent-Way against the defendants for violation of duties asserted to be owed by the defendants to Rent-Way and which relate to the events which gave rise to the purported class actions described above. All proceedings in the derivative case have been stayed, pending the resolution of the class actions. Rent-Way cannot predict the outcome of the litigation.

    Pursuant to its bylaws, Rent-Way is obligated to indemnify its officers and directors under certain circumstances against claims made in these lawsuits. Rent-Way may also be obligated to indemnify certain of its officers and directors for the costs they incur as a result of the lawsuits.

    While it is not feasible to predict or determine the final outcome or timing of these or similar proceedings, or to estimate the amounts or potential range of loss with respect to these matters, management believes that an adverse outcome with respect to such proceedings could have a material adverse impact on the Company's financial position and results of operations.

    The Company is subject to legal proceedings and claims in the ordinary course of its business that have not been finally adjudicated. Certain of these cases have resulted in contingent liabilities ranging from $38,097 to $38,252. The majority of such claims are, in the opinion of management, covered by insurance policies or indemnification agreements and therefore should not have a material effect on the Company's financial position and results of operations. Additional claims exist of approximately $139 for which management believes it has meritorious defenses but for which the likelihood of an unfavorable outcome is currently not determinable. Additionally, claims exist for which management is not able to estimate a potential loss. In management's opinion, none of these claims will have a material adverse affect on the Company's financial position and results of operations.

    The Company is self-insured for certain losses related to workers' compensation, employee medical and employee dental claims, vehicle and general liability.

    The Company has purchased stop-loss coverage in order to limit its exposure to any significant levels of claims. Self-insurance reserves are accrued based upon the Company's estimates of the aggregate liability for uninsured claims incurred using certain actuarial assumptions followed in the insurance industry and the Company's historical experience. The Company has obtained letters of credit of $6,000 to guarantee the payment of future claims. The face value of the letters of credit approximates their market value at December 31, 2000.

8.  INCOME TAXES:

    The Company recorded no tax benefit on its operating losses for the quarter ended December 31, 2000, due to the uncertainty of its realization. The deferred tax asset, net of liabilities, increased from $10,050 at September 30, 2000, to $18,222 at December 31, 2000, for an increase of $8,172 million for the quarter. A full valuation allowance has been provided against that net deferred tax asset.

                                 RENT-WAY, INC.

                (all dollars in thousands, except per share data)


9.  RESTATEMENT:

    The summary of the significant effects of the restatement of the Condensed Consolidated Statement of Operations reported on the Form 10-Q for the quarter ended December 31, 1999, are as follows:

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (all dollars in thousands, except per share data)


                                                                                           FOR THE THREE MONTHS ENDED
                                                                                                 DECEMBER 31, 1999
                                                                            --------------------------------------------------------

                                                                            (AS PREVIOUSLY REPORTED)                   (AS RESTATED)
                                                                                  (UNAUDITED)         (ADJUSTMENTS)     (UNAUDITED)

         REVENUES:
         Rental revenue ..................................................         $ 119,982                             $ 119,982
         Other revenues ..................................................            20,929                                20,929
                                                                                   ---------                             ---------
              Total revenues .............................................           140,911                               140,911

         COSTS AND OPERATING EXPENSES:
         Depreciation and amortization:
           Rental merchandise ............................................            31,158              2,557             33,715
           Property and equipment ........................................             3,711              1,527              5,238
           Amortization of goodwill ......................................             3,259                (35)             3,224
         Salaries and wages ..............................................            36,157               (336)            35,821
         Advertising .....................................................             5,609             (1,783)             3,826
         Occupancy .......................................................            10,310                783             11,093
         Other operating expenses ........................................            28,143              6,312             34,455
                                                                                   ---------             ------          ---------
              Total costs and operating expenses .........................           118,347              9,025            127,372
                                                                                   ---------             ------          ---------
              Operating income ...........................................            22,564             (9,025)            13,539

         OTHER INCOME (EXPENSE):
         Interest expense ................................................            (5,828)              (498)            (6,326)
         Interest income .................................................                14                  9                 23
         Other income (expense), net .....................................              (146)                 7               (139)
                                                                                   ---------             ------          ---------
                Income before income taxes ...............................            16,604             (9,507)             7,097
         Income tax expense ..............................................             6,476             (3,702)             2,774
                                                                                   ---------             ------          ---------
         Net income ......................................................         $  10,128             (5,805)         $   4,323
                                                                                   =========             ======          =========

         EARNINGS PER COMMON SHARE (SEE NOTE 3):
            Basic earnings per common share:
                Net income ...............................................         $    0.46                             $    0.20
                                                                                   =========                             =========

            Diluted earnings per common share:
                Net income ...............................................         $    0.44                             $    0.19
                                                                                   =========                             =========

            Weighted average common shares outstanding:
                Basic ....................................................            21,982                                21,982
                                                                                   =========                             =========
                Diluted ..................................................            23,762                                23,762
                                                                                   =========                             =========


    Additional information regarding the adjustments made in connection with the restatement of the Company's Condensed Consolidated Statement of Operations for the three months ended December 31,1999, is contained in the Company's Annual Report of Form 10 K/A for the year ended September 30, 2000.

                                 RENT-WAY, INC.

                (all dollars in thousands, except per share data)


10.  SEGMENT INFORMATION:

     Rent-Way is a national rental-purchase chain that provides a variety of services to its customers including rental of household items and prepaid local telephone service on a week-by-week or a month-by-month basis. The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by product category. The Company's reportable segments are household rentals and prepaid telephone service. Its household rental segment rents name brand merchandise such as furniture, appliances, electronics and computers on a weekly, biweekly, semimonthly or bimonthly basis. Its prepaid telephone service segment provides a local dial tone on a month-by-month basis.

     The financial results of the Company's segments follow the same accounting policies as described in "Summary of Significant Accounting Policies" (see Note
1). The information presented below does not include the results of the prepaid telephone service segment prior to its acquisition on January 4, 2000.


                                                             Household
                                                               Rental       Prepaid Telephone
         For the three months ended December 31, 2000          Segment            Service            Total Segments
         --------------------------------------------          -------            -------            --------------
         Total revenue...............................         $150,555            $8,182                $158,737
                                                              ========            ======                ========
         Operating income (loss).....................         $(10,725)           $   51                $(10,674)
                                                              ========            ======                ========
         Net loss....................................         $(25,727)           $  (24)               $(25,751)
                                                              ========            ======                ========
         Total assets................................         $745,547            $4,292                $749,839
                                                              ========            ======                ========

    Intercompany revenues between Rent-Way and DPI of $0.5 million have been eliminated in the consolidated financial statements.


11.  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 requires the cessation of amortization of goodwill and other indefinite-lived intangibles on its balance sheet. Goodwill on the balance sheet must then be tested for impairment at least annually. The Company expects to early adopt SFAS 142 effective October 1, 2001, but has not yet determined the impact of adopting this statement.

    In June 2001, FASB issued Statement of Financial Accounting Standard ("SFAS") No. 143 "Accounting for Asset Retirement Obligations ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently evaluating the provisions of this statement.

12.  LIQUIDITY:

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In November 2000 absent a waiver, the Company would have failed to meet certain covenants in its bank credit facility including financial covenants, monthly and quarterly financial reporting requirements and record keeping requirements. The Company obtained a waiver of these requirements conditioned on the non-occurrence of certain events. As a result of the Company's announcement in December 2000 of an increase in the total adjustments resulting from the accounting matters under investigation (see Note 2), the waiver expired by its terms, and the Company and its bank lenders entered into a forbearance agreement dated December 18, 2000. The forbearance agreement limited revolving credit loans and letters of credit to $91,124. The forbearance agreement was subsequently amended several times. The sixth amendment to the forbearance agreement, which expires on October 5, 2001, limits the maximum borrowing under the Company's revolving portion of the credit facility to $61,128.

     The Company is in negotiations with its lenders to amend its credit facility such that it will provide the Company with sufficient borrowing capacity and revised loan covenants. There can be no assurance that the Company will be successful in negotiating an amended credit facility.

     The Company's ability to operate as a going concern is largely dependent on its ability to successfully negotiate with its bank lenders an amendment to the Company's existing credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company has determined that its unaudited financial statements as of and for the period ended December 31, 1999, were inaccurate and require restatement. These inaccuracies and required restatements are discussed at Notes 2 and 9 of the notes to the Company's unaudited financial statements included in this report and in the Company's Annual Report on Form 10 K/A for the fiscal year ended September 30, 2000. This Management's Discussion and Analysis of Financial Condition and Results of Operations for the periods ended December 31, 2000, and 1999 reflects the restatement of the Company's previously reported financial results for the period ended December 31, 1999.

OVERVIEW

    Rent-Way is the second largest operator in the rental purchase industry with 1,130 stores located in 42 states as of August 23, 2001. The Company offers quality brand name home entertainment equipment, computers, furniture, appliances, and jewelry to customers under full-service rental-purchase agreements that generally allow the customer to obtain ownership of the merchandise at the conclusion of an agreed upon rental period. The Company also provides prepaid local phone service to consumers on a monthly basis through its majority-owned subsidiary, dPi Teleconnect, L.L.C ("DPI").

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain items from the Company's unaudited Condensed Consolidated Statements of Operations, expressed as a percentage of revenues.


                                                              THREE MONTHS ENDED DECEMBER 31
                                                            ----------------------------------
                                                                                  1999
                                                                2000          (AS RESTATED)
                                                            ----------------------------------
         REVENUES:
           Rental revenue ...........................           80.8%              85.1%
           Prepaid phone service revenue ............            5.2                 --
           Other revenue ............................           14.0               14.9
                                                               -----              -----
              Total revenues ........................          100.0              100.0

         COSTS AND OPERATING EXPENSES:
         Depreciation and amortization:
           Rental merchandise .......................           29.2               23.9
           Property and equipment ...................            4.7                3.7
           Amortization of goodwill .................            2.3                2.3
                                                               -----              -----
              Total depreciation and amortization....           36.2               29.9
         Cost of prepaid phone service ..............            3.2                 --
         Salaries and wages .........................           26.2               25.4
         Advertising ................................            7.1                2.7
         Occupancy ..................................            7.7                7.9
         Other operating expenses ...................           26.3               24.5
                                                               -----              -----
              Total costs and operating expenses ....          106.7               90.4
                                                               -----              -----
              Operating income (loss) ...............           (6.7)               9.6
          Interest expense ..........................           (6.8)              (4.5)
          Interest income ...........................             --                 --
          Other income (expense) net ................           (2.7)              (0.1)
                                                               -----              -----

              Income (loss) before income taxes .....          (16.2)               5.0
          Income tax expense (benefit) ..............             --                2.0
                                                               -----              -----
              Net income (loss) .....................          (16.2)%              3.0%
                                                               =====              =====


COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999 (AS RESTATED)

    Total Revenues. Total revenues increased $17.8 million, or 12.6%, to $158.7 million from $140.9 million. The increase is attributable to the addition of DPI revenue, the inclusion of a partial year's operations for the stores acquired and opened in fiscal 2000 and 2001, and increased same store revenues offset by the revenue lost from stores closed or merged. DPI revenue accounted for $8.2 million, or 46.1%, of the increase. Stores opened in fiscal 2000 and 2001 accounted for $6.9 million, or 38.8%, of the increase. The Company's same stores accounted for $4.0 million, or 22.5%, of the increase. Stores acquired in 2000 and 2001 accounted for $2.0 million, or 11.2%, of the increase. These increases were offset by a $3.3 million loss in revenue that resulted from stores closed. Same store revenues increased 3.3%. This increase in same store revenues is due in part to Gateway computers and prepaid phone service added to the Company's line of products and services during fiscal 2000. Management believes opportunities exist to provide additional non-traditional merchandise and services to its customers.

    Depreciation and Amortization. Depreciation expense related to rental merchandise increased to 29.2% as a percentage of total revenues from 23.9%. This increase is primarily due to the depreciation expense related to Gateway computers. These computers were added to the Company's product line in June 2000 and are depreciated on a straight-line basis.

    Depreciation expense related to property and equipment increased to 4.7% as a percentage of total revenues from 3.7%. This increase is primarily due to the build-outs for new stores and remodels of acquired stores since December 31, 1999.

    Amortization of goodwill held steady at 2.3% as a percentage of total revenues. It increased by $0.4 million primarily due to the stores acquired after the first quarter of fiscal year 2000.

    Cost of Prepaid Phone Service. The cost of prepaid phone service was $5.0 million or 3.2% of total revenues in fiscal year 2000.

    Salaries and Wages. Salaries and wages increased by $5.8 million to $41.6 million from $35.8 million primarily due to the addition of acquired stores during fiscal 2000, new stores that opened during the last three quarters of fiscal year 2000 and the first quarter of 2001, and DPI's salary and wage expense. Salaries and wages increased to 26.2% as a percentage of total revenues from 25.4%.

    Advertising. Advertising expense increased from $3.8 million to $11.3 million primarily due to the roll-out of the Gateway program, the opening of new stores during the quarter, and television production costs for the fall 2000 campaign.

    Occupancy. Occupancy expense increased to $12.3 million from $11.1 million primarily due to the acquisition of stores during the second half of fiscal 2000, and the new stores that opened last fiscal year and this fiscal year-to-date. The increases were off-set by the closing of stores during fiscal 2000 and fiscal 2001.

    Other Operating Expense. Other operating expense increased by $7.2 million and increased to 26.3% as a percentage of total revenues from 24.5%. This increase is primarily due to higher rental merchandise losses, payroll taxes, health and disability insurance costs, utility costs, telephone costs, accounting fees, legal fees and consulting fees.

    During the first quarter of fiscal 2001, accounting fees, legal fees and consulting fees related to the accounting investigation, shareholder litigation and fiscal 2000 audit were $1.0 million.

    Interest Expense. Interest expense increased from 4.5% to 6.8% as a percentage of total revenues. This increase is due to the increased debt from the prior year and the higher effective interest rate that is being paid due to the existence of covenant defaults under the Company's bank credit facility and $0.5 million in forbearance fee expenses. The increase in debt was primarily for store acquisitions/openings, the launching of the Gateway program and funding operating losses.

    Other Expense. Other expense increased to $4.3 million in the first quarter of fiscal year 2001 primarily as a result of an adverse change in the fair market value of the interest swap portfolio which resulted in an expense of $4.2 million.

    Income Tax Expense. During the first quarter of fiscal 2001, the Company recorded no tax benefit related to the operating losses due to the uncertainty of its realization. The increase to the deferred tax asset, net of liabilities, was $8.2 million for the quarter which was offset by a full valuation allowance.

    Net Loss. A net loss of $25.8 million was incurred in the period as a result of the factors described above compared to net income in the same period last year of $4.3 million.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's capital requirements relate primarily to purchasing additional rental merchandise and replacing rental merchandise that has been sold or is no longer suitable for rent. As a result of the accounting matters described above, the Company became in default of several of the covenants contained in its bank credit facility and is now operating under a forbearance agreement with its bank lenders, which expires on October 5, 2001. Currently, the Company's ability to borrow funds is limited. The Company is in negotiations with its bank lenders to obtain an amended credit facility that will provide the Company with sufficient borrowing capacity and revised loan covenants. There can be no assurance that the Company will be successful in negotiating an amended credit facility. If the Company cannot obtain an amended credit facility on acceptable terms, its financial condition and results of operation would be materially adversely affected.

    For the three months ended December 31, 2000, the Company used $2.4 million to fund operating activities compared to the three months ended December 31, 1999 when $14.3 million was used in operations. The decrease in cash used in 2001 was primarily a result of depreciation and amortization expense of $57.5 million, $22.7 million of rental merchandise deposits utilized offset by a net loss of $25.8 million and the increase in rental merchandise of $59.4 million.

    Net cash used in investing activities for the three months ended December 31, 2000 was $6.7 million compared to $5.7 million during the three months ended December 31, 1999. Investing activities in both periods were for the purchase of property and equipment that was $6.7 million in the fiscal 2001 period and $5.7 million in the fiscal 2000 period.

    For the three months ended December 31, 2000 financing activities provided $9.7 million as compared to $15.2 million provided for the three months ended December 31, 1999. In the fiscal 2001 period, the Company borrowed $22.5 million and repaid $13.1 million. In the fiscal 2000 period, the borrowings were $25.7 million and repayments were $10.5 million.

SEASONALITY AND INFLATION

    Management believes that the Company's operating results may be subject to seasonality. The first quarter typically has a greater percentage of rentals because of traditional holiday shopping patterns. Management plans for these seasonal variances and takes particular advantage of the first quarter with product promotions, marketing campaigns, and employee incentives. Because many of the Company's expenses do not fluctuate with seasonal revenue changes, such revenue changes may cause fluctuations in the Company's quarterly earnings.

    During the three months ended December 31, 2000, the cost of rental merchandise, energy costs, store lease rental expense and salaries and wages has increased modestly. These increases have not had a significant effect on the Company's results of operations because the Company has been able to charge commensurately higher rental for its merchandise. This trend is expected to continue in the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS

    Effective October 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 requires that the Company record all derivatives on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company's credit agreement requires that it enter into interest rate swap agreements to mitigate or eliminate its interest rate risk as a result of its interest rates indexed to LIBOR and prime rates.

    As a result of the Company being in default under its credit facility and not having a policy in place, it could not effectively hedge its interest rate swaps and, therefore, did not qualify for hedge accounting treatment. As a result of adopting SFAS No. 133 and in accordance with the transition provisions, the Company recorded a gain of $2.5 million to accumulated other comprehensive income. The transition amount will be amortized into earnings over the remaining term of the interest rate swaps of 3 to 5 years. There was no tax impact to other comprehensive income resulting from this charge as the net deferred tax asset was reduced by $979 with an offsetting reduction to the deferred tax valuation allowance of $979.

    During the quarter, the Company recorded the ineffectiveness related to cash flow hedges to other expense. This increased other expense by $4.2 million.

    After negotiating an amendment to its credit facility, the Company will assess on an on-going basis whether to adopt hedge accounting treatment for its interest rate swaps.

    The Company does not enter into derivative instruments for speculative purposes.

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 requires the cessation of amortization of goodwill and other indefinite-lived intangibles on its balance sheet. Goodwill on the balance sheet must then be tested for impairment at least annually. The Company expects to early adopt SFAS 142 effective October 1, 2001, but has not yet determined the impact of adopting this statement.

    In June 2001, FASB issued Statement of Financial Accounting Standard ("SFAS") No. 143 "Accounting for Asset Retirement Obligations ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently evaluating the provisions of this statement.

CAUTIONARY STATEMENT

     This report includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 2E1 of the Securities Exchanged Act of 1934, as amended. See particularly Item 2, "Management's Discussion and Analysis of Financial Condition," among others. These statements may be identified by terms and phrases such as "anticipate", "believe", "intend", "estimate", "expect", "continue", "should", "could", "may", "plan", "project", "predict", "will" and similar expressions and relate to future events and occurrences. These statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. Factors that could cause actual results to differ materially from those expressed or implied in such statements include but are not limited to:

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

     Given these factors, undue reliance should not be placed on any forward-looking statements and statements regarding Rent-Way's future prospects and performance. Such statements speak only as of the date made. Rent-Way undertakes no obligation to update or revise any such statements whether as a result of new information, the occurrence of future events, or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's major market risk exposure is primarily due to possible fluctuations in interest rates. As of December 31, 2000, the Company had $384.4 million in loans with floating interest rates indexed to current LIBOR and prime rates. Because the floating rates expose the Company to the risk of increased interest cost if interest rates rise, the Company began a policy in 1998 of managing interest rate risk by utilizing interest rate swap agreements to convert a portion of the floating interest rate loans to fixed interest rates. As of December 31, 2000, the Company has $184.2 million in interest rate swap agreements that lock in a LIBOR rate ranging from 5.09% to 6.97%. This effectively fixes the interest rate on $184.2 million of loans. These interest rate swap agreements have maturities ranging from 2002 to 2005. The market value of the interstate swaps will be negatively impacted by falling interest rates and/or a flattening of the yield curve.

    Given the Company's current capital structure, including interest rate swap agreements, there is $200.2 million, or 52.1% of the Company's total debt, in floating rate loans. A hypothetical 1.0% change in the LIBOR rate would affect pre-tax earnings by approximately $2.0 million and a corresponding adjustment to the balance sheet swap account.

    The Company does not enter into derivative financial instruments for trading or speculative purposes. The interest rate swap agreements are entered into with major financial institutions thereby minimizing the risk of credit loss.

                                 RENT-WAY, INC.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

FEDERAL INVESTIGATIONS

    There are currently pending federal governmental investigations by the SEC and the United States Attorney involving the Company's financial reporting. Rent-Way is cooperating fully in these investigations. Also, the law firms of Hodgson Russ LLP and Ross & Hardies have conducted an independent investigation of financial reporting issues. A joint interim attorneys' report regarding this investigation date June 19, 2001, has been conveyed to the board of directors and to management and was considered in connection with the preparation of the Company's quarterly financial statements and this report. The investigations are ongoing, and the Company cannot predict their outcomes. If Rent-Way were convicted of any crime or subjected to sanctions, substantial penalties, damages or other monetary remedies are assessed against Rent-Way, this could have a material adverse effect on the Company's results of operations and financial condition.

SECURITIES LITIGATION

    As of August 1, 2001, Rent-Way has been served with twelve complaints in purported class action lawsuits filed in or transferred to the U.S. District Court for the Western District of Pennsylvania. The complaints allege that, among other things, as a result of accounting irregularities, the Company's previously issued financial statements were materially false and misleading thus constituting violations of federal securities laws by the Company and by certain officers. The actions allege that the defendants violated Sections 10(b) and/or
Section 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. The actions seek damages in unspecified amounts. The actions purport to be brought on behalf of purchasers of the Company's common stock during various periods, all of which fall between January 18, 2000, and October 30, 2000. The District Court has ordered that the actions be consolidated and on March 9, 2001, appointed Cramer Rosenthal McGlynn, LLC, an investment advisor that purchased the Company's common stock for the accounts of its clients to serve as lead plaintiff and the firm of Gold, Bennett, Cera & Sidener LLP to serve as lead counsel. The lead plaintiff must file a consolidated complaint within 20 days of the filing of the company's amended Annual Report on Form 10 K/A for the 2000 fiscal year. Rent-Way is currently evaluating these claims and possible defenses thereto. Additional purported class action lawsuits similar to those described above may be filed, and the existing complaints may be amended to increase the purported class.

    Certain of Rent-Way's officers and directors and Rent-Way, as nominal defendant, have been sued in a shareholder derivative action brought on behalf of Rent-Way in the U.S. District Court for the Western District of Pennsylvania. The derivative complaint purports to assert claims on behalf of Rent-Way against the defendants for violation of duties asserted to be owed by the defendants to Rent-Way and which relate to the events which gave rise to the purported class actions described above. All proceedings in the derivative case have been stayed, pending the resolution of the class action lawsuits.

    Rent-Way is presently unable to predict or determine the final outcome of, or to estimate the amounts or potential range of loss with respect to, these matters, management believes that these matters could have a material adverse impact on the Company's financial position and results of operations.

    Pursuant to its bylaws, Rent-Way is obligated to indemnify its officers and directors under certain circumstances against claims made in these lawsuits. Rent-Way may also be obligated to indemnify certain of its officers and directors for the costs they incur as a result of the investigations and lawsuits described above.

OTHER LITIGATION

    Rent-Way is also subject to litigation in the ordinary course of business. In the opinion of management, the ultimate outcome of any existing litigation, other than the investigations and the lawsuits described above, would not have a material adverse effect on the Company's financial condition and results of operations.

                                 RENT-WAY, INC.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    As a result of the accounting matters described herein, the Company became in default of several of the covenants contained in its bank credit facility including, without limitation, the covenants regarding maximum leverage ratio, minimum interest coverage ratio, minimum net worth, fixed charge coverage ratio, and rental merchandise usage and the covenants regarding delivery of monthly, quarterly and annual financial statements of the Company and is now operating under a forbearance agreement with its bank lenders which expires on October 5, 2001. Currently, the Company's ability to borrow funds is limited. The Company is in negotiations with its bank lenders to obtain an amended credit facility that will provide the company with sufficient borrowing capacity and revised loan covenants. There can be now assurance that the company will be successful in negotiating an amended credit facility. If the Company cannot obtain an amended credit facility on acceptable terms, its financial condition and results of operations would be materially adversely affected.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A. EXHIBITS

    None.

B. REPORTS ON FORM 8-K

    The Company filed the following reports on Form 8-K in the quarter ended December 31, 2000:

    (1) Form 8-K dated October 31, 2000, filing a press release announcing the accounting investigation.

    (2) Form 8-K dated October 31, 2000, filing a press release providing additional information regarding the accounting investigation.

    (3) Form 8-K dated November 20, 2000, filing a press release regarding the accounting investigation and related matters.

    (4) Form 8-K dated December 11, 2000, filing a press release regarding the status of its accounting investigation.

    (5) Form 8-K dated December 12, 2000, filing a press release regarding the results of its accounting investigation.

    (6) Form 8-K dated December 22, 2000, filing a press release of the Company regarding share purchases by officers and directors.

                                 RENT-WAY, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Rent-Way, Inc.
                                    ---------------------
                                        (Registrant)



                                    By:

      August 22, 2001                        /s/ William A. McDonnell
---------------------------         ------------------------------------------
           Date                                    (Signature)
                                              William A. McDonnell
                                    Vice President and Chief Financial Officer



                                    By:

      August 22, 2001                           /s/ John A. Lombardi
---------------------------         ------------------------------------------
           Date                                     (Signature)
                                                 John A. Lombardi
                                      Chief Accounting Officer and Controller