Form 10-Q
period 2001-03-31
RENT WAY INC
filed 2001-08-24
CIK 893046

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

  [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                   ----------

                         Commission File Number 0-22026

                                 RENT-WAY, INC.
             (Exact name of registrant as specified in its charter)

                                   ----------

                 PENNSYLVANIA                                      25-1407782
                 ------------                                      ----------
(State or other jurisdiction of incorporation)          (I.R.S. Employer Identification No.)


                   ONE RENTWAY PLACE, ERIE, PENNSYLVANIA 16505
                  --------------------------------------------
                    (Address of principal executive offices)

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

Yes  _____________           No ______X______


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class             Outstanding as of August 20, 2001
                      -----             ---------------------------------
                  Common Stock                      24,509,979



================================================================================

                                 RENT-WAY, INC.




                                                                                                           PAGE
                                                                                                           ----
PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                  Condensed Consolidated Balance Sheets as of March 31, 2001 (unaudited)
                  and September 30, 2000.....................................................................3

                  Condensed Consolidated Statements of Operations, Three and Six Months
                  Ended March 31, 2000 and 2001 (unaudited)..................................................4

                  Condensed Consolidated Statements of Cash Flows, Six Months Ended
                  March 31, 2000 and 2001 (unaudited)........................................................5

                  Notes to Condensed Consolidated Financial Statements (unaudited)...........................6

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations..........................................12

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk................................16

PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings.........................................................................18

         Item 3.  Defaults Upon Senior Securities...........................................................19

         Item 6.  Exhibits and Reports on Form 8-K..........................................................19

         Signatures.........................................................................................20

                                 RENT-WAY, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                           (all dollars in thousands)



                                                                            MARCH 31,           SEPTEMBER 30,
                                                                              2001                   2000
                                                                            ---------             ---------
                                                                           (unaudited)

ASSETS

Cash and cash equivalents                                                   $  18,163             $  10,654
Prepaid expenses                                                               12,745                13,997
Income tax receivable                                                           8,635                20,607
Rental merchandise, net                                                       288,353               282,052
Rental merchandise, deposit                                                     4,323                33,289
Deferred tax asset, net                                                            --                    --
Property and equipment, net                                                    86,334                78,408
Goodwill, net                                                                 300,501               307,690
Deferred financing costs, net                                                   4,510                 5,068
Non-compete and prepaid consulting fees, net                                    2,108                 3,236
Other assets                                                                    5,725                11,310
                                                                            ---------             ---------
        Total assets                                                        $ 731,397             $ 766,311
                                                                            =========             =========


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable                                                            $  37,912             $  42,750
Other liabilities                                                              91,987                67,887
Debt                                                                          361,144               387,852
                                                                            ---------             ---------
        Total liabilities                                                     491,043               498,489

Contingencies (See Note 7)                                                         --                    --

SHAREHOLDERS' EQUITY:

Preferred stock, without par value; 1,000,000 shares authorized;
     no shares issued and outstanding                                              --                    --
Common stock, without par value; 50,000,000 shares
     authorized; 24,509,979 and 24,459,573 shares issued and
     outstanding, respectively                                                295,610               295,185
Loans to shareholders                                                            (885)                 (690)
Accumulated other comprehensive income                                          2,078                    --
Accumulated deficit                                                           (56,449)              (26,673)
                                                                            ---------             ---------
        Total shareholders' equity                                            240,354               267,822
                                                                            ---------             ---------
        Total liabilities and shareholders' equity                          $ 731,397             $ 766,311
                                                                            =========             =========



   The accompanying notes are an integral part of these financial statements.

                                 RENT-WAY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (all dollars in thousands, except per share data)


                                                           FOR THE THREE MONTHS ENDED                 FOR THE SIX MONTHS ENDED
                                                                    MARCH 31,                                MARCH 31,
                                                            2001                2000                  2001                2000
                                                            ----                ----                  ----                ----
                                                        (unaudited)          (unaudited)          (unaudited)         (unaudited)
                                                                            (As Restated)                            (As Restated)
                                                                                                                      (See Note 9)
REVENUES:
Rental revenue                                           $141,089             $127,022             $269,337             $247,004

Prepaid phone service revenue                               9,192                   --               17,374                   --
Other revenues                                             24,687               21,867               46,994               42,796
                                                         --------             --------             --------             --------
       Total revenues                                     174,968              148,889              333,705              289,800


COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
    Rental merchandise                                     52,459               39,685               98,791               73,400

    Property and equipment                                  8,148                6,408               15,648               11,646

    Amortization of goodwill and other intangibles          3,668                3,412                7,335                6,636
Cost of prepaid phone service                               5,009                   --               10,051                   --
Salaries and wages                                         39,391               36,164               80,972               71,985

Advertising, net                                            1,833                4,472               13,181                8,298

Occupancy                                                  12,451               12,241               24,733               23,334

Other operating expenses                                   40,379               38,990               82,038               73,445
                                                         --------             --------             --------             --------
        Total costs and operating expenses                163,338              141,372              332,749              268,744
                                                         --------             --------             --------             --------
        Operating income (loss)                            11,630                7,517                  956               21,056

OTHER INCOME (EXPENSE):
Interest expense                                          (11,201)              (7,453)             (21,991)             (13,779)
Equity in loss of subsidiary                                   --                 (573)                  --                 (573)
Interest income                                                66                   55                  122                   78

Other income (expense), net                                (4,520)                 (42)              (8,863)                (181)
                                                         --------             --------             --------             --------
       Income before income taxes                          (4,025)                (496)             (29,776)               6,601
Income tax expense                                             --                 (170)                  --                2,604
                                                         --------             --------             --------             --------


Net income (loss)                                        $ (4,025)            $   (326)            $(29,776)            $  3,997
                                                         ========             ========             ========             --------

EARNINGS (LOSS) PER COMMON SHARE (NOTE 3):

     Basic                                               $  (0.16)            $  (0.01)            $  (1.22)            $   0.18
                                                         ========             ========             ========             ========
     Diluted                                             $  (0.16)            $  (0.01)            $  (1.22)            $   0.18
                                                         ========             ========             ========             ========

Weighted average common shares outstanding:
     Basic                                                 24,509               22,673               24,492               22,326
                                                         ========             ========             ========             ========

     Diluted                                               24,509               22,673               24,492               22,326
                                                         ========             ========             ========             ========


   The accompanying notes are an integral part of these financial statements.

                                 RENT-WAY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (all dollars in thousands)

                                                                             FOR THE SIX MONTHS ENDED
                                                                                    MARCH 31,
                                                                            2001                  2000
                                                                            ----                  ----
                                                                        (unaudited)           (unaudited)
                                                                                             (As Restated)
                                                                                          (See Notes 2 and 9)

OPERATING ACTIVITIES:
Net income (loss)                                                        $ (29,776)            $   3,997
Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
    Depreciation and amortization                                          121,794                91,888
    Deferred income taxes                                                       --                 1,496
    Write-off of property and equipment                                        992                 3,570
    Gain on sale of stores                                                    (131)                   --
    Other                                                                       82                    --
Changes in assets and liabilities:
    Prepaid expenses                                                         1,252                (5,875)
    Rental merchandise                                                    (105,720)             (121,086)
    Rental merchandise deposits and credits due from vendors                28,966                    --
    Income tax receivable                                                   11,972                (3,494)
    Other assets                                                             6,752                 1,044
    Accounts payable                                                        (8,012)                2,519
    Other liabilities                                                       16,913                 2,601
                                                                         ---------             ---------
       Net cash provided by (used in) operating activities                  45,084               (23,340)
                                                                         ---------             ---------


INVESTING ACTIVITIES:
    Purchase of businesses, net of cash acquired                              (311)               (9,950)
    Purchases of property and equipment                                     (7,342)              (13,012)
    Proceeds from sale of stores                                               886
    Other                                                                       52                    --
                                                                         ---------             ---------
       Net cash used in investing activities                                (6,715)              (22,962)
                                                                         ---------             ---------

FINANCING ACTIVITIES:
    Proceeds from borrowings                                               203,265               103,000
    Payments on borrowings including early extinguishment                 (237,635)              (66,001)
    Book overdraft                                                           3,174                 6,538
    Deferred finance costs                                                     106                    --
    Proceeds from common stock issuance                                        425                   810
    Payment of loans by directors                                               --                   140
    Interest on loans to directors                                             (36)                   --
    Loan to director                                                          (159)                   --
                                                                         ---------             ---------
       Net cash provided by (used in)financing activities                  (30,860)               44,487
                                                                         ---------             ---------
         Increase (decrease) in cash                                         7,509                (1,815)
                                                                         ---------             ---------

Cash and cash equivalents at beginning of period                            10,654                 8,646
                                                                         ---------             ---------

Cash and cash equivalents at end of period                               $  18,163             $   6,831
                                                                         =========             =========

Supplemental disclosure of noncash financing activity:
    Common stock issued to extinguish debt                               $      --             $  20,000
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

2.  RESTATEMENTS:

    Prior to the issuance of the Company's consolidated financial statements as of and for the year ended September 30, 2000, it was determined that the results reported in the Company's unaudited interim financial statements as of and for the periods ended December 31, 1999; March 31, 2000; and June 30, 2000, were misstated. The Audit Committee of the Board of Directors immediately instituted an investigation with the assistance of legal counsel and an accounting investigative team.

    After evaluating information revealed in the investigation and in preparation of its fiscal 2000 year-end financial statements, the Company determined that accounting improprieties occurred in fiscal 2000, 1999 and 1998 that overstated assets and income and understated liabilities and expense. As a result, the Company decided to restate its previously reported fiscal 1999 and 1998 financial statements. The quarterly financial information for fiscal year 1999 and for the interim periods ended December 31, 1999; March 31, 2000; and June 30, 2000, have also been restated. The restated financial statements as of and for the three and six months ended March 31, 2000, have been included in the condensed consolidated financial statements included herein.

    A summary of the effects of the restatement on the Statement of Operations for the six month period ended March 31, 2000 is set forth in Note 9.

                                 RENT-WAY, INC.

                (all dollars in thousands, except per share data)

3.  EARNINGS (LOSS) PER COMMON SHARE:

    Basic earnings (loss) per common share is computed using income (loss) available to common shareholders divided by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed using income (loss) available to common shareholders adjusted for anticipated interest savings, net of related taxes, on conversion of the Company's convertible subordinated debentures and the weighted average number of shares outstanding is adjusted for the potential impact of options, warrants and the convertible subordinated debentures where the effects are dilutive. Because operating results were a loss for the three- and six-month periods ended March 31, 2001 and for the three-month period ended March 31, 2000, basic and diluted loss per common share were the same.

    The following table discloses the reconciliation of numerators and denominators of the basic and diluted earnings (loss) per common share computation:

                                                                           FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                                                                 ENDED                           ENDED
                                                                                MARCH 31,                       MARCH 31,
                                                                               (UNAUDITED)                     (UNAUDITED)
                                                                         ------------------------        ------------------------
         COMPUTATION OF EARNINGS (LOSS) PER SHARE:                         2001            2000            2001            2000
         -----------------------------------------                       --------        --------        --------        --------
                                                                                      (As Restated)                    (As Restated)
                                                                                                                        (See Note 9)
         BASIC
         Earnings (loss) applicable to common shares .................   $ (4,025)       $   (326)       $(29,776)       $  3,997
                                                                         ========        ========        ========        ========
         Weighted average number of common shares
           outstanding during the period .............................     24,509          22,673          24,492          22,326
                                                                         ========        ========        ========        ========

         Basic earnings (loss) per common share:
           Net income (loss) .........................................   $  (0.16)       $  (0.01)       $  (1.22)       $   0.18
                                                                         ========        ========        ========        ========

         DILUTED
         Earnings (loss) applicable to common shares .................   $ (4,025)       $   (326)       $(29,776)       $  3,997
         Interest on 7% convertible debentures (net of tax) ..........         --              --              --              --
                                                                         --------        --------        --------        --------
         Earnings (loss) applicable for diluted earnings per share....   $ (4,025)       $   (326)       $(29,776)       $  3,997
                                                                         ========        ========        ========        ========
         Weighted average common shares used in calculating
           basic earnings (loss) per share ...........................     24,509          22,673          24,492          22,326
         Shares issuable upon exercise of stock options,
           warrants and escrowed shares ..............................         --              --              --              --
         Shares issued on conversion of 7% convertible
           debentures ................................................         --              --              --              --
                                                                         --------        --------        --------        --------
         Weighted average number of shares used in calculation
           of diluted earnings (loss) per share ......................     24,509          22,673          24,492          22,326
                                                                         ========        ========        ========        ========

         Diluted earnings (loss) per common share:
           Net income (loss) .........................................   $  (0.16)       $  (0.01)       $  (1.22)       $   0.18
                                                                         ========        ========        ========        ========


4.  DEBT:

    The Company's credit facility with a syndicate of banks was amended on June 28, 2000. The amended facility, co-led by National City Bank, acting as administrative agent, Bank of America, N.A., acting as documentation agent, and Bank of Montreal and Harris Trust and Savings Bank, acting as syndication agents, provides for loans and letters of credit of up to $435,000 (revolving notes and letters of credit $114,444, Term Loans A $143,056 and Term Loans B $177,500). The amendment amended the Company's credit facility dated September 23, 1999, as amended November 17, 1999; December 6, 1999; and December 7, 1999.

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

                                 RENT-WAY, INC.

               (all dollars in thousands, except per share data)


4.  DEBT, CONTINUED:

    As of March 31, 2001, the Company's credit facility debt under both the euro-rate option and base-rate option plans were as follows:


                       BORROWING OPTION PLAN         AMOUNT          RATE
                       ---------------------         ------          ----
           Base-rate............................   $175,900         11.00%
           Base-rate............................    134,472         10.25%
           Base-rate............................     50,631         10.25%
                                                   --------
                                                   $361,003
                                                   ========


5.  DERIVATIVE FINANCIAL INSTRUMENTS:

    At March 31, 2001, the Company had interest rate swaps in the notional amount of $184,000 and a fair market value of $(6.2).The variable pay interest rate ranges from 5.09% to 6.97%. The maturity dates run through August 2005.

    The Company's interest rate swaps do not meet the qualifications for hedge accounting treatment under Statement of Financial Accounting Standards ("SFAS") No. 133. The Company adopted SFAS No. 133 on October 1, 2000, and as a result, the fair value of the swaps was recorded as an asset in the amount of $2,510 with the offset to other comprehensive income. There was no tax impact to other comprehensive income resulting from the adoption, due to a full net deferred tax asset valuation allowance existing at September 30, 2000. The reduction to the deferred tax asset, net of liabilities of $979 was offset by a reduction to the deferred tax valuation allowance of $979 at adoption. The transition asset is being amortized into earnings over the remaining life of the interest rate swap agreements. For the quarter ended March 31, 2001, the Company's adverse change in the fair market value of the interest rate swap portfolio of $4,557 was charged to other expense in the Company's Consolidated Statements of Operations.

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

                                                     Other         Accumulated Other
                                                  Comprehensive      Comprehensive
                                                     Income             Income
                                                     ------             ------

         Net loss for the three months
              ended December 31, 2000               $(25,751)
         SFAS 133 Transition amount                    2,510            $2,510
         Amortization of SFAS 133
              Transition amount                         (216)             (216)
                                                    --------            ------
         Total for three months ended
              December 31, 2000                     $(23,457)           $2,294
                                                    --------            ------

         Net loss for the three months
              ended March 31, 2001                  $ (4,025)
         SFAS 133 Transition amount
         Amortization of SFAS 133
           Transition amount                        $   (216)           $ (216)
                                                    --------            ------
         Total for the six months ended
              March 31, 2001                        $(27,698)           $2,078
                                                    ========            ======

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

    The Company has purchased stop-loss coverage in order to limit its exposure to any significant levels of claims. Self-insurance reserves are accrued based upon the Company's estimates of the aggregate liability for uninsured claims incurred using certain actuarial assumptions followed in the insurance industry and the Company's historical experience. The Company has obtained letters of credit of $6,000 to guarantee the payment of future claims. The face value of the letters of credit approximates their market value at March 31, 2001.

    On February 5, 2001, as a result of the significant price drop in Rent-Way stock following disclosure of the accounting investigation (See Note 2), the Company made an additional cash contribution of $366 to the Rent-Way, Inc. 401(k) Retirement Savings Plan ("the Rent Way Plan") in order to restore a portion of the loss in value of Rent-Way stock held in participant accounts under the plan. The Company also committed to make additional contributions in future years to the extent Rent-Way stock price does not reach certain levels.

                                 RENT-WAY, INC.

                (all dollars in thousands, except per share data)


8.  INCOME TAXES:

    The Company recorded no tax benefit on its operating losses for the quarter ended March 31, 2001, due to the uncertainty of its realization. The deferred tax asset, net of liabilities increased from $10,050 at September 30, 2000, to $19,723 at March 31, 2001, for an increase of $1,501 and $8,172 for the quarters ended March 31, 2001 and December 31, 2000, respectively. A full valuation allowance has been provided against that net deferred tax asset.

9.  RESTATEMENT:

    The summary of the significant effects of the restatement of the Condensed Consolidated Statement of Operations reported on the Form 10-Q for the six months ended March 31, 2000, are as follows:

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (all dollars in thousands, except per share data)


                                                                               FOR THE SIX MONTHS ENDED
                                                                                     MARCH 31, 2000
                                                            --------------------------------------------------------------

                                                            (AS PREVIOUSLY REPORTED)                         (AS RESTATED)
                                                                  (UNAUDITED)          (ADJUSTMENTS)          (UNAUDITED)
                                                                  -----------          -------------          -----------

         REVENUES:
         Rental revenue ...............................            $ 247,004                    --             $ 247,004
         Other revenue ................................               42,796                    --                42,796
                                                                   ---------             ---------             ---------
              Total revenues ..........................              289,800                    --               289,800

         COSTS AND OPERATING EXPENSES:
         Depreciation and amortization:
           Rental merchandise .........................               67,476                 5,924                73,400
           Property and equipment .....................                7,587                 4,059                11,646
           Amortization of goodwill ...................                6,537                    99                 6,636
         Salaries and wages ...........................               71,305                   680                71,985
         Advertising ..................................               11,491                (3,193)                8,298
         Occupancy ....................................               21,289                 2,045                23,334
         Other operating expenses .....................               56,322                17,123                73,445
                                                                   ---------             ---------             ---------
              Total costs and operating expenses ......              242,007                26,737               268,744
                                                                   ---------             ---------             ---------
              Operating income ........................               47,793               (26,737)               21,056

         OTHER INCOME (EXPENSE):
         Interest expense .............................              (12,974)                 (805)              (13,779)
         Equity in loss of subsidiary .................                 (197)                 (376)                 (573)
         Interest income ..............................                   84                    (6)                   78
         Other income (expense), net ..................                 (198)                   17                  (181)
                                                                   ---------             ---------             ---------
                Income before income taxes ............               34,508               (27,907)                6,601
         Income tax expense ...........................               13,450               (10,846)                2,604
                                                                   ---------             ---------             ---------
         Net income ...................................            $  21,058             $ (17,061)            $   3,997
                                                                   =========             =========             =========

         EARNINGS (LOSS) PER COMMON SHARE (SEE NOTE 2):
            Basic earnings per common share:
                Net income ............................            $    0.94                                   $    0.18
                                                                   =========                                   =========
            Diluted earnings per common share:
                Net income ............................            $    0.90                                   $    0.18
                                                                   =========                                   =========
            Weighted average common shares outstanding:
                Basic .................................               22,326                                      22,326
                                                                   =========                                   =========
                Diluted ...............................               23,834                                      22,326
                                                                   =========                                   =========


    Additional information regarding adjustments made in connection with the restatement of the Company's Condensed Consolidated Statements of operations for the six months ended March 31, 2000, is contained in the Company's Annual Report on Form 10 K/A for the year ended September 30, 2000.

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

                                                      Household
                                                       Rental          Prepaid Telephone
         For the three months ended March 31, 2001     Segment               Service          Total Segments
         -----------------------------------------     -------               -------          --------------
         Total revenue ..........................     $ 165,776             $   9,192            $ 174,968
                                                      =========             =========            =========
         Operating income (loss).................     $  10,830             $     800            $  11,630
                                                      =========             =========            =========
         Net income (loss) ......................     $  (4,714)            $     689            $  (4,025)
                                                      =========             =========            =========

                                                      Household
                                                       Rental          Prepaid Telephone
         For the six months ended March 31, 2001       Segment               Service          Total Segments
         ---------------------------------------       -------               -------          --------------
         Total revenue ..........................     $ 316,331             $  17,374            $ 333,705
                                                      =========             =========            =========
         Operating income (loss).................     $     105             $     851            $     956
                                                      =========             =========            =========
         Net income (loss) ......................     $ (30,441)            $     665            $ (29,776)
                                                      =========             =========            =========

         Total Assets ...........................     $ 726,118             $   5,279            $ 731,397
                                                      =========             =========            =========


     Intercompany revenues between Rent-Way and DPI have been eliminated in the consolidated financial statements. These revenues were $0.5 million for the three months ended March 31, 2001, and $1.0 million for the six months ended March 31, 2001.

11.  RECENT ACCOUNTING PRONOUNCEMENTS:

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

     In June 2001, FASB issued Statement of Financial Accounting Standard No. 143 "Accounting for Asset Retirement Obligations ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently evaluating the provisions of this statement.

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

                                 RENT-WAY, INC.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITIONS AND RESULTS OF OPERATIONS
                           (all dollars in thousands)


    The Company has determined that its unaudited financial statements as of and for the period ended March 31, 2000, were inaccurate and require restatement. These inaccuracies and required restatements are discussed at Notes 2 and 9 of the notes to the Company's unaudited financial statements included in this report and in the Company's Annual Report on Form 10 K/A for the fiscal year ended September 30, 2000. This Management's Discussion and Analysis of Financial Condition and Results of Operations for the periods ended March 31, 2001 and 2000 reflects the restatement of the Company's previously reported financial results for the period ended March 31, 2000.

OVERVIEW

    Rent-Way is the second largest operator in the rental purchase industry with 1,130 stores located in 42 states as of August 22, 2001. The Company offers quality brand name home entertainment equipment, computers, furniture, appliances, and jewelry to customers under full-service rental-purchase agreements that generally allow the customer to obtain ownership of the merchandise at the conclusion of an agreed upon rental period. The Company also provides prepaid local phone service to consumers on a monthly basis through its majority-owned subsidiary, dPi Teleconnect, L.L.C. ("DPI").

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain items from the Company's unaudited Condensed Consolidated Statements of Operations, expressed as a percentage of revenues.


                                                                      THREE MONTHS                          SIX MONTHS
                                                                     ENDED MARCH 31                       ENDED MARCH 31
                                                               ---------------------------------------------------------------
                                                                2001               2000               2001               2000
                                                               ---------------------------------------------------------------
                                                                               (As Restated)                        (As Restated)
                                                                                                                     (See Note 9)
         REVENUES:
           Rental revenue ...........................           80.6%              85.3%              80.7%              85.2%
           Prepaid phone service revenue ............            5.3                 --                5.2                 --
           Other revenue ............................           14.1               14.7               14.1               14.8
                                                               -----              -----              -----              -----
              Total revenues ........................          100.0              100.0              100.0              100.0

         COSTS AND OPERATING EXPENSES:
         Depreciation and amortization
           Rental merchandise .......................           30.0               26.7               29.6               25.3
           Property and equipment ...................            4.6                4.3                4.6                4.0
           Amortization of goodwill .................            2.1                2.3                2.2                2.3
                                                               -----              -----              -----              -----
              Total depreciation and amortization....           36.7               33.3               36.4               31.6
         Cost of prepaid phone service ..............            2.9                 --                3.0                 --
         Salaries and wages .........................           22.5               24.3               24.3               24.8
         Advertising ................................            1.0                3.0                3.9                2.9
         Occupancy ..................................            7.1                8.2                7.4                8.1
         Other operating expenses ...................           23.1               26.2               24.6               25.3
                                                               -----              -----              -----              -----
              Total costs and operating expenses.....           93.4               95.0               99.7               92.7
                                                               -----              -----              -----              -----
              Operating income ......................            6.6                5.0                0.3                7.3
         Interest expense ...........................           (6.4)              (5.0)              (6.6)              (4.8)
         Equity in loss of subsidiary ...............             --               (0.4)                --               (0.2)
         Interest income ............................             --                 --                 --                 --
         Other income ...............................           (2.6)                --               (2.7)              (0.1)
                                                               -----              -----              -----              -----
              Income before income taxes ............           (2.3)              (0.3)              (8.9)               2.3
         Income tax expense (benefit) ...............             --               (0.1)                --                0.9
                                                               -----              -----              -----              -----
         Net Income (loss) ..........................           (2.3)%             (0.2)%             (8.9)%              1.4%
                                                               =====              =====              =====              =====


COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (AS RESTATED)

    Total revenues. Total revenues increased $26.1 million, or 17.5%, to $175.0 million from $148.9 million. The increase is attributable to the addition of DPI revenue, the inclusion of a partial year's operations for the stores acquired and opened in fiscal 2000 and 2001, and increased same store revenues offset by the revenue lost from stores closed. DPI revenue accounted for $9.2 million, or 35.2%, of the increase. Stores opened in fiscal 2000 and 2001 accounted for $9.2 million, or 35.2%, of the increase. The Company's same stores accounted for $9.6 million, or 36.8%, of the increase. Stores acquired in 2000 and 2001 accounted for $2.3 million, or 8.8%, of the increase. These increases were offset by a $4.2 million loss in revenue that resulted from stores closed. Same store revenues increased 7.0%. This increase in same store revenues is due in part to Gateway computers and prepaid phone service added to the Company's line of products and services during fiscal 2000. Management believes opportunities exist to provide additional non-traditional merchandise and services to its customers.

    Depreciation and Amortization. Depreciation expense related to rental merchandise increased to 30% as a percentage of total revenues from 26.7%. This increase was primarily due to the depreciation expense related to Gateway computers. These computers were added to the Company's product line in June 2000 and are depreciated on a straight-line basis.

    Depreciation expense related to property and equipment increased to 4.6% as a percentage of total revenues from 4.3%. This increase is primarily due to the build-outs for new stores and remodels of acquired stores since March 31, 2000.

    Amortization of goodwill decreased to 2.1% as a percentage of total revenues from 2.3%. This decrease is primarily a function of higher revenues.

    Cost of Prepaid Phone Service. The cost of prepaid phone service was $5 million or 2.9% of total revenues in fiscal year 2001. The Company began consolidating DPI when it achieved majority ownership during the third quarter of fiscal 2000.

    Salaries and Wages. Salaries and wages increased by $3.2 million to $39.4 million from $36.2 million, primarily due to the addition of acquired stores during fiscal 2000, the new stores that opened after the March quarter of fiscal year 2000 and fiscal year-to-date 2001, and DPI's salary and wage expense. Salaries and wages decreased to 22.5% as a percentage of total revenues from 24.3%.

    Advertising. Advertising expense decreased from $4.5 million to $1.8 million or 1% of total revenues. This was primarily because the Company spent heavily in the fall season (1st quarter) and then reduced advertising during the following quarters of fiscal 2001.

    Occupancy. Occupancy expense increased to $12.5 million from $12.2 million primarily due to the acquisition of stores during the second half of fiscal 2000 and new stores that opened after the March quarter of fiscal year 2000 and fiscal year-to-date 2001.

    Other Operating Expense. Other operating expense increased by $1.4 million and decreased to 23.1% as a percentage of total revenues from 26.2%. This decrease in percentage terms is primarily a function of higher revenues leveraging more fixed-type of costs.

    During the second quarter of fiscal 2001, accounting fees, legal fees and consulting fees related to the investigation, shareholder litigation and the audit were $2.9 million.

    Interest Expense. Interest expense increased from 5.0% to 6.4% as a percentage of total revenues. This increase is due to in increased debt from the prior year and the higher effective interest rate that is being paid due to the existence of covenant defaults under the Company's bank credit facility. The increase in debt was primarily for store acquisitions/openings, the launching of the Gateway program and funding operating losses.

    Other Expense. Other expense increased to $4.5 million in the second quarter of fiscal year 2001, primarily as a result of an adverse change in the fair market value of the interest swap portfolio resulting in an expense of $4.2 million

    Income Tax Expense. During the second quarter of fiscal 2001, the Company recorded no income tax benefit related to the operating losses due to the uncertainty of its realization. The increase to the deferred tax asset, net of liabilities was $1.5 million for the quarter which was offset by a full valuation allowance.

    Net Loss. Net loss increased $3.7 million in the period as a result of the factors described above.

COMPARISON OF SIX MONTHS ENDED MARCH 31, 2001 AND 2000 (AS RESTATED)

    Total revenues. Total revenues increased $43.9 million, or 15.2%, to $333.7 million from $289.8 million. The increase is attributable to the addition of DPI revenue, the inclusion of a partial year's operations for the stores acquired and opened in fiscal 2000 and 2001, and increased same store revenues offset by the revenue lost from stores closed. DPI revenue accounted for $17.4 million, or 39.6%, of the increase. Stores opened in fiscal 2000 and 2001 accounted for $16.7 million, or 38.0%, of the increase. The Company's same stores accounted for $13.8 million, or 31.7%, of the increase. Stores acquired in 2000 and 2001 accounted for $4.3 million, or 9.8%, of the increase. These increases were offset by an $8.3 million loss in revenue that resulted from stores closed.
Same store revenues increased

5.4%. This increase in same store revenues is due in part to Gateway computers and prepaid phone service added to the Company's line of products and services during fiscal 2000. Management believes opportunities exist to provide additional non-traditional merchandise and services to its customers.

    Depreciation and amortization. Depreciation expense related to rental merchandise increased to 29.6% as a percentage of total revenues from 25.3%. This increase is primarily due to the depreciation expense related to Gateway computers. These computers were added to the Company's product line in June 2000 and are depreciated on a straight-line basis.

    Depreciation expense related to property and equipment increased to 4.6% as a percentage of total revenues from 4%. This increase is primarily due to the build-outs for new stores and remodels for acquired stores since March 31, 2000.

    Amortization of goodwill decreased to 2.2% as a percentage of total revenues from 2.3%. It increased by $.7 million due primarily to the 24 stores acquired after the first quarter of fiscal year 2000. This decrease in percentage terms is primarily a function of higher revenues.

    Cost of prepaid phone service was $10 million or 3% of total revenues The Company began consolidating DPI when it achieved majority ownership during the third quarter of fiscal 2000.

    Salaries and Wages. Salaries and wages increased by $9.0 million to $81.0 million from $72.0 million primarily due to the addition of acquisition stores during fiscal 2000, the new stores that opened during fiscal year 2000 and fiscal year-to-date 2001, and DPI's salary and wage expense. Salaries and wages decreased to 24.3% as a percentage of total revenues from 24.8%.

    Advertising. Advertising expense increased from $8.3 million to $13.2 million primarily due to the roll-out of the Gateway program, the opening of new stores during the period, and television production costs for the fall 2000 campaign.

    Occupancy. Occupancy expense increased to $24.7 million from $23.3 million. This was due to the acquisitions that occurred during the last 6 months of fiscal 2000, the new stores that have opened during the last 12 months, and lease terminations for stores during the first 6 months of fiscal 2001. Occupancy expense decreased to 7.4% as a percentage of total revenues from 8.1%.

    Other Operating Expense. Other operating expense increased by $8.6 million to $82.0 million from $73.4 million. This increase is primarily due to higher rental merchandise losses, health and disability insurance costs, utility costs, accounting fees, legal fees and consulting fees. It increased to 24.6% as a percentage of total revenues from 25.3%.

    For the first six months of fiscal 2001, accounting fees, legal fees and consulting fees related to the audit and investigation were $3.9 million.

    Interest Expense. Interest expense increased from 4.8% to 6.6%. This increase is due to the increased debt levels and the higher effective interest rate that is being paid due to the existence of covenant defaults under the Company's bank credit agreement and $.5 million in forbearance fee expenses. The increase in debt was primarily for store acquisitions/openings, the launching of the Gateway program and funding operating losses.

    Other Expense. Other expense increased to $8.9 million in fiscal 2001 primarily as a result of an adverse change in the fair market value of the interest swap portfolio, which resulted in an expense of $8.9 million being recorded.

    Income Tax Expense. During fiscal 2001, the Company recorded no income tax benefit related to the operating losses in 2001 due to the uncertainty of its realization. The increase to the deferred tax asset, net of liabilities, for the six months ended March 31, 2001, was $9.7 million, which was offset by a full valuation allowance.

    Net Loss. A net loss of $29.8 million was incurred in the period as a result of the factors described above compared to net income in the same period last year of $4.0 million.

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

    For the six months ended March 31, 2001 operations provided $45.1 million compared to operations using $23.3 million for the six months ended March 31, 2000. In the fiscal 2001 period, depreciation and amortization provided $121.8 million, utilization of deposits with vendors provided $29.0 million, and income tax refunds provided $12.0 million offset by a net loss of $29.8 million, the purchase of rental merchandise of $105.7 million, and the reduction of accounts payable of $8.0 million. In the fiscal 2000 period, cash was used primarily to purchase rental merchandise of $121.1 million offset by net income of $4.0 million and depreciation and amortization of $91.9 million.

    Net cash used in investing activities was $6.7 million for the six months ended March 31, 2001, compared to $23.0 million used in investing activities for the six months ended March 31, 2000. In the fiscal 2001 period, the purchase of property and equipment accounted for $7.3 million offset by sale proceeds from store sales of $0.9 million. In the fiscal 2000 period, the purchase of businesses accounted for $9.9 million and the purchase of property and equipment accounted for $13.0 million.

    Financing activities used $30.8 million for the six months ended March 31, 2001 to pay down bank borrowings by $31.2 million as compared to the six months ended March 31, 2000 when the Company borrowed $43.5 million for the purchase of rental merchandise, property and equipment, and new store openings.

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

    During the six months ended March 31, 2001, the cost of rental merchandise, energy costs, store lease rental expense and salaries and wages has increased modestly. These increases have not had a significant effect on the Company's results of operations because the Company has been able to charge commensurately higher rental for its merchandise. This trend is expected to continue in the foreseeable future.

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

    As a result of the Company being in default under its credit agreement and not having a policy in place, it could not effectively hedge its interest rate swaps and, therefore, did not qualify for hedge accounting treatment. As a result of adopting SFAS No. 133 and in accordance with the transition provisions, the Company recorded a gain of $2.5 million to accumulated comprehensive income. The transition amount will be amortized into earnings over the remaining term of the interest rate swaps of 3 to 5 years. There was no tax impact to other comprehensive income resulting from this charge as the net deferred tax asset was reduced by $979 with an offsetting reduction to the deferred tax valuation allowance of $979.

    During the quarter, the Company recorded the ineffectiveness related to cash flow hedges to other expense. This increased other expense by $4.6 million.

    Once its credit agreement is amended, the Company will assess on an on-going basis whether to adopt hedge accounting treatment for its interest rate swaps.

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

     In June 2001, FASB issued Statement of Financial Accounting Standard No. 143 "Accounting for Asset Retirement Obligations ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently evaluating the provisions of this statement.

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

     A wide range of factors could materially affect future developments and performance. A list of such factors is set forth in the Company's Annual Report on Form 10 K/A for the year ended September 30, 2000, under the heading "Cautionary Statement Regarding Forward Looking Statements and Future Prospects."

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's major market risk exposure is primarily due to possible fluctuations in interest rates. As of March 31, 2001, the Company had $361.0 million in loans with floating interest rates indexed to current LIBOR and prime rates. Because the floating rates expose the Company to the risk of increased interest cost if interest rates rise, the Company began a policy in 1998 of managing interest rate risk by utilizing interest rate swap agreements to convert a portion of the floating interest rate loans to fixed interest rates. As of March 31, 2001, the Company has $184.0 million in interest rate swap agreements that lock in a LIBOR rate ranging from 5.09% to 6.97%. This effectively fixes the interest rate on $184.0 million of loans, thus hedging this risk. These interest rate swap agreements have maturities ranging from 2002 to 2005. The market value of the interest rate swaps will be negatively impacted by falling interest rates and/or a flattening of the yield curve.

    Given the Company's current capital structure, including interest rate swap agreements, there is $173 million, or 47.9% of the Company's total debt, in floating rate loans. A hypothetical 1.0% change in the LIBOR rate would affect pre-tax earnings by approximately $1.8 million.

    The Company does not enter into derivative financial instruments for trading or speculative purposes. The interest rate swap agreements are entered into with major financial institutions thereby minimizing the risk of credit loss.

PART II--OTHER INFORMATION

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

SECURITIES LITIGATION

    As of August 1, 2001, Rent-Way has been served with twelve complaints in purported class action lawsuits filed in or transferred to the U.S. District Court for the Western District of Pennsylvania. The complaints allege that, among other things, as a result of accounting irregularities, the Company's previously issued financial statements were materially false and misleading thus constituting violations of federal securities laws by the Company and by certain officers. The actions allege that the defendants violated Sections 10(b) and/or
Section 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. The actions seek damages in unspecified amounts. The actions purport to be brought on behalf of purchasers of the Company's common stock during various periods, all of which fall between January 18, 2000, and October 30, 2000. The District Court has ordered that the actions be consolidated and on March 9, 2001, appointed Cramer Rosenthal McGlynn, LLC, an investment advisor that purchased the Company's common stock for the accounts of its clients to serve as lead plaintiff and the firm of Gold, Bennett, Cera & Sidener LLP to serve as lead counsel. The lead plaintiff must file a consolidated complaint within 20 days of the filing of the Company's amended Annual Report on Form 10 K/A for the 2000 fiscal year.. Rent-Way is currently evaluating these claims and possible defenses thereto. Additional purported class action lawsuits similar to those described above may be filed, and the existing complaints may be amended to increase the purported class.

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

                                 RENT-WAY, INC.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    As a result of the accounting matters described herein, the Company became in default of several of the covenants contained in its bank credit facility including, without limitation, the covenants regarding maximum leverage ratio, minimum interest coverage ratio, minimum net worth, fixed charge coverage ratio, and rental merchandise usage and the covenants regarding delivery of monthly, quarterly and annual financial statements of the Company and is now operating under a forbearance agreement with its bank lender which expires on October 5, 2001. Currently, the Company's ability to borrow funds is limited. The Company is in negotiations with its bank lenders to obtain an amended credit facility that will provide the company with sufficient borrowing capacity and revised loan covenants. There can be now assurance that the company will be successful in negotiating an amended credit facility. If the Company cannot obtain an amended credit facility on acceptable terms, its financial condition and results of operations would be materially adversely affected.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


       a.  EXHIBITS

           None.

       b.  REPORTS ON FORM 8-K


           The Company filed the following reports on Form 8-K in the quarter ended March 31, 2001:

            (1) Form 8-K dated January 17, 2001, filing a press release regarding the status of the Company's Form 10-K for the 2000 fiscal year.

            (2) Form 8-K dated February 5, 2001, filing a press release regarding an upcoming conference call for investors.

            (3) Form 8-K dated February 5, 2001, filing a press release regarding the Company's expected fiscal 2001 financial results.

            (4) Form 8-K dated February 15, 2001, filing a press release regarding the status of the Company's Form 10-K for the 2000 fiscal year.

            (5) Form 8-K dated March 22, 2001, filing a press release regarding an upcoming conference call for investors.

            (6) Form 8-K dated March 26, 2001, filing a press release regarding the status of the Company's Form 10-K for the 2000 fiscal year and related matters.

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