Form 10-Q
period 2001-06-30
RENT WAY INC
filed 2001-08-24
CIK 893046

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  ------------


                                    FORM 10-Q


                                  ------------


(Mark One)

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

  [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


                                  ------------


                         Commission File Number 0-22026

                                 RENT-WAY, INC.
             (Exact name of registrant as specified in its charter)


                                  ------------

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

Yes                         No      X
    -------------              ------------


        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                      Outstanding as of August 20, 2001
       ----------------                ---------------------------------
         Common Stock                               24,509,979



================================================================================

                                 RENT-WAY, INC.

                                                                                                                  PAGE
                                                                                                                  ----
PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                  Condensed Consolidated Balance Sheets as of June 30, 2001 (unaudited)
                  and September 30, 2000.......................................................................... 3

                  Condensed Consolidated Statements of Operations, three and nine months ended June 30, 2001 and 2000 (unaudited)........................................................ 4

                  Condensed Consolidated Statements of Cash Flows, nine months ended
                  June 30, 2001 and 2000 (unaudited).............................................................. 5

                  Notes to Condensed Consolidated Financial Statements (unaudited)...............................  6

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations............................................... 12

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk..................................... 16

PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings...............................................................................18

         Item 5.  Defaults on Senior Securities...................................................................19

         Item 6.  Exhibits and Reports on Form 8-K................................................................19

         Signatures...............................................................................................20

                                 RENT-WAY, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                           (all dollars in thousands)

                                                                              JUNE 30,           SEPTEMBER 30,
                                                                                2001                  2000
                                                                             ---------           -------------
                                                                            (unaudited)
ASSETS

Cash and cash equivalents                                                    $ 13,691              $ 10,654
Prepaid expenses                                                               10,093                13,997
Income tax receivable                                                           8,623                20,607
Rental merchandise, net                                                       258,610               282,052
Rental merchandise deposit                                                      2,672                33,289
Deferred tax asset, net                                                            --                    --
Property and equipment, net                                                    78,007                78,408
Goodwill, net                                                                 296,833               307,690
Deferred financing costs, net                                                   4,577                 5,068
Non-compete and prepaid consulting fees, net                                    1,984                 3,236
Other assets                                                                    6,522                11,310
                                                                             --------              --------
        Total assets                                                         $681,612              $766,311
                                                                             ========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable                                                             $ 16,643              $ 42,750
Other liabilities                                                              89,610                67,887
Debt                                                                          343,937               387,852
                                                                             --------              --------
        Total liabilities                                                     450,190               498,489

Contingencies (See Note 7)                                                         --                    --

SHAREHOLDERS' EQUITY:

Preferred stock, without par value; 1,000,000 shares authorized;
     no shares issued and outstanding                                              --                    --
Common stock, without par value; 50,000,000 shares
     Authorized 24,509,979 and 24,331,000 shares issued and
     outstanding for 2001 and 2000, respectively                              295,610               295,185
Loans to shareholders                                                            (904)                 (690)
Accumulated other comprehensive income                                          1,862                    --
Retained earnings                                                             (65,146)              (26,673)
                                                                             --------              --------
        Total shareholders' equity                                            231,422               267,822
                                                                             --------              --------
        Total liabilities and shareholders' equity                           $681,612              $766,311
                                                                             ========              ========



   The accompanying notes are an integral part of these financial statements.

                                 RENT-WAY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (all dollars in thousands, except per share data)

                                                             FOR THE THREE MONTHS ENDED                FOR THE NINE MONTHS ENDED
                                                                      JUNE 30,                                 JUNE 30,
                                                             2001                2000                2001               2000
                                                             ----                ----                ----               ----
                                                          (unaudited)         (unaudited)         (unaudited)         (unaudited)
                                                                             (As Restated)                           (As Restated)
                                                                                                                      (See Note 9)
REVENUES:
Rental revenue                                              $133,583            $126,671            $402,920            $373,676
Phone service revenue                                          8,942               3,081              26,316               3,081
Other revenue                                                 22,454              21,160              69,448              63,955
                                                            --------            --------            --------            --------
       Total revenues                                        164,979             150,912             498,684             440,712

COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
    Rental merchandise                                        52,437              39,428             151,228             112,828
    Property and equipment                                     7,829               6,988              23,477              18,634
    Amortization of goodwill and other intangibles             3,667               3,564              11,002              10,200
Cost of prepaid phone service                                  4,609               2,415              14,660               2,415
Salaries and wages                                            39,005              38,012             119,977             109,997
Advertising                                                    3,855               2,517              17,036              10,815
Occupancy                                                     11,462              11,331              36,195              34,665
Other operating expenses                                      39,734              39,791             121,772             113,236
                                                            --------            --------            --------            --------
        Total costs and operating expenses                   162,598             144,046             495,347             412,790
                                                            --------            --------            --------            --------
        Operating income                                       2,381               6,866               3,337              27,922

OTHER INCOME (EXPENSE):
Interest expense                                             (10,909)             (7,406)            (32,900)            (21,185)
Equity in loss of subsidiary                                      --                  --                  --                (573)
Interest income                                                   58                  37                 180                 115
Other income (expense), net                                     (227)                 30              (9,090)               (151)
                                                            --------            --------            --------            --------
       Income before income taxes                             (8,697)               (473)            (38,473)              6,128
Income tax expense                                                --                (162)                 --               2,442
                                                            --------            --------            --------            --------
Net income                                                  $ (8,697)           $   (311)           $(38,473)           $  3,686
                                                            =========           ========            ========            ========

EARNINGS PER COMMON SHARE (NOTE 3):
Basic earnings per common share:
     Net income                                             $  (0.35)          $   (0.01)          $   (1.57)           $   0.16
                                                            ========           =========           =========            ========

Diluted earnings per common share:
     Net income                                             $  (0.35)          $   (0.01)          $   (1.57)           $   0.16
                                                            ========           =========           =========            ========

Weighted average common shares outstanding:
     Basic                                                    24,510              23,984              24,498              22,932
                                                            ========           =========           =========            ========
     Diluted                                                  24,510              23,984              24,498              22,932
                                                            ========           =========           =========            ========

    The accompanying notes are an integral part of these financial statements

                                 RENT-WAY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (all dollars in thousands)

                                                                                       FOR THE NINE MONTHS ENDED
                                                                                               JUNE 30,
                                                                                      2001                    2000
                                                                                    ----------            -----------
                                                                                   (unaudited)            (unaudited)
                                                                                                         (As Restated)
                                                                                                          (See Note 9)
OPERATING ACTIVITIES:
Net income (loss)                                                                   $ (38,473)            $   3,686
Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                                     185,803               142,145
    Deferred income taxes                                                                  --                 2,405
    Write-off of property and equipment                                                 1,186                 3,174
    Gain or loss on sale of assets                                                       (316)                   --
Changes in assets and liabilities:
    Prepaid expenses                                                                    3,904                (3,624)
    Rental merchandise                                                               (128,534)             (174,289)
    Rental merchandise deposits and credits due from vendors                           30,617                    --
    Income tax receivable                                                              11,984                (5,018)
    Other assets                                                                        6,258                  (335)
    Accounts payable                                                                  (29,735)               (4,190)
    Income taxes payable                                                                   --                    --
    Other liabilities                                                                  17,641                10,786
                                                                                    ---------             ---------
                     Net cash provided by (used in) operating activities               60,335               (25,260)

INVESTING ACTIVITIES:
    Purchase of businesses, net of cash acquired                                         (658)              (11,153)
    Purchases of property and equipment                                                (8,479)              (25,546)
    Proceeds from sale of assets                                                        3,779                    --
                                                                                    ---------             ---------
                  Net cash used in investing activities                                (5,358)              (36,699)

FINANCING ACTIVITIES:
    Proceeds from borrowings                                                          369,720               313,172
    Payments on borrowings including early extinguishment                            (425,247)             (271,951)
    Book overdraft                                                                      3,628                13,256
    Deferred finance costs                                                               (252)               (2,749)
    Proceeds from common stock issuance                                                   425                 6,031
    Interest on loans to directors                                                        (55)                   --
    Loan to director                                                                     (159)                   --
    Issuance of common stock to Gateway                                                    --                 7,000
    Purchase of common stock                                                               --                   (94)
    Payment of loans by directors                                                          --                   140
                                                                                    ---------             ---------
                  Net cash provided by (used in) financing activities                 (51,940)               64,805
                                                                                    ---------             ---------
                  Increase (decrease) in cash                                           3,037                 2,846

Cash at beginning of period                                                            10,654                 8,646
                                                                                    ---------             ---------

Cash at end of period                                                               $  13,691             $  11,492
                                                                                    =========             =========

Supplemental disclosure of noncash financing activity:
    Common stock issued to extinguish debt                                          $      --             $  20,000
                                                                                    =========             =========
    Purchase of Gateway exclusivity agreement                                       $      --             $   2,038
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

2.   RESTATEMENTS:

     Prior to the issuance of Rent-Way, Inc., and subsidiaries (the "Company" or "Rent-Way") consolidated financial statements as of and for the year ended September 30, 2000, it was determined that the results reported in the Company's unaudited interim financial statements as of and for the periods ended December 31, 1999; March 31, 2000; and June 30, 2000, were misstated. The Audit Committee of the Board of Directors immediately instituted an investigation with the assistance of legal counsel and an accounting investigative team.

     After evaluating information revealed in the investigation and in preparation of its fiscal 2000 year-end financial statements, the Company has determined that accounting improprieties occurred in fiscal 2000, 1999 and 1998 that overstated assets and income and understated liabilities and expense. As a result, the Company has determined to restate previously reported fiscal 1999 and 1998 financial statements. Also, the quarterly financial data for fiscal year 1999 and for the interim periods ended December 31, 1999; March 31, 2000; and June 30, 2000, have been restated. The restated financial statements as of and for the three and nine months ended June 30, 2000, have been included in the condensed consolidated financial statements included herein.

     A summary of the effects of the restatement to the Statement of Operations for the nine month period ended June 30, 2000 is set forth in Note 9.

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

     The following table discloses the reconciliation of numerators and denominators of the basic and diluted earnings (loss) per common share computation:

                                                                     FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                                                            ENDED                         ENDED
                                                                          JUNE 30,                      JUNE 30,
                                                                         (UNAUDITED)                   (UNAUDITED)
                                                                   ------------------------       ----------------------
         COMPUTATION OF EARNINGS (LOSS) PER SHARE:                   2001            2000           2001          2000
         -----------------------------------------                 --------         -------       --------       -------
                                                                                 (As Restated)                (As Restated)
                                                                                                               (See Note 9)
         BASIC
         Earnings applicable to common shares.................     $ (8,697)        $  (311)      $(38,473)      $ 3,686
                                                                   ========         =======       ========       =======
         Weighted average number of common shares
           outstanding during the period .....................       24,510          23,984         24,498        22,932
                                                                   ========         =======       ========       =======
         Basic earnings per common share:
           Net income ........................................     $  (0.35)        $ (0.01)      $  (1.57)      $  0.16
                                                                   ========         =======       ========       =======
         DILUTED
         Earnings applicable to common shares.................     $ (8,697)        $  (311)      $(38,473)      $ 3,686
         Interest on 7% convertible debentures (net of tax)...           --              --             --            --
                                                                   --------         -------       --------       -------
         Earnings applicable for diluted earnings per share...     $ (8,697)        $  (311)      $(38,473)      $ 3,686
                                                                   ========         =======       ========       =======
         Weighted average number of common shares
           outstanding during the period used in basic
           calculation........................................       24,510          23,984         24,498        22,932
         Shares issuable upon exercise of stock options,
           warrants and escrowed shares ......................           --              --             --            --
         Shares issued on conversion of 7% convertible
           debentures ........................................           --              --             --            --
                                                                   --------         -------       --------       -------
         Weighted average number of shares used in
           calculation of diluted earnings per share..........       24,510          23,984         24,498        22,932
                                                                   ========         =======       ========       =======
         Earnings per common share:
           Net income ........................................     $  (0.35)        $ (0.01)      $  (1.57)      $  0.16
                                                                   ========         =======       ========       =======

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

     In November 2000 absent a waiver the Company would have failed to meet certain covenants in its bank credit agreements including financial covenants, monthly and quarterly financial reporting requirements and record keeping requirements. The Company obtained a waiver of these requirements conditioned on the non-occurrence of certain events. As a result of the Company's announcement in December 2000 of an increase in the total adjustments resulting from the accounting matters under investigation, the waiver expired by its terms, and the Company and its bank lenders entered into a forbearance agreement dated December 18, 2000. The forbearance agreement limited revolving credit loans to $91,124. The forbearance agreement was subsequently amended several times. The sixth amendment to the forbearance agreement, which expires on October 5, 2001, limits the maximum borrowings under the credit facility at $61,128. The Company is negotiating with its banks to amend its credit agreement.

                                 RENT-WAY, INC.

                (all dollars in thousands, except per share data)


4.   DEBT, CONTINUED:

     As of June 30, 2001, the Company's credit facility debt under both the euro-rate option and base-rate option plans were as follows:

                                   BORROWING OPTION PLAN                  AMOUNT         RATE
                                   ---------------------                  ------         ----
                  Base-rate......................................        $174,620        9.75%
                  Base-rate......................................         129,560        9.00%
                  Base-rate......................................          39,620        9.00%
                                                                         --------
                                                                         $343,800
                                                                         ========

5.   DERIVATIVE FINANCIAL INSTRUMENTS:

     At June 30, 2001, the Company had interest rate swaps in the notional amount of $183,800 and a fair market value of $(6.8) million. The variable pay interest rate ranges from 5.09% to 6.97%. The maturity dates run through August 2005.

     The Company's interest rate swaps do not meet the qualifications for hedge accounting treatment under SFAS No. 133. the Company adopted SFAS No. 133 on October 1, 2000. As a result, the fair value of the swaps was recorded as an asset in the amount of $2,510 with the offset to other comprehensive income. There was no tax impact to other comprehensive income resulting from the adoption, due to a full net deferred tax asset valuation allowance existing at September 30, 2000. The reduction to the deferred tax asset, net of liabilities of $979 was offset by a reduction to the deferred tax valuation allowance of $979 at adoption. The transition asset is being amortized into earnings over the remaining life of the interest rate swap agreements. For the quarter ended June 30, 2001, the Company's adverse change in the fair market value of the interest rate swap portfolio of $506 was charged to other expense in the Company's Consolidated Statements of Operations.

6.   COMPREHENSIVE INCOME:

     Comprehensive income encompasses net income and changes in the components of accumulated other comprehensive income not reflected in the Company's Consolidated Statements of Operations during the periods presented. Accumulated other comprehensive income consists of the transition asset recorded at the time of adoption of SFAS No. 133.

                                                                    Other               Accumulated Other
                                                                Comprehensive             Comprehensive
                                                                   Income                    Income
                                                                   ------                    ------
          Net loss for the three months
               ended December 31, 2000                           $(25,751)
          SFAS 133 Transition amount                                2,510                    $2,510

          Amortization of SFAS 133
               Transition amount                                     (216)                     (216)
                                                                 --------                    ------
          Total for three months ended December 31, 2000         $(23,457)                   $2,294
                                                                 --------                    ------
          Net loss for the three months
               ended March 31, 2001                              $ (4,025)

          Amortization of SFAS 133
               Transition amount                                     (216)                   $ (216)
                                                                 --------                    ------
          Total for the six months ended March 31, 2001          $(27,698)                    2,078
                                                                 --------                    ------
          Net loss for the three months
               ended June 30, 2001                                 (8,697)

          Amortization of SFAS 133
               Transition amount                                 $   (216)                   $ (216)
                                                                 --------                    ------
          Total for the nine months ended June 30, 2001          $(36,611)                   $1,862
                                                                 ========                    ======

                                 RENT-WAY, INC.

                (all dollars in thousands, except per share data)

7.   CONTINGENCIES

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

     The Company has purchased stop-loss coverage in order to limit its exposure to any significant levels of claims. Self-insurance reserves are accrued based upon the Company's estimates of the aggregate liability for uninsured claims incurred using certain actuarial assumptions followed in the insurance industry and the Company's historical experience. The Company has obtained letters of credit of $6,000 to guarantee the payment of future claims. The face value of the letters of credit approximates their market value at June 30, 2001.

     As a result of the significant price drop in Rent-Way stock following disclosure of the accounting irregularities (See Note 2), the Company has committed to make additional contributions to the Rent-Way, Inc. 401(k) Retirement Savings Plan (the "Rent-Way Plan") in the future to the extent the Rent-Way stock price does not reach certain levels. On February 5, 2001, the Company contributed $366 to the Rent-Way Plan.

8.   INCOME TAXES:

     The Company recorded no tax benefit on its operating losses for the quarter ended June 31, 2001, due to the uncertainty of its realization. The deferred tax asset, net of liabilities, increased from $10,050 at September 30, 2000, to $22,869 at June 30, 2001 for an increase of $3,146 for the quarter ended
June 30, 2001, and $12,819 for the nine months ended June 30, 2001. A full valuation allowance has been provided against that net deferred tax asset.

                                 RENT-WAY, INC.

                (all dollars in thousands, except per share data)

9.   RESTATEMENT:

     The summary of the significant effects of the restatement of the Condensed Consolidated Statement of Operations reported on the Form 10-Q for the quarter ended June 30, 2000, are as follows:

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (all dollars in thousands, except per share data)

                                                                                 FOR THE NINE MONTHS ENDED
                                                                                       JUNE 30, 2000
                                                              -------------------------------------------------------------
                                                              (AS PREVIOUSLY REPORTED)                      (AS RESTATED)
                                                                      (UNAUDITED)        (ADJUSTMENTS)       (UNAUDITED)
                                                                      ----------         ------------       -------------
                REVENUES:
                Rental revenue...................................      $373,676                 --             $373,676
                Prepaid phone service............................         4,256             (1,175)               3,081
                Other revenue....................................        63,955                 --               63,955
                                                                       --------           ---------            --------
                     Total revenues..............................       441,887             (1,175)             440,712

                COSTS AND OPERATING EXPENSES:
                Depreciation and amortization:
                  Rental merchandise.............................       103,180              9,648              112,828
                  Property and equipment.........................        11,797              6,837               18,634
                  Amortization of goodwill.......................         9,828                372               10,200
                Cost of prepaid phone service....................         2,657               (242)               2,415
                Salaries and wages...............................       108,918              1,079              109,997
                Advertising......................................        15,896             (5,081)              10,815
                Occupancy........................................        31,072              3,593               34,665
                Other operating expenses.........................        85,521             27,715              113,236
                                                                       --------           --------             --------
                     Total costs and operating expenses..........       368,869             43,921              412,790
                                                                       --------           --------             --------
                     Operating income (loss).....................        73,018            (45,096)              27,922

                OTHER INCOME (EXPENSE):
                Interest expense.................................       (19,973)            (1,212)             (21,185)
                Equity in loss of subsidiary.....................          (197)              (376)                (573)
                Interest income..................................           120                 (5)                 115
                Other income (expense), net......................          (175)                24                 (151)
                                                                       --------           --------             --------
                       Income (loss) before income taxes.........        52,793            (46,665)               6,128
                Income tax expense (benefit).....................        20,156            (17,714)               2,442
                                                                       --------           ---------            --------
                Net income (loss)................................      $ 32,637            (28,951)            $  3,686
                                                                       ========           ========             ========
                EARNINGS (LOSS) PER COMMON SHARE (SEE NOTE 2):
                   Basic earnings (loss) per common share:
                       Net income (loss).........................      $   1.42                                $   0.16
                                                                       ========                                ========
                   Diluted earnings (loss) per common share:
                       Net income (loss)........................       $   1.37                                $   0.16
                                                                       ========                                ========
                   Weighted average common shares outstanding:
                       Basic....................................         22,932                                  22,932
                                                                       ========                                ========
                       Diluted......................................     24,147                                  22,932
                                                                       ========                                ========

     Additional information regarding the adjustments made in connection with the restatement of the Company's Condensed Consolidated Statement of Operations for the nine months ended June 30, 2000 contained in the Company's Annual Report on Form 10 K/A for the year ended September 30, 2000.

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

     The financial results of the Company's segments follow the same accounting policies as described in "Summary of Significant Accounting Policies" (see Note
1) The information presented below does not include the results of the prepaid telephone service segment prior to January 4, 2000.

                                                               Household
                                                                Rental        Prepaid Telephone
               For the three months ended June 30, 2001         Segment            Service            Total Segments
               ----------------------------------------         -------            -------            --------------
               Total revenue...................                 $156,037           $ 8,942               $164,979
                                                                ========           =======               ========
               Operating income (loss).........                 $  1,363           $ 1,018               $  2,381
                                                                ========           =======               ========
               Net income (loss)...............                 $ (9,587)          $   890               $ (8,697)
                                                                =========          =======               ========

                                                               Household
                                                                Rental        Prepaid Telephone
               For the nine months ended June 30, 2001          Segment            Service            Total Segments
               ----------------------------------------         -------            -------            --------------
               Total revenue...................                 $472,368           $26,316               $498,684
                                                                ========           =======               ========
               Operating income (loss).........                 $  1,468           $ 1,869               $  3,337
                                                                ========           =======               ========
               Net income (loss)...............                 $(40,028)          $ 1,555               $(38,473)
                                                                ========           =======               ========
               Total Assets....................                 $675,266           $ 6,346               $681,612
                                                                ========           =======               ========

11.  RECENT ACCOUNTING PRONOUNCEMENTS:

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 requires the cessation of amortization of goodwill and other indefinite-lived intangibles on its balance sheet. Goodwill on the balance sheet must then be tested for impairment at least annually. The Company expects to early adopt SFAS 142 effective October 1, 2001, but has not determined the impact of adopting this statement.

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


12.  LIQUIDITY:

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In November 2000 absent a waiver, the Company would have failed to meet certain covenants in its bank credit facility including financial covenants, monthly and quarterly financial reporting requirements and record keeping requirements. The Company obtained a waiver of these requirements conditioned on the non-occurrence of certain events. As a result of the Company's announcement in December 2000 of an increase in the total adjustments resulting from the accounting matters under investigation (see Note 2), the waiver expired by its terms, and the Company and its bank lenders entered into a forbearance agreement dated December 18, 2000. The forbearance agreement limited revolving credit loans and letters of credit to $91,124. The forbearance agreement was subsequently amended several times. The fifth amendment to the forbearance agreement, which expires on October 5, 2001, limits the maximum borrowing under the Company's revolving portion of the credit facility to $61,128.

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

13.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

                                 RENT-WAY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS
                           (all dollars in thousands)

     The Company has determined that its unaudited financial statements as of and for the period ended June 30, 2000, were inaccurate and require restatement. These inaccuracies and required restatements are discussed at Notes 2 and 9 of the notes to the Company's unaudited financial statements included in this report and in the Company's Annual Report on Form 10 K/A for the fiscal year ended September 30, 2000. This Management's Discussion and Analysis of Financial Condition and Results of Operations for the periods ended June 30, 2000, and 2001 reflects the restatement of the Company's previously reported financial results for the period ended June 30, 2000.

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

                                                             FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                                      JUNE 30,                         JUNE 30,
                                                              2001             2000             2001             2000
                                                              ----             ----             ----             ----
                                                                           (As Restated)                     (As Restated)
                                                                                                             (See Note 9)
                                                                    (unaudited)                       (unaudited)
REVENUES:
Rental revenue                                                 81.0%            83.9%            80.8%            84.8%
Phone service revenue                                           5.4              2.2              5.3              0.7
Other revenues                                                 13.6             13.9             13.9             14.5
                                                              -----            -----            -----            -----
       Total revenues                                         100.0%           100.0%           100.0%           100.0%
COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
    Rental merchandise                                         31.8%            26.1%            30.3%            25.6
    Property and equipment                                      4.7              4.6              4.7              4.2
    Amortization of goodwill and other intangibles              2.2              2.4              2.2              2.3
Cost of prepaid phone service                                   2.8              1.6              2.9              0.5
Salaries and wages                                             23.6             25.2             24.1             25.0
Advertising                                                     2.3              1.7              3.4              2.5
Occupancy                                                       6.9              7.5              7.3              7.9
Other operating expenses                                       24.1             26.4             24.5             25.7
                                                              -----            -----            -----            -----
        Total costs and operating expenses                     98.6%            95.5%            99.3%            93.7
                                                              -----            -----            -----            -----
        Operating income                                        1.4%             4.5%             0.7%             6.3%
OTHER INCOME (EXPENSE):
Interest expense                                               (6.6)            (4.9)            (6.6)            (4.8)%
Equity in loss of subsidiary                                     --               --               --             (0.1)
Interest income                                                  --               --               --               --
Other income (expense), net                                    (0.1)              --             (1.8)              --
                                                              -----            -----            -----            -----
       Income before income taxes                              (5.3)%           (0.3)            (7.7)%            1.4%
       Income tax expense                                        --             (0.1)              --              0.6
                                                              -----            -----            -----            -----

Net income                                                     (5.3)%           (0.2)%           (7.7)%            0.8%
                                                              =====            =====            =====            =====

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2001 AND 2000 (AS RESTATED)

     Total Revenues. Total revenues increased by $14.1 million, or 9.3%, to $165.0 million from $150.9 million. The increase is attributable to the inclusion of a partial year's operations for the stores acquired and opened in fiscal 2000 and

2001, the addition of DPI revenue, and increased same store revenues offset by the revenue lost from stores closed. Stores opened in fiscal 2000 and 2001 accounted for $8.7 million, or 61.7%, of the increase. DPI revenue accounted for $5.8 million, or 41.1%, of the increase. The Company's same stores accounted for $2.3 million, or 16.3%, of the increase. Stores acquired in fiscal 2000 and 2001 accounted for $1.4 million, or 9.9%, of the increase. These increases were offset by a $4.1 million loss in revenue that resulted from stores closed or merged. Same store revenues increased 1.9%. This increase in same store revenues is due in part to Gateway computers and prepaid phone service added to the Company's line of products and services during fiscal 2000. Management believes opportunities exist to provide additional non-traditional merchandise and services to its customers.

     Depreciation and Amortization. Depreciation expense related to rental merchandise increased to 31.8% as a percentage of total revenues from 26.1%. This increase was primarily due to the depreciation expense related to Gateway computers. Gateway computers were added to the Company's product line in June 2000 and are depreciated on a straight-line basis.

     Depreciation expense related to property and equipment increased to 4.8% as a percentage of total revenues from 4.6%. This increase is primarily due to the build-outs for new stores and remodels of acquired stores since June 30, 2000.

     Amortization of goodwill decreased to 2.2% as a percentage of total revenues from 2.4%. This decrease is primarily a function of higher revenues.

     Cost of Prepaid Phone Service. The cost of prepaid phone service was $4.6 million or 2.8% of total revenues in fiscal year 2001 compared to $2.4 million or 1.6% in fiscal 2000. This increase is due to the growth of the DPI business segment.

     Salaries and Wages. Salaries and wages increased by $1.0 million to $39.0 million from $38.0 million, primarily due to the addition of acquired stores during fiscal 2000, new stores that opened after the June quarter of fiscal year 2000 and fiscal year-to-date 2001, and DPI's salary and wage expense. Salaries and wages decreased to 23.6% as a percentage of total revenues from 25.2%.

     Advertising. Advertising expense increased from $2.5 million to $3.9 million or 2.3% of total revenues. This was due to the use of radio advertising this quarter.

     Occupancy. Occupancy expense increased to $11.5 million from $11.3 million primarily due to the acquisition of stores during fiscal 2000 and new stores that opened after the June quarter of fiscal year 2000 and fiscal year-to-date 2000.

     Other Operating Expense. Other operating expense remained consistent between years and decreased to 24.1% as a percentage of total revenues from 26.4%. This decrease in percentage terms is primarily a function of higher revenues leveraging more fixed-type of costs and a reduction in costs.

     In addition, during the third quarter of fiscal 2001, accounting fees, legal fees and consulting fees related to the investigation, shareholder litigation and audit were $2.0 million.

     Interest Expense. Interest expense increased from 4.9% to 6.6%. This increase is due to increased debt from the prior year, higher effective interest rate due to the existence of covenant defaults under the Company's bank credit facility and $1.1 million in forbearance fee expenses. The increase in debt was primarily for store acquisitions/openings, the launching of the Gateway program and funding operating losses.

     Other Expense. Other expense increased in the third quarter of fiscal 2001. This is a result of an adverse change in the fair market of the interest swap portfolio resulting in an expense of $0.5 million.

     Income Tax Expense. For fiscal 2001, the Company recorded no income tax benefit related to the operating losses due to the uncertainty of its realization. The increase in the deferred tax asset, net of liabilities, was $3.1 million for the quarter which was offset by a full valuation allowance.

     Net Loss. A net loss of $8.7 million was incurred in the period as a result of the factors described above compared to a net loss in the same period last year of $0.3 million.

COMPARISON OF NINE MONTHS ENDED JUNE 30, 2001 AND 2000 (AS RESTATED)

     Total Revenues. Total revenues increased $58.0 million, or 13.2%, to $498.7 million from $440.7 million. The increase is attributable to the inclusion of a partial year's operations for the stores acquired and opened in fiscal 2000 and 2001, the addition of DPI revenue, and increased same store revenues offset by the revenue lost from stores closed.

Stores opened in fiscal 2000 and 2001 accounted for $26.3 million, or 45.3%, of the increase. DPI revenue accounted for $23.2 million, or 40.0%, of the increase. The Company's same stores accounted for $15.3 million, or 26.4%, of the increase. Stores acquired in fiscal 2000 and 2001 accounted for $5.8 million, or 10.0%, of the increase. These increases were offset by a $12.6 million loss in revenue that resulted from stores closed. Same store revenues increased 4.0%. This increase in same store revenues is due in part to Gateway computers and prepaid phone service added to the Company's line of products and services during fiscal 2000. Management believes opportunities exist to provide additional non-traditional merchandise and services to its customers.

     Depreciation and Amortization. Depreciation expense related to rental merchandise increased to 30.3% as a percentage of total revenues from 25.6%. This increase was primarily due to the depreciation expense related to Gateway computers. These computers were added to the Company's product line in June 2000 and are depreciated on a straight-line basis.

     Depreciation expense related to property and equipment increased to 4.7% as a percentage of total revenues from 4.2%. This increase is primarily due to the build-outs for new stores and remodels of acquired stores since June 30, 1999.

     Amortization of goodwill decreased to 2.2% as a percentage of total revenues from 2.3%. This decrease is primarily a function of higher revenues.

     Cost of Prepaid Phone Service. The cost of prepaid phone service was $14.7 million or 2.9% of total revenues during fiscal 2001. The costs have significantly increased during fiscal 2001 due to the acquisition of DPI during fiscal 2000 as well as the growth of the DPI business segment.

     Salaries and Wages. Salaries and wages increased by $10.0 million to $120.0 million from $110.0 million, primarily due to the addition of acquired stores during fiscal 2000, new stores that opened after the June quarter for fiscal year 2000 and fiscal year-to-date 2001, and DPI's salary and wage expense. Salaries and wages decreased to 24.1% as a percentage of total revenues from 25.0%.

     Advertising. Advertising expense increased from $10.8 million to $17.0 million or 3.4% of total revenues, primarily due to the roll-out of the Gateway program, the opening of new stores during the period, and television production costs for the fall campaign.

     Occupancy. Occupancy expense increased to $36.2 million from $34.7 million. This was due to the acquisitions that occurred during the last quarter of fiscal 2000, new stores that have opened during the last 12 months, and lease terminations for stores during the first 9 months of fiscal 2001. Occupancy expense decreased to 7.3% as a percentage of total revenues from 7.9%.

     Other Operating Expense. Other operating expense increased by $8.5 million and decreased to 24.5% as a percentage of total revenues from 25.7%. This decrease in percentage terms is primarily a function of higher revenues leveraging more fixed-type of costs. This increase in dollars is primarily due to higher rental merchandise losses, health and disability insurance costs, utility costs, accounting fees, legal fees and consulting fees.

     For the first nine months of fiscal 2001, accounting fees, legal fees and consulting fees related to the investigation were $ 5.9 million.

     Interest Expense. Interest expense increased from 4.8% to 6.6%. This increase is due to the increased debt levels, the higher effective interest rate due to the existence of covenant defaults under the Company's bank credit facility and forbearance fee expenses of $1.6 million. The increase in debt was primarily for store acquisitions and openings, the launching of the Gateway program and funding operating losses.

     Other Expense. Other expense increased to $9.1 million in fiscal year 2001. This is a result of an adverse change in the fair market value of the interest swap portfolio resulting in an expense of $9.3 million.

     Income Tax Expense. During fiscal 2001, the Company recorded no income tax benefit related to the operating losses due to the uncertainty of its realization. The increase to the deferred tax asset, net of liabilities for the nine months ended June 30, 2001, was $12.8 million which was offset with a full valuation allowance.

     Net Loss. A net loss of $38.5 million was incurred in the period as a result of the factors described above compared to net income in the same period last year of $3.7 million.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital requirements relate primarily to purchasing additional rental merchandise and replacing rental merchandise that has been sold or is no longer suitable for rent. As a result of the accounting matters described above, the Company became in default of several of the covenants contained in its bank credit facility and is now operating under a forbearance agreement with its bank lenders, which expires on October 5, 2001. Currently, the Company's ability to borrow funds is limited. The Company is in negotiations with its bank lenders to obtain an amended credit agreement that will provide the Company with sufficient borrowing capacity and revised loan covenants. There can be no assurance that the Company will be successful in negotiating an amended credit facility. If the Company cannot obtain an amended credit facility on acceptable terms, its financial condition and results of operation would be materially adversely affected.

     For the nine months ended June 31, 2001, the Company provided $60.3 million from operations compared to the use of $25.3 million for the nine months ended June 31, 2000. In the fiscal 2001 period, depreciation and amortization provided $185.8 million, utilization of deposits provided $30.6 million and income tax refunds provided $12.0 million offset by a net loss of $38.5 million, the purchase of rental merchandise of $128.5 million and the reduction of accounts payables by $29.7 million. In the fiscal 2000 period, cash was used to purchase rental merchandise of $174.3 million offset by net income of $3.7 million and depreciation and amortization of $142.1 million.

     Net cash used in investing activities for the nine months ended June 30, 2001, was $5.4 million compared to $36.7 million used for the nine months ended June 30, 2000. In the fiscal 2001 period, $8.5 million was used to purchase property and equipment offset by proceeds of $3.8 million from the sale of stores and other assets.

     Net cash used in financing activities was $51.9 million for the nine months ended June 31, 2001, compared to $64.8 million provided by the nine months ended June 30, 2000. In the fiscal 2001 period, the Company paid down bank borrowings by $51.9 million as compared to the fiscal 2000 period when the Company borrowed $54.5 million and had proceeds from the sale of common stock of $13.0 million.

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

     During the nine months ended June 30, 2001, the cost of rental merchandise, energy costs, store lease rental expense and salaries and wages has increased modestly. These increases have not had a significant effect on the Company's results of operations because the Company has been able to charge commensurately higher rental for its merchandise. This trend is expected to continue in the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS

     Effective October 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 requires that the Company record all derivatives on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company's credit agreement requires that it entered into interest rate swap agreements to mitigate or eliminate its interest rate risk as a result of its interest rates indexed to LIBOR and prime rates.

     As a result of the Company being in default under its credit facility, it could not effectively hedge its interest rate swaps and, therefore, did not qualify for hedge accounting treatment. As a result of adopting SFAS No. 133 and in accordance with the transition provisions, the Company recorded a gain of $2.5 million to accumulated other comprehensive income. The transition amount will be amortized into earnings over the remaining term of the interest rate swaps of 3 to 5 years. There was no tax impact to other comprehensive income resulting from this charge as the net deferred tax asset was reduced by $979 with an offsetting reduction to the deferred tax valuation allowance of $979.

     During the quarter, the Company recorded the ineffectiveness related to cash flow hedges to other expense. This increased other expense by $0.5 million.

     Once its credit agreement is amended, the Company will assess on an on-going basis whether to adopt hedge accounting treatment for its interest rate swaps.

     The Company does not enter into derivative instruments for speculative purposes.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 requires the cessation of amortization of goodwill and other indefinite-lived intangibles on its balance sheet. Goodwill on the balance sheet must then be tested for impairment at least annually. The Company expects to early adopt SFAS 142 effective October 1, 2001, but has not determined the impact of adopting this statement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's major market risk exposure is primarily due to possible fluctuations in interest rates. As of June 30, 2001, the Company had $343.8 million in loans with floating interest rates indexed to current LIBOR and prime rates. Because the floating rates expose the Company to the risk of increased interest cost if interest rates rise, the Company began a policy in 1998 of managing interest rate risk by utilizing interest rate swap agreements to convert a portion of the floating interest rate loans to fixed interest rates. As of June 30, 2001, the Company has $183.8 million in interest rate swap agreements that lock in a LIBOR rate ranging from 5.09% to 6.97%. This effectively fixes the interest rate on $183.8 million of loans, thus hedging this risk. These interest rate swap agreements have maturities ranging from 2002 to 2005. The market value of the interest rate swaps will be negatively impacted by falling interest rates and/or a flattening of the yield curve.

     Given the Company's current capital structure, including interest rate swap agreements, there is $160.0 million, or 46.5% of the Company's total debt, in floating rate loans. A hypothetical 1.0% change in the LIBOR rate would affect pre-tax earnings by approximately $1.6 million.

     The Company does not enter into derivative financial instruments for trading or speculative purposes. The interest rate swap agreements are entered into with major financial institutions thereby minimizing the risk of credit loss.

                                 RENT-WAY, INC.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

FEDERAL INVESTIGATIONS

     There are currently pending federal governmental investigations by the SEC and the United States Attorney involving the Company's financial reporting. Rent-Way is cooperating fully in these investigations. Also, as previously discussed, the law firms of Hodgson Russ LLP and Ross & Hardies have conducted an independent investigation of financial reporting issues. A joint interim attorneys' report regarding this investigation date June 19, 2001, has been conveyed to the board of directors and to management and was considered in connection with the preparation of the Company's quarterly financial statements and this report. The investigations are ongoing, and the Company cannot predict their outcomes. If Rent-Way were convicted of any crime or subjected to sanctions, substantial penalties, damages or other monetary remedies are assessed against Rent-Way, this could have a material adverse effect on the Company's results of operations and financial condition.

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

OTHER LITIGATION

     Rent-Way is also subject to litigation in the ordinary course of business. In the opinion of management, the ultimate outcome of any existing litigation, other than the investigations and the lawsuits described above, would not have a material adverse effect on the Company's financial condition or results and operations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     As a result of the accounting matters described, the Company became in default of several of the covenants contained in its bank credit facility including, without limitation herein, the covenants regarding maximum leverage ratio, minimum interest coverage ratio, minimum net worth, fixed charge coverage ratio, and rental merchandise usage and the covenants regarding delivery of monthly, quarterly and annual financial statements of the Company and is now operating under a forbearance agreement with its bank lender which expires on October 5, 2001. Currently, the Company's ability to borrow funds is limited. The Company is in negotiations with its bank lenders to obtain an amended credit facility that will provide the company with sufficient borrowing capacity and revised loan covenants. There can be now assurance that the company will be successful in negotiating an amended credit facility. If the Company cannot obtain an amended credit facility on acceptable terms, its financial condition and results of operations would be materially adversely affected.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.   EXHIBITS

     None

B.   REPORTS ON FORM 8-K

     The Company filed the following reports on Form 8-K in the quarter ended June 30, 2001:

     (1) Form 8-K dated April 4, 2001, filing a press release announcing the hiring of John A. Lombardi as Vice President, Controller and Chief Accounting Officer.
     (2) Form 8-K dated April 23, 2001, filing a press release announcing the hiring of Roger Zwingler as Vice President of Marketing of Advertising.
     (3) Form 8-K dated May 21, 2001, filing a press release announcing an upcoming update of its financial performance.
     (4) Form 8-K dated May 24, 2001, filing a press release announcing financial performance in fiscal 2001 and an update of its expected fiscal 2000 performance.

                                 RENT-WAY, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       Rent-Way, Inc.
                                                       --------------
                                                        (Registrant)


                                           By:

        August 22, 2001                           /s/ William A. McDonnell
------------------------------             -------------------------------------
            Date                                        (Signature)
                                                   William A. McDonnell
                                                    Vice President and
                                                  Chief Financial Officer

                                           By:

        August 22, 2001                             /s/ John A. Lombardi
------------------------------             -------------------------------------
            Date                                        (Signature)
                                                      John A. Lombardi
                                                  Chief Accounting Officer
                                                        and Controller