Form 10-K/A
period 2000-09-30
RENT WAY INC
filed 2001-08-27
CIK 893046

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Based on the closing sales price on June 25, 2001, the aggregate market value of stock held by non-affiliates of the registrant is $202,207,327.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

       CLASS                  OUTSTANDING AS OF AUGUST 21, 2001
   Common Stock                          24,509,979

This amendment on Form 10-K/A amends Items 6, 7, 8 and 12 of the Annual Report of Rent-Way, Inc. (the "Company") on Form 10-K previously filed for the year ended September 30, 2000. This amendment includes the financial information required by Rule 302(a) of Regulation S-K and minor financial statement reclassifications. All other information contained in this Annual Report on Form 10-K/A is as of the date referenced for such information in the original filing or, if no date is referenced for such information in the original filing, as of the date of such filing.

                   DOCUMENTS INCORPORATED BY REFERENCE:  NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 RENT-WAY, INC.

                               TABLE OF CONTENTS

                                                                                   PAGE
                                                                                   ----
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND FUTURE PROSPECTS...    1

PART I
           Item 1.   Business....................................................    2
           Item 2.   Description of Properties...................................   12
           Item 3.   Legal Proceedings...........................................   12
           Item 4.   Submission of Matters to a Vote of Security Holders.........   13

PART II
           Item 5.   Market for Registrant's Common Equity and Related
                     Stockholder Matters.........................................   14
           Item 6.   Selected Financial Data.....................................   14
           Item 7.   Management's Discussion and Analysis of Financial Condition
                     and Results of Operations...................................   16
           Item 7A.  Quantitative and Qualitative Disclosures About Market
                     Risk........................................................   24
           Item 8.   Financial Statements and Supplementary Data.................   25
           Item 9.   Changes in and Disagreements with Accountants on Accounting
                     and Financial Disclosure....................................   61

PART III
           Item 10.  Directors and Executive Officers of the Company.............   62
           Item 11.  Executive Compensation......................................   64
           Item 12.  Security Ownership of Certain Beneficial Owners and
                     Management..................................................   67
           Item 13.  Certain Relationships and Related Transactions..............   68
           Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
                     8-K.........................................................   68

Signatures.......................................................................   69

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

ITEM 1.  BUSINESS

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

     Background

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

     Results of Investigation and Audit

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

     Nature of the Improprieties

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

     New Stores

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

     Agreement with Gateway

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

     Investment in dPi Teleconnect LLC

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

     Improving Existing Store Performance

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

     Reducing Corporate Overhead

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

     Enhancing the Company's Product Lines--Leveraging Distribution Channel

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

     Results-Oriented Compensation

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

OPERATIONS

     Company Stores

     As of June 1, 2001, the Company operates 1,134 stores in 42 states as follows:

                                   NUMBER OF
            LOCATION                STORES
            --------               ---------
Texas............................     122
Florida..........................      89
New York.........................      76
Ohio.............................      62
Pennsylvania.....................      62
South Carolina...................      62
North Carolina...................      55
Indiana..........................      42
Louisiana........................      41
Tennessee........................      41
Georgia..........................      40
Illinois.........................      40
Kentucky.........................      37
Virginia.........................      36
Arkansas.........................      34
Michigan.........................      30
Alabama..........................      28
Arizona..........................      18
Kansas...........................      18
Missouri.........................      18
Oklahoma.........................      16

                                   NUMBER OF
            LOCATION                STORES
            --------               ---------
Maryland.........................      16
Mississippi......................      15
Maine............................      13
Massachusetts....................      13
Nebraska.........................      13
Colorado.........................      11
Washington.......................      10
Iowa.............................       9
New Hampshire....................       9
New Mexico.......................       9
West Virginia....................       8
Vermont..........................       7
Nevada...........................       6
Oregon...........................       6
Delaware.........................       5
California.......................       4
Utah.............................       4
Connecticut......................       3
Rhode Island.....................       2
South Dakota.....................       2
Idaho............................       2

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

     Customer Service

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

                                                   YEAR ENDED              YEAR ENDED
                                               SEPTEMBER 30, 2000      SEPTEMBER 30, 1999
                                               ------------------      ------------------
                                                HIGH        LOW         HIGH        LOW
                                               -------    -------      -------    -------
First Quarter................................  $20.25     $13.9375     $28.00     $17.50
Second Quarter...............................   21.00      15.25        27.88      21.38
Third Quarter................................   30.375     19.50        29.44      20.50
Fourth Quarter...............................   32.25      20.00        25.06      19.00

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

                                                                YEAR ENDED SEPTEMBER 30,
                                           ------------------------------------------------------------------
                                           1996(1)(2)   1997(1)(3)    1998(1)(4)        1999(5)      2000(6)
                                           ----------   ----------   -------------   -------------   --------
                                                                     (AS RESTATED)   (AS RESTATED)
                                                      (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
  Total revenues.........................   $175,333     $320,330      $436,031        $494,352      $592,686
  Operating profit.......................      8,710       10,998         8,589          24,674           596
  Income (loss) before extraordinary
     item................................      3,945        1,566        (5,819)           (246)      (28,041)
  Net income (loss)......................      3,945        1,297        (5,819)           (765)      (28,041)
  Earnings (loss) applicable to common
     shares..............................      3,816        1,577        (5,819)           (765)      (28,041)
  Basic:
     Income (loss) before extraordinary
       item..............................   $   0.34     $   0.11      $  (0.29)       $  (0.01)     $  (1.20)
     Net income (loss)...................   $   0.34     $   0.09      $  (0.29)       $  (0.04)     $  (1.20)
  Diluted:
     Income (loss) before extraordinary
       item..............................   $   0.32     $   0.11      $  (0.29)       $  (0.01)     $  (1.20)
     Net income (loss)...................   $   0.32     $   0.09      $  (0.29)       $  (0.04)     $  (1.20)
  Weighted average shares outstanding (in
     thousands):
     Basic...............................     11,954       16,653        20,283          21,341        23,314
     Diluted.............................     12,089       16,653        20,283          21,341        23,314
Balance Sheet Data:
  Rental merchandise, net................   $ 76,586     $132,393      $175,085        $196,510      $282,052
  Total assets...........................    219,105      319,849       487,536         609,658       766,311
  Debt...................................     19,751       96,318       179,603         288,130       387,852
  Shareholders' equity...................    177,063      183,968       244,090         258,487       267,822

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

     Rental-Purchase Acquisitions and Store Openings

     Primarily through acquisitions, the number of stores operated by the Company has increased from 597 as of September 30, 1997 to 1,138 as of September 30, 2000. The following table shows the number of stores opened, acquired and/or combined during this three-year period. Since September 30, 2000, the Company has closed or combined 38 stores and opened or acquired 34 stores.

                                                      YEARS ENDED SEPTEMBER 30,
                                                     ---------------------------
                      STORES                         1998       1999       2000
                      ------                         -----     ------     ------
Open at Beginning of Period........................   597        869      1,114
Opened.............................................    65         12         68
Acquired...........................................   250        275         24
Locations Sold.....................................    (8)        --         (4)
Closed or Combined.................................   (35)       (42)       (64)
                                                      ---      -----      -----
Open at End of Period..............................   869      1,114      1,138
                                                      ===      =====      =====

     Fiscal 2000 Acquisitions

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

     Acquisition of dPi Teleconnect

     On January 4, 2000, the Company acquired a 49% interest in DPI. The Company acquired an additional 21% interest in June 2000. In addition to its ownership interest, the Company acts as an agent for DPI. The Company currently offers DPI's services at 780 of its stores. See "Business of dPi Teleconnect" elsewhere in this report.

     Gateway Agreement

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

     Other Events

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

                                                           YEARS ENDED SEPTEMBER 30,
                                                   -----------------------------------------
                                                   2000          1999              1998
                                                   -----     -------------     -------------
                                                             (AS RESTATED)     (AS RESTATED)
Revenues:
  Rental.........................................   84.2%         86.4%             88.1%
     Prepaid phone service.......................    1.5            --                --
     Other.......................................   14.3          13.6              11.9
                                                   -----         -----             -----
       Total revenues............................  100.0         100.0             100.0
Costs and operating expenses:
  Depreciation and amortization:
     Rental merchandise..........................   26.5          25.3              25.0
     Property and equipment......................    4.3           3.9               2.4
     Amortization of goodwill....................    2.3           2.0               2.6
  Cost of prepaid phone service..................    1.0            --                --
  Salaries and wages.............................   25.5          26.3              27.7
  Advertising, net...............................    3.4           4.9               5.2
  Occupancy......................................    7.7           6.6               7.0
  Name change expense............................     --            --               0.4
  Business combination costs.....................     --           3.6               2.6
  Other operating expense........................   29.1          22.5              25.1
                                                   -----         -----             -----
       Total costs and operating expenses........  100.0          95.0              98.0
                                                   -----         -----             -----
  Operating income...............................    .00           5.0               2.0
  Interest expense...............................   (5.0)         (3.5)             (2.7)
  Equity in loss of subsidiary...................   (0.1)           --                --
  Other income (expenses), net...................    0.3          (0.1)               --
                                                   -----         -----             -----
     Income (loss) before income taxes and
       extraordinary item........................   (4.8)          1.4              (0.7)
  Income tax expense (benefit)...................   (0.1)          1.5              (0.5)
                                                   -----         -----             -----
  (Loss) before extraordinary item...............   (4.7)         (0.1)             (1.3)
  Extraordinary item.............................     --          (0.1)               --
                                                   -----         -----             -----
       Net (loss)................................   (4.7%)        (0.2%)            (1.3%)
                                                   =====         =====             =====

FISCAL 2000 COMPARED TO FISCAL 1999 (AS RESTATED)

     Total Revenues

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

     Depreciation and Amortization

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

     Depreciation expense related to property and equipment increased to 4.3% as a percentage of total revenues from 3.9%. This increase is due to increased depreciation for transportation equipment offset by the write-off of assets written off in 1999 and 2000.

     Amortization of goodwill increased to 2.3% as a percentage of total revenues from 2.0%. The increase in amortization expense in 2000 is primarily due to the RentaVision acquisition.

     Salaries And Wages

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

     Advertising

     Advertising expense decreased from $24.0 million in 1999 to $20.1 million in 2000. The decrease in advertising was due to the advertising in 1999 related to the Home Choice acquisition, not repeated in 2000.

     Occupancy

     Occupancy expense increased to $45.8 million from $32.8 million primarily due to the addition of the stores opened and acquired in fiscal 1999 and 2000.

     Other Operating Expenses

     Other operating expenses increased by $61.5 million and increased to 29.1% as a percentage of total revenue from 22.5%. The increase in other operating expenses includes increases in rental merchandise losses, automotive expenses, payroll taxes, service repairs, write-offs of property and equipment, health and disability insurance, utilities, and state and local taxes. Included in other operating expenses is $2.8 million for the write-off of inventory that was over 365 days idle as of December 31, 2000. The increase in other operating costs is the result of the significant increase in the number of stores in 2000 combined with the accounting improprieties, which hid from management the true increase in these cost areas. Management is developing a plan to reduce these operating costs in fiscal 2001.

     Operating Income

     Operating income declined to $0.6 million in 2000 as compared to operating income of $24.7 million in 1999, which was after business combination costs of $18.2 million. The rental-purchase rental segment had operating income of $4.5 million while the prepaid telephone service segment had an operating loss of $3.9 million. The decrease is the result of the factors discussed above.

     Interest Expense

     Interest expense increased to 5.0% from 3.5% of total revenues. The increase is due to the increased borrowings by the Company for the RentaVision acquisition and to fund operations during 2000.

     Income Tax Expense

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

     Net Loss

     Net loss increased by $27.3 million as a result of the factors described above.

FISCAL 1999 (AS RESTATED) COMPARED TO FISCAL 1998 (AS RESTATED)

     Total Revenue

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

     Depreciation and Amortization

     Depreciation expense related to rental merchandise increased slightly to 25.3% as a percentage of total revenues from 25.0%. This increase is primarily due to the depreciation expense related to the new Compaq computers. These computers, added to the Company's product line in June 1999, are depreciated on the straight-line basis.

     Depreciation expense related to property and equipment increased to 3.9% as a percentage of total revenues from 2.4%. This increase is principally due to the restatement of transportation equipment previously treated as operating leases that are now capitalized, the new corporate building purchased in June 1998, new store signage and remodels associated with the Home Choice stores, and the computer and software costs associated with the Company's implementation of a PeopleSoft software package in January 1999.

     Amortization of goodwill decreased to 2.0% as a percentage of total revenues from 2.6%. This is attributable to the reduced amortization expense of 1996 and 1997 purchase acquisitions primarily for customer rental agreements, which are amortized on an accelerated method over an estimated useful life of 18 months.

     Salaries and Wages

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

     Advertising

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

     Occupancy

     Occupancy expense increased to $32.8 million from $30.5 million principally due to the addition of the stores opened and acquired in fiscal 1998 and 1999.

     Business Combination Costs

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

     Name Change Expense

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

     Other Operating Expenses

     Other operating expenses increased to $111.0 million from $109.8 million and decreased to 22.5% as a percentage of total revenue from 25.1%. The drop in percentage of total revenue is a result of the higher revenues in 1999. The increase in the operating expenses in 1999 includes health and disability insurance, losses of merchandise, telephone, write-off of fixed assets and increase in Club Plan Expense (customer insurance).

     Operating Income

     Operating income increased to 5.0% from 2.0% due to the factors discussed above. In connection with the Merger, the Company identified a large number of rental merchandise items which failed to meet the accepted quality standards of the Company's operating procedures. Accordingly, the Company experienced an excessive amount of inventory deletions during the three month period ended December 31, 1998. The amount of excessive inventory write-offs included in the other operating expenses in the Consolidated Statement of Operations for the year ended September 30, 1999 was approximately $1.1 million. Excluding these write-offs and the business combination costs described above, operating income increased to 8.6% from 5.0%.

     Interest Expense

     Interest expense increased to 3.5% from 2.7% as a percentage of total revenues. This increase is mainly due to a full year of interest accruing on the $81.0 million in funds drawn on the Company's senior credit facility to consummate the Champion acquisition compared to a partial year of interest accruing in fiscal 1998.

     Income Tax Expense

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

     Extraordinary Item

     In connection with the Merger, the Company entered into a new syndicated credit facility. As a result of this refinancing, the Company wrote off the remainder of deferred financing costs associated with its and Home Choice's previous credit facilities. The amount of the remaining deferred financing costs was $0.9 million, $0.5 million net of tax benefit.

     Net Loss

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

     Net cash used in operating activities increased to $66.2 million for fiscal 2000 from cash provided of $21.1 million for fiscal 1999. This increase is principally due to a $28.0 million net loss, a $108.3 million increase in rental merchandise purchases, a $33.3 million increase in rental merchandise deposits and credits due from vendors, and a $15.6 million increase in income tax receivable offset by a $38.2 million increase in accounts payable and a $27.8 million increase in other liabilities.

     Net cash used in investing activities decreased $40.0 million to $48.8 million in fiscal 2000 compared to $88.8 million in fiscal 1999. Capital expenditures in fiscal 2000 included the acquisition of 24 stores in six separate transactions and opening of 68 new stores. The Company also purchased a 70% interest in DPI for $7.5 million. The Company also completed a 40,000 square foot addition to its current corporate headquarters facility on October 15, 2000. The cost was approximately $2.7 million. The Company funded this project with borrowings on its senior credit facility. Capital expenditures in fiscal 1999 included the purchase of 21 stores from America's Rent-To-Own in June 1999 and 250 stores from RentaVision in September 1999. It also included the purchase of new store signage and store remodeling costs associated with the stores obtained in the Home Choice merger.

     Net cash provided by financing activities increased to $117.0 million in fiscal 2000 from $70.9 million in fiscal 1999. Cash flows from financing activities were used to purchase rental merchandise and fund operations.

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

     In connection with the restatement of its financial statements, the Company's lease obligations for vehicles under a master lease agreement that had been previously classified as operating leases have now been classified as capital leases. As a result of this classification, the Company's property and equipment and capital leases have been increased by $22.6 million at September 30, 2000. This change will result in a reclassification of rent expense to depreciation, interest and other operating expenses with no effect on results of operations. For tax purposes, the vehicle leases remain classified as operating leases.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                              PAGE
                                                              ----
Index to Financial Statements
  Report of Independent Accountants.........................   26

  Financial Statements:
     Consolidated Balance Sheets, September 30, 2000 and
      1999..................................................   27
     Consolidated Statements of Operations, Years Ended
      September 30, 2000, 1999, 1998........................   28
     Consolidated Statements of Shareholders' Equity, Years
      Ended September 30, 2000, 1999, 1998..................   29
     Consolidated Statements of Cash Flows, Years Ended
      September 30, 2000, 1999, 1998........................   30
     Notes to Consolidated Financial Statements.............   31

                                 RENT-WAY, INC.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF RENT-WAY, INC.:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 68 present fairly, in all material respects, the financial position of Rent-Way, Inc. and its subsidiaries at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

                                          PricewaterhouseCoopers LLP

Cleveland, Ohio
June 27, 2001

                                 RENT-WAY, INC.

                          CONSOLIDATED BALANCE SHEETS
                           (ALL DOLLARS IN THOUSANDS)

                                                                     SEPTEMBER 30,
                                                              ----------------------------
                                                                2000            1999
                                                              --------    ----------------
                                                                            AS RESTATED
                                                                          (NOTES 1 AND 19)
ASSETS
Cash and cash equivalents...................................  $ 10,654        $  8,646
Prepaid expenses............................................    13,997           7,129
Income tax receivable.......................................    20,607           4,968
Rental merchandise, net.....................................   282,052         196,510
Rental merchandise deposits and credits due from vendors....    33,289              --
Deferred income taxes, net of valuation allowance of $10,050
  in 2000...................................................        --              98
Property and equipment, net.................................    78,408          70,071
Goodwill, net of accumulated amortization of $39,982 and
  $26,464, respectively.....................................   307,690         307,381
Deferred financing costs, net of accumulated amortization of
  $853 and $487, respectively...............................     5,068           3,732
Non-compete agreements and prepaid consulting fees, net of
  accumulated amortization of $10,304 and $6,687,
  respectively..............................................     3,236           5,561
Other assets................................................    11,310           5,562
                                                              --------        --------
                                                              $766,311        $609,658
                                                              ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable............................................  $ 42,750        $ 15,861
Other liabilities...........................................    67,887          47,180
Debt........................................................   387,852         288,130
                                                              --------        --------
                                                               498,489         351,171
Commitments and contingencies (Note 11).....................        --              --

Shareholders' equity:
Preferred stock, without par value; 1,000,000 shares
  authorized; no shares issued and outstanding at September
  30, 2000 and 1999, respectively...........................        --              --
Common stock, without par value; 50,000,000 shares
  authorized; 24,459,573 and 21,976,401 shares issued and
  outstanding at September 30, 2000 and 1999,
  respectively..............................................   295,185         257,481
Loans to shareholders.......................................      (690)           (362)
Retained earnings (accumulated deficit).....................   (26,673)          1,368
                                                              --------        --------
     Total shareholders' equity.............................   267,822         258,487
                                                              --------        --------
                                                              $766,311        $609,658
                                                              ========        ========

   The accompanying notes are an integral part of these financial statements.

                                 RENT-WAY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (ALL DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            FOR THE YEARS ENDED SEPTEMBER 30,
                                                     ------------------------------------------------
                                                       2000            1999                1998
                                                     --------    ----------------    ----------------
                                                                   AS RESTATED         AS RESTATED
                                                                 (NOTES 1 AND 19)    (NOTES 1 AND 19)
REVENUES:
Rental.............................................  $498,876        $427,094            $377,918
Prepaid phone service..............................     9,244              --                  --
Other revenues.....................................    84,566          67,258              58,113
                                                     --------        --------            --------
     Total revenues................................   592,686         494,352             436,031
Costs and Operating Expenses:
Depreciation and amortization:
     Rental merchandise............................   157,278         124,957             109,207
     Property and equipment........................    25,660          19,035              10,331
     Amortization of goodwill......................    13,855           9,837              11,248
Cost of prepaid phone service......................     5,988              --                  --
Salaries and wages.................................   150,933         130,194             120,688
Advertising, net...................................    20,075          24,023              22,687
Occupancy..........................................    45,787          32,790              30,482
Name change expense................................        --              86               1,770
Business combination costs.........................        --          17,726              11,210
Other operating expenses...........................   172,514         111,030             109,819
                                                     --------        --------            --------
     Total costs and operating expenses............   592,090         469,678             427,442
                                                     --------        --------            --------
       Operating income............................       596          24,674               8,589

OTHER INCOME (EXPENSE):
Interest expense...................................   (29,439)        (16,921)            (11,544)
Equity in loss of subsidiary.......................      (573)             --                  --
Amortization--deferred financing costs.............      (654)           (422)               (358)
Interest income....................................       126              38                 251
Other income (expense), net........................     1,703            (396)               (540)
                                                     --------        --------            --------
       Income (loss) before income taxes and
          extraordinary item.......................   (28,241)          6,973              (3,602)
Income tax expense (benefit) (Notes 5 and 12)......      (200)          7,219               2,217
                                                     --------        --------            --------
       Loss before extraordinary item..............   (28,041)           (246)             (5,819)
Extraordinary item (Notes 3 and 9).................        --            (519)                 --
                                                     --------        --------            --------
       Net loss....................................  $(28,041)       $   (765)           $ (5,819)
                                                     ========        ========            ========
LOSS PER COMMON SHARE:
Basic loss per share Loss before extraordinary
  item.............................................  $  (1.20)       $  (0.01)           $  (0.29)
                                                     ========        ========            ========
       Net loss....................................  $  (1.20)       $  (0.04)           $  (0.29)
                                                     ========        ========            ========
  Diluted loss per share Loss before extraordinary
     item..........................................  $  (1.20)       $  (0.01)           $  (0.29)
                                                     ========        ========            ========
       Net loss....................................  $  (1.20)       $  (0.04)           $  (0.29)
                                                     ========        ========            ========
Weighted average number of shares outstanding (in
  thousands):
       Basic.......................................    23,314          21,341              20,283
                                                     ========        ========            ========
       Diluted.....................................    23,314          21,341              20,283
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

                                 RENT-WAY, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
                     (ALL DOLLARS AND SHARES IN THOUSANDS)

                                                                                  RETAINED
                                               COMMON STOCK                       EARNINGS          TOTAL
                                             -----------------     LOANS TO     (ACCUMULATED    SHAREHOLDERS'
                                             SHARES    AMOUNT    SHAREHOLDERS     DEFICIT)         EQUITY
                                             ------   --------   ------------   -------------   -------------
Balance at September 30, 1997..............  17,030   $181,157      $  --         $  2,808        $183,965
  Net loss (as Restated, Notes 1 and 19)...      --         --         --           (5,819)         (5,819)
  Home Choice net income for the three
     months ended December 31, 1997 due to
     merger and resulting change in fiscal
     year-end (Note 5).....................      --         --         --            5,144           5,144
  Public stock offering, net of expenses...   2,888     47,053         --               --          47,053
  Conversion of convertible debt (Note
     9)....................................     704      7,000         --               --           7,000
  Write-off deferred financing costs on
     convertible debt (Note 9).............      --        (25)        --               --             (25)
  Purchase of business (Note 5)............      16        425         --               --             425
  Issuance of common stock to 401(k) Plan
     (Note 16).............................      18        383         --               --             383
  Issuance of common stock under stock
     option plans including tax benefit
     (Note 14).............................     404      4,976         --               --           4,976
  Amortization of stock awards.............      --        988         --               --             988
                                             ------   --------      -----         --------        --------
Balance at September 30, 1998
(as Restated, Notes 1 and 19)..............  21,060    241,957         --            2,133         244,090
                                             ------   --------      -----         --------        --------
  Net loss (as Restated, Notes 1 and 19)...      --         --         --             (765)           (765)
  Purchases of business (Note 5)...........     503     10,102         --               --          10,102
  Issuance of common stock to 401(k) Plan
     (Note 16).............................      18        351         --               --             351
  Issuance of common stock under stock
     option plans including tax benefit
     (Note 14).............................     395      5,071       (354)              --           4,717
  Interest on loans to directors (Note
     13)...................................      --         --         (8)              --              (8)
                                             ------   --------      -----         --------        --------
Balance at September 30, 1999
     (as Restated, Notes 1 and 19).........  21,976    257,481       (362)           1,368         258,487
                                             ------   --------      -----         --------        --------
  Net loss.................................      --         --         --          (28,041)        (28,041)
  Issuance of common stock to 401(k) plan
     (Note 16).............................      46      1,025         --               --           1,025
  Issuance of common stock under stock
     option plans including tax benefit
     (Note 14).............................     621      8,400       (902)              --           7,498
  Payment of loans by directors (Note
     13)...................................     (25)        --        649               --             649
  Interest on loans to directors (Note
     13)...................................      --         --        (75)              --             (75)
  Conversion of convertible debt (Note
     9)....................................   1,495     20,000         --               --          20,000
  Write-off deferred financing cost on
     convertible debt (Note 9).............      --       (715)        --               --            (715)
  Issuance of common stock to Gateway (Note
     15)...................................     349      9,038         --               --           9,038
  Purchase of business (Note 5)............       2         50         --               --              50
  Repurchase of common stock (Note 13).....      (5)       (94)        --               --             (94)
                                             ------   --------      -----         --------        --------
Balance at September 30, 2000..............  24,459   $295,185      $(690)        $(26,673)       $267,822
                                             ======   ========      =====         ========        ========

   The accompanying notes are an integral part of these financial statements.

                                 RENT-WAY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (ALL DOLLARS IN THOUSANDS)

                                                            FOR THE YEARS ENDED SEPTEMBER 30,
                                                     ------------------------------------------------
                                                       2000            1999              1998 (A)
                                                     --------    ----------------    ----------------
                                                                  (AS RESTATED)       (AS RESTATED)
                                                                 (NOTES 1 AND 19)    (NOTES 1 AND 19)
OPERATING ACTIVITIES:
Net loss...........................................  $(28,041)      $    (765)          $  (5,819)
Adjustments to Reconcile Net Income (Loss) to Net
  Cash Provided by (Used In) Operating Activities:
     Depreciation and amortization.................   197,447         154,250             131,144
     Deferred income taxes.........................        98           6,330              (1,540)
     Deferred financing costs write-off............        --             865                 682
     Issuance of common stock to 401(k) plan.......     1,025             351                 383
     Write-off of property and equipment...........    12,896           2,265                 596
     Other.........................................       (64)             --               1,023
CHANGES IN ASSETS AND LIABILITIES:
     Prepaid expenses..............................    (6,868)            324              (1,303)
     Rental merchandise............................  (240,829)       (132,552)           (140,946)
     Rental merchandise deposits and credits due
       from vendors................................   (33,289)             --                  --
     Income tax receivable.........................   (15,639)           (663)             (1,376)
     Other assets..................................    (3,242)          6,578              (3,265)
     Accounts payable..............................    27,996         (10,259)             10,406
     Income taxes payable..........................        --            (119)             (2,266)
     Other liabilities.............................    22,322          (5,439)              2,719
                                                     --------       ---------           ---------
       Net cash provided by (used in) operating
          activities...............................   (66,188)         21,166              (9,562)
                                                     --------       ---------           ---------
INVESTING ACTIVITIES:
     Purchase of businesses, net of cash
       acquired....................................   (14,484)        (69,598)           (113,561)
     Purchases of property and equipment...........   (34,276)        (19,139)            (26,335)
     Other.........................................        --              --               3,553
                                                     --------       ---------           ---------
       Net cash used in investing activities.......   (48,760)        (88,737)           (136,343)
                                                     --------       ---------           ---------
FINANCING ACTIVITIES:
     Book overdraft................................    (1,107)         (4,808)              7,802
     Proceeds from borrowings......................   132,431         575,264             287,590
     Payments on borrowings........................   (26,952)       (500,834)           (201,194)
     Deferred financing costs......................    (2,705)         (3,444)               (457)
     Issuance of common stock......................     8,243           4,713              51,883
     Issuance of common stock to Gateway...........     7,000              --                  --
     Purchase of common stock......................       (94)             --                  --
     Payment of loans by directors.................       140              --                  --
                                                     --------       ---------           ---------
       Net cash provided by financing activities...   116,956          70,891             145,624
                                                     --------       ---------           ---------
       Increase (decrease) in cash and cash
          equivalents..............................     2,008           3,320                (281)
Cash and cash equivalents at beginning of year.....     8,646           5,326               5,607
                                                     --------       ---------           ---------
Cash and cash equivalents at end of year...........  $ 10,654       $   8,646           $   5,326
                                                     ========       =========           =========

---------------

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

                                 RENT-WAY, INC.

               (ALL DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     Supplemental disclosures of cash flow information for the three years ended September 30, 2000, are as follows:

                                                           2000          1999              1998
                                                          -------   ---------------   ---------------
                                                                     (AS RESTATED      (AS RESTATED
                                                                    NOTES 1 AND 19)   NOTES 1 AND 19)
CASH PAID DURING THE YEAR FOR:
  Interest..............................................  $27,272       $16,019           $10,240
  Income taxes, net of refunds..........................   14,451           718             5,274
NONCASH INVESTING ACTIVITIES:
  Assets acquired by assumption of liabilities in
     purchase business combinations (Note 5)............  $   368       $ 6,272           $19,744
  Assets acquired under capital lease (Note 11).........   12,620        21,899             9,200
NONCASH FINANCING ACTIVITIES:
  Common stock issued in purchase business combinations
     (Note 5)...........................................  $    50       $10,102           $   425
  Settlement of notes payable with common stock (Notes 9
     and 13)............................................       --            --             7,000
  Issuances of common stock to 401(k) plans (Note 15)...    1,025           351               383
  Loans to directors for exercise of stock options (Note
     13)................................................      902           354                --
  Receipt of stock for repayment of directors loans.....      488            --                --
  Conversion of convertible debt, net of deferred
     financing costs (Note 9)...........................   19,285            --                --
  Gateway exclusively arrangement.......................    2,038            --                --

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

                                 RENT-WAY, INC.

               (ALL DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires the recognition of the fair value of all derivative instruments on the balance sheet. The Company will adopt SFAS No. 133 and the corresponding amendments under SFAS No. 138 effective as of October 1, 2000. As a result of the adoption, the Company will recognize the fair value of its interest rate swap portfolio on its balance sheet as an asset amounting to $2,510. Subsequent adverse changes in fair value of the interest rate swap portfolio amounting to $4,200 for the three months ended December 31, 2000, and $4,560 for the three months ended March 31, 2001, will be charged to the Company's Consolidated Statements of Operations.

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

     Separate unaudited results of the pooled entities prior to each date of the merger for the years ended 1999 and 1998 are as follows:

                                                                 YEAR ENDED SEPTEMBER 30, 1999
                                                             -------------------------------------
                                                                        EXTRAORDINARY   NET INCOME
                                                             REVENUES       ITEM          (LOSS)
                                                             --------   -------------   ----------
                                                                 (AS RESTATED, NOTES 1 AND 19)
Rent-Way October 1, 1998 to November 30, 1998..............  $ 37,172       $  --        $  2,231
Home Choice October 1, 1998 to November 30, 1998...........    44,270          --            (230)
Rent-Way and Home Choice December 1, 1998 to September 30,
  1999.....................................................   412,910        (519)         (2,766)
                                                             --------       -----        --------
     Total.................................................  $494,352       $(519)       $   (765)
                                                             ========       =====        ========

                                                                 YEAR ENDED SEPTEMBER 30, 1998
                                                             -------------------------------------
                                                                        EXTRAORDINARY   NET INCOME
                                                             REVENUES       ITEM          (LOSS)
                                                             --------   -------------   ----------
                                                                 (AS RESTATED, NOTES 1 AND 19)
Rent-Way...................................................  $177,327       $  --        $  8,596
Home Choice................................................   258,704          --         (14,415)
                                                             --------       -----        --------
     Total.................................................  $436,031       $  --        $ (5,819)
                                                             ========       =====        ========

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

                                                 UNAUDITED PRO FORMA
                                                     INFORMATION
                                            YEARS ENDED SEPTEMBER 30, 1999
                                            ------------------------------
                                            (AS RESTATED, NOTES 1 AND 19)
Total revenues............................             $569,905
                                                       ========
Net loss..................................             $   (717)
                                                       ========
Diluted loss per common share:
  Loss before extraordinary item..........             $  (0.01)
                                                       ========
  Net loss................................             $  (0.03)
                                                       ========

6.  RENTAL MERCHANDISE AND PROPERTY AND EQUIPMENT:

     Cost and accumulated depreciation of rental merchandise consists of the following:

                                                     SEPTEMBER 30,
                                              ---------------------------
                                                2000           1999
                                              --------   ----------------
                                                           AS RESTATED
                                                         (NOTES 1 AND 19)
Cost........................................  $421,123       $305,334
Less accumulated depreciation...............   137,799        108,599
Less deferred credits.......................     1,272            225
                                              --------       --------
                                              $282,052       $196,510
                                              ========       ========

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

This policy reduces the amount of rental merchandise not on rent. On-rent and held for rent levels of net rental merchandise consists of the following:

                                                     SEPTEMBER 30,
                                              ---------------------------
                                                2000           1999
                                              --------   ----------------
                                                           AS RESTATED
                                                         (NOTES 1 AND 19)
On-rent merchandise.........................   302,662       $225,103
Held for rent merchandise...................   118,461         80,231
                                              --------       --------
                                              $421,123       $305,334
                                              ========       ========

     At September 30, 2000, there exists a difference in rental merchandise cost between the Company's perpetual records and its general ledger in the amount of $2,362. The Company has deferred recognition of potential income pending further review.

                                 RENT-WAY, INC.

               (ALL DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

6.  RENTAL MERCHANDISE AND PROPERTY AND EQUIPMENT, CONTINUED:

     The Company uses the direct write-off method in accounting for losses (see
Note 3). These losses are recorded in other operating expenses and were incurred as follows:

                                           YEARS ENDED SEPTEMBER 30,
                                 ---------------------------------------------
                                  2000           1999               1998
                                 -------   ----------------   ----------------
                                             AS RESTATED        AS RESTATED
                                           (NOTES 1 AND 19)   (NOTES 1 AND 19)
Lost merchandise...............  $ 2,380       $ 2,048            $ 1,380
Stolen merchandise.............   14,668        12,079             12,168
Discarded merchandise..........    6,252         3,240              1,682
                                 -------       -------            -------
                                 $23,300       $17,367            $15,230
                                 =======       =======            =======

     Property and equipment consists of the following:

                                                                     SEPTEMBER 30,
                                                              ---------------------------
                                                                2000           1999
                                                              --------   ----------------
                                                                           AS RESTATED
                                                                         (NOTES 1 AND 19)
Signs.......................................................  $  6,938       $  7,213
Transportation equipment....................................    46,890         38,492
Furniture and fixtures......................................    32,315         24,752
Leasehold improvements......................................    30,324         25,552
Buildings...................................................     4,168          6,160
Construction in progress....................................     2,283            436
Land........................................................     2,307            115
                                                              --------       --------
                                                               125,225        102,720
Less accumulated depreciation and amortization..............   (46,817)       (32,649)
                                                              --------       --------
                                                              $ 78,408       $ 70,071
                                                              ========       ========

     The Company has buildings and aircraft held for sale with net book values of $1,634 and $1,503, respectively, at September 30, 2000.

7.  RENTAL MERCHANDISE DEPOSITS AND CREDITS DUE FROM VENDORS:

     On August 31, 2000, the Company prepaid for $39,000 of rental merchandise, and in return, received an $825 prepayment discount in the form of cash from the vendors. The vendors were prepaid; and as the Company places orders, the vendors reduce their respective prepaid balance. As of September 30, 2000, $8,383 of rental merchandise had been received against the prepayment. The prepayment discount has been deferred and is being recognized as a reduction of rental merchandise depreciation expense over the life of the rental merchandise.

     The Company has credits due from vendors for the return of merchandise in the amount of $2,672. The credits are reduced when the Company purchases additional products from the vendors.

                                 RENT-WAY, INC.

               (ALL DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

8.  OTHER LIABILITIES:

     Other liabilities consist of the following:

                                                2000           1999
                                               -------   ----------------
                                                           AS RESTATED
                                                         (NOTES 1 AND 19)
Capital lease obligation.....................  $22,598       $23,280
Accrued workers' compensation................    3,424           483
Accrued vacation.............................    1,895         1,447
Accrued bonuses..............................      139           344
Accrued interest.............................      948           639
Sales and use tax payable....................    2,845         2,878
Accrued property taxes.......................    3,950         1,536
Deferred income..............................    2,340           284
Deferred credit-rental merchandise (Note
  6).........................................    2,362            --
Accrued salaries, wages, and tax.............    6,761         3,902
Accrued health insurance and benefits........    2,937         2,142
Accrued vehicle insurance....................    2,226           249
Accrued franchise and other tax..............    1,539            74
Vacant facility lease obligations............    2,486         2,291
Accrued professional fees....................      625         2,667
Accrued bank fees............................      878            --
Accrued taxes................................    4,914         1,614
DPI-deferred revenue.........................    2,054            --
Other........................................    2,966         3,350
                                               -------       -------
                                               $67,887       $47,180
                                               =======       =======

9.  DEBT:

     Debt consists of the following:

                                                     SEPTEMBER 30,
                                                  -------------------
                                                    2000       1999
                                                  --------   --------
Senior credit facility..........................  $387,708   $268,000
Convertible Subordinated Debentures.............        --     20,000
Notes Payable...................................       144        130
                                                  --------   --------
                                                  $387,852   $288,130
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

     As of September 30, 2000, the Company's debt under both the euro-rate option and base-rate option plans were as follows:

               BORROWING OPTION PLAN                  AMOUNT    RATE
               ---------------------                 --------   -----
Euro-rate tranche..................................  $138,764    9.41%
Euro-rate tranche..................................   176,344   10.16%
Euro-rate tranche..................................    66,000    9.37%
Base-rate..........................................     6,600    9.50%
                                                     --------
                                                     $387,708    9.80%
                                                     ========

     The principal amount of the Term Notes A under the credit facility (with borrowings of $138,764 outstanding at September 30, 2000) is payable in quarterly payments due on the last day of each December, March, June, and September, beginning with the quarter ended December 31, 2000, as follows:

  QUARTER(S) ENDING ON FOLLOWING DATE OR    PERCENTAGE OF PRINCIPAL OF TERM A
   COMMITMENTS IN THE FOLLOWING PERIOD          DUE ON EACH PAYMENT DATE
  --------------------------------------    ---------------------------------
9-30-00 through 6-30-01...................                 3.0%
9-30-01 through 6-30-02...................                 4.0%
9-30-02 through 6-30-03...................                 5.0%
9-30-03 through 6-30-04...................                 6.0%
9-30-04 through 6-30-05...................                 7.0%

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

     The Company's Notes Payable consists of the following:

                                                     SEPTEMBER 30,
                                                     --------------
                                                     2000      1999
                                                     ----      ----
Note payable to an individual with an interest rate
  of 18.0% payable in monthly installments of $3
  through December 2006............................  $109      $120
Vehicle and other notes payable....................    35        10
                                                     ----      ----
                                                     $144      $130
                                                     ====      ====

     The Company's weighted average interest rate was 8.912%, 7.732%, and 7.784% for the years ended September 30, 2000, 1999 and 1998, respectively.

     At September 30, 1999, the carrying values and the estimated fair values of the Company's significant fixed interest debt instruments are as follows:

                                                    SEPTEMBER 30, 1999
                                                  ----------------------
                                                  CARRYING    ESTIMATED
                                                   VALUES    FAIR VALUES
                                                  --------   -----------
Convertible Subordinated Debentures 7%..........  $20,000      $21,516
                                                  =======      =======

                                 RENT-WAY, INC.

               (ALL DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

9.  DEBT, CONTINUED:

     At September 30, 2000, aggregate annual maturities of debt are as follows:

                                                      SEPTEMBER 30, 2000
                                                      ------------------
2001................................................       $ 20,372
2002................................................         26,095
2003................................................         31,817
2004................................................         37,539
2005................................................        114,354
Thereafter..........................................        157,531
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

                                           CAPITAL LEASES   OPERATING LEASES
                                           --------------   ----------------
2001.....................................     $13,261           $ 33,223
2002.....................................      10,393             27,089
2003.....................................       7,786             19,545
2004.....................................       6,115             12,858
Thereafter...............................         969             11,107
                                              -------           --------
     Total minimum payments required.....      38,524           $103,822
                                                                ========
Amount representing interest obligations
  under capital leases...................      15,926
                                              -------
                                              $22,598
                                              =======

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

     The Company's investment in transportation equipment under capital leases was as follows:

                                                     2000      1999
                                                    -------   -------
Transportation Equipment..........................  $45,113   $36,080
Less accumulated amortization.....................   22,515    12,800
                                                    -------   -------
Net transportation equipment under capital
  lease...........................................  $22,598   $23,280
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

12.  INCOME TAXES:

     The Company's income tax expense (benefit) consists of the following components:

                                                FOR THE YEARS ENDED SEPTEMBER 30,
                                            -----------------------------------------
                                            2000         1999              1998
                                            -----   ---------------   ---------------
                                                     (AS RESTATED      (AS RESTATED
                                                    NOTES 1 AND 19)   NOTES 1 AND 19)
Current expense(benefit):
  Federal.................................  $(297)      $  755            $2,765
  State and local.........................     --          131               992
                                            -----       ------            ------
                                             (297)         886             3,757
Deferred expense (benefit):
  Federal.................................     78        4,909            (1,213)
  State and local.........................     19        1,424              (327)
                                            -----       ------            ------
                                               97        6,333            (1,540)
                                            -----       ------            ------
Income tax expense (benefit)..............  $(200)      $7,219            $2,217
                                            =====       ======            ======

                                 RENT-WAY, INC.

               (ALL DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

12.  INCOME TAXES, CONTINUED:

     A reconciliation of the income tax expense (benefit) compared with the amount at the U.S. statutory tax rate of 35% (34% for 1998) is shown below:

                                               FOR THE YEARS ENDED SEPTEMBER 30,
                                          -------------------------------------------
                                           2000          1999              1998
                                          -------   ---------------   ---------------
                                                     (AS RESTATED      (AS RESTATED
                                                    NOTES 1 AND 19)   NOTES 1 AND 19)
Tax provision at U.S. statutory rate....  $(9,884)      $2,598            $(1,156)
State and local income taxes, net of
  federal benefit.......................   (1,607)       1,011                438
Nondeductible goodwill and purchase
  contracts.............................    1,355          943              1,003
Nondeductible acquisition costs.........       --        2,571              1,917
Deferred tax valuation allowance........    9,033           --                 --
Limitation on loss based on tax
  ownership of LLC......................      425           --                 --
Other...................................      478           96                 15
                                          -------       ------            -------
Income tax expense (benefit)............  $  (200)      $7,219            $ 2,217
                                          =======       ======            =======

     At September 30, 2000, and 1999, the components of the net deferred tax asset (liability) are as follows:

                                               2000           1999
                                             --------    ---------------
                                                          (AS RESTATED
                                                         NOTES 1 AND 19)
Rental merchandise.........................  $(27,229)      $(22,266)
Property and equipment.....................     1,280            776
Operating loss carry forwards..............    34,923         21,066
Intangibles................................    (3,383)        (1,051)
Accrued expenses...........................     4,042            798
Other......................................       211            255
Tax credits................................       206            520
Deferred tax valuation allowance...........   (10,050)            --
                                             --------       --------
Net deferred tax asset (liability).........  $     --       $     98
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

                                 RENT-WAY, INC.

               (ALL DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

13.  RELATED PARTY TRANSACTIONS, CONTINUED:

     During fiscal 2000 and 1999 the Company held notes aggregating $902 and $354, respectively from directors of the Company resulting from the exercise of stock options. The notes are full recourse promissory notes bearing interest at 10% per annum. Subsequent to September 30, 2000, the Company also held a note receivable with a balance of $159 from a director of the Company related to a personal loan. The note is a full recourse promissory note and bears interest at 10% per annum. During fiscal 2000, $140 of the notes was repaid in cash and $488 was paid by the return of common stock of the Company related to option exercises. At September 30, 2000 and 1999, the Company held notes receivable which were due within one year and unpaid interest thereon of $690 and $362, respectively and interest income was $75 and $8, respectively for the years then ended. The notes are reflected as a reduction to shareholders' equity in the Company's Consolidated Balance Sheet.

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

                                 RENT-WAY, INC.

               (ALL DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

14.  STOCK OPTIONS, CONTINUED:

     The following is a summary of activity of the Company's stock options during the years ended September 30, 2000, 1999 and 1998, and has been restated to include the activity of Home Choice's stock options based on an exchange ratio of 0.588:

                                                              WEIGHTED
                                                               AVERAGE
                                                                PRICE
                 STOCK OPTIONS                     SHARES     PER SHARE
                 -------------                    ---------   ---------
September 30, 1997..............................  1,992,794    $13.65
  Granted.......................................  1,070,831    $23.48
  Exercised.....................................   (299,417)   $10.27
  Forfeited.....................................   (443,702)   $19.92
                                                  ---------
September 30, 1998..............................  2,320,506    $17.42
                                                  ---------
  Granted.......................................  1,364,263    $25.90
  Exercised.....................................   (403,610)   $14.07
  Forfeited.....................................   (125,950)   $25.29
                                                  ---------
September 30, 1999..............................  3,155,209    $21.21
                                                  ---------
  Granted.......................................  1,588,700    $18.45
  Exercised.....................................   (594,550)   $14.23
  Cancelled.....................................   (133,720)   $21.66
                                                  ---------
September 30, 2000..............................  4,015,639    $21.07
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

                                 RENT-WAY, INC.

               (ALL DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

14.  STOCK OPTIONS, CONTINUED:

     If the Company had elected to recognize the compensation cost of its stock option plans based on the fair value of the awards under those plans in accordance with SFAS No. 123, net loss and loss per common share would have been increased to the pro-forma amounts below:

                                              FOR THE YEARS ENDED SEPTEMBER 30,
                                         --------------------------------------------
                                                         1999              1998
                                                     (AS RESTATED      (AS RESTATED
                                           2000     NOTES 1 AND 19)   NOTES 1 AND 19)
                                         --------   ---------------   ---------------
Net loss before extraordinary item:
  As reported..........................  $(28,041)      $  (246)          $(5,819)
  Pro-forma............................   (35,811)       (6,074)           (8,224)
Net loss:
  As reported..........................  $(28,041)      $  (765)          $(5,819)
  Pro-forma............................   (35,811)       (6,593)           (8,224)
Diluted loss per common share:
Net loss before extraordinary item
  As reported..........................  $  (1.20)      $ (0.01)          $ (0.29)
                                         ========       =======           =======
  Pro-forma............................  $  (1.54)      $ (0.28)          $ (0.41)
                                         ========       =======           =======
Net loss As reported...................  $  (1.20)      $ (0.04)          $ (0.29)
                                         ========       =======           =======
  Pro-forma............................  $  (1.54)      $ (0.31)          $ (0.41)
                                         ========       =======           =======

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

                                 RENT-WAY, INC.

               (ALL DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

15.  SHAREHOLDERS' EQUITY, CONTINUED:

     The following warrants were outstanding at September 30, 2000, or exercised during fiscal 2000:

                         NUMBER OF   EXERCISE     EXPIRATION      SHARES      SHARES
     WARRANT DATE         SHARES      PRICE          DATE        EXERCISED   REMAINING
     ------------        ---------   --------   --------------   ---------   ---------
July 1995..............   105,000     $ 9.94         July 2002        --      105,000
September 1995.........    37,500     $10.00    September 2000    37,500           --

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

                                 RENT-WAY, INC.

               (ALL DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

17.  LOSS PER SHARE, CONTINUED:

     The following table discloses the reconciliation of numerators and denominators of the basic and diluted loss per share computation:

                                                              FOR THE YEARS ENDED SEPTEMBER 30,
                                                        ----------------------------------------------
                                                                         1999               1998
                                                                    (AS RESTATED)      (AS RESTATED)
            COMPUTATION OF LOSS PER SHARE                 2000     (NOTES 1 AND 19)   (NOTES 1 AND 19)
            -----------------------------               --------   ----------------   ----------------
BASIC
Loss applicable to common shares for basic earnings
  per share...........................................  $(28,041)      $  (765)           $(5,819)
                                                        ========       =======            =======
Weighted average common shares outstanding............    23,314        21,341             20,283
                                                        ========       =======            =======
Loss per common share:
  Loss before extraordinary item......................  $  (1.20)      $ (0.01)           $ (0.29)
                                                        ========       =======            =======
  Loss applicable to common shares....................  $  (1.20)      $ (0.04)           $ (0.29)
                                                        ========       =======            =======
DILUTED
Loss applicable to common shares for basic earnings
  per share...........................................  $(28,041)      $  (765)           $(5,819)
Interest on 7% convertible debentures (net of tax)
  (1).................................................        --            --                 --
                                                        --------       -------            -------
Loss applicable to common shares for diluted loss per
  share...............................................   (28,041)      $  (765)           $(5,819)
                                                        ========       =======            =======
Weighted average common shares used in calculating
  basic loss per share................................    23,314        21,341             20,283
Add-incremental shares representing:
Shares issuable upon exercise of stock options, stock
  warrants and escrowed shares (1)....................        --            --                 --
Shares issued on conversion of 7% convertible
  debentures (1)......................................        --            --                 --
                                                        --------       -------            -------
Weighted average number of shares used in calculation
  of diluted loss per share (in 000's)................    23,314        21,341             20,283
                                                        ========       =======            =======
Loss per common share:
  Loss before extraordinary item......................  $  (1.20)      $ (0.01)           $ (0.29)
                                                        ========       =======            =======
  Loss applicable to common shares....................  $  (1.20)      $ (0.04)           $ (0.29)
                                                        ========       =======            =======

---------------
(1) Including the effects of these items for the years ended 1998, 1999 and 2000 would be anti-dilutive. Therefore, 1,123; 2,004; and 2,141 of antidilutive common shares are excluded from consideration in the calculation of diluted loss per share for the years ended September 30, 2000, 1999, and 1998, respectively.

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

                                 RENT-WAY, INC.

               (ALL DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

18.  SEGMENT INFORMATION, CONTINUED:

     The financial results of the Company's segments follow the same accounting policies as described in "Summary of Significant Accounting Policies" (see Note
3). The information presented below does not include the results of the prepaid telephone service segment prior to January 4, 2000 (see Note 5).

                                                      PREPAID
                                         HOUSEHOLD   TELEPHONE
                                          RENTAL      SERVICE     TOTAL
 FOR THE YEAR ENDED SEPTEMBER 30, 2000    SEGMENT     SEGMENT    SEGMENTS
 -------------------------------------   ---------   ---------   --------
Total revenues.........................  $583,443     $ 9,243    $592,686
                                         ========     =======    ========
Operating income.......................  $  4,535     $(3,939)   $    596
                                         ========     =======    ========
Net loss...............................  $(23,994)    $(4,047)   $(28,041)
                                         ========     =======    ========
Total Assets...........................  $762,237     $ 4,074    $766,311
                                         ========     =======    ========

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

     Prepaid Expenses

     Prepaid advertising was overstated at September 30, 1999 in reliance on an invoice altered to reflect improper advertising dates.

     Rental Merchandise

     Improper manual journal entries overstated rental merchandise and understated various expenses including rental merchandise depreciation expense, rental merchandise losses, advertising expense and miscellaneous operating expenses. The reporting of losses resulting from missing rental merchandise at year end was improperly

                                 RENT-WAY, INC.

               (ALL DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

19.  RESTATEMENTS, CONTINUED:

deferred. Depreciation on rental merchandise related to the RentaVision acquired stores was inappropriately reversed through a manual journal entry.

     Spare Parts Inventories

     The results of a physical inventory of spare parts at September 30, 1999 was disregarded and not reflected in the inventories thereby overstating the account balance.

     Vendor Rebates

     Amounts due to the Company in connection with rebates from rental merchandise vendors were overstated.

     Accounts Payable

     Accounts payable for rental merchandise and property and equipment purchases and services were not recorded in the Company's accounts payable and general ledger system resulting in understated accounts payable, rental merchandise, property and equipment, occupancy costs, advertising expense and other operating expenses.

     Costs Associated with Lease Termination

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

     The following tables set forth the adjustments made to the Company's previously issued fiscal 1999 and 1998 financial statements:

                                 RENT-WAY, INC.

               (ALL DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                             FOR THE YEAR ENDED                          FOR THE YEAR ENDED
                                             SEPTEMBER 30, 1999                          SEPTEMBER 30, 1998
                                  -----------------------------------------   -----------------------------------------
                                  AS PREVIOUSLY                               AS PREVIOUSLY
                                    REPORTED      ADJUSTMENTS   AS RESTATED     REPORTED      ADJUSTMENTS   AS RESTATED
                                  -------------   -----------   -----------   -------------   -----------   -----------
Revenues:
  Rental........................    $427,094                     $427,094       $377,918                     $377,918
  Other revenues................      67,258                       67,258         58,113                       58,113
                                    --------       --------      --------       --------        -------      --------
Total revenues..................     494,352                      494,352        436,031                      436,031
Costs and operating expenses
  Depreciation and amortization;
    Rental merchandise..........     123,512       $  1,445       124,957        108,367        $   840       109,207
  Property and equipment........       9,603          9,432        19,035          7,238          3,093        10,331
  Amortization of goodwill......       9,784             53         9,837         11,248             --        11,248
Salaries and wages..............     128,525          1,669       130,194        120,296            392       120,688
Advertising, net................      23,352            671        24,023         23,613           (926)       22,687
Occupancy.......................      33,016           (226)       32,790         29,974            508        30,482
Name change expense.............          86             --            86          1,770             --         1,770
Business combination expense....      16,800            926        17,726         11,210             --        11,210
Other operating expenses........     102,959          8,071       111,030        107,786          2,033       109,819
                                    --------       --------      --------       --------        -------      --------
Total costs and operating
  expenses......................     447,637         22,041       469,678        421,502          5,940       427,442
                                    --------       --------      --------       --------        -------      --------
  Operating income..............      46,715        (22,041)       24,674         14,529         (5,940)        8,589
Other income (expense):
Interest expense................     (15,581)        (1,340)       16,921        (10,949)          (595)      (11,544)
Amortization--deferred financing
  costs.........................        (422)            --          (422)          (358)            --          (358)
Interest income.................          29              9            38            251             --           251
Other income (expense), net.....        (405)             9          (396)          (540)            --          (540)
                                    --------       --------      --------       --------        -------      --------
  Income (loss) before income
    taxes and extraordinary
    item........................      30,336        (23,363)        6,973          2,933         (6,535)       (3,602)
Income tax expense..............      15,234         (8,015)        7,219          4,771         (2,554)        2,217
                                    --------       --------      --------       --------        -------      --------
  Income (loss) before
    extraordinary item..........      15,102        (15,348)         (246)        (1,838)        (3,981)       (5,819)
Extraordinary item..............        (519)            --          (519)            --             --            --
                                    --------       --------      --------       --------        -------      --------
  Net income (loss).............    $ 14,583       $(15,348)     $   (765)      $ (1,838)       $(3,981)       (5,819)
                                    ========       ========      ========       ========        =======      ========
Basic earnings (loss) per share:
  Income (loss) before
    extraordinary item..........    $   0.71                        (0.01)         (0.09)                       (0.29)
                                    ========                     ========       ========                     ========
  Net income (loss).............    $    .68                        (0.04)         (0.09)                       (0.29)
                                    ========                     ========       ========                     ========
Diluted earnings (loss) per
  share:
  Income (loss) before
    extraordinary item..........    $   0.68                        (0.01)         (0.09)                       (0.29)
                                    ========                     ========       ========                     ========
  Net income (loss).............    $   0.66                        (0.04)         (0.09)                       (0.29)
                                    ========                     ========       ========                     ========

                                 RENT-WAY, INC.

               (ALL DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                           CONSOLIDATED BALANCE SHEET

                                                                       SEPTEMBER 30, 1999
                                                            -----------------------------------------
                                                            AS PREVIOUSLY
                                                              REPORTED      ADJUSTMENTS   AS RESTATED
                                                            -------------   -----------   -----------
ASSETS
Cash and cash equivalents.................................    $  8,646             --      $  8,646
Prepaid expenses..........................................       9,610         (2,481)        7,129
Income tax receivable.....................................          --          4,968         4,968
Rental merchandise, net...................................     202,145         (5,635)      196,510
Deferred income taxes.....................................          --             98            98
Property and equipment, net...............................      50,578         19,493        70,071
Goodwill, net of accumulated amortization of $26,464......     305,900          1,481       307,381
Deferred financing costs, net of accumulated amortization
  of $487.................................................       3,688             44         3,732
Non-compete agreements and prepaid consulting fees, net of
  accumulated amortization of $6,687......................       5,494             67         5,561
Other assets..............................................      11,333         (5,771)        5,562
                                                              --------       --------      --------
                                                              $597,394       $ 12,264      $609,658
                                                              ========       ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable..........................................    $  8,417       $  7,444        15,861
Other liabilities.........................................      15,861         31,319        47,180
Income taxes payable......................................       2,316         (2,316)           --
Deferred income taxes.....................................       5,218         (5,218)           --
Debt......................................................     288,130             --       288,130
                                                              --------       --------      --------
                                                               319,942         31,229       351,171
Commitments and contingencies.............................          --             --            --
Shareholders' equity:
  Preferred stock, without par value; 1,000,000 shares
     authorized; no shares issued and outstanding at
     September 30, 1999...................................          --             --            --
  Common stock, without par value; 50,000,000 shares
     authorized; 21,976,401 shares issued and
     outstanding..........................................     256,755            726       257,481
  Loans to shareholders...................................          --           (362)         (362)
  Retained earnings.......................................      20,697        (19,329)        1,368
                                                              --------       --------      --------
     Total shareholders' equity...........................     277,452        (18,965)      258,487
                                                              --------       --------      --------
                                                              $597,394       $ 12,264      $609,658
                                                              ========       ========      ========

                                 RENT-WAY, INC.

               (ALL DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

20.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

                                              FOR THE QUARTER ENDED                  FOR THE QUARTER ENDED
                                                SEPTEMBER 30, 1999                       JUNE 30, 1999
                                       ------------------------------------   ------------------------------------
                                       AS REPORTED   ADJUSTMENTS   RESTATED   AS REPORTED   ADJUSTMENTS   RESTATED
FISCAL YEAR 1999                       -----------   -----------   --------   -----------   -----------   --------
Total revenues.......................   $122,692      $     --     $122,692    $121,951       $    --     $121,951
Operating income.....................     19,784       (11,723)       8,061      17,666        (4,963)      12,703
Income (loss) before extraordinary
  item...............................      9,395        (7,442)       1,953       8,123        (3,521)       4,602
Net income (loss)....................      9,395        (7,442)       1,953       8,123        (3,521)       4,602
Earnings (loss) applicable to
  common shares......................      9,395        (7,442)       1,953       8,123        (3,521)       4,602
Earnings (loss) per common share:
Basic
  Income (loss) before extraordinary
    item.............................   $   0.43                   $   0.09    $   0.38                   $   0.22
  Net income (loss)..................       0.43                       0.09        0.38                       0.22
Diluted
  Income (loss) before extraordinary
    item.............................       0.41                       0.09        0.36                       0.20
  Net income (loss)..................       0.41                       0.09        0.36                       0.20
Weighted average shares outstanding
  Basic..............................     21,771                     21,771      21,335                     21,335
  Diluted............................     23,678                     21,771      23,378                     23,378

                                              FOR THE QUARTER ENDED                  FOR THE QUARTER ENDED
                                                  MARCH 31, 1999                       DECEMBER 31, 1998
                                       ------------------------------------   ------------------------------------
                                       AS REPORTED   ADJUSTMENTS   RESTATED   AS REPORTED   ADJUSTMENTS   RESTATED
                                       -----------   -----------   --------   -----------   -----------   --------
Total revenues.......................   $125,750      $     --     $125,750    $123,959       $    --     $123,959
Operating income.....................     16,353        (1,189)      15,164      (7,088)       (4,166)     (11,254)
Income (loss) before extraordinary
  item...............................      7,115        (1,202)       5,913      (9,531)       (3,183)     (12,714)
Net income (loss)....................      7,115        (1,202)       5,913     (10,050)       (3,183)     (13,233)
Earnings (loss) applicable to
  common shares......................      7,115        (1,202)       5,913     (10,050)       (3,183)     (13,233)
Earnings (loss) per common share:
Basic
  Income (loss) before extraordinary
    item.............................   $   0.34                   $   0.28    $  (0.45)                  $  (0.60)
  Net income (loss)..................       0.34                       0.28       (0.48)                     (0.63)
Diluted
  Income (loss) before extraordinary
    item.............................       0.32                       0.26       (0.45)                     (0.60)
  Net income (loss)..................       0.32                       0.26       (0.48)                     (0.63)
Weighted average shares outstanding
  Basic..............................     21,125                     21,125      21,088                     21,088
  Diluted............................     23,142                     23,142      21,088                     21,088

                                 RENT-WAY, INC.

               (ALL DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     FOR THE QUARTER ENDED
                                              FOR THE QUARTER ENDED                      JUNE 30, 2000
                                              SEPTEMBER 30, 2000(A)           ------------------------------------
                                       ------------------------------------   AS REPORTED   ADJUSTMENTS   RESTATED
FISCAL YEAR 2000                                                              -----------   -----------   --------
Total revenues.......................   $151,974                               $152,086       $(1,174)    $150,912
Operating income (loss)..............    (27,326)                                25,223       (18,357)       6,866
Income (loss) before extraordinary
  item...............................    (31,727)                                11,577       (11,888)        (311)
Net income (loss)....................    (31,727)                                11,577       (11,888)        (311)
Earnings (loss) applicable to
  common shares......................    (31,727)                                11,577       (11,888)        (311)
Earnings (loss) per common share:
Basic
  Income (loss) before extraordinary
    item.............................   $  (1.30)                              $   0.48                   $  (0.01)
  Net income (loss)..................      (1.30)                                  0.48                      (0.01)
Diluted
  Income (loss) before extraordinary
    item.............................      (1.30)                                  0.47                      (0.01)
  Net income (loss)..................      (1.30)                                  0.47                      (0.01)
Weighted average shares outstanding
  Basic..............................     24,411                                 23,984                     23,984
  Diluted............................     24,411                                 24,860                     23,984

(A) With respect to the selected quarterly financial data for the period ended September 30, 2000, those results reflect the effects of certain year-end adjustments including write-off of fixed assets and construction inventory, rental merchandise disposals, increase in self-insurance reserves, and cash reconciliations, offset by a gain on disposal of computers, aggregating approximately $14 million.

                                              FOR THE QUARTER ENDED                  FOR THE QUARTER ENDED
                                                  MARCH 31, 2000                       DECEMBER 31, 1999
                                       ------------------------------------   ------------------------------------
                                       AS REPORTED   ADJUSTMENTS   RESTATED   AS REPORTED   ADJUSTMENTS   RESTATED
                                       -----------   -----------   --------   -----------   -----------   --------
Total revenues.......................   $148,889      $     --     $148,889    $140,911       $    --     $140,911
Operating income.....................     25,227       (17,710)       7,517      22,564        (9,025)      13,539
Income (loss) before extraordinary
  item...............................     10,926       (11,252)        (326)     10,128        (5,805)       4,323
Net income (loss)....................     10,926       (11,252)        (326)     10,128        (5,805)       4,323
Earnings (loss) applicable to
  common shares......................     10,926       (11,252)        (326)     10,128        (5,805)       4,323
Earnings (loss) per common share:
Basic
  Income (loss) before extraordinary
    item.............................   $   0.48                   $  (0.01)   $   0.46                   $   0.20
  Net income (loss)..................       0.48                      (0.01)       0.46                       0.20
Diluted
  Income (loss) before extraordinary
    item.............................       0.46                      (0.01)       0.43                       0.19
  Net income (loss)..................       0.46                      (0.01)       0.43                       0.19
Weighted average shares outstanding
  Basic..............................     22,673                     22,673      21,982                     21,982
  Diluted............................     22,673                     22,673      23,762                     23,762

     The restated unaudited selected quarterly financial data reflect adjustments related to accounting improprieties, conforming the application of certain accounting principles for all periods presented and to record recurring adjustments that were identified during the preparation of the Company's financial statements for the respective periods and which the Company elected not to record in those periods on the basis of immateriality but which the Company has subsequently decided to record (see notes 1 and 19).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                 RENT-WAY, INC.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Certain information regarding the directors and executive officers of the Company is set forth below.

                   NAME                     AGE                    POSITION
                   ----                     ---                    --------
William E. Morgenstern....................  42    Chairman of the Board, Chief Executive
                                                  Officer and Director
Gerald A. Ryan............................  65    Chairman Emeritus and Director
William Lerner............................  65    Corporate Secretary and Director
Vincent A. Carrino........................  45    Director
Robert B. Fagenson........................  52    Director
Marc W. Joseffer..........................  52    Director
Jacqueline E. Woods.......................  53    Director
William A. McDonnell......................  39    Vice President and Chief Financial Officer
Ronald D. DeMoss..........................  50    Vice President and General Counsel
Jeffrey K. Underwood......................  44    Vice President of Operations
John A. Lombardi..........................  36    Vice President, Corporate Controller and
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

                                                                           LONG-TERM
                                                                          COMPENSATION
                                                                             AWARDS
                                             ANNUAL COMPENSATION(1)        SECURITIES
                                         ------------------------------    UNDERLYING
           NAME AND POSITION             YEAR   SALARY($)   BONUS($)(2)    OPTIONS(#)    COMPENSATION ($)
           -----------------             ----   ---------   -----------   ------------   ----------------
William E. Morgenstern.................  2000    450,000      375,000        70,000         368,161(3)
  Chairman and Chief Executive           1999    298,107      200,000       440,000         214,179(3)
  Officer                                1998    240,000      269,926            --
Jeffrey A. Conway (4)..................  2000    275,000      150,000        50,000
  President and Chief Operating          1999    178,156      120,000       220,000
  Officer                                1998    120,000      144,000
William A. McDonnell(5)................  2000    120,000           --        30,000
  Vice President and Chief Financial
     Officer
Jeffrey K. Underwood...................  2000    200,000       30,000         3,000
  Senior Vice President of Operations    1999    141,157       10,000        85,000
Ronald D. DeMoss.......................  2000    171,346       25,000        17,500
  Vice President and General             1999    141,091       10,000         2,500
  Counsel                                1998    100,700       10,000         5,000

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

STOCK OPTIONS

     The following table sets forth information concerning stock option grants made to the Named Executive Officers in the fiscal year ended September 30, 2000:

                                                                                             POTENTIAL REALIZABLE
                                             OPTION GRANTS IN FISCAL 2000                      VALUE AT ASSUMED
                            --------------------------------------------------------------      ANNUAL RATES OF
                                                    % OF TOTAL                                    STOCK PRICE
                                                     OPTIONS                                   APPRECIATION FOR
                            NUMBER OF SECURITIES    GRANTED TO     EXERCISE                     OPTION TERM ($)
                             UNDERLYING OPTIONS    EMPLOYEES IN      PRICE      EXPIRATION   ---------------------
           NAME                 GRANTED (#)        FISCAL YEAR    ($ / SHARE)      DATE         5%          10%
           ----             --------------------   ------------   -----------   ----------   ---------   ---------
William E. Morgenstern....         70,000               4%           16.06       2/23/05      314,776     517,132
Jeffrey A. Conway.........         50,000               3%           16.06       2/23/05      225,000     369,380
William A. McDonnell......         30,000               2%           19.75       1/06/05      165,900     272,550
Ronald D. DeMoss..........         17,500               1%           25.38       5/03/05      124,362     204,225
Jeffrey K. Underwood......          3,000               *            16.06       2/23/05       12,150      22,170

---------------
* Represents less than 1% of the total options granted to employees in fiscal year 2000

     The following table sets forth information concerning stock option exercises by the Named Executive Officers during the fiscal year ended September 30, 2000, and the number of shares and the value of options outstanding as of September 30, 2000, for each such officer:

                                    AGGREGATE OPTION EXERCISES AND OPTION VALUES AS OF SEPTEMBER 30, 2000
                         --------------------------------------------------------------------------------------------
                                                               NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                              UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                                                              OPTIONS AT 9/30/00 (#)           AT 9/30/00 ($)(1)
                         SHARES ACQUIRED   VALUE REALIZED   ---------------------------   ---------------------------
         NAME            ON EXERCISE (#)        ($)         EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
         ----            ---------------   --------------   -----------   -------------   -----------   -------------
William E.
  Morgenstern..........      35,364           291,753         240,831        324,169       2,333,610      2,248,696
Jeffrey A. Conway(2)...       2,330            19,223         127,831        169,169       1,057,947        912,323
William A. McDonnell...           0                --               0         30,000              --        318,900
Ronald D. DeMoss.......      18,900           135,469          11,125         66,875         107,021      1,367,213
Jeffrey K. Underwood...           0                --          44,083        113,917         369,437      1,712,573

---------------
(1) Based on the closing sales price of the Common Stock on the New York Stock Exchange of $30.38 per share on September 30, 2000, less the exercise price.

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

                                                              SHARES BENEFICIALLY
                NAME OF BENEFICIAL OWNER(1)                        OWNED(2)         PERCENT OF CLASS
                ---------------------------                   -------------------   ----------------
William E. Morgenstern(3)...................................         795,102               3.2
William Lerner..............................................          77,000                 *
Vincent A. Carrino..........................................          53,250                 *
Robert B. Fagenson (4)......................................         318,000               1.3
Marc W. Joseffer............................................         119,942                 *
Gerald A. Ryan (5)..........................................         406,248               1.7
Jacqueline Woods............................................           1,250                 *
William A. McDonnell........................................          13,999                 *
Ronald D. DeMoss (6)........................................          22,546                 *
Jeffrey K. Underwood........................................          54,832                 *
John A. Lombardi............................................               0                 *
Directors/Executive Officers as a group (11 persons)........       1,862,169               7.3
Safeco Asset Management Company and affiliates (7)..........       3,712,400              15.1
     601 Union Street
     Suite 2500
     Seattle, WA 98101
David L. Babson & Company, Inc. (8).........................       1,520,847               6.2
     One Memorial Drive
     Cambridge, MA 02142

---------------
* less than 1%

(1) Unless otherwise indicated, the address for all persons listed above is c/o Rent-Way, Inc., One RentWay Place, Erie, Pennsylvania 16505.

(2) Includes the following shares issuable upon exercise of stock options which are currently exercisable or which will become exercisable within 60 days:
    Morgenstern--404,997; Lerner--64,500; Carrino--53,250; Fagenson--64,500;
    Joseffer--64,000; Ryan--109,500; Woods--1,250; McDonnell--9,999; DeMoss--
    18,416; and Underwood--54,832.

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

Registrant: RENT-WAY, INC.

By: /s/ WILLIAM E. MORGENSTERN
    ------------------------------------------------
    Chairman of the Board and
    Chief Executive Officer
    (Principal Executive Officer)

    Date: August 23, 2001

    By: /s/ JOHN A. LOMBARDI
        ----------------------------------------------------
        Vice President, Corporate Controller
        and Chief Accounting Officer
        (Principal Accounting Officer)

        Date: August 23, 2001
        By: /s/ WILLIAM A. MCDONNELL
            --------------------------------------------------------
            Vice President and Chief
            Financial Officer

            Date: August 23, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                     TITLE         DATE
                  ---------                     -----         ----

/s/ GERALD A. RYAN                             Director  August 23, 2001
---------------------------------------------
Gerald A. Ryan

/s/ WILLIAM E. MORGENSTERN                     Director  August 23, 2001
---------------------------------------------
William E. Morgenstern

/s/ VINCENT CARRINO                            Director  August 23, 2001
---------------------------------------------
Vincent Carrino

/s/ ROBERT B. FAGENSON                         Director  August 23, 2001
---------------------------------------------
Robert B. Fagenson

/s/ MARC W. JOSEFFER                           Director  August 23, 2001
---------------------------------------------
Marc W. Joseffer

/s/ WILLIAM LERNER                             Director  August 23, 2001
---------------------------------------------
William Lerner

/s/ JACQUELINE E. WOODS                        Director  August 23, 2001
---------------------------------------------
Jacqueline E. Woods

                                 EXHIBIT INDEX

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
2.2(2)         Agreement and Plan of Merger among the Company, McKenzie
               Leasing Corporation, Steve A. McKenzie, Brenda G. McKenzie
               and others, dated June 9, 1995.
2.3(4)         Stock Purchase Agreement by and among the Company, Diamond
               Leasing Corporation, Kenneth H. Moye and Lee Brady, dated
               July 20, 1996.
2.4(6)         Stock Purchase Agreement by and among the Company, Bill
               Coleman TV, Inc. and David Coleman, dated January 2, 1997.
2.5(5)         Stock Purchase Agreement by and among the Company, Perry
               Electronics, Inc., Robert L. Thomas, Norma J. Thomas,
               Randall D. Snyder and Niki L. Snyder, dated January 24,
               1997.
2.6(5)         Closing Letter Agreement dated February 6, 1997 amending
               Stock Purchase Agreement by and among the Company, Perry
               Electronics, Inc., Robert L. Thomas, Norma J. Thomas,
               Randall D. Snyder and Niki L. Snyder.
2.7(7)         Asset Purchase Agreement by and among the Company, South
               Carolina Rentals, Inc., Paradise Valley Holdings, Inc., L &
               B Rents, Inc. and James S. Archer, dated November 21, 1997.
2.8(8)         Stock Purchase Agreement by and among the Company, Champion
               Rentals, Inc., Bill C. Ogle, Sr. and others, dated as of
               January 30, 1998.
2.9(9)         Agreement and Plan of Merger dated September 1, 1998 between the Company and Home Choice Holdings, Inc.
2.10(11)       Stock Purchase Agreement between the Company, RentaVision,
               Inc. and Robert Natoli dated September 15, 1999.
3.1(10)        Articles of Incorporation of the Company, as amended.
3.2(14)        By-Laws of the Company, as amended.
10.1(1)        Company's Stock Option Plan of 1992.
10.2(3)        Company's 1995 Stock Option Plan.
10.3(1)        Form of Non-Plan Stock Option Agreement.
10.4(13)       Company's 1999 Stock Option Plan.
10.4(12)       Employment Agreement between William E. Morgenstern and the
               Company, dated October 1, 1998.
10.6(12)       Engagement Agreement between Gerald A. Ryan and the Company, dated October 1, 1999.
10.9(3)        Consulting Agreement between the Company and McKenzie
               Development Corporation, dated July 21, 1995.
10.10(3)       Non-Competition Agreement between the Company and Steve A.
               McKenzie, dated July 21, 1995.
10.11(3)       Non-Competition Agreement between the Company and Brenda G.
               McKenzie, dated July 21, 1995.
10.12(2)       Subordinated Note Agreement among the Company and
               MassMutual, dated July 15, 1995.
10.13(3)       Form of MassMutual Subordinated Note, dated July 15, 1995.
10.14(3)       Form of MassMutual Warrant, dated July 15, 1995.
10.15(9)       Non Competition Agreement between the Company and George D.
               Johnson, Jr. dated September 1, 1998.
10.16(13)      Credit Agreement dated September 23, 1999 by and among the
               Company, the lenders party thereto and National City Bank of
               Pennsylvania, as administrative agent, Bank of America, as documentation agent and Bank of Montreal and Harris Bank, as syndication agents ('Credit Agreement'), as amended by
               Amendment No. 1 dated November 19, 1999.
10.19(10)      Non-Compete Agreement between the Company, South Carolina
               Rentals, Inc. Paradise Valley Holdings, Inc., L & B Rents,
               Inc. and James S. Archer, dated January 7, 1998.
10.22(14)      Amendment No. 2 to Credit Agreement dated as of December 6,
               1999.

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
10.23(14)      Amendment No. 3 to Credit Agreement dated as of December 7,
               1999.
10.24(14)      Amendment No. 4 to Credit Agreement dated as of June 28,
               2000.
10.25(14)      Amendment No. 5 to Credit Agreement dated November 16, 2000.
10.26(14)      Forbearance Agreement, as amended, between the Company and the lenders party thereto
10.27(14)      Purchasing Agreement between Gateway Companies, Inc. and the
               Company dated April 28, 2000
10.28(14)      Common Stock Purchase Agreement made as of May 1, 2000,
               between Gateway Companies, Inc. and the Company
10.29(14)      Employment Agreement between William McDonnell and the
               Company dated February 1, 2000
10.30(14)      Separation Agreement between Jeffrey A. Conway and the
               Company dated as of December 28, 2000.
21(14)         Subsidiaries of the Company
23*            Consent of PricewaterhouseCoopers LLP.

---------------
* Filed herewith

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

(13) Previously filed, as of February 12, 1999, as Exhibit A to the Company's Proxy Statement on Schedule 14A.

(14) Previously filed, as of July 2, 2001, as an exhibit to the Company's Annual Report on Form 10-K.