Form 10-K
RENT WAY INC
filed 2001-12-28
CIK 893046

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based on the closing sales price on December 14, 2001, the aggregate market value of stock held by non-affiliates of the registrant is $148,315,623.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          CLASS                         OUTSTANDING AS OF DECEMBER 14, 2001
       Common Stock                                    24,514,979

                 DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the registrant's definitive proxy statement for its 2002 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

                                                           RENT-WAY, INC.

                                                         TABLE OF CONTENTS




                                                                                                                     PAGE


         CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND FUTURE PROSPECTS...............................1


         PART I

                  Item 1.   Business.............................................................................     2
                  Item 2.   Description of Properties............................................................     8
                  Item 3.   Legal Proceedings....................................................................     9
                  Item 4.   Submission of Matters to a Vote of Security Holders..................................     9

         PART II

                  Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters................     10
                  Item 6.   Selected Financial Data..............................................................     10
                  Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations     12
                  Item 7A.  Quantitative and Qualitative Disclosures About Market Risk...........................     16
                  Item 8.   Financial Statements and Supplementary Data..........................................     18
                  Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.     38

         PART III

                  Item 10.  Directors and Executive Officers of the Registrant...................................     39
                  Item 11.  Executive Compensation...............................................................     39
                  Item 12.  Security Ownership of Certain Beneficial Owners and Management.......................     39
                  Item 13.  Certain Relationships and Related Transactions.......................................     39

         PART IV

                  Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................     40


                  Signatures.....................................................................................     41


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

    The outcome of the class action and derivative lawsuits commenced against Rent-Way and its officers and directors and any proceedings or investigations involving Rent-Way commenced by governmental authorities, including the Securities and Exchange Commission and the United States Department of Justice.

    Rent-Way's ability to develop, implement, and maintain reliable and adequate internal accounting systems and controls.

    Rent-Way's ability to retain existing senior management and attract additional management employees.

    General economic, business, and demographic conditions, including demand for Rent-Way's products and services.

    General conditions relating to the rental-purchase industry and the prepaid local phone service industry, including the impact of state and federal laws regulating or otherwise affecting the rental-purchase and prepaid local phone service transactions.

    Competition in the rental-purchase industry and prepaid local phone service industry, including competition with traditional retailers.

    Rent-Way's ability to enter into and to maintain relationships with vendors of its rental merchandise including its ability to obtain goods and services on favorable credit terms.

    Given these factors, undue reliance should not be placed on any forward-looking statements, including statements regarding Rent-Way's future prospects. These statements speak only as of the date made. Rent-Way undertakes no obligation to update or revise any forward-looking statements whether as a result of new information, the occurrence of future events, or otherwise.

                                     PART I

    ITEM I.  BUSINESS

GENERAL

    Rent-Way, Inc. (the "Company" or "Rent-Way") is the second largest operator in the rental-purchase industry with 1,087 stores in 42 states as of September 30, 2001. The Company offers quality brand name computers, home entertainment equipment, furniture, appliances, and jewelry to customers under full-service, rental-purchase agreements that generally allow the customer to obtain ownership of the merchandise at the conclusion of an agreed upon rental period. The Company also provides prepaid local phone service to consumers on a monthly basis through dPi Teleconnect LLC ("DPI"), its 70%-owned subsidiary. Management believes that these rental-purchase arrangements appeal to a wide variety of customers by allowing them to obtain merchandise that they might otherwise be unable or unwilling to obtain due to insufficient cash resources or lack of access to credit or because they have a temporary, short-term need for the merchandise or a desire to rent rather than purchase the merchandise. The Company operates in two segments: in the rental-purchase industry and, through DPI, in the prepaid local phone service industry.

    The Company's principal executive offices are located at One RentWay Place, Erie, Pennsylvania 16505; and its telephone number is (814) 455-5378. The Company's Internet address is http://www.rentway.com.

ACCOUNTING INVESTIGATION AND RELATED DEVELOPMENTS

    Background. On October 30, 2000, Rent-Way announced that it was investigating certain accounting matters, including potential accounting improprieties. The investigation was conducted by outside counsel to the Company and special counsel to the Audit Committee of the Board with the assistance of forensic accountants from PricewaterhouseCoopers LLP. After evaluating information revealed in the investigation and in the preparation of its fiscal 2000 year end financial statements, the Company restated its previously reported fiscal 1998 and 1999 financial statements and its fiscal 2000 unaudited quarterly financial statements.

    In response to the situation, the Company took the following actions in fiscal 2001:

o        Reduced operating expenses by:

         --  Eliminating certain corporate office expenses;
         -- Reorganizing the store management structure resulting in the elimination of approximately 35-40 management positions;
         -- Establishing and enforcing store staffing levels based on number of accounts and sales volume;

o        Sold, closed or merged 85 under-performing stores;

o        Took steps to increase gross profit margins on rental contracts by:

         -- Increasing weekly rental rates of personal computers to competitive market rates;
         --  Implementing a program to eliminate free Internet service and, over time, replace it with a pre-paid, unlimited Internet product;
         --  Increasing rental rates on certain core products to competitive market rates;
         -- Identifying low end, low margin merchandise and eliminating them from current inventory by authorizing store managers to lower the cash price or normal rental rate and term;
         -- Identifying merchandise that, because of its age and or condition, could not generate normal industry margins and authorizing store managers to lower the cash price or normal rental rate and terms;
         --  Introducing higher end, higher margin merchandise to the stores;

o Developed and implemented a plan to improve accounting systems and controls, including retaining an outside auditing firm to manage the Company's internal audit function;

o Hired John A. Lombardi, a certified public accountant with public company accounting experience, as the Company's new Vice
        President-Controller and Chief Accounting Officer;

o Reduced debt by $77.5 million from $384.5 at December 31, 2000, to $307.0 million at September 30, 2001;

o Negotiated and entered into an amended credit agreement with its bank lenders on October 5, 2001 that provides the Company with sufficient borrowing capacity and revised loan covenants.



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

    In fiscal 2000, the Company acquired 24 stores, 10 of which were acquired from ABC Television and Appliance Rental, Inc., d/b/a Prime Time Rentals in March 2000 and eight of which were acquired from eight separate corporations d/b/a Rent City. The Company also opened 68 new stores in 31 states. In addition, the Company entered into a three-year agreement with Gateway Companies, Inc. in April 2000 to be the exclusive authorized supplier of Gateway personal computers and related peripherals in the rental-purchase industry. As part of this transaction, Gateway invested $7.0 million for 348,910 shares of Rent-Way common stock. In January 2000, the Company acquired a 49% interest in DPI and an additional 21% interest in May 2000 and now owns 70% of the company. DPI offers prepaid local phone service and offers its services to customers whose local phone service has been disconnected. The number of DPI customers has grown from 14,000 at December 31, 1999, to 55,642 as of November 30, 2001.

    In fiscal 2001, the Company acquired two stores from Paradise Valley Holdings, Inc. The Company also opened 32 new stores in 21 states. The Company sold 39 stores in several small transactions and closed or combined 46 underperforming stores.

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

    The Association of Progressive Rental Organizations ("APRO"), the industry's trade association, estimated that at the end of 2000 the U.S. rental-purchase industry comprised approximately 8,000 stores providing 7.0 million products to
3.1 million households. The Company believes that its customers generally have annual household incomes ranging from $20,000 to $40,000. Based on APRO estimates, the rental-purchase industry had gross revenues of $5.3 billion in 2000. Until recently, the rental-purchase industry was highly fragmented. Over the past five years, the industry has experienced significant consolidation and maturation. The two largest national rental-purchase chains, Rent-A-Center and Rent-Way, now operate approximately 42% of total industry stores.

STRATEGY

    The Company's immediate goal is to return to profitability in fiscal 2002, which is the year ending September 30, 2002. Management believes that returning to profitability in fiscal 2002 is a necessary first step in order to position the Company for growth in fiscal 2003 and beyond. In general, the Company intends to continue to implement strategies to achieve 10-12% operating income and an EBITDA run rate of over $85-$95 million by the end of fiscal 2002. EBITDA, as calculated by the Company, includes depreciation of property and equipment, but excludes depreciation of rental merchandise. Management believes that achieving these objectives, among other things, will allow it to obtain more attractive, lower cost financing that will support its future growth.

    Management believes that the Company's success and its ability to achieve profitability in fiscal 2002 depends on successful execution of the following business strategies:

    Customer-Focused Philosophy. Management believes that through the continued adherence to its "Welcome, Wanted and Important" business philosophy, it should be able to increase its new and repeat customer base, and thus the number of units it has on rent, thereby increasing revenues and net income. The "Welcome, Wanted and Important" philosophy is a method by which the Company seeks to create a store atmosphere conducive to customer loyalty. The Company attempts to create this atmosphere through the effective use of advertising and merchandising strategies, by maintaining the clean and well-stocked appearance of its stores and by providing a high level of customer service (such as its toll-free 1-800-RENTWAY comment and complaint line). The Company's advertising emphasizes brand name merchandise from leading manufacturers. In addition, merchandise selection within each product category is periodically updated to incorporate the latest offerings from suppliers. Services provided by the Company to the customer during the term of the contract include home delivery, installation, ordinary maintenance and repair services and pick-up at no additional charge. Store managers also work closely with each customer in choosing merchandise, setting delivery dates and arranging a suitable payment schedule. As part of the "Welcome, Wanted and Important" philosophy, store managers are encouraged and trained to make decisions regarding store operations subject to certain Company-wide operating guidelines and general policies.

    Enhance Branding and Marketing Efforts. The Company is in the process of causing all its stores to operate under the "Rentway" name. This process is expected to be completed by the end of February 2002. Management is also developing a marketing plan aimed at creating dramatic brand differentiation between the Company and its competitors.

    Enhancing the Company's Product Lines--Leveraging Distribution Channel. The Company seeks to provide the rental-purchase customer with the opportunity to obtain high quality, state-of-the-art merchandise by maintaining a broad selection of products representing the latest in technology and style. The Company also believes it has a unique distribution channel to a consumer that is underserved. Accordingly, the Company intends to leverage this distribution channel by identifying opportunities to offer additional higher margin products and services not traditionally offered to the rental-purchase customer.

    Improving Existing Store Performance. The Company intends to continue to focus on improving store operating margins and cash flow by increasing existing rental merchandise usage, controlling expenditures for new rental merchandise and operating expenses and making competitive price increases. The improved cash flow will be used to pay down existing debt. Rental merchandise levels in the stores will be closely monitored. Store managers will encounter greater scrutiny at the regional and corporate level of orders placed for rental merchandise. Before orders are placed, inventory levels will be reviewed against pre-approved standards to prevent the purchase of excess inventory. In order to better control operating expenses, a greater focus will be placed on payroll and store staffing levels. Store staffing level guidelines have been developed to ensure the stores have adequate numbers of employees during peak business hours while minimizing overtime and excess payroll.

    Controlling Corporate Overhead. The Company evaluates, on an ongoing basis, its corporate-level processes, procedures and staffing levels and attempts to achieve increased corporate-level efficiency. As a result of these evaluations, the Company anticipates a reduction of corporate expenditures.

    Monitoring Store Performance. The Company's management information system allows store, regional and corporate-level managers to track rental and collection activity on a daily basis. The system generates detailed reports that track inventory movement by piece and by product category and the number and frequency of past due accounts and other collection activity. Significant upgrades to the store reporting systems were made during fiscal 2001. Timely reports are now generated at the store, regional and corporate level to monitor pricing and gross margin. Payroll reports are monitored on a weekly basis to ensure compliance with mandated store staffing levels.

    In fiscal 2002, the Company intends to upgrade its point of sale software system. This upgrade includes the implementation of a Windows-based program that will allow the Company's stores to take full advantage of the Company's Intranet. In addition, the Company is in final stages of negotiations with two companies regarding the installation of satellite communication technology for its stores. Management believes that, because of the remote locations of some of the Company's stores, satellite connectivity is the best solution for broadband communications. Implementation of this system will facilitate the full use and monitoring of the Company's new computer-based training programs.

    Physical inventories are regularly conducted at each store to ensure the accuracy of the management information system data. Senior management monitors this information to ensure adherence to established operating guidelines. In addition, each store is provided with a monthly profit and loss statement to track store performance. Management believes the Company's management and accounting information systems enhance its ability to monitor and affect the operating performance of existing stores and to integrate and improve the performance of newly acquired stores. In fiscal 2000, the Company enhanced its internal audit program. This program is now under the supervision of an outside auditing firm, Shaffner, Knight & Minnaugh of Erie, Pennsylvania. The internal audit program includes the inspection of a store's cash, fixed assets, and rental merchandise agreements. In addition, the internal auditors ensure compliance of certain Company policies and procedures. Upon the completion of a store audit, a report is generated and circulated to appropriate management personnel. Follow up responses and visits are scheduled as appropriate.

    Results-Oriented Compensation. Management believes that an important reason for the Company's positive store-level financial performance and growth has been the structure of its management compensation system. A significant portion of the Company's regional and store managers' total compensation is dependent upon store performance. Profit incentives when earned can count for as much as 30% of a store manager's pay. Regional and store managers earn incentives by increasing both store revenues and operating profits. As further incentive, the Company grants managers stock options. Management believes that the Company's emphasis on incentive-based compensation is instrumental in the Company's ability to attract, retain, and motivate its regional and store managers.

    Manager Training and Empowerment. The Company constantly updates its training materials and procedures to reflect changing policies, products and services. The Company will launch a new computer based training, or CBT, initiative in early fiscal 2002. The advantage of the CBT format is easy access through the Company intranet and the ease of keeping training materials up to date. All store personnel will be required to complete a variety of job appropriate training programs. Tests will be given at the completion of each stage of training to ensure that the employee comprehends the material.

OPERATIONS

    Company Stores. As of September 30, 2001, the Company operated 1,087 stores in 42 states as follows:


                                    NUMBER OF                        NUMBER OF                          NUMBER OF
                 LOCATION            STORES          LOCATION         STORES           LOCATION          STORES
                 --------            ------          --------         ------           --------          ------
           Texas                       117       Arkansas               34        Iowa                      8
           Florida                     88        Alabama                28        New Mexico                8
           New York                    75        Michigan               27        West Virginia             8
           South Carolina              61        Kansas                 18        Nevada                    6
           Pennsylvania                60        Missouri               18        Vermont                   6
           Ohio                        58        Arizona                17        Delaware                  5
           North Carolina              54        Oklahoma               16        California                4
           Tennessee                   41        Maryland               15        Utah                      4
           Louisiana                   40        Mississippi            15        Washington                4
           Georgia                     39        Maine                  13        Connecticut               3
           Indiana                     37        Massachusetts          13        Oregon                    3
           Illinois                    37        Nebraska               12        Idaho                     2
           Kentucky                    36        New Hampshire           9        Rhode Island              2
           Virginia                    36        Colorado                8        South Dakota              2



    The Company's stores average approximately 3,900 square feet in floor space and are generally located in strip shopping centers in or near low to middle income neighborhoods. Often, such shopping centers offer convenient free parking to the Company's customers. The Company's stores are generally uniform in interior appearance and design and display of available merchandise. The stores have separate storage areas, but generally do not use warehouse facilities. In selecting store locations, the Company uses a variety of market information sources to locate areas of a town or city that are readily accessible to low and middle income consumers. The Company believes that within these areas, the best locations are in neighborhood shopping centers that include a supermarket. The Company believes this type of location makes frequent rental payments at its stores more convenient for its customers. Generally, the Company refurbishes its stores every two to five years.

    Product Selection. The Company offers brand name computers, home entertainment equipment, furniture, major appliances and jewelry. Home entertainment equipment includes television sets, DVDs, VCRs, camcorders and stereos. Major appliances offered by the Company include refrigerators, ranges, washers and dryers. The Company's product line currently includes the Toshiba, Sony, Zenith, RCA, JVC, Phillips and Panasonic brands in home entertainment equipment, the Amana, Crosley, and General Electric brands in major appliances and the Ashley, Bassett, Howard Miller, Catnapper, Progressive and England brands in furniture. The Company closely monitors customer rental requests and adjusts its product mix accordingly.

    For the year ended September 30, 2001, payments under rental-purchase contracts for home entertainment products including computers accounted for approximately 53.5%, furniture for 26.4%, appliances for 15.6%, and jewelry for 4.5% of the Company's rental revenues. Customers may rent either new merchandise or previously rented merchandise. Weekly rentals currently range from $7.99 to $44.99 for home entertainment equipment, from $6.99 to $41.99 for furniture, from $10.99 to $31.99 for major appliances and from $9.99 to $25.99 for jewelry. Gateway computers are offered as low as $19.99 per week. Prepaid Internet access is offered at $10.00 for 10 hours. Previously rented merchandise is typically offered at the same weekly or monthly rental rate as is offered for new merchandise, but with an opportunity to obtain ownership of the merchandise after fewer rental payments.

    Rental-Purchase Agreements. Merchandise is provided to customers under written rental-purchase agreements that set forth the terms and conditions of the transaction. The Company uses standard form rental-purchase agreements, which are reviewed by legal counsel and customized to meet the legal requirements of the various states in which they are to be used. Generally, the rental-purchase agreement is signed at the store, but may be signed at the customer's residence if the customer orders the product by telephone and requests home delivery. Customers rent merchandise primarily on a week-to-week and, to a lesser extent, on a month-to-month basis with rent payable in advance. At the end of the initial and each subsequent rental period, the customer retains the merchandise for an additional week or month by paying the required rent or may terminate the agreement without further obligation. If the customer decides to terminate the agreement, the merchandise is returned to the store and is then available for rent to another customer. The Company retains title to the merchandise during the term of the rental-purchase agreement. If a customer rents merchandise for a sufficient period of time, usually 12 to 24 months, ownership is transferred to the customer without further payments being required. Rental payments are typically made in cash or by check or money order. The Company does not extend credit. See "--Government Regulation."

    Product Turnover. Generally, a minimum rental term of between 12 and 24 months is required to obtain ownership of new merchandise. Based upon merchandise returns for the year ended September 30, 2001, the Company believes that the average period of time during which customers rent merchandise is 17 to 18 weeks. However, turnover varies significantly based on the type of merchandise being rented, with certain consumer electronic products, such as camcorders and VCRs, generally being rented for shorter periods, while computers, appliances and furniture are generally rented for longer periods. Most rental-purchase transactions require delivery and pickup of the product, weekly or monthly payment processing and, in some cases, repair and refurbishment of the product. In order to cover the relatively high operating expenses generated by greater product turnover, rental-purchase agreements require larger aggregate payments than are generally charged under installment purchase or credit plans for similar merchandise.

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

COLLECTIONS

    Management believes that effective collection procedures are important to the Company's success. The Company's collection procedures increase the revenue per product with minimal associated costs, decrease the likelihood of default and reduce charge-offs. Senior management, as well as store managers, uses the Company's computerized management information system to monitor cash collections on a daily basis. In the event a customer fails to make a rental payment when due, store management will attempt to contact the customer to obtain payment and reinstate the contract or will terminate the account and arrange to regain possession of the merchandise. However, store managers are given latitude to determine the appropriate collection action to be pursued based on individual circumstances. Depending on state regulatory requirements, the Company charges for the reinstatement of terminated accounts or collects a delinquent account fee. Such fees are standard in the industry and may be subject to state law limitations. See "--Government Regulation." Despite the fact that the Company is not subject to the federal Fair Debt Collection Practices Act, it is the Company's policy to abide by the restrictions of this law in its collection procedures. Charge-offs due to lost or stolen merchandise and discards were approximately 4.6%, 3.9% and 3.5% of the Company's revenues for the years ended September 30, 2001, 2000, and 1999, respectively. The charge-off rate for chains with over 40 stores reporting to APRO in 2000 was 4.4%.

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

    In December 2000, the Company reorganized its field management structure. Each store manager reports to one regional manager, each of whom typically oversees six to ten stores. Regional managers are primarily responsible for monitoring individual store performance and inventory levels within their respective regions. The Company's regional managers, in turn, report to either a divisional vice president or a regional director who monitor the operations of their divisions and, through their regional managers, individual store performance. The divisional vice presidents and regional directors report to one of two Executive Vice Presidents who monitor the overall operations of their assigned geographic area. The Executive Vice Presidents report to the corporate-level Vice President of Operations who is responsible for overall Company-wide store operations. Senior management at the Company's headquarters directs and coordinates purchasing, financial planning and controls, management information systems, employee training, personnel matters, advertising, and acquisitions. Headquarters personnel also evaluate the performance of each store.

    At the corporate level in fiscal 2001, the Company hired a new Vice President-Controller and Chief Accounting Officer and a new Vice President of Marketing. The Company also promoted an employee to be the new Vice President of Purchasing and promoted an employee to be the new Assistant Controller.



DEVELOPMENT AND IMPLEMENTATION OF EFFECTIVE
INTERNAL ACCOUNTING SYSTEMS AND CONTROLS

    In order to strengthen its internal controls, the Company engaged the firm Shaffner, Knight & Minnaugh, CPAs, Erie, Pennsylvania, in fiscal 2001 to oversee the Company's internal audit function and to monitor compliance with financial reporting and internal controls.

MANAGEMENT INFORMATION SYSTEM

    The Company believes that its proprietary management information system provides it with a competitive advantage over many small rental-purchase operations. The Company uses an integrated computerized management information and control system to track each unit of merchandise, each rental-purchase agreement, and each customer. The Company's system also includes extensive management software and report generating capabilities specifically tailored to the Company's operating procedures. Reports for all stores are reviewed daily by senior management and any issues are addressed the following business day. Each store has the ability to track individual components of revenue, idle items, items on rent, product on order, delinquent accounts and other account and customer information. Management electronically gathers each day's activity report. Company management has access to operating and financial information about any store location or region in which the Company operates and generates management reports on a daily, weekly, month-to-date and year-to-date basis. Utilizing the management information system, senior management, regional managers and store managers can closely monitor the productivity of stores under their supervision as compared to Company-prescribed guidelines. While the Company believes its management information system is competitive to meet its needs for the foreseeable future, the Company is currently developing a new enhanced store-level point of sale system to better leverage changes in technology.

PURCHASING AND DISTRIBUTION

    The Company's general product mix is determined by senior management, based on an analysis of customer rental patterns and introduction of new products on a test basis. Individual store managers are responsible for determining the particular product selection for their store from a list of products approved by senior management. Store managers order products on-line using the Company's intranet. These electronic purchase orders are reviewed, approved and executed through regional managers, divisional vice presidents and the Company's purchasing department to ensure that inventory levels and mix at the store level are appropriate. Merchandise is generally shipped by vendors directly to each store, where it is held for rental. The Company purchases its merchandise directly from manufacturers or distributors. The Company generally does not enter into written contracts with its suppliers. Although the Company currently expects to continue its existing relationships, management believes there are numerous sources of products available to the Company, and does not believe that the success of the Company's operations is dependent on any one or more of its present suppliers.

MARKETING AND ADVERTISING

    The Company promotes its products and services through targeted direct mail, network radio and television advertising and, to a lesser extent, through local radio and secondary print media advertisement. The Company also solicits business from former and prospective customers via telemarketing. The Company's advertisements emphasize product and brand name selection, prompt delivery and repair, and the absence of any down payment, credit investigation or long-term obligation. Advertising expense as a percentage of revenue for the years ended September 30, 2001, 2000 and 1999 were 3.2%, 3.4% and 4.8%, respectively. In addition to the Company's national advertising efforts, the Company has begun development of a local store-marketing plan to allow the stores to leverage market specific knowledge. As the Company obtains new stores in its existing markets, the advertising expenses of each store in the market can be reduced by listing all stores in the same market-wide advertisement. In addition, the Company participates in cooperative advertising programs with many of its major vendors.

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

PERSONNEL

    As of December 5, 2001, the Company had approximately 5,399 employees, 266 of which are located at the corporate headquarters in Erie, Pennsylvania. None of the Company's employees are represented by a labor union. Management believes its relations with its employees are good.
GOVERNMENT REGULATION

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

BUSINESS OF dPi TELECONNECT LLC

    dPi Teleconnect LLC ("DPI") provides local prepaid telephone service on a month-to-month basis to subscribers who have been disconnected by the local telephone company. Generally, this is because they have previously failed to pay a local or long distance phone bill or, due to poor credit, are asked to remit a deposit to their local telephone company which they are unable to do. Because DPI does not require credit checks or deposits, it is an attractive alternative to these customers.

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

    In order to conduct its business, DPI is required to obtain governmental authorization in each state in which it provides local telephone service. At the present time, DPI has obtained or has pending such authorization in 41 states. DPI licenses must be renewed on a periodic basis. In addition to governmental approval, DPI must enter into a resale contract with an ILEC to purchase service for resale. Under applicable federal law, all ILECs are required to negotiate these contracts with CLECs. At the present time, DPI has resale agreements in place with all existing major ILECs and is moving forward on agreements with several smaller regional ILECs. DPI markets and sells its services through a network of agents. The Company, with 780 stores now offering the service, is DPI's largest agent. Customers generally pay the Company and other agents of DPI between $30.00 and $65.00 per month for prepaid local telephone services, depending on area retail pricing and additional feature services. Under the Company's contract with DPI, the Company is entitled to retain 10% of the customer's payments as its agent's fee, which is consistent with the fees retained by DPI's other agents. As of November 30, 2001, DPI had 55,642 customers.

ITEM 2.  DESCRIPTION OF PROPERTIES

    The Company leases substantially all of its store facilities under operating leases that generally have terms of three to five years and require the Company to pay real estate taxes, utilities and maintenance. The Company has optional renewal privileges on most of its leases for additional periods ranging from three to five years at rental rates generally adjusted for increases in the cost of living. There is no assurance that the Company can renew the leases that do not contain renewal options, or that if it can renew them, that the terms will be favorable to the Company. Management believes that suitable store space is generally available for lease and that the Company would be able to relocate any of its stores without significant difficulty should it be unable to renew a particular lease. Management also expects that additional space will be readily available at competitive rates for new store openings. The Company owns its corporate headquarters located in Erie, Pennsylvania, which comprises 74,000 square feet. The Company owns an office building in Erie, Pennsylvania, which was a satellite office of its former headquarters and is now listed for sale. The Company also owns an office building in Erie, Pennsylvania, which is used for record retention and comprises approximately 8,200 square feet. This building is also listed for sale.

ITEM 3.  LEGAL PROCEEDINGS

    Investigations. There are currently pending federal governmental investigations by the SEC and the United States Attorney involving the Company's financial reporting. Rent-Way is cooperating fully in these investigations. The investigations are ongoing and the Company cannot predict their outcomes. If Rent-Way is convicted of any crime or subjected to sanctions, or if substantial penalties, damages or other monetary remedies are assessed against Rent-Way, this could have a material adverse effect on the Company's results of operations, financial condition, and cash flows.

    Securities Litigation. Rent-Way and certain of its current and former officers have been served with a consolidated class action complaint filed in the U.S. District Court for the Western District of Pennsylvania. The complaint alleges that, among other things, as a result of accounting improprieties, the Company's previously issued financial statements were materially false and misleading thus constituting violations of federal securities laws by the Company, by its auditors and by certain officers. The actions allege that the defendants violated Sections 10(b) and/or Section 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. The actions seek damages in unspecified amounts. The actions purport to be brought on behalf of purchasers of the Company's common stock during various periods, all of which fall between December 10, 1998, and October 27, 2000. Rent-Way has filed a motion to dismiss the complaint and continues to evaluate the complaint and possible defenses thereto. Pending determination of the motion to dismiss, the Company's obligation to answer the complaint is stayed.

    Certain of Rent-Way's officers and directors and Rent-Way, as nominal defendant, have been sued in a shareholder derivative action brought on behalf of Rent-Way in the U.S. District Court for the Western District of Pennsylvania. The derivative complaint purports to assert claims on behalf of Rent-Way against the defendants for violation of duties asserted to be owed by the defendants to Rent-Way and which relate to the events which gave rise to the purported class actions described above. All proceedings in the derivative case have been stayed pending the resolution of the class action lawsuit.

    Rent-Way is presently unable to predict or determine the final outcome of, or to estimate the amounts or potential range of loss with respect to, the investigations and the securities litigation described above. Management believes that an adverse outcome with respect to such proceedings could have a material adverse impact on the Company's financial position, results of operations or cash flows.

    Pursuant to its bylaws, Rent-Way is obligated to indemnify its officers and directors under certain circumstances against claims made in the lawsuits. Rent-Way may also be obligated to indemnify certain of its officers and directors for the costs they incur as a result of the investigations and lawsuits.

    Rent-Way is also subject to litigation in the ordinary course of business. In the opinion of management, the ultimate outcome of any existing litigation, other than the investigations and the lawsuits described above, would not have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The 2000 Annual Meeting of Shareholders of the Company was held on September 28, 2001, at the Company's headquarters, One Rentway Place, Erie, Pennsylvania. The only matter voted on at the meeting was the election of two (2) Class I directors of the Corporation to serve until the 2004 Annual Meeting of Shareholders. The results of the vote was as follows:

           Name                  Class         Votes For        Votes Against          Abstentions

William Morgenstern                I           19,854,187         1,183,223             3,472,569
Vincent Carrino                    I           20,784,063           253,347             3,472,569




    On November 20, 2001, Vincent Carrino resigned as a director for personal reasons. The Board of Directors elected John W. Higbee, a retired former audit partner of Arthur Andersen LLP, to fill the vacancy created by Mr. Carrino's resignation. Mr. Higbee will be a Class I director of the Company with a term expiring in 2004. Mr. Higbee will also serve on the Audit Committee of the Board.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is traded on the New York Stock Exchange under the symbol "RWY." The following table sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported on New York Stock Exchange.


                                                            YEAR ENDED             YEAR ENDED
                                                           SEPTEMBER 30,          SEPTEMBER 30,
                                                               2001                   2000
                                                     ---------------------      ---------------
                                                      HIGH           LOW       HIGH           LOW
                              First Quarter.      $   30.25     $  2.6875    $  20.25      $ 13.9375
                              Second Quarter           8.27          4.00       21.00          15.25
                              Third Quarter.          10.90          5.01      30.375          19.50
                              Fourth Quarter           9.60          5.25       32.25          20.00

    As of December 14, 2001, there were 242 shareholders of record of Rent-Way's common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected financial data for the years ended September 30, 1997, 1998, 1999, 2000, and 2001, were derived from the audited financial statements of the Company for those periods. All periods prior to the year ended September 30, 1999, have been restated to reflect the Company's merger with Home Choice in December 1998, which was accounted for as a pooling of interests. The historical financial data are qualified in their entirety by, and should be read in conjunction with, Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements of the Company and notes thereto included elsewhere in this report.



                                                                               YEAR ENDED SEPTEMBER 30,
                                                       --------------------------------------------------------------------
                                                       1997(1)(2)    1998(1)(3)      1999(4)        2000(5)         2001(6)
                                                       ----------    ----------      -------        -------         -------

                                                                    (Dollars in thousands, except per share data)
     STATEMENT OF OPERATIONS DATA:
       Total revenues...............................      $320,330     $436,031       $494,352       $592,686       $654,618
       Operating profit (loss)......................        10,998        8,589         24,674            596        (10,237)
       Income (loss) before extraordinary item......         1,566       (5,819)          (246)       (28,041)       (63,625)
       Net income (loss)............................         1,297       (5,819)          (765)       (28,041)       (63,625)
       Earnings (loss) applicable to common shares..         1,577       (5,819)          (765)       (28,041)       (63,625)
       Basic Earnings Per Share:
         Income (loss) before extraordinary item....      $   0.11    $   (0.29)     $   (0.01)     $   (1.20)     $   (2.60)
         Net income (loss)..........................      $   0.09    $   (0.29)     $   (0.04)     $   (1.20)     $   (2.60)

       Diluted Earnings Per Share:
         Income (loss) before extraordinary item....      $   0.11    $   (0.29)     $   (0.01)     $   (1.20)     $   (2.60)
         Net income (loss)..........................      $   0.09    $   (0.29)     $   (0.04)     $   (1.20)     $   (2.60)
       Weighted average shares outstanding (in thousands):
         Basic......................................        16,653       20,283         21,341         23,314         24,501
         Diluted....................................        16,653       20,283         21,341         23,314         24,501

     BALANCE SHEET DATA:
       Rental merchandise, net......................      $132,393     $175,085       $196,510       $282,052       $218,973
       Total assets.................................       319,849      487,536        609,658        766,311        628,177
       Debt.........................................        96,318      179,603        288,130        387,852        307,009
       Shareholders' equity.........................       183,968      244,090        258,487        267,822        206,042


1) The year ended September 30, 1998 reflects the combination of the preceding twelve-month financial periods for each of Rent- Way and Home Choice. The year ended September 30, 1997 reflects the combination of twelve months ended September 30 for Rent-Way and twelve months ended December 31 for Home Choice.

2) During the year ended September 30, 1997, the Company acquired 214 rental-purchase stores, 70 of which were acquired in February 1997 from Perry Electronics, Inc. d/b/a Rental King, which affects the comparability of the historical financial information for the periods presented.

3) During the year ended September 30, 1998, the Company acquired 250 rental-purchase stores, 50 of which were acquired in January 1998 from Ace Rentals and 145 of which were acquired in February 1998 from Champion, which affects the comparability of the historical financial information for the periods presented.

4) During the year ended September 30, 1999, the Company acquired 275 rental-purchase stores, 250 of which were acquired in September 1999 from RentaVision, which affects the comparability of the historical financial information for the periods presented.

5) During the year ended September 30, 2000, the Company acquired 24 rental-purchase stores and a 70% interest in DPI, which affects the comparability of the historical financial information for the periods presented.

6) During the year ended September 30, 2001, the Company closed, combined or sold 85 stores, which affects the comparability of the historical financial information for the periods presented. In addition, the Company incurred substantial accounting and legal fees in connection with the accounting improprieties investigation, significant default interest and forbearance fees expense, a non-cash expense as a result of adverse changes in the fair value of its interest rate swap portfolio, and the less than historical margins received on the disposition of low margin rental merchandise.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Rent-Way is the second largest operator in the rental-purchase industry with 1,087 stores in 42 states as of September 30, 2001. The Company offers quality brand name home entertainment equipment, furniture, appliances, computers, and jewelry to customers under full-service rental-purchase agreements that generally allow the customer to obtain ownership of the merchandise at the conclusion of an agreed upon rental period. The Company also provides prepaid local phone service to consumers on a monthly basis through DPI. Segment information for the Company is presented in Note 17 of the notes to the financial statements included in this report. The Company has not presented separate information in this Item 7 regarding its prepaid telephone service segment except in the discussion of total revenues and operating income. The Company believes that other items for its prepaid telephone service segment are immaterial.

    Rental-Purchase Acquisitions and Store Openings. Primarily through acquisitions, the number of stores operated by the Company has increased from 869 as of September 30, 1998, to 1,087 as of September 30, 2001. The following table shows the number of stores opened, acquired and/or combined during this three-year period.


                                                                    YEARS ENDED SEPTEMBER 30,
                                       STORES                  1999           2000           2001
                             --------------------------   -------------  -------------  ---------
                             Open at Beginning of Period        869          1,114          1,138
                             Opened....................          12             68             32
                             Acquired..................         275             24              2
                             Locations Sold............          --             (4)           (39)
                             Closed or Combined........         (42)           (64)           (46)
                                                          ----------      ---------     ----------
                             Open at End of Period.....        1,114          1,138          1,087
                             =====================        ==========      =========     ==========

    Fiscal 2001 Acquisitions. On October 19, 2000, the Company acquired from Paradise Valley Holdings, Inc. d/b/a Ace Rentals, two stores, one located in Kentucky and one located in North Carolina with annual revenues of approximately $0.8 million in exchange for consideration of $0.3 million in cash.

    Fiscal 2001 Store Sales, Swaps and Closures or Combinations. On September 24, 2001, the Company sold 27 rental-purchase stores to Rent-A-Center, Inc. ("Rent-A-Center") in exchange for $5.0 million in cash. Pursuant to the terms of the sales agreement, $0.3 million of the sales price was placed in escrow, subject to the terms of the escrow agreement to satisfy sellers' representations and warranties and any sales price adjustments. The Company recognized a gain of $1.9 million as a result of the transaction with Rent-A-Center.

    In April and May 2001, the Company entered into asset purchase and exchange agreements whereby the Company exchanged three stores for two stores and approximately $0.1 in cash. The Company recognized a gain of approximately $0.1 million as a result of these transactions. The Company exchanged assets with a net book value of $0.3 million for assets with a fair value of $0.3 million.

    During 2001, the Company sold nine stores in several transactions in exchange for $0.9 in cash. In connection with these transactions, the Company sold assets with a net book value of $0.8 million and recorded a gain of $0.1 million.

    In addition to the store information discussed above, the following matters should be considered in connection with the discussion of results of operations and financial condition:

o The Company incurred substantial accounting and legal fees and expenses in fiscal 2001 in connection with its accounting investigation and fiscal 2000 audit. The Company incurred $7.9 million of these expenses in fiscal 2001. The Company anticipates incurring additional significant legal and other expenses in connection with the class action litigation and governmental investigations which are ongoing.

o The Company took actions in fiscal 2001 which had the effect of significantly reducing operating income but which management believes were necessary. Among the actions taken were (1) identifying and disposing of store merchandise that did not generate normal industry margins by lowering cash purchase prices or rental rates and terms, (2) writing off store merchandise that could not be sold or rented on these lower terms or met certain age or condition criteria of approximately $2.1 million and (3) closing or combining 46 stores which resulted in charges for early termination of store leases and fixed asset write-offs of approximately $4.3 million.

o The Company paid approximately $13.2 million to its bank lenders in fiscal 2001 in the form of default interest and forbearance fees.

o The Company incurred a non-cash expense of $12.6 million as a result of adverse changes in the fair value of its interest rate swap portfolio in accordance with Statement of Financial Standard No. 133 (See Note 9).

RESULTS OF OPERATIONS

    As an aid to understanding the Company's operating results, the following table expresses certain items of the Company's Consolidated Statements of Operations for the years ended September 30, 2001, 2000 and 1999 as a percentage of total revenues.


                                                                  YEARS ENDED SEPTEMBER 30,

                                                              2001            2000          1999
                                                          ------------    ------------  --------

                   Revenues:
                    Rental.............................         80.8%           84.2%         86.4%
                     Prepaid phone service.............          5.3             1.5           --
                     Other.............................         13.9            14.3          13.6
                                                          ----------      ----------    ----------
                        Total revenues.................        100.0           100.0         100.0
                   Costs and operating expenses:
                     Depreciation and amortization:
                       Rental merchandise..............         30.7            26.5          25.3
                       Property and equipment..........          4.8             4.3           3.9
                       Amortization of goodwill........          2.2             2.3           2.0
                     Cost of prepaid phone service.....          3.1             1.0           --
                     Salaries and wages................         24.3            25.5          26.3
                     Advertising, net..................          3.2             3.4           4.9
                     Occupancy.........................          7.8             7.7           6.6
                     Business combination costs........          --              --            3.6
                     Other operating expense...........         25.5            29.1          22.5
                                                          ----------      ----------    ----------
                        Total costs and operating              101.6            99.8          95.1
                          expenses.....................
                     Operating income (loss)...........         (1.6)            --            5.0
                     Interest expense..................         (6.5)           (5.0)         (3.5)
                     Equity in loss of subsidiary......          --             (0.1)          --
                     Other income (expenses), net......         (1.6)            0.3          (0.1)
                                                          -----------     ----------    -----------
                      Income (loss) before income taxes
                        and extraordinary item.........         (9.7)           (4.8)          1.4

                     Income tax expense (benefit)......           --            (0.1)          1.5
                                                          ----------      -----------   ----------
                     (Loss) before extraordinary item..         (9.7)           (4.7)         (0.1)
                     Extraordinary item................           --              --          (0.1)
                                                          ----------      ----------    -----------
                        Net (loss).....................         (9.7%)          (4.7%)        (0.2%)
                                                          ============    ============  ============



FISCAL 2001 COMPARED TO FISCAL 2000

    Total Revenues. Total revenues increased $61.9 million, or 10.4%, to $654.6 million from $592.7 million. The increase is attributable to the inclusion of a full year's results for the stores acquired and opened in fiscal 2000, a partial year's operations for the stores acquired and opened in fiscal 2001, a full year's results for DPI, and increased revenues in the Company's core stores offset by the revenue lost from stores closed or merged. DPI revenue accounted for $25.5 million, or 41.2%, of the increase. Stores acquired in fiscal 2000 acquisitions accounted for $5.7 million, or 9.2%, of the increase. Stores opened in fiscal 2000 and 2001 accounted for $30.3 million, or 48.9%, of the increase. Stores acquired in fiscal 2001 accounted for $0.7 million, or 1.1%, of the increase. The Company's core stores accounted for $13.7 million, or 22.1%, of the increase. These increases were offset by a loss of $14.0 million in revenue that resulted from closed, combined, and sold stores. Same store revenues increased 2.0%. This increase in same store revenues is primarily due to increased computer revenues, prepaid phone service revenues, and merchandise sales revenue. The Company expects increased same store revenues in fiscal 2002 due to, among many other factors, the addition of new products and services. Management believes that opportunities exist to provide additional non-traditional merchandise and services to its customers.

    Depreciation and Amortization. Depreciation expense related to rental merchandise increased to 30.7% as a percentage of total revenues from 26.5%. This increase is primarily due to the depreciation expense related to computers and the merchandise reduction initiatives undertaken by the Company. Computers (Gateway computers were added to the Company's product line in June 2000) are depreciated on a straight-line basis over 12 to 24 months, depending on the type of computer. In late fiscal 2001, the Company undertook merchandise reduction sales initiatives to rid the system of lower margin merchandise. As a result of this initiative, the margin on merchandise sales decreased. In fiscal 2001, the Company recorded merchandise sales of $14.2 million with a remaining value on items sold of $18.4 million, or a margin of ($4.2 million). In fiscal 2000, the Company recorded sales of $12.3 million with a remaining value of $10.9 million, or a margin of $1.4 million. The remaining value of merchandise sold is included in depreciation expense. The Company expects depreciation expense as a percentage of total revenues to decrease in fiscal 2002 as product margins improve due to enhanced rental rates and turns.

    Depreciation expense related to property and equipment increased to 4.8% as a percentage of total revenues from 4.3%. This increase is due to the build-outs for new stores and remodels for stores acquired since June 2000.


    Amortization of goodwill decreased to 2.2% as a percentage of total revenues from 2.3%. This decrease is due to the amortization of a relatively fixed goodwill amount over an increased revenue base.

    Salaries And Wages. Salaries and wages increased by $8.0 million to $158.9 million from $150.9 million primarily due to the addition of a full year's salaries and wages for stores opened and acquired in 2000. Salaries and wages decreased to 24.3% as a percentage of total revenues from 25.5%. This decrease is due to the Company's efforts to better manage store staffing levels and overtime. It is also the result of a reduction in corporate staffing levels.

    Advertising. Advertising expense increased from $20.1 million in 2000 to $20.8 million in 2001, but decreased from 3.4% as a percentage of total revenues to 3.2%. This decrease as a percentage of total revenues is due to the Company's ability to spread these costs over a greater revenue base.

    Occupancy. Occupancy expense increased to $51.3 million from $45.8 million primarily due to the addition of the stores opened and acquired in fiscal 2000 and 2001. This increase is also due to $3.0 million recorded in association with lease terminations for the stores closed, combined or sold.

    Other Operating Expenses. Other operating expenses decreased by $5.7 million and decreased to 25.5% as a percentage of total revenue from 29.1%. The decrease in other operating expenses includes decreases in write-offs of property and equipment, payroll taxes, office supplies, state and local taxes, travel and entertainment expenses, bank charges, moving expenses, training and conference expenses, and postage. After the discovery of the accounting improprieties, management began examining and evaluating all processes and costs to eliminate redundancies, inefficiencies, and any unnecessary costs. Management plans to continue these efforts in fiscal 2002 to further reduce these operating costs. Offsetting these reductions in other operating expenses are increased accounting, legal and professional fees. The Company has incurred greater fees for these services as a result of the investigations into the accounting improprieties. These accounting and legal fees amounted to $7.9 million. Included in other operating expenses is $2.1 million for the write-off of rental merchandise due to age or condition in fiscal 2001.

    Operating Income (Loss). Operating income declined to a loss of $10.2 million in 2001 as compared to operating income of $0.6 million in 2000. The rental-purchase rental segment had an operating loss of $14.0 million while the prepaid telephone service segment had an operating income of $3.8 million. The decrease is the result of the factors discussed above.

    Interest Expense. Interest expense increased to 6.5% from 5.0% of total revenues. $10.6 million of this increase is due to a higher effective interest rate charged during the period the Company was in default under its bank credit facility and forbearance fees expense of $2.6 million.

    Other Income (Expense), Net. Other expense was $10.8 million in fiscal 2001 compared to income of $1.7 million in fiscal 2000. In fiscal 2001, the Company adopted SFAS No. 133. Under SFAS No. 133, the Company was required to record the fair value of its interest rate swaps as an asset. On October 1, 2000, an asset was recorded in the amount of $2.5 million. An adverse change in fair value of the interest rate swap portfolio amounting to $12.6 million for the year ended September 30, 2001, was charged to other expense. Offsetting this amount are gains on the sale of stores. The Company entered into several small transactions to sell 39 under-performing stores. The Company recognized a net gain of $2.1 million on these store sale transactions.

    Income Tax Expense. In fiscal 2001, the tax benefit for losses has been fully offset by the valuation allowance. There is no tax benefit since all opportunities for loss carrybacks have been previously utilized. In fiscal 2000, a tax benefit of $.2 million was recorded. The net deferred tax asset of $34.2 million for fiscal 2001 and the net deferred tax asset of $10.0 million for fiscal 2000 have been fully offset by a valuation allowance based on management's determination that it is more likely than not that the net deferred tax assets may not be realized. The Company's federal and state tax benefit in fiscal 2001 and fiscal 2000 is lower than the statutory rate primarily due to the deferred tax valuation allowance and nondeductible goodwill.

    Net Loss. Net loss increased by $35.6 million as a result of the factors described above.

FISCAL 2000 COMPARED TO FISCAL 1999

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

    Other Operating Expenses. Other operating expenses increased by $61.5 million and increased to 29.1% as a percentage of total revenue from 22.5%. The increase in other operating expenses includes increases in rental merchandise losses, automotive expenses, payroll taxes, service repairs, write-offs of property and equipment, health and disability insurance, utilities, and state and local taxes. Included in other operating expenses is $2.8 million for the write-off of rental merchandise that was over 365 days idle as of December 31, 2000. The increase in other operating costs is the result of the significant increase in the number of stores in 2000 combined with the accounting improprieties, which hid from management the true increase in these cost areas.

    Operating Income. Operating income declined to $0.6 million in 2000 as compared to operating income of $24.7 million in 1999, which was after business combination costs of $18.2 million. The rental-purchase rental segment had operating income of $4.5 million while the prepaid telephone service segment had an operating loss of $3.9 million. The decrease is the result of the factors discussed above.

    Interest Expense. Interest expense increased to 5.0% from 3.5% of total revenues. The increase is due to the increased borrowings by the Company for the RentaVision acquisition and to fund operations during 2000.

    Income Tax Expense. A tax benefit of $0.2 million and tax expense of $7.2 million has been reflected for fiscal 2000 and fiscal 1999, respectively. The net deferred tax asset of $10.0 million in fiscal 2000 has been fully offset by a valuation allowance based on management's determination that is more likely than not that the deferred tax assets will not be realized. The Company has generated tax losses in fiscal 2000 and fiscal 1999 and intends to file amended returns and carryback these net operating losses against taxable income in prior years to the fullest extent possible. The Company's tax benefit in fiscal 2000 is lower than the statutory rate primarily due to the deferred tax valuation allowance and nondeductible goodwill. The tax expense in fiscal 1999 is higher than the statutory rate primarily due to nondeductible acquisition costs and nondeductible goodwill.

    Net Loss. Net loss increased by $27.3 million as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's capital requirements relate primarily to purchasing additional rental merchandise and replacing rental merchandise that has been sold or is no longer suitable for rent. During early fiscal 2001, as a result of the accounting matters described above, the Company became in default of several of the covenants contained in its bank credit facility including, without limitation, the covenants regarding maximum leverage ratio, minimum interest coverage ratio, minimum net worth, fixed charge coverage ratio, and rental merchandise usage and the covenants regarding delivery of monthly, quarterly and annual financial statements of the Company and operated under forbearance agreements with its bank lenders through October 5, 2001. The Company's ability to borrow funds under these forbearance agreements was limited. The Company obtained an amended credit facility on October 5, 2001, that provides the Company with sufficient borrowing capacity and revised loan covenants. The Company projects it will be in compliance with these revised loan covenants throughout fiscal year 2002. As a result of the new amendment, the Company will incur a non-cash charge of $3.8 million, in the first quarter of fiscal year 2002 related to the write off of a portion of the bank fees associated with previous amendments to the facility.

    The Company generated $94.6 million in cash from operating activities in fiscal 2001 compared to $66.2 million in cash used in operating activities in fiscal 2000. This increase is principally due to a $99.0 million decrease in rental merchandise purchases, a $49.8 million increase in depreciation and amortization, a $30.8 million decrease in rental merchandise deposits and credits due from vendors, a $12.4 million decrease in income tax receivable, and a $22.1 million increase in other liabilities offset by a $35.6 million increase in net loss and a $22.1 million decrease in accounts payable.

    Net cash used in investing activities decreased $ 46.9 million to $1.9 million in fiscal 2001 compared to $48.8 million in fiscal 2000. Capital expenditures in fiscal 2001 included the acquisition of 2 stores and opening of 21 stores. The Company also sold 39 stores in several transactions. Capital expenditures in fiscal 2000 included the acquisition of 24 stores in six separate transactions and opening of 68 new stores. The Company also purchased a 70% interest in DPI for $7.5 million. The Company also completed a 40,000 square foot addition to its current corporate headquarters facility on October 15, 2000. The cost was approximately $2.7 million. The Company funded this project with borrowings on its senior credit facility.

    The Company used $92.8 million in cash in financing activities in fiscal 2001 compared to $117.0 million in cash provided by financing activities in fiscal 2000. The Company used improved cash flow to pay down debt.

    On October 5, 2001, the Company amended its credit facility with a syndicate of banks led by National City Bank of Pennsylvania. The credit facility, co-led by National City Bank, acting as administrative agent, Bank of America, N.A., acting as documentation agent, and Bank of Montreal and Harris Trust and Savings Bank, acting as syndication agents, provided for loans and letters of credit up to $363.6 million consisting of revolving loans and letters of credit of up to a maximum of $75.0 million and varying based on the applicable period, and two term loans designated as Term Loan A for $117.6 million and Term Loan B for $171.0 million. Borrowings under the credit facility bear interest at the Company's option either at a base rate or a euro-rate. The credit facility expires December 31, 2003. Under the euro-rate option, the Company borrows money based on the London Interbank Offered Rate plus 550-600 basis points. Under the base rate option, the Company borrows money based on the prime interest rate plus 4.5% to 5.5%. In addition, payment-in-kind interest at a rate of 200 to 500 basis points per annum is due and payable in cash on the maturity date of the term loans. The payment-in-kind margin is determined based on the ratio of debt to cash flows from operations during the period. The credit facility requires the Company to meet certain financial covenants and ratios including maximum leverage, minimum interest coverage, minimum tangible net worth, fixed charge coverage, and rental merchandise usage ratios. In addition, in the event that the leverage ratio as measured at June 30, 2003, for the four fiscal quarters then ended, is equal to or greater than 2.25 to 1.00, the Company will issue warrants to the lenders for the purchase of the Company's common stock. The shares of common stock which will be obtained by the lenders upon the exercise of the warrants shall equal 15% of the total outstanding voting power of all the outstanding shares of the Company immediately prior to the exercise of the warrants.

    The Company has also incurred costs of $7.9 million in fiscal 2001 in connection with the process of reviewing its financial reporting matters, the investigations of the accounting improprieties and the preparation of its audited financial statements. In addition, the Company incurred $2.6 million in forbearance fees expense during the period the Company was in default under its bank credit facility. The Company anticipates that it will continue to incur significant legal and other expenses in connection with the ongoing investigations and litigation to which it is subject.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's major market risk exposure is primarily due to possible fluctuations in interest rates. As of September 30, 2001, the Company had $306.4 million in loans with floating interest rates indexed to current LIBOR and prime rates. Because the floating rates expose the Company to the risk of increased interest cost if interest rates rise, the Company began a policy in 1998 of managing interest rate risk by utilizing interest rate swap agreements to convert a portion of the floating interest rate loans to fixed interest rates. As of September 30, 2001, the Company has $183.6 million in interest rate swap agreements that fix in a LIBOR rate ranging from 5.09% to 6.97%. This effectively fixes the interest rate on $183.6 million of loans, thus hedging this risk. These interest rate swap agreements have maturities ranging from 2002 to 2005.

    Given the Company's current capital structure, including interest rate swap agreements, there is $122.8 million, or 40.1% of the Company's total debt, in floating rate loans. A hypothetical 100 basis point change in the LIBOR rate would affect pre-tax earnings by approximately $1.2 million.

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

    During the year ended September 30, 2001, the costs of rental merchandise, store lease rental expense and salaries and wages have increased modestly. These increases have not had a significant effect on the Company's results of operations because the Company has been able to charge commensurately higher rental for its merchandise. This trend is expected to continue in the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS

    In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is currently evaluating the provisions of this statement.

    In June 2001, FASB issued Statement of financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently evaluating the provisions of this statement.

    In June 2001, FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142"). SFAS No. 142 requires the cessation of amortization of goodwill and other indefinite-lived intangibles on the balance sheet. Goodwill on the balance sheet must instead be tested for impairment at least annually. The Company expects to early adopt SFAS No. 142 effective October 1, 2001, and is in the process of evaluating the impact of adopting this statement.

    In June 2001, FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. The Company is currently evaluating the provisions of this statement.

    In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires the recognition of the fair value of all derivative instruments on the balance sheet. The Company adopted SFAS No. 133 and the corresponding amendments under SFAS No. 138 effective October 1, 2000. As a result of the adoption, the Company recognized the fair value of its interest rate swap portfolio on its balance sheet as an asset amounting to $2.5 million. Subsequent adverse changes in fair value of the interest rate swap portfolio amounting to $12.6 million for the year ended September 30, 2001, was charged to the Company's Consolidated Statements of Operations (See Note 9.)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                             PAGE
                           Index to Financial Statements
                                  Report of Independent Accountants......................     19
                                  Financial Statements:
                                    Consolidated Balance Sheets, September 30, 2001 and
                                            2000.........................................     20
                                    Consolidated Statements of Operations, Years Ended
                                      September 30, 2001, 2000, 1999.....................     21
                                    Consolidated Statements of Shareholders' Equity,
                                      Years Ended September 30, 2001, 2000, 1999.........     22
                                    Consolidated Statements of Cash Flows, Years Ended
                                      September 30, 2001, 2000, 1999.....................     23
                                    Notes to Consolidated Financial Statements...........     24


                                 RENT-WAY, INC.

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF RENT-WAY, INC.:

    In our opinion, the consolidated financial statements listed in the index appearing under Item 8 on page 18 present fairly, in all material respects, the financial position of Rent-Way, Inc. and its subsidiaries at September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    As discussed in the Note 9 to the consolidated financial statements, the Company adopted the Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives Instruments and Hedging Activities," effective October 1, 2000.


    PricewaterhouseCoopers LLP

    Cleveland, Ohio
    December 20, 2001



                                                                  RENT-WAY, INC.

                                                          CONSOLIDATED BALANCE SHEETS
                                                 (all dollars in thousands, except share data)


                                                                                           SEPTEMBER 30,
                                                                                      2001             2000


                 ASSETS
                 Cash and cash equivalents..................................        $  10,515        $  10,654
                 Prepaid expenses...........................................           13,534           13,997
                 Income tax receivable......................................            8,239           20,607
                 Rental merchandise, net....................................          218,973          282,052
                 Rental merchandise deposits and credits due from vendors...            2,486           33,289
                 Deferred income taxes, net of valuation allowance of $34,198
                   and $10,050 in 2001 and 2000, respectively...............               --               --
                 Property and equipment, net................................           68,792           78,408
                 Goodwill, net of accumulated amortization of $53,356 and
                   $39,982,respectively.....................................          293,166          307,690
                 Deferred financing costs, net of accumulated amortization of
                   $1,816 and $853, respectively..............................          4,136            5,068
                 Non-compete agreements and prepaid consulting fees, net of accumulated amortization of $12,057 and $10,304,
                      respectively............................................          1,693            3,236
                 Other assets...............................................            6,643           11,310
                                                                                    ---------        ---------
                                                                                    $ 628,177        $ 766,311
                                                                                    =========        =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY
                 Liabilities:
                 Accounts payable...........................................        $  24,212        $  42,750
                 Other liabilities..........................................           90,914           67,887
                 Debt.......................................................          307,009          387,852
                                                                                    ---------        ---------
                                                                                      422,135          498,489
                 Commitments and contingencies (Note 10)....................               --               --

                 Shareholders' equity:
                 Preferred stock, without par value; 1,000,000 shares
                 authorized; no shares issued and outstanding at
                   September 30, 2001 and 2000, respectively................               --               --
                 Common stock, without par value; 50,000,000 shares
                 authorized; 24,509,978 and 24,459,573 shares issued and
                   outstanding at September 30, 2001 and 2000, respectively.          295,610          295,185
                 Loans to shareholders......................................             (924)            (690)
                 Accumulated other comprehensive income.....................            1,654               --
                 Retained earnings (accumulated deficit)....................          (90,298)         (26,673)
                                                                                    ---------        ---------
                   Total shareholders' equity...............................          206,042          267,822
                                                                                    ---------        ---------
                                                                                    $ 628,177        $ 766,311
                                                                                    =========        =========

                        The accompanying notes are an integral part of these financial statements.




                                                         RENT-WAY, INC.

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (all dollars in thousands, except per share data)

                                                                              FOR THE YEARS ENDED SEPTEMBER 30,
                                                               ----------------------------------------------------------
                                                                       2001                  2000                 1999
                                                               --------------------  --------------------    ------------

     REVENUES:
     Rental................................................          $528,995              $498,876             $427,094
     Prepaid phone service.................................            34,739                 9,244                   --
     Other revenues........................................            90,884                84,566               67,258
                                                                     --------              --------             --------
       Total revenues......................................           654,618               592,686              494,352
     COSTS AND OPERATING EXPENSES:
     Depreciation and amortization:
       Rental merchandise..................................           201,233               157,278              124,957
       Property and equipment..............................            31,066                25,660               19,035
       Amortization of goodwill............................            14,669                13,855                9,837
     Cost of prepaid phone service.........................            19,976                 5,988                   --
     Salaries and wages....................................           158,898               150,933              130,194
     Advertising, net......................................            20,846                20,075               24,023
     Occupancy.............................................            51,348                45,787               32,790
     Business combination costs............................                --                    --               17,726
     Other operating expenses..............................           166,819               172,514              111,116
                                                                     --------              --------             --------
     Total costs and operating expenses....................           664,855               592,090              469,678
                                                                     --------              --------             --------
          Operating income (loss)..........................           (10,237)                  596               24,674

     OTHER INCOME (EXPENSE):
     Interest expense......................................           (41,738)              (29,439)             (16,921)
     Equity in loss of subsidiary..........................                --                  (573)                  --
     Amortization--deferred financing costs................            (1,115)                 (654)                (422)
     Interest income.......................................               259                   126                   38
     Other income (expense), net...........................           (10,794)                1,703                 (396)
                                                                     ---------             --------             --------
     Income (loss) before income taxes and
      extraordinary item...................................           (63,625)              (28,241)               6,973
     Income tax expense (benefit) (Note 11)................                --                  (200)               7,219
                                                                     --------              --------             --------
     Loss before extraordinary item........................           (63,625)              (28,041)                (246)
     Extraordinary item (Note 1)...........................                --                    --                 (519)
                                                                     --------              --------             --------
          Net loss.........................................          $(63,625)             $(28,041)            $   (765)
                                                                     ========              ========             ========
     LOSS PER COMMON SHARE:
     Basic loss per share
          Loss before extraordinary item...................          $   (2.60)            $   (1.20)           $   (0.01)
                                                                     =========             =========            =========
          Net loss.........................................          $   (2.60)            $   (1.20)           $   (0.04)
                                                                     =========             =========            =========

      Diluted loss per share
          Loss before extraordinary item...................          $   (2.60)            $   (1.20)           $   (0.01)
                                                                     =========             =========            =========
          Net loss.........................................          $   (2.60)            $   (1.20)           $   (0.04)
                                                                     =========             =========            =========
     Weighted average number of shares outstanding (in thousands):
          Basic............................................             24,501                23,314               21,341
                                                                     =========             =========            =========
          Diluted..........................................             24,501                23,314               21,341
                                                                     =========             =========            =========

                               The accompanying notes are an integral part of these financial statements.


                                                                 RENT-WAY, INC.

                                             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                          FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999
                                               (all dollars and shares in thousands)


                                                           COMMON STOCK             ACCUMULATED     RETAINED
                                                                                       OTHER        EARNINGS               TOTAL
                                                                       LOANS TO    COMPREHENSIVE   (ACCUMULATED       SHAREHOLDERS'
                                                   SHARES   AMOUNT   SHAREHOLDERS      INCOME        DEFICIT)             EQUITY
                                                 --------  --------  ------------  -------------   -----------        -------------


Balance at September 30, 1998..................  $ 21,060  $241,957  $     --      $        --    $       2,133          $ 244,090
                                                 --------  --------  --------      -----------    -------------           --------
  Net loss.....................................        --        --        --               --             (765)              (765)
  Purchases of business (Note 4)...............       503    10,102        --               --               --             10,102
  Issuance of common stock to 401(k) Plan
      (Note 15)................................        18       351        --               --               --                351
  Issuance of common stock under stock
     Option plans including tax benefit(Note 13)      395     5,071      (354)              --               --              4,717
  Interest on loans to directors  (Note 12)....        --        --        (8)              --               --                 (8)
                                                 --------  --------  --------      -----------    -------------          ---------


Balance at September 30, 1999..................    21,976   257,481      (362)              --            1,368            258,487
                                                 --------  --------  --------      -----------    -------------          ---------
  Net loss.....................................        --        --        --               --          (28,041)           (28,041)
  Issuance of common stock to 401(k) plan
       (Note 15)                                       46     1,025        --               --               --              1,025
  Issuance of common stock under stock
    Option plans (Note 13).....................       621     8,400      (902)              --               --              7,498
  Payment of loans by directors (Note 12)......       (25)       --       649               --               --                649
  Interest on loans to directors  (Note 12)....        --        --       (75)              --               --                (75)
  Conversion  of convertible debt .............     1,495    20,000        --               --               --             20,000
  Write-off deferred financing cost on
    convertible debt...........................        --      (715)       --               --               --               (715)
  Issuance of common stock to Gateway (Note 14)       349     9,038        --               --               --              9,038
  Purchase of business (Note 4)................         2        50        --               --               --                 50
  Repurchase of common stock  .................        (5)      (94)       --               --               --                (94)
                                                 --------  --------  --------      -----------    -------------          ---------

Balance at September 30, 2000..................    24,459   295,185      (690)              --           (26,673)          267,822
  Comprehensive income:
    Net loss...................................        --        --        --               --          (63,625)           (63,625)
    Recording of swap transitional asset(Note 9)       --        --        --            2,510               --              2,510
    Amortization of swap transitional asset
       (Note 1).................................       --        --        --             (856)              --               (856)
  Issuance of common stock to 401(k) plan(Note 15)     45       299        --               --               --                299
  Issuance of common stock under stock
    option plans (Note 13).....................         6       126        --               --               --                126
  Issuance of loans to directors to exercise
     stock options (Note 12)...................        --        --      (159)              --               --               (159)
  Payment of loans by directors (Note 12)......        --        --         2               --               --                  2
  Interest on loans to directors  (Note 12)....        --        --       (77)              --               --                (77)
                                                ---------  --------  --------      -----------    -------------     ---------------
Balance at September 30, 2001..................    24,510  $295,610  $   (924)     $     1,654    $     (90,298)    $      206,042
                                                =========  ========  ========      ===========    =============     ==============




                               The accompanying notes are an integral part ofthese financial statements.


                                                                RENT-WAY, INC.

                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (all dollars in thousands)

                                                                              FOR THE YEARS ENDED SEPTEMBER 30,
                                                                    ------------------------------------------------
                                                                       2001                  2000                   1999
                                                               --------------------  --------------------      ------------

     OPERATING ACTIVITIES:
     Net loss...............................................        $  (63,625)           $  (28,041)          $     (765)
     ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED BY
       (USED IN) OPERATING ACTIVITIES:
       Depreciation and amortization........................           247,227               197,447              154,250
       Deferred income taxes................................                --                    98                6,330
       Deferred financing costs write-off...................                --                    --                  865
       Issuance of common stock to 401(k) plan..............               299                 1,025                  351
       Write-off of property and equipment..................             4,454                12,896                2,265
       Gain on sale of assets...............................            (2,172)                   --                   --
       Other................................................                --                   (64)                  --
     CHANGES IN ASSETS AND LIABILITIES:
       Prepaid expenses.....................................               463                (6,868)                 324
       Rental merchandise...................................          (141,858)             (240,829)            (132,552)
       Rental merchandise deposits and credits due
         from vendors.......................................            30,803               (33,289)                  --
       Income tax receivable................................            12,368               (15,639)                (663)
       Other assets.........................................             6,677                (3,242)               6,578
       Accounts payable.....................................           (22,105)               27,996              (10,259)
       Income taxes payable.................................                --                    --                 (119)
       Other liabilities....................................            22,088                22,322               (5,439)
                                                                    ----------            ----------           ----------
          Net cash provided by (used in) operating
            activities......................................            94,619               (66,188)              21,166
                                                                    ----------            ----------           ----------
     INVESTING ACTIVITIES:
       Purchase of businesses, net of cash acquired.........              (658)              (14,484)             (69,598)
       Purchases of property and equipment..................            (9,802)              (34,276)             (19,139)
       Proceeds from sale of assets.........................             8,512                    --                   --
                                                                    ----------            ----------           ----------
          Net cash used in investing activities.............            (1,948)              (48,760)             (88,737)
                                                                    ----------            ----------           ----------
     FINANCING ACTIVITIES:
       Book overdraft.......................................             3,567                (1,107)              (4,808)
       Proceeds from borrowings.............................           506,720               132,431              575,264
       Payments on borrowings...............................          (602,806)              (26,952)            (500,834)
       Deferred financing costs.............................              (183)               (2,705)              (3,444)
       Issuance of common stock.............................               126                 8,243                4,713
       Issuance of common stock to Gateway..................                --                 7,000                   --
       Purchase of common stock.............................                --                   (94)                  --
       Loans to shareholders................................              (234)                   --                   --
       Payment of loans by directors........................                --                   140                   --
                                                                    ----------            ----------           ----------
          Net cash provided by (used in) financing activities          (92,810)              116,956               70,891
                                                                    ----------            ----------           ----------
          Increase (decrease) in cash and cash equivalents                (139)                2,008                3,320
     Cash and cash equivalents at beginning of year.........            10,654                 8,646                5,326
                                                                    ----------            ----------           ----------
     Cash and cash equivalents at end of year...............        $   10,515            $   10,654           $    8,646
                                                                    ==========            ==========           ==========


                               The accompanying notes are an integral part of these financial statements.

                                 RENT-WAY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (all dollars in thousands, except share and per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

    The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant inter-company transactions and balances have been eliminated.

    On December 10, 1998, Rent-Way completed a merger with Home Choice Holdings, Inc. ("Home Choice") (see Note 4). Prior to the merger, Home Choice's year end was December 31. As a result of the merger, accounted for as a pooling of interest, Rent-Way's financial statements were restated to retroactively combine Rent-Way with Home Choice as if the merger had occurred at the beginning of the earliest period presented.

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

    The Company uses the units of activity depreciation method for all rental merchandise except computers. Under the units of activity method, rental merchandise is depreciated as revenue is collected. This rental merchandise is not depreciated during periods when it is not on rent and therefore not generating rental revenue. Computers, added to the Company's product line in June 1999, are principally depreciated on the straight-line basis beginning on acquisition date over 12 months to 24 months, depending on the type of computer.

    VOLUME REBATES. The Company participates in volume rebate programs with some of its rental merchandise suppliers. On an annual basis, management calculates the amount of the rebate and submits a request for payment. Upon receipt of the rebate, the Company records deferred income. The rebate is amortized on a straight-line basis over 18 to 20 months commencing on the date cash is received and is recorded as an offset to rental merchandise depreciation expense.

    PREPAID PHONE SERVICE. Prepaid phone service is provided to customers on a prepaid month-to-month basis. Prepaid phone service revenues are comprised of monthly service revenues and activation revenues. Monthly service revenues are recognized on a straight-line basis over the related monthly service period, commencing when the service period begins. The cost of monthly service is also recognized over the monthly service period and is included in "cost of prepaid phone service" in the Statement of Operations. Activation revenues are recognized on a straight-line basis over the average life of the customer relationship. Activation costs are expensed as incurred and are included in "cost of prepaid phone service" in the Statement of Operations.

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

    Supplemental disclosures of cash flow information for the years ended September 30, 2001, 2000, and 1999, are as follows:

                                                                       2001              2000            1999
                                                                  -------------    ---------------    ----------


           CASH PAID DURING THE YEAR FOR:
             Interest.........................................       $ 30,847         $ 27,272         $16,019
             Income taxes, net of refunds.....................        (12,368)          14,451             718


           NONCASH INVESTING ACTIVITIES:
             Assets acquired by assumption of liabilities in
               purchase business combinations (Note 4)........       $     --         $    368         $ 6,272
             Assets acquired under capital lease (Note 10)....         18,692           12,620          21,899
           NONCASH FINANCING ACTIVITIES:
             Common stock issued in purchase business
               combinations (Note 4).........................        $     --         $     50         $10,102

             Issuances of common stock to 401(k) plans (Note 15)          299            1,025             351
             Loans to directors for exercise of stock options              --              902             354
               (Note 12)
             Receipt of stock for repayment of directors loans             --              488              --
             Conversion of convertible debt, net of deferred
              financing costs (Note 8)........................             --           19,285              --
             Gateway exclusivity arrangement..................             --            2,038              --



    PROPERTY AND EQUIPMENT AND RELATED DEPRECIATION AND AMORTIZATION. Property and equipment are stated at cost. Additions and improvements that significantly extend the lives of depreciable assets are capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in the results of operations. The Company's corporate headquarters and other buildings are depreciated over periods ranging from 20 to 40 years on a straight-line basis. Depreciation of furniture and fixtures, signs and vehicles is provided over the estimated useful lives of the respective assets (three to five years) on a straight-line or an accelerated basis. Leasehold improvements are amortized over the shorter of the useful life of the asset or the effective term of the lease. Property under capital leases is amortized over the respective lease term on a straight-line basis (see Note 10). The Company incurs repairs and maintenance costs and costs for signage applied to its owned and leased vehicles. The Company has determined that the cost to account for capitalization of certain of these costs is not cost beneficial. Therefore, effective October 1, 1997, these costs are expensed as incurred by the Company.

    The Company reviews the recoverability of the carrying value of goodwill and other long-term assets using an undiscounted cash flow method. The Company performed a detailed analysis of its property and equipment. As a result of this analysis, the Company has written-off through an adjustment to other operating expenses, property and equipment of $4,415, $8,237 and $2,404 for the years ended September 30, 2001, 2000 and 1999, respectively. At this time, the Company believes that no additional impairment of long-lived assets has occurred, and that no reduction of the estimated useful lives is warranted.


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

    INTANGIBLE ASSETS. Goodwill is stated at cost. Each acquisition is independently evaluated to determine the appropriate period for amortization of the resulting goodwill. Currently, amortization of goodwill is calculated on a straight-line basis over periods ranging from ten to thirty years. Periodically, the Company will determine if there has been permanent impairment of goodwill by comparing anticipated undiscounted future net cash flows from operating activities of the acquired store locations by major market with the carrying value of the related goodwill. At September 30, 2001 and 2000, the Company concluded that there was no impairment of goodwill. Customer contracts are stated at cost less amortization calculated on a straight-line basis over 18 months. Product exclusivity agreements are stated at cost less amortization calculated on a straight-line basis over 36 months. Deferred financing costs are stated at cost less amortization calculated on a straight-line basis over the term of the related debt agreements, or 2 years under the current credit facility. Non-compete agreements and prepaid consulting fees are stated at cost less amortization calculated on a straight-line basis over the term of the related agreements, which range from two to seven years.

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

    DERIVATIVE FINANCIAL INSTRUMENTS. The Company uses derivative financial instruments to reduce the impact on interest expense of fluctuations in interest rates on a portion of its credit facility (see Notes 8 and 9). The Company does not enter into derivative financial instruments for trading or speculative purposes.

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

    RECLASSIFICATIONS. Certain amounts in the September 30, 2000 and 1999 consolidated financial statements were reclassified to conform to the September 30, 2001 presentation.

2. BUSINESS RATIONALIZATION:

   The Company periodically closes under performing stores and takes other actions to maximize its overall profitability. In connection with the closing of stores and taking other actions, it incurs employee severance, fixed asset write offs, lease termination costs and other direct exit costs related to these activities. Employee severance costs were immaterial in each of the periods. The net amount of these costs charged to income were as follows:



                                                                                 Lease
                                                             Fixed Asset     Termination
                                                              Write Offs         Costs             Total
                                                             -----------      ----------        -----------
                Fiscal 1999 Provision...................      $   2,544       $   3,095          $  5,639
                Amount utilized in fiscal 1999..........         (2,544)           (822)           (3,366)
                                                              ---------       ---------          --------
                Balance September 30, 1999..............             --           2,273             2,273
                                                              ---------       ---------          --------

                Fiscal 2000 Provision...................            885           2,185             3,070
                Amount utilized in fiscal 2000..........           (885)         (2,028)           (2,913)
                                                              ---------       ---------          --------
                Balance September 30, 2000..............             --           2,430             2,430
                                                              ---------       ---------          --------
                Fiscal 2001 Provision...................          1,646           5,043             6,689
                Amount utilized in fiscal 2001..........         (1,646)         (2,389)            (4,035)
                                                              ---------       ---------          --------
                Balance September 30, 2001..............      $      --       $   5,084          $  5,084
                                                              =========       =========          ========

     Lease termination costs will be paid according to the contract terms.

3. NEW ACCOUNTING STANDARDS:

    In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is currently evaluating the provisions of this statement.

    In June 2001, FASB issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently evaluating the provisions of this statement.

    In June 2001, FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142"). SFAS No. 142 requires the cessation of amortization of goodwill and other indefinite-lived intangibles on its balance sheet. Goodwill on the balance sheet must then be tested for impairment at least annually. The company expects to early adopt SFAS 142 effective October 1, 2001, and is in the process of evaluating the impact of adopting this statement.

    In June 2001, FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. The Company is currently evaluating the provisions of this statement.

    In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires the recognition of the fair value of all derivative instruments on the balance sheet. The Company adopted SFAS No. 133 and the corresponding amendments under SFAS No. 138 effective October 1, 2000. As a result of the adoption, the Company recognized the fair value of its interest rate swap portfolio on its balance sheet as an asset amounting to $2,510. Subsequent adverse changes in fair value of the interest rate swap portfolio amounting to $12,642 for the year ended September 30, 2001, was charged to the Company's Consolidated Statements of Operations (See Note 9).

4. MERGERS, ACQUISITIONS, AND DISPOSALS:

    POOLING ACQUISITIONS. On December 10, 1998, the Company completed a merger with Home Choice. The merger, as per the terms of the agreement, was recorded as a pooling of interests, in accordance with APB No. 16. Under the terms of the agreement the Company issued 0.588 shares of common stock for each outstanding share of Home Choice common stock. The merger increased the outstanding shares of the Company by approximately 10,025,000 shares. The corporate offices of the combined Company are located in Erie, Pennsylvania. None of Home Choice's Board of Directors or executive officers retained a position with the combined Company. In conjunction with the merger, certain costs were incurred which were recorded by the Company during the year ended September 30, 1999. These costs aggregated $18,155 and included (i) investment banker fees of $6,476, (ii) proxy preparation, printing and other professional fees of $1,341, (iii) employee severance and stay-put arrangement costs of $4,516, (iv) due diligence and other costs of $874, (v) costs related to closing or disposing of duplicate corporate headquarters, equipment and stores in overlapping markets of $3,495 and (iv) write-off of prepaid assets which could not be used of $1,453. In addition, the Company identified a large number of rental merchandise items which failed to meet the accepted quality standards of the Company's operating procedures. Accordingly, the Company experienced an excessive amount of inventory deletions during the three month period ended December 31, 1998. The amount of excessive inventory write-offs included in other operating expenses in the Consolidated Statement of Operations for the year ended September 30, 1999 was approximately $1,100. The Company had accrued business combination costs of $374, $502 and $732 at September 30, 2001, 2000 and 1999, respectively, representing unpaid lease obligations.

    Separate unaudited results of the pooled entities prior to the date of the merger for the year ended 1999 are as follows:


                                                        YEAR ENDED SEPTEMBER 30, 1999
                                                                             EXTRAORDINARY        NET INCOME
                                                            REVENUES             ITEM               (LOSS)
                      Rent-Way October 1, 1998 to
                        November 30, 1998..........        $  37,172            $   --             $ 2,231
                      Home Choice October 1, 1998 to
                        November 30, 1998..........           44,270                --                (230)
                      Rent-Way and Home Choice
                        December 1, 1998 to
                        September 30, 1999.........          412,910              (519)             (2,766)
                                                           ---------            ------             -------
                           Total...................        $ 494,352            $ (519)            $  (765)
                                                           =========            ======             =======

    PURCHASE  ACQUISITIONS.   During  fiscal  2001,  the  Company  acquired  two
rental-purchase stores. The addition of these two stores is immaterial to the Company's revenues, operating profits, and net assets.

    On January 4, 2000, the Company acquired a 49% interest in dPi Teleconnect, LLC ("DPI"), a privately held provider of prepaid local phone service. In exchange for the 49% interest, the Company paid consideration of $6,400 in cash. The Company on May 22, 2000, after receiving regulatory approval, exercised an option to acquire an additional 21% interest for $1,100 to bring its total interest to 70%. In addition to the option to increase its ownership interest, the Company has agreed to fund working capital requirements for DPI over the next three years, for a maximum amount of $3,000 at the higher of the prime rate plus 200 basis points or the rate at which the Company is able to borrow funds. The excess of the acquisition costs over the estimated fair value of net assets acquired ("goodwill") of $7,958 is being amortized on a straight-line basis over 10 years. Liabilities acquired were $400 with acquisition costs of $58. For the period January 1, 2000 to March 31, 2000, DPI was accounted for under the equity method and since March 31, 2000, is consolidated. The Company has recorded 100% of the losses of DPI. The Company will record 100% of the income of DPI until the accumulated deficit is absorbed.

    On September 23, 1999, the Company acquired all of the outstanding shares of RentaVision, Inc. ("RentaVision"), a rental-purchase chain located in 16 states with annual revenues of approximately $75,000. The consideration paid in exchange for all the outstanding shares of RentaVision was $73,874 consisting of $68,774 in cash and 278,801 shares of the Company's common stock (unregistered shares subject to the provisions of Rule 144 of the Securities and Exchange
Act). The acquisition was accounted for using the purchase method of accounting. RentaVision's assets and liabilities were recorded at their fair values as of the date of the acquisition. The excess of the acquisition cost over the estimated fair value of the net assets acquired ("goodwill") of $85,944 is being amortized on a straight-line basis over 30 years. The total cost of the net assets acquired was $74,403 and consisted of assets of $101,461 less liabilities assumed of $26,877 and acquisition costs of $181. Assets acquired (at fair value) other than goodwill consisted primarily of rental merchandise of $12,267, non-compete agreement of $1,000, customer contracts of $1,200, cash of $725, and other assets of $325. Liabilities assumed (at fair value) consisted primarily of debt of $21,527, accrued liabilities of $4,392, and trade accounts payable of $958. The Consolidated Statements of Operations includes the results of operations of RentaVision since the date of acquisition.

    On June 30, 1999, the Company acquired all the outstanding shares of America's Rent-To-Own Center, Inc., ("America's Rent-To-Own"). At the time of the acquisition, America's Rent-To-Own operated a chain of 21 rental-purchase stores located in Arkansas, Kansas, Missouri, and Oklahoma with annual revenues of approximately $8,000. The consideration paid in exchange for all the outstanding shares of America's Rent-To-Own consisted of 231,140 shares of the Company's common stock (unregistered shares subject to the provisions of Rule 144 of the Securities and Exchange Act). The acquisition was accounted for using the purchase method of accounting. America's Rent-To-Own assets and liabilities were recorded at their fair value at the date of the acquisition. The excess of the acquisition cost over the fair value of net assets acquired, ("goodwill") of $4,504 is being amortized on a straight-line basis over 30 years. The total cost of the net assets acquired was $4,478 and consisted of assets of $6,885 less liabilities assumed of $2,149 and acquisition costs of $258. Assets acquired, other than goodwill (at fair value) consisted of rental merchandise of $1,269, receivables of $632, prepaid and other assets of $65, a deferred tax asset of $350, and a non-compete agreement of $70. Liabilities assumed (at fair value) consisted of debt of $1,295, accrued liabilities of $474 and trade accounts payables of $380. The Consolidated Statement of Operations includes the results of operations of America's Rent-To-Own since the date of acquisition.

    DISPOSALS. On September 24, 2001, the Company sold 27 rental-purchase stores to Rent-A-Center, Inc. ("Rent-A-Center") in exchange for $4,983 in cash. Pursuant to the terms of the sales agreement, $250 of the sales price was placed in escrow, subject to the terms of the escrow agreement to satisfy sellers' representations and warranties and any sales price adjustments. The Company recognized a gain of $1,871 as a result of the transaction with Rent-A-Center.

    In April and May 2001, the Company entered into asset purchase and exchange agreements whereby the Company exchanged three stores for two stores and approximately $77 in cash. The Company recognized a gain of approximately $136 as a result of these transactions. The Company exchanged assets with a net book value of $289 for assets with a fair value of $348.

    During 2001, the Company sold nine stores in several transactions in exchange for $886 in cash. In connection with these transactions, the Company sold assets with a net book value of $755 and recorded a gain of $131.

5. RENTAL MERCHANDISE AND PROPERTY AND EQUIPMENT:

    Cost and accumulated depreciation of rental merchandise consists of the following:

                                                                  SEPTEMBER 30,
                                                            2001               2000
                                                         ----------        ----------


                       Cost.......................        $ 396,004         $ 421,123
                       Less accumulated depreciation        175,830           137,799
                       Less deferred credits......            1,201             1,272
                                                          ---------         ---------
                                                          $ 218,973         $ 282,052
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

    This policy reduces the amount of rental merchandise not on rent. On-rent and held for rent levels of net rental merchandise consists of the following:

                                                                          SEPTEMBER 30,
                                                                     2001             2000
                                                                  ----------      ----------

                                   On-rent merchandise....          325,778          302,662
                                   Held for rent merchandise         70,226          118,461
                                                                   --------         --------
                                                                   $396,004         $421,123
                                                                   ========         ========

    The Company uses the direct write-off method in accounting for losses (see
Note 1). These losses are recorded in other operating expenses and were incurred as follows:

                                                                  YEARS ENDED SEPTEMBER 30,
                                                          2001              2000               1999
                                                   ----------------- -----------------    -----------

                           Lost merchandise.....        $ 3,026           $ 2,380            $ 2,048
                           Stolen merchandise...         17,864            14,668             12,079
                           Discarded merchandise          8,988             6,252              3,240
                                                        -------           -------            -------
                                                        $29,878           $23,300            $17,367
                                                        =======           =======            =======

    Property and equipment consists of the following:

                                                                                  SEPTEMBER 30,
                                                                             2001             2000
                                                                          ----------       ----------
                           Signs....................................       $   5,959       $   6,938
                           Transportation equipment.................          53,099          46,890
                           Furniture and fixtures...................          31,272          32,315
                           Leasehold improvements...................          31,328          30,324
                           Buildings................................           6,434           4,168
                           Construction in progress.................              24           2,283
                           Land.....................................           2,004           2,307
                                                                           ---------       ---------
                                                                             130,120         125,225
                           Less accumulated depreciation and                  61,328          46,817
                           amortization.............................       ---------       ---------

                                                                           $  68,792       $  78,408
                                                                           =========       =========

6. RENTAL MERCHANDISE DEPOSITS AND CREDITS DUE FROM VENDORS:

    On August 31, 2000, the Company prepaid for $39,000 of rental merchandise, and in return, received an $ 825 prepayment discount in the form of cash from the vendors. The vendors were prepaid; and as the Company places orders, the vendors reduce their respective prepaid balance. As of September 30, 2001, and 2000, $38,156 and $8,383, respectively of rental merchandise had been received against the prepayment. The prepayment discount has been deferred and is being recognized as a reduction of rental merchandise depreciation expense over the life of the rental merchandise.

    The Company had credits due from vendors for the return of merchandise in the amount of $1,642 and $2,672 as of September 30, 2001 and 2000, respectively. The credits are reduced when the Company purchases additional products from the vendors.

7. OTHER LIABILITIES:

    Other liabilities consist of the following:

                                                                               2001       2000
                                                                              -------   -------
                                Capital lease obligation..............        $26,048  $ 22,598
                                Swap liability........................         10,191        --
                                Accrued workers' compensation.........          3,127     3,424
                                Accrued vacation......................          2,736     1,895
                                Accrued bonuses.......................          1,534       139
                                Accrued interest......................          8,046       948
                                Sales and use tax payable.............          2,237     2,845
                                Accrued property taxes................          4,833     3,950
                                Deferred income.......................          1,457     2,340
                                Deferred credit-rental merchandise ...            246     2,362
                                Accrued salaries, wages, and tax......          6,926     6,761
                                Accrued health insurance and benefits.          4,274     2,937
                                Accrued vehicle insurance.............          1,215     2,226
                                Accrued franchise and other tax.......          1,017     1,539
                                Vacant facility lease obligations.....          5,329     2,486
                                Accrued professional fees.............          1,061       625
                                Accrued bank fees.....................            579       878
                                Accrued taxes.........................          5,881     4,914
                                DPI - deferred revenue................          1,286     2,054
                                Other.................................          2,891     2,966
                                                                              -------  --------
                                                                              $90,914  $ 67,887
                                                                              =======  ========

8. DEBT:

    Debt consists of the following:

                                                                              SEPTEMBER 30,
                                                                          2001           2000
                                                                        --------       ---------
                                Senior credit facility..........        $ 306,421      $ 387,708
                                Notes Payable...................              588            144
                                                                        ---------      ---------
                                                                        $ 307,009      $ 387,852
                                                                        =========      =========

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

    In November 2000 absent a waiver the Company would have failed to meet certain covenants in its bank credit facility including financial covenants, monthly and quarterly financial reporting requirements and record keeping requirements. The Company obtained a waiver of these requirements conditioned on the non-occurrence of certain events. As a result of the Company's announcement in December 2000 of an increase in the total adjustments resulting from the accounting matters under investigation, the waiver expired by its terms, and the Company and its bank lenders entered into a forbearance agreement dated December 18, 2000. The forbearance agreement limited revolving credit loans and letters of credit to $91,124. The forbearance agreement was subsequently amended several times. The Sixth Amendment to the forbearance agreement, which expired on October 5, 2001, limited the maximum borrowings under the revolving portion of the credit facility to $61,128. The Company amended its credit facility October 5, 2001.

    On October 5, 2001, the Company amended its credit facility with a syndicate of banks. The credit facility, co-led by National City Bank of Pennsylvania, acting as administrative agent, Bank of America, N.A., acting as documentation agent, and Bank of Montreal and Harris Trust and Savings Bank, acting as syndication agents, provides for loans and letters of credit of up to a maximum of $363,548 (revolving notes and letters of credit up to a maximum of $75,000 and varying based on the applicable period, Term Loans A $117,567, and Term Loans B $170,981). The amendment amended the Company's credit facility dated September 23, 1999, as amended November 17, 1999; December 6, 1999; December 7, 1999; and June 28, 2000.

    Under the amended facility, the Company may borrow funds under a base rate option plan or euro-rate option plan. Under the base rate option, the Company may borrow funds based on a spread of prime rate plus 450 to 500 basis points. In addition, payment-in-kind interest at a rate of 200 to 500 basis points per annum shall be due and payable in cash on the maturity date of the term loans. The payment-in-kind margin is determined based on the ratio of debt to cash flows from operations during the period.

    Under the euro-rate option, the Company may borrow funds based on a spread of LIBOR plus 550 to 600 basis points. In addition, payment-in-kind interest at a rate of 200 to 500 basis points per annum shall be due and payable in cash on the maturity date of the term loans. The payment-in-kind margin is determined based on the ratio of debt to cash flows from operations during the period. Borrowings under the euro-rate option require the Company to select a fixed interest period during which the euro-rate is applicable with the borrowed amount not to be repaid prior to the last day of the selected interest period. In addition, borrowing tranches under the euro-rate option must be in multiples of $1,000. Commitment fees associated with the amended credit facility are in a range from 0.375% to 0.500% for each bank's unused commitment.

    The principal amount of Term Notes A under the amended facility is payable in quarterly payments due on the last day of each December, March, June, and September, beginning with the quarter ended December 31, 2001, as follows:

                       Quarters ending on following date       Amount of principal payment due on payment date
                       ---------------------------------       -----------------------------------------------
                           12/31/01 through 6/30/02                                    $5,722
                             9/30/02 through 6/30/03                                   $7,153
                                    9/30/03                                            $8,583
                                   12/31/03                            remaining principal balance outstanding

    The principal amount of Term Notes B under the amended facility is payable in eight quarterly payments due on the last day of each December, March, June, and September beginning with the quarter ended December 31, 2001, and continuing through the quarter ending September 30, 2003, each payment equal to $444. The remaining principal balance is due on December 31, 2003.

    The aggregate amount of all the Revolving Credit Loans and Letters of Credit shall not exceed the lender's revolving credit ratable share of the following amounts during the following applicable period of time:

                                                                  Maximum available for Revolving Credit Loans and
                               Applicable period                                  Letters of Credit
                               -----------------                                  -----------------
                         Closing date through 12/24/01                                 $61,128
                           12/25/01 through 2/28/02                                    $75,000
                            3/01/02 through 6/30/02                                    $61,128
                            7/01/02 through 9/30/02                                    $55,000
                       10/01/02 through Expiration date                                $50,000


    The credit facility requires the Company to meet certain financial covenants and ratios including maximum leverage, minimum interest coverage, minimum net worth, fixed charge coverage, and rental merchandise usage ratios. In addition, the Company must meet requirements regarding monthly, quarterly, and annual financial reporting. The credit facility also contains non-financial covenants, which restrict actions of the Company with respect to the payment of dividends, acquisitions, mergers, disposition of assets or subsidiaries, issuance of capital stock, and capital expenditures. The Company may at any time repay outstanding borrowings, in whole or part, without premium or penalty, except with respect to restrictions identified with the selection of the euro rate option.

    In the event that the leverage ratio as measured at June 30, 2003, for the four fiscal quarters then ended, is equal to or greater than 2.25 to 1.00, the Company will issue to the lenders warrants (the "Lender Warrants") for the purchase of the Company's common stock and will deliver the Registration Rights Agreement in the form provided for in the Lender Warrants. The shares of common stock which will be obtained by the lenders upon the exercise of the Lender Warrants shall equal 15% of the total outstanding voting power of all the outstanding shares of the Company immediately prior to the exercise of the Lender Warrants. The Lender Warrants shall be allocated to the lenders based upon each lender's ratable share. The Company shall at all times maintain a sufficient number of authorized shares of its common stock to permit the exercise by the lenders of the conversion of the Lender Warrants into shares of the Company's common stock.

    The principal amount of Term Notes A and B are payable in quarterly payments due on the last day of each December, March, June and September, beginning with the quarter ended December 31, 2001. At September 30, 2001, aggregate annual maturities of debt are as follows:




                                                        Senior Credit
                                                            Facility      Notes Payable          Total
                                                        -------------     -------------       -----------
                       Fiscal Year
                                            2002         $    32,260        $     501         $    32,761
                                            2003              31,817               16              31,833
                                            2004             242,344               19             242,363
                                            2005                  --               22                  22
                                            2006                  --               27                  27
                                         Thereafter               --                3                   3
                                                         -----------        ---------         -----------
                                                         $   306,421        $     588         $   307,009
                                                         ===========        =========         ===========


    The Company's weighted average interest rate was 11.224%, 8.912%, and 7.732%, for the years ended September 30, 2001, 2000 and 1999, respectively.

    At September 30, 2001 and 2000, book overdrafts of $5,454 and $1,887, respectively, were included in accounts payable in the accompanying Consolidated Balance Sheets.

9.   DERIVATIVE FINANCIAL INSTRUMENTS:

    At September 30, 2001, the Company had interest rate swaps in the notional amount of $183,600, and a fair market value of $10,191, which is a liability in the consolidated financial statements. The variable pay interest rate ranges from 5.09% to 6.97%. The maturity dates run through August 2005.

    The Company's interest rate swaps do not meet the qualifications for hedge accounting treatment under SFAS No. 133. The Company adopted of SFAS No. 133 on October 1, 2000. The fair value of the swaps was recorded as an asset in the amount of $2,510 on October 1, 2000, with the offset to other comprehensive income. An adverse change in fair value of the interest rate swap portfolio amounting to $12,642 for the year ended September 30, 2001, was charged to other income/expenses on the Company's Consolidated Statements of Operations.

10.  COMMITMENTS AND CONTINGENCIES:

    The Company leases substantially all of its retail stores under non-cancelable agreements generally for initial periods ranging from three to five years. The store leases generally contain renewal options for one or more periods of three to five years. Most leases require the payment of taxes, insurance, and maintenance costs by the Company. The Company leases certain transportation equipment under capital leases and, to a lesser extent, operating leases, under arrangements that expire over the next 5 years. At September 30, 2001, future minimum rental payments under non-cancelable capital and operating leases are as follows:

                                                                           CAPITAL LEASES       OPERATING LEASES
                                                                           --------------       ----------------
                 2002................................................          $ 2,474              $ 33,707
                 2003................................................           11,058                28,564
                 2004................................................            8,510                21,351
                 2005................................................            6,047                14,257
                 Thereafter..........................................              417                 6,548
                                                                               -------              --------
                 Total minimum payments required.....................           28,506              $104,427
                 Amount representing interest obligations under capital leases   2,458              ========
                                                                               -------
                                                                               $26,048
                                                                               =======

    The capital lease agreements have a minimum lease term of one year and permit monthly renewal options and contain residual lease guarantees. The Company has retained the leased vehicles an average of 48 months which represents the period through which renewal of the leases have historically been probable as a result of continuously decreasing costs of operation.

    The Company's investment in transportation equipment under capital leases are as follows:

                                 2001      2000
Transportation Equipment...     $52,990  $ 45,113
Less accumulated amortization    26,942    22,515
                               --------  --------
Net transportation equipment
  under capital lease......     $26,048  $ 22,598
                                =======  ========



    Rent expense under operating leases for the years ended September 30, 2001, 2000, and 1999 was $39,140, $36,444, and $25,755, respectively.

    Rent-Way and certain of its current and former officers were served with a consolidated class action complaint filed in the U.S. District Court for the Western District of Pennsylvania. The complaint alleges that, among other things, as a result of accounting irregularities, the Company's previously issued financial statements were materially false and misleading thus constituting violations of federal securities laws by the Company, by its auditors and by certain officers. The actions allege that the defendants violated Sections 10(b) and/or Section 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. The actions seek damages in unspecified amounts. The actions purport to be brought on behalf of purchasers of the Company's common stock during various periods, all of which fall between December 10, 1998, and October 27, 2000. Rent-Way has filed a motion to dismiss the complaint and continues to evaluate the complaint and possible defenses thereto. Pending determination of the motion to dismiss, the Company's obligation to answer the complaint is stayed.

    Certain of Rent-Way's officers and directors and Rent-Way, as nominal defendant, have been sued in a shareholder derivative action brought on behalf of Rent-Way in the U.S. District Court for the Western District of Pennsylvania. The derivative complaint purports to assert claims on behalf of Rent-Way against the defendants for violation of duties asserted to be owed by the defendants to Rent-Way and which relate to the events which gave rise to the purported class actions described above. All proceedings in the derivative case have been stayed pending the resolution of the class action lawsuit.

    Pursuant to its bylaws, Rent-Way is obligated to indemnify its officers and directors under certain circumstances against claims within the lawsuits. Rent-Way may also be obligated to indemnify certain of its officers and directors for the costs they incur as a result of the investigations and lawsuit.

    While it is not feasible to predict or determine the final outcome of these or similar proceedings, or to estimate the amounts or potential range of loss with respect to these matters, management believes that an adverse outcome with respect to such proceedings could have a material adverse impact on the Company's financial position, results of operations, or cash flows.

    The Company is subject to legal proceedings and claims in the ordinary course of its business that have not been finally adjudicated. Certain of these cases have resulted in possible claims up to $38,258. The majority of such claims are, in the opinion of management, covered by insurance policies or indemnification agreements and therefore should not have a material effect on the consolidated financial position, results of operations or cash flows of the Company. Additionally, claims exist for which management is not able to estimate a potential loss. In management's opinion, none of these claims will have a material adverse affect on the financial position, results of operations or cash flows of the Company.

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

    The Company has approximately $451 recorded as deposits held for customers.

    Also, see Note 12 for related party commitments.

11.  INCOME TAXES:

    The Company's income tax expense (benefit) consists of the following components:

                                                                FOR THE YEARS ENDED SEPTEMBER 30,
                                                             2001             2000                1999
                                                         -----------      ------------        -----------


                      Current expense(benefit):
                        Federal.................          $       --         $    (297)         $     755
                        State and local.........                  --                --                131
                                                          ----------         ---------          ---------
                                                                  --              (297)               886
                      Deferred expense (benefit):
                        Federal.................                  --                78              4,909
                        State and local.........                  --                19              1,424
                                                          ----------         ---------          ---------
                                                                  --                97              6,333
                                                          ----------         ---------          ---------
                      Income tax expense (benefit)        $       --         $    (200)         $   7,219
                                                          ==========         =========          =========

    A reconciliation of the income tax expense (benefit) compared with the amount at the U.S. statutory tax rate of 35% is shown below:


                                                                          FOR THE YEARS ENDED SEPTEMBER 30,
                                                                    2001               2000                1999
                                                                  ---------          --------            --------
             Tax provision at U.S. statutory rate........         $(22,269)          $(9,884)             $ 2,598
             State and local income taxes, net of federal
               benefit...................................           (2,717)           (1,607)               1,011
             Nondeductible goodwill and purchase contracts           1,337             1,355                  943
             Nondeductible acquisition costs.............               --                --                2,571
             Deferred tax valuation allowance............           23,486             9,033                   --
             Limitation on loss based on tax ownership of LLC           --               425                   --
             Other.......................................              163               478                   96
                                                                   -------            ------              -------
             Income tax expense (benefit)................          $    --            $ (200)             $ 7,219
                                                                   =======            ======              =======

    At September 30, 2001, and 2000, the components of the net deferred tax asset (liability) are as follows:


                                                                          2001       2000
                                                                       ---------   ---------

                                    Rental merchandise...........      $ (25,502) $ (27,229)
                                    Property and equipment.......          4,918      1,280
                                    Operating loss carry forwards         50,334     34,923
                                    Intangibles..................         (5,994)    (3,383)
                                    Accrued expenses.............          5,485      4,042
                                    Other........................            438        211
                                    Tax credits..................          1,143        206
                                    Swap agreements..............          3,376         --
                                    Deferred tax valuation  allowance    (34,198)   (10,050)
                                                                       ---------  ---------
                                    Net deferred tax asset(liability)  $      --  $      --
                                                                       =========  =========


    A valuation allowance of $10,050 was established at September 30, 2000, and increased by $24,148 at September 30, 2001, of which $662 is the tax benefit of the transitional swap amount recorded to equity. This amount represents the full net deferred tax asset. Approximately $3,050 of the operating loss carry forwards will result in a credit to shareholders' equity when it is determined they can be utilized.

    As of September 30, 2001, the Company has net operating loss carry-forwards of approximately $128,551 for income tax purposes, expiring in years through fiscal 2021. A portion of these losses is subject to annual limitations under Internal Revenue Code Section 382 due to prior ownership changes. Additionally, as of September 30, 2000, the Company has alternative minimum tax credits of approximately $1,027.

12.  RELATED PARTY TRANSACTIONS:

    During fiscal years ended September 30, 2001, 2000, and 1999, the Company leased one location in 2001 and 2000 and two locations in 1999 from a principal shareholder or a company controlled by a principal shareholder. Rent paid during these years related to these leases was $49, $49 and $76 respectively.

    During fiscal 2001, 2000 and 1999 the Company held notes aggregating $159, $902 and $354, respectively from directors of the Company resulting from the exercise of stock options. The notes are full recourse promissory notes bearing interest at 10% per annum. During fiscal 2000, $140 of the notes was repaid in cash and $488 was paid by the return of common stock of the Company related to option exercises. At September 30, 2001, 2000 and 1999, the Company held notes receivable which were due within one year and unpaid interest thereon of $924, $690 and $362, respectively and interest income was $77, $75 and $8, respectively for the years then ended. The notes are reflected as a reduction to shareholders' equity in the Company's Consolidated Balance Sheet. Subsequent to September 30, 2001, directors repaid in cash $351 of the notes.

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

    In connection with the acquisition of D.A.M.S.L. Corp. ("DAMSL") in fiscal 1994, the Company entered into consulting and non-compete agreements with the former shareholders including Marc W. Joseffer, a director of the Company. Mr. Joseffer receives payments from the Company under a consulting agreement dated May 18, 1994, for a period of five years commencing May 18, 1996. Annual payments to Mr. Joseffer for each year of the consulting agreement are $132; $120; $144; $132; and $192 respectively. Under the terms of a non-compete agreement entered into by Mr. Joseffer, he received monthly payments from the Company of $2. The non-compete agreement expired on May 18, 2001.

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

    In connection with the merger of Alrenco and RTO Inc., Alrenco entered into a non-compete agreement and consulting agreement dated February 26, 1998 with Michael D. Walts, the Chairman, President and principal shareholder of Alrenco. The Company assumed this agreement on its merger with Home Choice. The consulting and non-compete agreement is for a term of five years and has payment terms in the amount of $400 for each of the next five, twelve- month periods. The Company paid $400 per year on this agreement during fiscal 2001, 2000 and 1999, respectively.

13.  STOCK OPTIONS:

    In March 1999, the Board of Directors of the Company adopted, and the shareholders approved, the Rent-Way, Inc. 1999 Stock Option Plan (the "1999 Plan") which authorizes the issuance of up to 2,500,000 shares of common stock pursuant to stock options granted to officers, directors, key employees, consultants, and advisors of the Company. The option exercise price will be at least equal to the fair market value of the Company's common stock on the grant date. The 1999 Plan will expire in March 2009 unless terminated earlier by the Board of Directors. The authorized number of shares, the exercise price of outstanding options, and the number of shares under option are subject to appropriate adjustment for stock dividends, stock splits, reverse stock splits, recapitalizations, and similar transactions. The 1999 Plan is administered by the Stock Option Committee of the Board of Directors who select the optionees and determine the terms and provisions of each option grant within the parameters set forth in the 1999 Plan. As of September 30, 2001, 2,262,050 options at an exercise price ranging from $4.063 to $31.625 were granted under the 1999 Plan.


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

    The following is a summary of activity of the Company's stock options during the years ended September 30, 2001, 2000 and 1999, and has been restated to include the activity of Home Choice's stock options based on an exchange ratio of 0.588:

                                                                              WEIGHTED
                                                                               AVERAGE        PRICE PER
                                                                                PRICE           SHARE
                                               STOCK OPTIONS       SHARES     PER SHARE         AVERAGE
                                           -------------------   ---------  ------------   -------------
                                           September 30, 1998    2,320,506     $ 17.42      $4.67-33.625
                                                                 ---------
                                             Granted..........   1,364,263     $ 25.90     $19.00-29.4375
                                             Exercised........    (403,610)    $ 14.07      $4.67-25.63
                                             Forfeited........    (125,950)    $ 25.29      $5.83-27.48
                                                                 ---------
                                           September 30, 1999    3,155,209     $ 21.21      $5.83-33.625
                                                                 ---------
                                             Granted..........   1,588,700     $ 18.45     $15.875-31.625
                                             Exercised........    (594,550)    $ 14.23      $5.83-27.875
                                             Cancelled........    (133,720)    $ 21.66      $7.75-32.00
                                                                 ---------
                                           September 30, 2000    4,015,639     $ 21.07      $8.00-33.625
                                                                 ---------
                                             Granted..........     617,565     $  5.67      $4.063-30.25
                                             Exercised........      (6,214)    $ 20.24      $9.13-28.125
                                             Cancelled........    (459,382)    $ 20.06      $9.25-33.625
                                                                 ---------
                                           September 30, 2001    4,167,608                  $4.063-32.75
                                                                 =========

    At September 30, 2001, vested stock options representing 2,510,618 shares are exercisable at prices ranging from $5.70 to $32.75 per share.

    The Company accounts for stock based compensation issued to its employees and directors in accordance with APB No. 25 and has elected to adopt the "disclosure only" provisions of SFAS No. 123.

    For SFAS No. 123 purposes, the fair value of each option granted under the 1992 Plan, the 1995 Plan, and the 1999 Plan is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for options granted in fiscal 2001, 2000 and 1999: expected volatility of 88.18%, risk-free interest rates between 4.62% and 5.86%, and an expected life of five years.

    If the Company had elected to recognize the compensation cost of its stock option plans based on the fair value of the awards under those plans in accordance with SFAS No. 123, net loss and loss per common share would have been increased to the pro-forma amounts below:


                                                                   FOR THE YEARS ENDED SEPTEMBER 30,
                                                               2001               2000               1999
                                                          ---------------    ---------------     -----------
                   Net loss before extraordinary item:
                     As reported..................         $(63,625)           $(28,041)           $  (246)
                     Pro-forma....................         $(73,047)           $(35,811)           $(6,074)

                   Net loss:
                     As reported..................         $(63,625)           $(28,041)           $  (765)
                     Pro-forma....................         $(73,047)           $(35,811)           $(6,593)

                   Diluted loss per common share:
                   Net loss before extraordinary
                   item                                    $   (2.60)          $   (1.20)          $ (0.01)
                                                           ==========          =========           =======
                     As reported..................
                     Pro-forma....................         $   (2.98)          $   (1.54)          $ (0.28)
                                                           ==========          =========           =======

                   Net loss
                     As reported..................         $   (2.60)          $   (1.20)          $ (0.04)
                                                           ==========          =========           =======
                     Pro-forma....................         $   (2.98)          $   (1.54)          $ (0.31)
                                                           ==========          =========           =======

    On November 13, 2001, the Company offered to its option holders (other than its officers and directors) the right to exchange for cancellation all outstanding options in return for new options. The new options are issuable on the date which is six months and one day after the date of cancellation at an exercise price equal to the closing price of the Company's common stock on the New York Stock Exchange on that date. As of December 10, 2001 (the expiration date of the Company's offer), 1,109,580 options to acquire common stock were exchanged for cancellation. The expected issuance date of the new options is June 13, 2002.

14.  SHAREHOLDERS' EQUITY:

    On May 1, 2000, the Company entered into a three-year agreement with Gateway Companies, Inc. ("Gateway") to be an authorized supplier of Gateway personal computers and related peripherals in the rental purchase industry. Subject to the Company meeting purchase volume requirements, Gateway has agreed not to enter into any similar arrangements with any of the Company's largest industry competitors. As of October 2001, the Company has not met the purchase volume requirements under the agreement. The Company and Gateway are in negotiations regarding continuing the Company's rights of exclusivity. As part of this transaction, Gateway invested $7,000 for 348,910 shares of the Company's common stock with a fair value of $9,038.

    In accordance with ETIF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services," the Company has recorded an intangible asset in the amount of $2,038 for the value of the exclusivity agreement. The Company is amortizing this amount over a 36-month period.

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

    The following warrants were outstanding at September 30, 2001:


                                             NUMBER OF     EXERCISE    EXPIRATION       SHARES         SHARES
                       WARRANT DATE           SHARES         PRICE        DATE         EXERCISED      REMAINING
                   -------------------    -------------  ----------- --------------  ------------  ------------
                   July 1995                 105,000       $  9.94   July 2002              --        105,000

15.  EMPLOYEE BENEFIT PLANS:

    Effective January 1, 1994, Rent-Way established the Rent-Way, Inc. 401(k) Retirement Savings Plan (the "RentWay Plan"). Participation in the Plan is available to all Company employees who meet the necessary service criteria as defined in the Plan agreement. Company contributions to the Plan are based on a percentage of the employees' contributions, as determined by the Board of Directors, and amounted to $299, $1,025, and $351, in the form of the Company's common stock for the years ended September 30, 2001, 2000 and 1999, respectively and $494 in cash for the year ended September 30, 2001.

    On February 5, 2001, and as a result of the significant price drop in Rent-Way stock following disclosure of the accounting investigation, the Company made an additional cash contribution of $366 to the Rent-Way Plan in order to restore a portion of the loss in value of Rent-Way stock held in participant accounts under the plan. The Company also committed to make additional contributions in future years to the extent the Rent-Way stock price does not reach certain levels. The Company has also amended the plan to limit the amount of a participant's contribution that can be invested in Rent-Way common stock.

16.  LOSS PER SHARE:

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

    The following table discloses the reconciliation of numerators and denominators of the basic and diluted loss per share computation:

                                                                        FOR THE YEARS ENDED SEPTEMBER 30,
                                                                  2001               2000                1999
                                                                 ------             ------              ------
                  COMPUTATION OF LOSS PER SHARE

              BASIC
              Loss applicable to common shares for basic
                 earnings per share......................      $ (63,625)          $ (28,041)          $   (765)
                                                               =========           =========           ========
              Weighted average common shares outstanding          24,501              23,314             21,341
                                                               =========           =========           ========
              Loss per common share:
                Loss before extraordinary item........         $   (2.60)          $   (1.20)          $  (0.01)
                                                               =========           =========           ========
                Loss applicable to common shares......         $   (2.60)          $   (1.20)          $  (0.04)
                                                               =========           =========           ========
              DILUTED
              Loss applicable to common shares for basic
              earnings per share......................         $ (63,625)          $ (28,041)          $   (765)
                                                               =========           =========           ========
              Interest on 7% convertible debentures
               (net of tax) (1).......................                --                  --                 --
                                                               ---------           ---------            -------
              Loss applicable to common shares for
              diluted loss per share..................         $ (63,625)          $  (28,041)          $  (765)
                                                               =========           ==========           =======

              Weighted average common shares used in
              calculating basic loss per share........            24,501              23,314             21,341
              Add-incremental shares representing:
                shares issuable upon exercise of stock
                options, stock warrants and escrowed shares(1)        --                  --                 --
              Shares issued on conversion of 7%
                convertible debentures (1)..............              --                  --                 --
                                                               ---------           ---------            -------
              Weighted average number of shares used in
              calculation of diluted loss per share (in  000's)   24,501              23,314             21,341
                                                               =========           =========            =======
              Loss per common share:
                Loss before extraordinary item........         $   (2.60)          $   (1.20)           $  (0.01)
                                                               =========           =========            ========
                Loss applicable to common shares......         $   (2.60)          $   (1.20)           $  (0.04)
                                                               =========           =========            ========

(1) Including the effects of these items for the years ended 1999, 2000 and 2001 would be anti-dilutive. Therefore, 135; 1,123; and 2,004 of antidilutive common shares are excluded from consideration in the calculation of diluted loss per share for the years ended September 30, 2001, 2000 and 1999, respectively.

17.  SEGMENT INFORMATION:

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

                                                                                   Prepaid
                                                                       Household  Telephone
                                                                        Rental     Service     Total
                              For the year ended September 30, 2001     Segment    Segment   Segments
                             --------------------------------------------------- ---------- ---------
                             Total revenues.......................     $619,879   $ 34,739   $654,618
                                                                      =========  =========  =========
                             Intersegment activity                     $  2,514   $ (2,514)  $      -
                                                                      =========  =========  =========
                             Operating income (loss)..............     $(13,977)  $ $3,740   $(10,237)
                                                                      =========  =========  =========
                             Net income (loss)....................     $(67,342)  $  3,717   $(63,625)
                                                                      =========  =========  =========
                             Total Assets.........................     $621,886   $  6,291   $628,177
                                                                      =========  =========  =========

18.        SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                                              For the Quarter Ended

                     Fiscal Year 2001                September 30, 2001  June 30,2001     March 31, 2001  December 31, 2000
                                                     ------------------  ------------     --------------  -----------------

           Total revenues                                 $  155,934     $   164,979  $   174,968     $   158,737
           Operating income (loss)...............            (13,574)          2,381       11,630         (10,674)
           Net loss..............................            (25,152)         (8,697)      (4,025)        (25,751)
           Loss applicable to common shares......            (25,152)         (8,697)      (4,025)        (25,751)


           Loss per common share:
             Basic loss per share................         $    (1.03)    $     (0.35)  $    (0.16)    $     (1.05)
             Diluted loss per share                       $    (1.03)    $     (0.35)  $    (0.16)    $     (1.05)


           Weighted average shares outstanding
             Basic...............................             24,510          24,510       24,509          24,475
             Diluted.............................             24,510          24,510       24,509          24,475




                                                           For the Quarter Ended

                      Fiscal Year 2000               September 30, 2000    June 30, 2000      March 31, 2000  December 31, 1999
                                                     ------------------    -------------      --------------  -----------------

           Total revenues                              $ 151,974             $ 150,912     $ 148,889       $ 140,911
           Operating income (loss)...............        (27,326)                6,866         7,517          13,539
           Net loss..............................        (31,727)                 (311)         (326)          4,323
           Loss applicable to common shares......        (31,727)                 (311)         (326)          4,323


           Loss per common share:
             Basic loss per share................      $   (1.30)            $   (0.01)    $   (0.01)      $    0.20
             Diluted loss per share..............      $   (1.30)            $   (0.01)    $   (0.01)      $    0.19

           Weighted average shares outstanding
             Basic...............................         24,411                23,984        22,673           21,982
             Diluted.............................         24,411                23,984        22,673           23,762


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None.

                                 RENT-WAY, INC.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    Information in response to this Part III is incorporated herein by reference to the Company's definitive proxy statement for the 2002 Annual Meeting of Shareholders to be held March 12, 2002. The Company intends to file the definitive Proxy Statement not later than 120 days after September 30, 2001.

ITEM 11.  EXECUTIVE COMPENSATION

    Information in response to this Part III is incorporated herein by reference to the Company's definitive proxy statement for the 2002 Annual Meeting of Shareholders to be held March 12, 2002. The Company intends to file the definitive Proxy Statement not later than 120 days after September 30, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information in response to this Part III is incorporated herein by reference to the Company's definitive proxy statement for the 2002 Annual Meeting of Shareholders to be held March 12, 2002. The Company intends to file the definitive Proxy Statement not later than 120 days after September 30, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information in response to this Part III is incorporated herein by reference to the Company's definitive proxy statement for the 2002 Annual Meeting of Shareholders to be held March 12, 2002. The Company intends to file the definitive Proxy Statement not later 120 days after September 30, 2001.

                                 RENT-WAY, INC.

PART IV

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

Registrant: RENT-WAY, INC.


   By: /s/ WILLIAM E. MORGENSTERN
       --------------------------
           William E. Morgenstern
           Chairman of the Board and Chief Executive Officer
          (Principal Executive Officer)

       Date:  December 28, 2001

   By: /s/ WILLIAM A. McDONNELL
       ------------------------
           William A. McDonnell
           Vice President and Chief Financial Officer

       Date:  December 28, 2001

   By: /s/ JOHN A. LOMBARDI
       --------------------
           John A. Lombardi
           Vice President, Corporate Controller and
           Chief Accounting Officer
          (Principal Accounting Officer)

       Date:   December 28, 2001



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                              SIGNATURE TITLE DATE
                                        /s/  GERALD A. RYAN                Director December 28, 2001
                                        --------------------------------

                                             Gerald A. Ryan


                                        /s/  WILLIAM E. MORGENSTERN        Director December 28, 2001
                                        --------------------------------

                                             William E. Morgenstern

                                        /s/  JOHN W. HIGBEE                Director December 28, 2001
                                        ------------------------

                                             John W. Higbee

                                        /s/  ROBERT FAGENSON               Director December 28, 2001
                                        -------------------------

                                             Robert Fagenson

                                        /s/  MARC W. JOSEFFER              Director December 28, 2001
                                        --------------------------

                                             Marc W. Joseffer

                                        /s/  WILLIAM LERNER                Director December 28, 2001
                                        ------------------------

                                             William Lerner

                                        /s/  JACQUELINE E. WOODS           Director December 28, 2001
                                        -----------------------------

                                             Jacqueline E. Woods



                                  EXHIBIT INDEX

              EXHIBIT NO.      DESCRIPTION
           ---------------   ----------------------------------------------------
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

                  3.2(14)   (By-Laws of the Company, as amended.

                 10.1(1)     Company's Stock Option Plan of 1992.

                 10.2(3)     Company's 1995 Stock Option Plan.

                 10.3(1)     Form of Non-Plan Stock Option Agreement.

                 10.4(13)    Company's 1999 Stock Option Plan.

                 10.5*       Employment Agreement between William E. Morgenstern and the Company, dated
                             October 1, 2001.

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

                10.22(14)    Amendment No. 2 to Credit Agreement dated as of December 6, 1999.

                10.23(14)    Amendment No. 3 to Credit Agreement dated as of December 7, 1999.

               10.24(14)     Amendment No. 4 to Credit Agreement dated as of June 28,2000.

               10.25(14)     Amendment No. 5 to Credit Agreement dated November 16, 2000.

                   10.26*    Amendment No. 6 to Credit Agreement dated October 5, 2001.

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

    (13) Previously filed, as of February 12, 1999, as Exhibit A to the Company's Proxy Statement on Schedule 14A

(14) Previously filed as of July 2, 2001, as an exhibit to the Company's Annual Report on Form 10-K.

(b) Reports on Form 8-K:

    The Company filed the following reports on Form 8-K during quarter ended September 30, 2001:

(1) On September 19, 2001, the Company filed a Current Report on Form 8-K, which reported the issuance of a press release announcing that it had rescheduled its annual shareholders' meeting to September 28, 2001.
(2) On September 13, 2001, the Company filed a Current Report on Form 8-K, which reported the issuance of a press release announcing the delay of its annual shareholders' meeting due to the September 11, 2001, attacks on the United States.
(3) On August 30, 2001, the Company filed a Current Report on Form 8-K, which reported the issuance of a press release announcing it had selected a new marketing communications agency, Hitchcock Fleming & Associates.
(4) On August 28, 2001, the Company filed a Current Report on Form 8-K, which reported the issuance of a press release regarding its third-quarter financial results.
(5) On August 14, 2001, the Company filed a Current Report on Form 8-K, which reported the issuance of a press release announcing the expected date for filing its Form 10-Qs for the first three quarters of fiscal 2001.
(6) On August 3, 2001, the Company filed a Current Report on Form 8-K, which reported the issuance of a press release announcing its bank lenders agreed to amend its forbearance agreement.
(7) On July 2, 2001, the Company filed a Current Report on Form 8-K, which reported the issuance of a press release announcing its final fiscal 2000 financial results.
(8) On July 2, 2001, the Company filed a Current Report on Form 8-K, which reported the issuance of a press release regarding the expected date for filing its fiscal 2000 Form 10-K.