Form 10-K/A
RENT WAY INC
filed 2002-01-31
CIK 893046

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

                                 RENT-WAY, INC.



                              EXPLANATORY STATEMENT



     This amendment to Rent-Way Inc.'s Annual Report on Form 10-K for the fiscal year ended September 30,2001, is filed to supply a corrected Exhibit 10.26, which was previously filed with the Form 10-K on December 28, 2001, but which inadvertently omitted several attachments.

                                 RENT-WAY, INC.

                                   SIGNATURE

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


Registrant: RENT-WAY, INC.






   By:       /s/ JOHN A. LOMBARDI
             --------------------
                 JOHN A. LOMBARDI
                 Vice President and Corporate Controller


             Date:  January 31, 2002