Form 10-Q
period 2001-12-31
RENT WAY INC
filed 2002-02-14
CIK 893046

4

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                 ---------------
                                   (Mark One)
          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

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

Yes      X                   No
    --------------              --------------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                      Outstanding as of February 8, 2002
       ---------------------              ----------------------------------
           Common Stock                               24,526,479

                                 RENT-WAY, INC.





                                                                                                                   PAGE
             PART I        FINANCIAL INFORMATION

                           Item 1.   Financial Statements:

                                     Condensed Consolidated Balance Sheets as of December 31, 2001
                                         (unaudited) and September 30, 2001                                          3

                                     Condensed Consolidated Statements of Operations, Three Months Ended
                                         December 31, 2001 and 2000                                                  4

                                     Condensed Consolidated Statements of Cash Flows,
                                        Three Months Ended December 31, 2001 and 2000                                5

                                     Notes to Condensed Consolidated Financial Statements                            6

                           Item 2.   Management's Discussion and Analysis of Financial Condition and
                                             Results of Operations                                                  13

                           Item 3.   Quantitative and Qualitative Disclosures About Market Risk                     16


             PART II       OTHER INFORMATION



                           Item 6.   Exhibits and Reports on Form 8-K                                               17

                                     Signatures                                                                     18


                                                            RENT-WAY, INC.

                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (all dollars in thousands, except share data)


                                                                             DECEMBER 31,      SEPTEMBER 30,
                                                                                 2001              2001
                                                                           ----------------    -------------
                                                                             (UNAUDITED)
                      ASSETS
                      Cash and cash equivalents.........................       $  7,866          $  10,515
                      Prepaid expenses..................................          8,476             13,534
                      Income tax receivable.............................          7,253              8,239
                      Rental merchandise, net...........................        249,404            218,973
                      Rental merchandise deposits and credits due from            1,928              2,486
                      vendors...........................................
                      Deferred income taxes, net........................             --                 --
                      Property and equipment, net.......................         64,996             68,792
                      Goodwill, net.....................................        292,084            292,084
                      Deferred financing costs, net.....................          2,597              4,136
                      Non-compete and prepaid consulting fees, net......          2,263              1,693
                      Other assets......................................          6,317              7,725
                                                                               --------          ---------
                           Total assets.................................       $643,184          $ 628,177
                                                                               ========          =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      Liabilities:
                      Accounts payable..................................       $ 33,811          $  24,212
                      Other liabilities.................................         76,269             90,914
                      Deferred income taxes.............................         10,622                 --
                      Debt..............................................        338,990            307,009
                                                                               --------          ---------
                           Total liabilities............................        459,692            422,135

                      Contingencies (See Note 8)........................             --                 --

                      SHAREHOLDERS' EQUITY:
                      Preferred stock, without par value; 1,000,000
                        shares authorized; no shares issued and outstanding...       --                 --
                      Common stock, without par value; 50,000,000 shares
                        authorized 24,516,478 and 24,509,978 shares issued
                        and outstanding,  respectively.................         295,636            295,610
                      Loans to shareholders.............................           (591)              (924)
                      Accumulated other comprehensive income............          1,440              1,654
                      Accumulated deficit...............................       (112,993)           (90,298)
                                                                               --------          ---------
                           Total shareholders' equity...................        183,492            206,042
                                                                               --------          ---------
                           Total liabilities and shareholders' equity...       $643,184          $ 628,177
                                                                               ========          =========





                         The accompanying notes are an integral part of these financial statements.


                                                            RENT-WAY, INC.

                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (all dollars in thousands, except per share data)





                                                                                 FOR THE THREE MONTHS ENDED
                                                                                        DECEMBER 31,
                                                                                 2001                   2000
                                                                              (UNAUDITED)            (UNAUDITED)


              REVENUES:
              Rental revenue........................................           $125,006               $128,248
              Prepaid phone service revenue.........................              9,203                  8,182
              Other revenues........................................             19,895                 22,307
                                                                               --------               --------
                   Total revenues...................................           $154,104               $158,737

              COSTS AND OPERATING EXPENSES:
              Depreciation and amortization:
                Rental merchandise..................................             44,878                 46,332
                Property and equipment..............................              7,016                  7,500
                Amortization of goodwill and other intangibles......                171                  3,667
              Cost of prepaid phone service.........................              5,482                  5,042
              Salaries and wages....................................             39,279                 41,581
              Advertising, net......................................             10,320                 11,348
              Occupancy.............................................             11,652                 12,282
              Other operating expenses..............................             32,801                 41,659
                                                                               --------               --------
                   Total costs and operating expenses...............            151,599                169,411
                                                                               --------               --------
                   Operating income (loss)..........................              2,505                (10,674)

              OTHER INCOME (EXPENSE):
              Interest expense......................................            (13,201)               (10,790)
              Interest income.......................................                213                     56
              Other income (expense), net...........................              1,778                 (4,343)
                                                                               --------               --------
                     Loss before income taxes and extraordinary item           $ (8,705)              $(25,751)
              Income tax expense....................................             10,622                     --
                                                                               --------               --------
                     Loss before extraordinary item.................            (19,327)               (25,751)
              Extraordinary item, net of tax........................             (3,368)                    --
                                                                               --------               --------
                     Net loss.......................................           $(22,695)              $(25,751)
                                                                               ========               ========
              LOSS PER COMMON SHARE (SEE NOTE 3):
                 Basic loss per common share:
                     Loss before extraordinary item.................           $   (0.79)             $   (1.05)
                                                                               ==========             =========
                     Net loss.......................................           $   (0.93)             $   (1.05)
                                                                               =========              =========
                 Diluted loss per common share:
                     Loss before extraordinary item.................           $   (0.79)             $   (1.05)
                                                                               =========              =========
                     Net loss.......................................           $   (0.93)             $   (1.05)
                                                                               =========              =========
                 Weighted average common shares outstanding:
                     Basic..........................................             24,512                 24,475
                                                                               ========               ========
                     Diluted........................................             24,512                 24,475
                                                                               ========               ========





                               The accompanying notes are an integral part of these financial statements.


                                                            RENT-WAY, INC.

                                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (all dollars in thousands)



                                                                               FOR THE THREE MONTHS ENDED
                                                                                      DECEMBER 31,
                                                                              2001                    2000
                                                                           (UNAUDITED)             (UNAUDITED)


                OPERATING ACTIVITIES:
                Net loss..........................................          $(22,695)               $(25,751)
                Adjustments to reconcile net loss to net cash
                 used in operating activities:
                  Depreciation and amortization...................            52,223                  57,509
                  Deferred income taxes...........................            10,622                      --
                  Write-off of deferred financing costs...........             3,810                      --
                  Write-off of property and equipment.............               537                     560
                  (Gain) loss on sale of stores...................              (544)                     59
                  Other...........................................                --                      82
                Changes in assets and liabilities:
                  Prepaid expenses................................             5,058                   2,834
                  Rental merchandise..............................           (75,636)                (59,406)
                  Rental merchandise deposits and credits due from
                     vendors......................................               558                  22,743
                  Income taxes receivable.........................               986                      27
                  Other assets....................................             1,624                   5,811
                  Accounts payable................................              (521)                 (7,152)
                  Other liabilities...............................           (11,901)                    272
                                                                            --------                --------
                     Net cash used in operating activities........           (35,879)                 (2,412)
                                                                            --------                --------

                INVESTING ACTIVITIES:
                  Purchase of businesses, net of cash acquired....              (885)                   (311)
                  Purchases of property and equipment.............            (3,316)                 (6,678)
                  Proceeds from sale of stores....................               867                     200
                  Other...........................................                --                      52
                                                                            --------                --------
                     Net cash used in investing activities........            (3,334)                 (6,737)
                                                                            --------                --------

                FINANCING ACTIVITIES:
                  Proceeds from borrowings........................           205,000                   6,265
                  Payments on borrowings including early extinguishment     (176,272)                (13,147)
                  Book overdraft..................................            10,120                  16,237
                  Deferred finance costs..........................            (2,643)                    100
                  Proceeds from common stock issuance.............                26                     380
                  Interest on loans to directors..................               (18)                    (18)
                  Loan to director................................                --                    (159)
                  Payment of loans by directors...................               351                      --
                                                                            --------                --------
                     Net cash provided by financing activities....            36,564                   9,658
                                                                            --------                --------
                     Increase (decrease) in cash..................            (2,649)                    509
                  Cash and cash equivalents at beginning of period            10,515                  10,654
                                                                            --------                --------
                  Cash and cash equivalents at end of period......          $  7,866                $ 11,163
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

    The condensed consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

    These financial statements and the notes thereto should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

2.  BUSINESS RATIONALIZATION:

    The Company periodically closes under-performing stores and takes other actions to maximize its overall profitability. In connection with the closing of stores and taking other actions, it incurs employee severance, fixed asset write offs, lease termination costs and other direct exit costs related to these activities. Employee severance costs were immaterial in each of the periods reported below. The net amount of these costs were as follows:

                                                                                       Lease
                                                                    Fixed Asset     Termination
                                                                     Write Offs        Costs           Total

                  Fiscal 1999 Provision........................      $  2,544        $  3,095        $  5,639
                  Amount utilized in fiscal 1999...............        (2,544)           (822)         (3,366)
                                                                     --------        --------        --------
                  Balance at September 30, 1999................            --           2,273           2,273
                                                                     --------        --------        --------
                  Fiscal 2000 Provision........................           885           2,185           3,070
                  Amount utilized in fiscal 2000...............          (885)         (2,028)         (2,913)
                                                                     --------        --------        --------
                  Balance at September 30, 2000................            --           2,430           2,430
                                                                     --------        --------        --------
                  Fiscal 2001 Provision........................         1,646           5,043           6,689
                  Amount utilized in fiscal 2001...............        (1,646)         (2,389)         (4,035)
                                                                     --------        --------        --------
                  Balance at September 30, 2001................            --           5,084           5,084
                                                                     --------        --------        --------
                  Fiscal 2002 Provision (Q1)...................           235             382             617
                  Amount utilized in fiscal 2002, (Q1).........          (235)           (928)         (1,163)
                                                                     --------        --------        --------
                  Balance at December 31, 2001.................      $     --        $  4,538        $  4,538
                                                                     ========        ========        ========

    Lease termination costs will be paid according to the contract terms.

                                 RENT-WAY, INC.

               (all dollars in thousands, except per share data)

3. LOSS PER COMMON SHARE:

    Basic loss per common share is computed using loss available to common shareholders divided by the weighted average number of common shares outstanding. Diluted loss per common share is computed using loss available to common shareholders and the weighted average number of shares outstanding is adjusted for the potential impact of options and warrants where the effects are dilutive.

    The following table reconciles the basic and diluted loss per common share computation:

                                                                                 FOR THE THREE MONTHS ENDED
                                                                                        DECEMBER 31,
                                                                                         (UNAUDITED)


                            COMPUTATION OF LOSS PER SHARE:                       2001                  2000
                        ---------------------------------------------       --------------         ------------
                         BASIC
                         Loss applicable to common shares for basic
                           loss per share............................          $(22,695)             $(25,751)
                                                                               ========              ========
                         Weighted average common shares outstanding..            24,512                24,475
                                                                               ========              ========
                         Loss per common share:
                           Loss before extraordinary item............          $  (0.79)            $   (1.05)
                                                                               ========             =========
                           Net loss..................................          $  (0.93)            $   (1.05)
                                                                               ========             =========

                         DILUTED
                         Loss applicable to common shares for
                            diluted loss.............................          $(22,695)             $(25,751)
                                                                               ========              ========
                         Weighted average common shares used in
                            calculating basic loss per share.........            24,512                24,475
                         Add incremental shares representing:
                         Shares issuable upon exercise of stock options,
                            stock warrants, and escrowed shares(1)...                --                    --
                                                                               --------              --------
                         Weighted average number of shares used in
                            calculation of diluted loss per share....            24,512                24,475
                                                                               ========              ========
                         Loss per common share:
                           Loss before extraordinary item                      $  (0.79)            $   (1.05)
                                                                               ========              ========
                           Net loss..................................          $  (0.93)            $   (1.05)
                                                                               ========              ========

         (1) Including the effects of these items for the periods ended 2000 and 2001 would be anti dilutive. Therefore, 111 of anti-dilutive common shares are excluded from consideration in the calculation of diluted loss per share for both periods.

4. GOODWILL--ADOPTION OF STATEMENT 142:

    Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, ceases upon adoption. Thus, no amortization was recognized in the accompanying consolidated statements of operations for the three months ended December 31, 2001, compared to $3,496 for the period of the prior year. On an annual basis and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and a write down may be necessary. SFAS 142 allows up to six months from the date of adoption to complete the initial goodwill impairment test. In accordance with the provisions of SFAS 142, the Company will complete step one of the impairment test of goodwill that exists on the Company's balance sheet at the date of its adoption no later than March 31, 2002; and at this time, the Company has not determined the impact of adoption.

    As required by SFAS 142, the results for the prior year's quarter have not been restated. A reconciliation of the previously reported net loss and loss per share as if SFAS 142 had been adopted as of October 1, 2000, is presented as follows:

                                 RENT-WAY, INC.

                (all dollars in thousands, except per share data)

4.   GOODWILL--ADOPTION OF STATEMENT 142, continued:


                                                                                 FOR THE THREE MONTHS ENDED
                                                                                        DECEMBER 31,
                                                                                         (UNAUDITED)
                                                                                 2001                  2000

                Reported net loss....................................          $(22,695)             $(25,751)
                Add back:  Goodwill amortization.....................                --                 3,496
                                                                               --------              --------
                Adjusted net loss....................................          $(22,695)             $(22,255)
                                                                                =======              ========

                Basic loss per share
                    Reported basic loss per share....................          $   (0.93)            $   (1.05)
                    Goodwill amortization............................                 --                  0.14
                                                                               ---------             ---------
                    Adjusted basic loss per share....................          $   (0.93)            $   (0.91)
                                                                               =========             =========

                Diluted loss per share:
                    Reported diluted loss per share..................          $   (0.93)            $   (1.05)
                    Goodwill amortization............................                 --                  0.14
                                                                               ---------             ---------
                    Adjusted diluted loss per share..................          $   (0.93)            $   (0.91)
                                                                               =========             =========

    The following table shows the net carrying value of goodwill as of December 31, 2001, for the Company's segments:

                                                                                Prepaid
                                                              Household        Telephone          Total
                                                           Rental Segment   Service Segment      Segments
                                                           --------------   ---------------      --------

                                    Goodwill                  $ 285,490         $ 6,594         $ 292,084

    The following table reflects the components of intangible assets at December 31, 2001:

                                                                     Net Carrying Amount
                        Amortizable intangible assets:               -------------------
                           Non-compete agreements                       $      1,437
                           Customer contracts                                    825
                           Exclusivity agreement                                 911
                                                                        ------------
                                                                        $      3,173
                                                                        ============

5. DEBT:

    On October 5, 2001, the Company amended its credit facility that provides the Company with sufficient borrowing capacity and revised loan covenants with a syndicate of banks. The credit facility, co-led by National City Bank of Pennsylvania, acting as administrative agent, Bank of America, N.A., acting as documentation agent, and Bank of Montreal and Harris Trust and Savings Bank, acting as syndication agents, provides for loans and letters of credit of up to a maximum of $363,548 (revolving notes and letters of credit up to a maximum of $75,000 and varying based on the applicable period, Term Loans A $117,567, and Term Loans B $170,981). The amendment amended the Company's credit facility dated September 23, 1999, as amended November 17, 1999; December 6, 1999; December 7, 1999; and June 28, 2000.

    Under the amended facility, the Company may borrow funds under a base rate option plan or euro-rate option plan. Under the base rate option, the Company may borrow funds based on a spread of prime rate plus 450 to 500 basis points. In addition, payment-in-kind interest at a rate of 200 to 500 basis points per annum shall be due and payable in cash on the maturity date of the term loans. The payment-in-kind margin is determined based on the ratio of debt to cash flows from operations during the period. Under the euro-rate option, the Company may borrow funds based on a spread of LIBOR plus 550 to 600 basis points. In addition, payment-in-kind interest at a rate of 200 to 500 basis points per

                            RENT-WAY, INC.

                (all dollars in thousands, except per share data)

5.  DEBT, continued:
annum shall be due and payable in cash on the maturity date of the term loans. The payment-in-kind margin is determined based on the ratio of debt to cash flows from operations during the period. Borrowings under the euro-rate option require the Company to select a fixed interest period during which the euro-rate is applicable with the borrowed amount not to be repaid prior to the last day of the selected interest period. In addition, borrowing tranches under the euro-rate option must be in multiples of $1,000. Commitment fees associated with the amended credit facility are in a range from 0.375% to 0.500% for each bank's unused commitment.

    The principal amount of Term Notes A under the amended facility is payable in quarterly payments due on the last day of each December, March, June, and September, beginning with the quarter ended December 31, 2001, as follows:


      Quarters ending on                     Amount of principal payment
       following date                            due on payment date
  --------------------------             ------------------------------------
   12/31/01 through 6/30/02                            $5,722
    9/30/02 through 6/30/03                            $7,153
            9/30/03                                    $8,583
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

    The aggregate amount of all the Revolving Credit Loans and Letters of Credit shall not exceed the lender's revolving credit ratable share of the following amounts during the following applicable period of time:

                                             Maximum available for Revolving
   Applicable period                        Credit Loans and Letters of Credit
   -----------------                        ----------------------------------
Closing date through 12/24/01                            $61,128
  12/25/01 through 2/28/02                               $75,000
   3/01/02 through 6/30/02                               $61,128
   7/01/02 through 9/30/02                               $55,000
  10/01/02 through Expiration date                       $50,000

    The credit facility requires the Company to meet certain financial covenants and ratios including maximum leverage, minimum interest coverage, minimum net worth, fixed charge coverage, and rental merchandise usage ratios. In addition, the Company must meet requirements regarding monthly, quarterly, and annual financial reporting. The credit facility also contains non-financial covenants, which restrict actions of the Company with respect to the payment of dividends, acquisitions, mergers, disposition of assets or subsidiaries, issuance of capital stock, and capital expenditures. The Company may at any time repay outstanding borrowings, in whole or part, without premium or penalty, except with respect to restrictions identified with the selection of the euro rate option. As of December 31, 2001, the Company was in compliance with all covenants contained in the credit facility.

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

    As a result of amending the credit facility, the Company wrote off a portion of the bank fees associated with previous amendments to the credit facility. The amount of deferred finance costs was $3,810 of which $3,368 related to the term loans and was recorded as an extraordinary item and $442 related to the revolving notes and was recorded in interest expense on the Company's Consolidated Statement of Operations for the three months ended December 31, 2001.

                                 RENT-WAY, INC.

                (all dollars in thousands, except per share data)

5.  DEBT, continued:

    As of December 31, 2001, the Company's credit facility debt under both the euro-rate option and base-rate option plans were as follows:

         BORROWING OPTION PLAN          AMOUNT     RATE
        -----------------------       ---------   -------
           Euro-rate                   $111,845    7.395%
           Euro-rate                    170,537    7.895%
           Euro-rate tranche             20,000    7.93 %
           Euro-rate tranche              4,000    7.78 %
           Euro-rate tranche              5,000    7.635%
           Euro-rate tranche             10,000    7.395%
           Base-rate                     17,044    9.25 %
                                       --------
                                       $338,426
                                       ========

6.  DERIVATIVE FINANCIAL INSTURMENTS:

    At December 31, 2001, the Company had interest rate swaps in the notional amount of $183,350 and a fair market value of $(8,895). The variable pay interest rate ranges from 5.09% to 6.97%. The maturity dates run through August 2005.

    The Company's interest rate swaps do not meet the qualifications for hedge accounting treatment under Statement of Financial Accounting Standards No. 133 ("SFAS 133"). For the quarter ended December 31, 2001, the Company's positive change in the fair market value of the interest rate swap portfolio of $1,296 was credited to other income/expense in the Company's Consolidated Statements of Operations.

7. COMPREHENSIVE INCOME:

    Comprehensive income encompasses net income and changes in the components of accumulated other comprehensive income not reflected in the Company's Consolidated Statements of Operations during the periods presented. Accumulated other comprehensive income consists of the transition asset recorded at the time of adoption of SFAS 133.


                                                                        Other       Accumulated Other
                                                                    Comprehensive     Comprehensive
                                                                       Income            Income
                                                                    -------------   -----------------
       Net loss for the three months ended December 31, 2001          $(22,695)

       SFAS 133 Transition amount Amortization of SFAS 133               1,654           $1,654

       Transition amount                                                  (214)            (214)
                                                                      --------           ------
                                       Total at December 31, 2001     $(21,255)          $1,440
                                                                      ========           ======

8. CONTINGENCIES:

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

8. CONTINGENCIES, continued:

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

    The Company is subject to legal proceedings and claims in the ordinary course of its business that have not been finally adjudicated. Certain of these cases have resulted in initial claims totaling $43,410. However, all but $672 of such claims are, in the opinion of management, covered by insurance policies or indemnification agreements and therefore should not have a material effect on the financial position, results of operations or cash flows of the Company. Additionally, threatened claims exist for which management is not yet able to reasonably estimate a potential loss. In management's opinion, none of these claims will have a material adverse affect on the financial position, results of operations or cash flows of the Company.

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

9. INCOME TAXES:

    The Company recorded income tax expense of $10,622 for the quarter ended December 31,2001, as a result of reevaluating its deferred tax valuation allowance in connection with the adoption of SFAS 142. The deferred tax asset, net of liabilities excluding goodwill, increased from $34,198 at September 30, 2001 to $49,491 at December 31, 2001. This represented an increase of $15,293 for the quarter of which $10,622 relates to the additional need for the above-mentioned deferred tax valuation allowance. A full valuation allowance has been provided against the additional increase in the deferred tax assets of $4,671.

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



                                                                    Household
                                                                     Rental     Prepaid Telephone
                   For the three months ended December 31, 2001      Segment         Service      Total Segments
                   --------------------------------------------    ---------    ----------------- --------------
                            Total revenue......................    $ 144,901         $9,203          $ 154,104
                                                                   =========         ======          =========
                            Operating income...................    $   1,627         $  878          $   2,505
                                                                   =========         ======          =========
                            Intersegment activity..............    $     654         $ (654)         $      --
                                                                   =========         ======          =========
                            Net income (loss)..................    $ (23,578)        $  883          $ (22,695)
                                                                   =========         ======          =========
                            Total assets.......................    $ 637,497         $5,687          $ 643,184
                                                                   =========         ======          =========


                                 RENT-WAY, INC.

   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (all dollars in thousands, except per share data)

11.  RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, FASB issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently evaluating the provisions of this statement.

    In August 2001, FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is currently evaluating the provisions of this statement.

                                 RENT-WAY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Rent-Way is the second largest operator in the rental purchase industry with 1,074 stores located in 42 states as of December 31, 2001. The Company offers quality brand name home entertainment equipment, computers, furniture, appliances, and jewelry to customers under full-service rental-purchase agreements that generally allow the customer to obtain ownership of the merchandise at the conclusion of an agreed upon rental period. The Company also provides prepaid local phone service to consumers on a monthly basis through its majority-owned subsidiary, dPi Teleconnect, L.L.C ("DPI").

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain items from the Company's unaudited Condensed Consolidated Statements of Operations, expressed as a percentage of revenues.


                                                                       THREE MONTHS ENDED DECEMBER 31

                                                                            2001                    2000

                            REVENUES:
                              Rental revenue..................              81.1%                   80.8%
                              Prepaid phone service revenue...               6.0                     5.2
                              Other revenue...................              12.9                    14.0
                                                                  --------------          --------------
                                 Total revenues...............             100.0                   100.0

                            COSTS AND OPERATING EXPENSES:
                            Depreciation and amortization:
                              Rental merchandise..............              29.1                    29.2
                              Property and equipment..........               4.5                     4.7
                              Amortization of goodwill........               0.1                     2.3
                                                                  --------------          --------------
                                 Total depreciation and
                                     amortization.............              33.7                    36.2
                            Cost of prepaid phone service.....               3.6                     3.2
                            Salaries and wages................              25.5                    26.2
                            Advertising.......................               6.7                     7.1
                            Occupancy.........................               7.6                     7.7
                            Other operating expenses..........              21.3                    26.3
                                                                  --------------          --------------
                                 Total costs and operating
                                     expenses.................              98.4                   106.7
                                                                  --------------          --------------

                                 Operating income (loss)......               1.6                    (6.7)
                             Interest expense.................              (8.6)                   (6.8)
                             Interest income..................               0.2                     --
                             Other income (expense) net.......               1.2                    (2.7)
                                                                  --------------          --------------
                                 Loss before income taxes.....              (5.6)                  (16.2)
                             Income tax expense (benefit).....               6.9                     --
                                                                  --------------          -------------
                                 Loss before extraordinary item            (12.5)                  (16.2)
                             Extraordinary item, net of tax
                                 benefit......................              (2.2)                     --
                                                                  --------------          --------------
                             Net loss.........................             (14.7)%                 (16.2)%
                                                                  ==============          ==============


COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000

    Total Revenues. Total revenues decreased $4.6 million, or 2.9%, to $154.1 million from $158.7 million. The decrease is attributable to a decrease in revenues of $5.6 million in the household rental segment offset by an increase in revenues of $1.0 million in the prepaid telephone service segment. The $5.6 million decrease in revenue in the household rental segment is due to the closing or selling of 75 under-performing stores since December 31, 2000, and a 1.3% decrease in same store revenues.

    The decrease in same store revenues is primarily due to an increase in same store rental revenues offset by lower same store sales and same store fee revenue. Total deliveries in the three-month period ended December 31, 2001, decreased compared to the same three-month period last year. Despite this decrease, same store rental revenue increased 0.1%. This increase is mainly because the deliveries that were made in the three-month period ended December 31, 2001, have better gross margin potential than the lower-end items carried in the past. The decrease in deliveries caused same store fees revenue to decrease 8.0% as compared to the same period last year. Same store sales revenue decreased 4.4% primarily as a result of the merchandise reduction sales initiatives undertaken by the Company in late fiscal 2001. The Company lowered cash purchase prices on merchandise identified as generating margins lower than industry norms.

    Depreciation and Amortization. Depreciation expense related to rental merchandise decreased to 29.1% as a percentage of total revenues from 29.2%. In fiscal 2001, the Company took steps to increase gross profit margins on rental contracts. These steps included increasing weekly rental rates of personal computers to competitive market rates, implementing a program to eliminate free Internet service by replacing it with a prepaid, unlimited Internet product, increasing rental rates on certain core products to competitive market rates, and introducing higher-end, higher-margin merchandise to the stores. The Company expects depreciation expense as a percentage of total revenues to continue decreasing during the remainder of fiscal 2002 as product margins improve due to enhanced rental rates and turns as a result of the factors discussed above.

    Depreciation expense related to property and equipment decreased to 4.5% as a percentage of total revenues from 4.7%.

    Amortization of goodwill decreased to 0.1% as a percentage of total revenues from 2.3%. This decrease is due to the adoption of SFAS 142. SFAS 142 requires the cessation of amortization of goodwill and other indefinite-lived intangibles on the balance sheet. Goodwill on the balance sheet must then be tested for impairment at least annually. The Company is in the process of completing the transitional goodwill impairment test. The Company is required to have this test completed by March 31, 2002.

    Cost of Prepaid Phone Service. The cost of prepaid phone service increased to $5.5 million, or 3.6% as a percentage of total revenue from $5.0 million, or 3.2% as a percentage of total revenue. Cost of prepaid phone service as a percentage of prepaid phone service revenue decreased to 59.6% from 61.6%. The Company has made significant progress in developing tools that uncover high cost geographic areas. The Company uses this information to adjust pricing in these high cost geographic areas.

    Salaries and Wages. Salaries and wages decreased by $2.3 million to $39.3 million from $41.6 million primarily due to the closing or selling of 75 under-performing stores since December 31, 2000, and the Company's efforts to better manage store staffing levels and overtime. It is also the result of a reduction in corporate staffing levels. Salaries and wages decreased to 25.5% as a percentage of total revenues from 26.2%.

    Advertising. Advertising expense decreased from $11.3 million to $10.3 million and decreased from 7.1% as a percentage of total revenues to 6.7%. Advertising expense for the quarter ended December 31, 2000, included costs associated with the roll-out of the Gateway program and the opening of new stores during the quarter. These initiatives were not repeated during the quarter ended December 31, 2001.

    Occupancy. Occupancy expense decreased to $11.7 million from $12.3 million primarily due to the closing or selling of 75 under-performing stores since December 31, 2000.

    Other Operating Expense. Other operating expense decreased by $8.9 million and decreased to 21.3% as a percentage of total revenues from 26.3%. This decrease is primarily due to lower rental merchandise losses, payroll taxes, service costs, travel and entertainment costs, accounting fees, legal fees and consulting fees.

    During the first quarter of fiscal 2001, accounting fees, legal fees and consulting fees related to the accounting investigation, shareholder litigation and fiscal 2000 audit were $1.1 million. During the first quarter of fiscal 2002, accounting and legal fees related to the accounting investigation and shareholder litigation were $0.4 million.

    Interest Expense. Interest expense increased from 6.8% to 8.6% as a percentage of total revenues. The Company amended its credit facility with a syndicate of banks on October 5, 2001. The amended facility requires the Company to accrue additional payment-in-kind interest at a rate of 200 to 500 basis points that is due and payable on the maturity date of the term loans. This payment-in-kind interest amounted to $3.7 million in the three month period ended December 31, 2001. Also as a result of the amendment, the Company wrote off $0.4 million in deferred financing costs associated with the revolving portion of the facility. Offsetting these increases is a decrease in other interest expense of $1.8 million. This decrease is due to lower debt from the prior period and the lower effective interest rate. In the comparable period in fiscal 2001, the Company was in default under the bank credit facility and operated under a forbearance agreement. The forbearance agreement required higher effective interest rates and fees.

    Other Income (Expense). Other income was $1.8 million for the three months ended December 31, 2001, compared to other expense of $4.3 million in the three months ended December 31, 2000. This change is primarily due to a positive change in the fair market value of the interest swap portfolio, which resulted in income of $1.3 million for the quarter ended December 31, 2001, compared to an adverse change of $4.2 million for the quarter ended December 31, 2000. Other income in the three months ended December 31, 2001, also includes gains on the sale of stores. The Company entered into several small transactions to sell seven under-performing stores. The Company recognized a net gain of $0.5 million on these store sale transactions.

    Income Tax Expense. During the first quarter of fiscal 2002, the Company recorded income tax expense of $10,622 due to the adoption of SFAS 142. Upon conclusion of the goodwill impairment analysis under SFAS 142, if a goodwill impairment expense is required, there will be a related tax benefit recorded not to exceed this tax liability. There was no tax benefit recorded for the first quarter of fiscal 2001 related to the operating losses due to the uncertainty of their realization. The increase to the deferred tax asset, net of liabilities excluding goodwill, was $15.3 million for the three months ended December 31, 2001, of which $10.6 million related to the reclass of the deferred tax liability for goodwill. The increase to the deferred tax asset, net of liabilities, for the three months ended December 31, 2000, was $8.2 million.
The increase to the deferred tax asset was offset by a full valuation allowance for both periods.

    Extraordinary Item. On October 5, 2001, the Company amended its credit facility with a syndicate of banks. As a result of the amendment, the Company wrote-off a portion of the bank fees associated with previous amendments to the credit facility. The amount of the deferred financing costs related to term portion of the facility was $3.4 million.

    Net Loss. A net loss of $22.7 million was incurred in the period as a result of the factors described above compared to a net loss in the same period last year of $25.8 million.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's capital requirements relate primarily to purchasing additional rental merchandise and replacing rental merchandise that has been sold or is no longer suitable for rent. During fiscal 2001, the Company operated under a forbearance agreement with its bank lenders through October 5, 2001. The Company's ability to borrow funds under the forbearance agreement was limited. The Company obtained an amended credit facility on October 5, 2001, that provides the Company with sufficient borrowing capacity and revised loan covenants. As a result of the new amendment, the Company incurred a non-cash charge of $3.8 million related to the write-off of substantially all of the bank fees associated with previous amendments to the facility.

    For the three months ended December 31, 2001, the Company used $35.9 million to fund operating activities compared to the three months ended December 31, 2000 when $2.4 million was used in operations. The increase in cash used in the fiscal 2002 period was primarily a result of the increase in rental merchandise of $16.2 million, the decrease in rental merchandise deposits of $22.1 million, and the decrease in other liabilities of $12.2 million offset by a decrease in net loss of $3.1 million, the write-off of deferred financing costs of $3.8 million, and an increase in the deferred tax liability of $10.6 million. The decrease in other liabilities is prmarily due to the payment of accrued interest and payments under the vehicle capital lease obligation.

    Net cash used in investing activities for the three months ended December 31, 2001 was $3.3 million compared to $6.7 million during the three months ended December 31, 2000. Investing activities in both periods were for the purchase of property and equipment that was $3.3 million in the fiscal 2002 period and $6.7 million in the fiscal 2001 period.

    For the three months ended December 31, 2001 financing activities provided $36.6 million as compared to $9.7 million provided for the three months ended December 31, 2000. In the fiscal 2002 period, the Company borrowed $215.1 million and repaid $176.3 million. In the fiscal 2001 period, the borrowings were $22.5 million and repayments were $13.1 million.

SEASONALITY AND INFLATION

    Management believes that the Company's operating results are subject to seasonality. The first quarter typically has a greater percentage of rentals because of traditional holiday shopping patterns. Management plans for these seasonal variances and takes particular advantage of the first quarter with product promotions, marketing campaigns, and employee incentives. Because many of the Company's expenses do not fluctuate with seasonal revenue changes, such revenue changes may cause fluctuations in the Company's quarterly earnings.

    During the three months ended December 31, 2001, the cost of rental merchandise, energy costs, store lease rental expense and salaries and wages has increased modestly. These increases have not had a significant effect on the Company's results of operations because the Company has been able to charge commensurately higher rental rates for its merchandise. This trend is expected to continue in the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, FASB issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently evaluating the provisions of this statement.

    In August 2001, FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is currently evaluating the provisions of this statement.

CAUTIONARY STATEMENT

    This report includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 2E1 of the Securities Exchange Act of 1934, as amended. See particularly Item 2, "Management's Discussion and Analysis of Financial Condition," among others. These statements may be identified by terms and phrases such as "anticipate", "believe", "intend", "estimate", "expect", "continue", "should", "could", "may", "plan", "project", "predict", "will" and similar expressions and relate to future events and occurrences. These statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. Factors that could cause actual results to differ materially from those expressed or implied in such statements include but are not limited to:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's major market risk exposure is primarily due to possible fluctuations in interest rates. As of December 31, 2001, the Company had $338.4 million in loans with floating interest rates indexed to current LIBOR and prime rates. Because the floating rates expose the Company to the risk of increased interest cost if interest rates rise, the Company began a policy in 1998 of managing interest rate risk by utilizing interest rate swap agreements to convert a portion of the floating interest rate loans to fixed interest rates. As of December 31, 2001, the Company has $183.4 million in interest rate swap agreements that lock in a LIBOR rate ranging from 5.09% to 6.97%. This effectively fixes the interest rate on $183.4 million of loans. These interest rate swap agreements have maturities ranging from 2002 to 2005. The market value of the interest rate swaps will be negatively impacted by falling interest rates and/or a flattening of the yield curve. Any changes in the market value of the interest rate swaps would affect pre-tax earnings.

    Given the Company's current capital structure, including interest rate swap agreements, there is $155.0 million, or 45.8% of the Company's total debt, in floating rate loans. A hypothetical 1.0% change in the LIBOR rate would affect interest expense and pre-tax earnings by approximately $1.6 million.

    The Company does not enter into derivative financial instruments for trading or speculative purposes. The interest rate swap agreements are entered into with major financial institutions thereby minimizing the risk of credit loss.

                                 RENT-WAY, INC.

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS

    None.

B.  REPORTS ON FORM 8-K

    The Company filed the following reports on Form 8-K in the quarter ended December 31, 2001:

(1) On December 19, 2001, the Company filed a Current Report on Form 8-K, which reported the issuance of a press release regarding fiscal 2001 financial results.

(2) On October 8, 2001, the Company filed a Current Report on Form 8-K, which reported the issuance of a press release announcing it had completed an amendment to its credit agreement with its bank lenders.

(3) On October 2, 2001, the Company filed a Current Report on Form 8-K, which reported the issuance of a press release announcing financial projections for the period ended September 30, 2001, and the quarters ended March 2002, June 2002, and September 2002.

                                 RENT-WAY, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 Rent-Way, Inc.
                             -----------------------
                                  (Registrant)



                                   By:

      February 14, 2002                    /s/ William A. McDonnell
  -------------------------           -----------------------------------------
             Date                                    (Signature)
                                               William A. McDonnell
                                      Vice President and Chief Financial Officer



                                   By:

      February 14, 2002                       /s/ John A. Lombardi
  -------------------------           -----------------------------------------
             Date                                    (Signature)
                                                  John A. Lombardi
                                       Chief Accounting Officer and Controller