Form 10-Q
period 2002-03-31
RENT WAY INC
filed 2002-05-14
CIK 893046

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                                    --------

                         Commission File Number 0-22026

                                 RENT-WAY, INC.
             (Exact name of registrant as specified in its charter)

                                 ---------------


                                  PENNSYLVANIA
                                  ------------
                 (State or other jurisdiction of incorporation)



                                   25-1407782
                                   ----------
                      (I.R.S. Employer Identification No.)



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

Yes      X           No
   ---------------      ------------




    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



               Class                Outstanding as of May 8, 2002
            -----------             -----------------------------
            Common Stock                        25,540,979

                                 RENT-WAY, INC.



PART I         FINANCIAL INFORMATION                                      PAGE

       Item 1.      Financial Statements:

       Condensed Consolidated Balance Sheets as of March 31, 2002
       (unaudited) and September 30, 2001                                   3

       Condensed Consolidated Statements of Operations, Three and Six
       Months Ended March 31, 2001 and 2002 (unaudited)                     4

       Condensed Consolidated Statements of Cash Flows, Six Months Ended
       March 31, 2001 and 2002 (unaudited)                                  5

       Notes to Condensed Consolidated Financial Statements (unaudited)     6

       Item 2.Management's Discussion and Analysis
              of Financial Condition and Results of Operations             14

       Item 3.Quantitative and Qualitative Disclosures About Market Risk   20

PART II        OTHER INFORMATION

       Item 2.      Changes in Securities and Use of Proceeds              21

       Item 4.      Submission of Matters to a Vote of Security Holders    21

       Item 6.      Exhibits and Reports on Form 8-K                       21

                    Signatures                                             22

                                 RENT-WAY, INC.
<

                                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                                     (all dollars in thousands)

                                                                                  MARCH 31,    SEPTEMBER 30,
                                                                                    2002           2001
                                                                                -----------------------
                                                                                (unaudited)

                     ASSETS

                     Cash and cash equivalents                                    $  9,394       $  10,515
                     Prepaid expenses                                               14,302          13,534
                     Income tax receivable                                           4,972           8,239
                     Rental merchandise, net                                       234,166         218,973
                     Rental merchandise, deposit                                     1,441           2,486
                     Deferred tax asset, net                                            --              --
                     Property and equipment, net                                    59,861          68,792
                     Goodwill, net                                                 292,084         292,084
                     Deferred financing costs, net                                   2,273           4,136
                     Non-compete and prepaid consulting fees, net                    1,957           1,693
                     Other assets                                                    4,977           7,725
                                                                                  --------       ---------
                             Total assets                                         $625,427       $ 628,177
                                                                                  ========       =========


                     LIABILITIES AND SHAREHOLDERS' EQUITY

                     Liabilities:
                     Accounts payable                                             $ 28,424       $  24,212
                     Other liabilities                                              80,713          90,914
                     Deferred tax liability                                         13,615              --
                     Debt                                                          317,733         307,009
                                                                                  --------       ---------
                             Total liabilities                                     440,485         422,135

                     Contingencies (See Note 8)                                         --              --

                     SHAREHOLDERS' EQUITY:

                     Preferred stock, without par value; 1,000,000 shares
                          authorized; no shares issued and outstanding                  --              --
                     Common stock, without par value; 50,000,000 shares
                          authorized; 24,535,379 and 24,509,978 shares issued
                          and outstanding, respectively                            295,715         295,610
                     Loans to shareholders                                            (603)           (924)
                     Accumulated other comprehensive income                          1,226           1,654
                     Accumulated deficit                                          (111,396)        (90,298)
                                                                                  --------       ---------
                             Total shareholders' equity                            184,942         206,042
                                                                                  --------       ---------
                             Total liabilities and shareholders' equity           $625,427       $ 628,177
                                                                                  ========       =========

                 The accompanying notes are an integral part of these financial statements.


                                 RENT-WAY, INC.

                                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (all dollars in thousands, except per share data)

                                                       FOR THE THREE MONTHS ENDED                      FOR THE SIX MONTHS ENDED
                                                                MARCH 31,                                      MARCH 31,
                                                       2002                     2001                  2001                  2002
                                                     --------                 --------              --------              --------

                                                    (unaudited)             (unaudited)            (unaudited)           (unaudited)


REVENUES:
Rental revenue                                       $132,515                $141,089               $257,521               $269,337
Prepaid phone service revenue                          10,192                   9,192                 19,395                 17,374
Other revenues                                         21,295                  24,687                 41,190                 46,994
                                                     --------                --------               --------               --------
       Total revenues                                 164,002                 174,968                318,106                333,705


COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
    Rental merchandise                                 48,049                  52,459                 92,927                 98,791

    Property and equipment                              6,599                   8,148                 13,615                 15,648

    Amortization of goodwill and other intangibles        615                   4,423                  1,230                  8,838

Cost of prepaid phone service                           6,363                   5,009                 11,845                 10,051
Salaries and wages                                     37,512                  39,391                 76,791                 80,972

Advertising, net                                        5,412                   1,806                 15,732                 12,967

Occupancy                                              11,065                  12,451                 22,717                 24,733

Other operating expenses                               34,751                  39,651                 67,108                 80,749
                                                     --------                --------               --------               --------
        Total costs and operating expenses            150,366                 163,338                301,965                332,749
                                                     --------                --------               --------               --------
        Operating income                               13,636                  11,630                 16,141                    956

OTHER INCOME (EXPENSE):
Interest expense                                      (12,728)                (11,201)               (25,929)               (21,991)
Interest income                                            95                      66                    308                    122

Other income (expense), net                             2,608                  (4,520)                 4,386                 (8,863)
                                                     --------                --------               --------               --------
       Income (loss) before income taxes                3,611                  (4,025)                (5,094)               (29,776)
Income tax expense                                      2,014                      --                 12,636                     --
                                                     --------                --------               --------               --------


Income (loss) before extraordinary item                 1,597                  (4,025)               (17,730)               (29,776)
Extraordinary item                                         --                      --                 (3,368)                    --
                                                     --------                --------              ---------               --------
       Net income (loss)                             $  1,597                $ (4,025)             $ (21,098)              $(29,776)
                                                     ========                ========              =========               ========

EARNINGS (LOSS) PER COMMON SHARE (NOTE 3):

Basic earnings (loss) per common share:
     Income (loss) before extraordinary item         $    0.07               $   (0.16)             $   (0.72)            $   (1.22)
                                                     =========               =========              =========             =========
     Net income (loss)                               $    0.07               $   (0.16)             $   (0.86)            $   (1.22)
                                                     =========               =========              =========             =========

Diluted earnings (loss) per common share:
     Income (loss) before extraordinary item         $    0.06               $   (0.16)             $   (0.72)            $   (1.22)
                                                     =========               =========              =========             =========
     Net income (loss)                               $    0.06               $   (0.16)             $   (0.86)            $   (1.22)
                                                     =========               =========              =========             =========

Weighted average common shares outstanding:
     Basic                                             24,530                  24,509                 24,521                  24,492
                                                     ========                ========               ========                ========
     Diluted                                           24,633                  24,509                 24,521                  24,492
                                                     ========                ========               ========                ========

                 The accompanying notes are an integral part of these financial statements.


                                 RENT-WAY, INC.

                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (all dollars in thousands)

                                                                                  FOR THE SIX MONTHS ENDED
                                                                                         MARCH 31,
                                                                                 2002                        2001
                                                                        -----------------------------------------
                                                                              (unaudited)            (unaudited)


               OPERATING ACTIVITIES:
               Net loss                                                       $  (21,098)            $  (29,776)
               Adjustments to reconcile net loss
                to net cash provided by operating activities:
                   Depreciation and amortization                                 108,041                123,297
                   Deferred income taxes                                          13,615                     --
                   Write-off of deferred financing costs                           3,810                     --
                   Write-off of property and equipment                             1,230                    992
                   Gain on sale of assets                                           (476)                  (131)
                   Other                                                              --                     82
               Changes in assets and liabilities:
                   Prepaid expenses                                                 (768)                 1,252
                   Rental merchandise                                           (108,498)              (105,720)
                   Rental merchandise deposits and credits due from vendors        1,045                 28,966
                   Income tax receivable                                           3,267                 11,972
                   Other assets                                                    1,953                  5,249
                   Accounts payable                                                5,525                 (8,012)
                   Other liabilities                                              (4,877)                16,913
                                                                              ----------             ----------
                      Net cash provided by operating activities                    2,769                 45,084
                                                                              ----------             ----------


               INVESTING ACTIVITIES:
                   Purchase of businesses, net of cash acquired                   (1,095)                  (311)
                   Purchases of property and equipment                            (5,690)                (7,342)
                   Proceeds from sale of stores and other assets                   1,833                    886
                   Other                                                              --                     52
                                                                              ----------             ----------
                      Net cash used in investing activities                       (4,952)                (6,715)
                                                                              ----------             ----------

               FINANCING ACTIVITIES:
                   Proceeds from borrowings                                      358,000                203,265
                   Payments on borrowings                                       (353,407)              (237,635)
                   Book overdraft                                                 (1,313)                 3,174
                   Deferred finance costs                                         (2,644)                   106
                   Proceeds from common stock issuance                               105                    425
                   Payment of loans by directors                                     351                     --
                   Interest on loans to directors                                    (30)                   (36)
                   Loan to director                                                   --                   (159)
                                                                              ----------             ----------
                      Net cash provided by (used in)financing activities           1,062                (30,860)
                                                                              ----------             ----------

                        Increase (decrease) in cash                               (1,121)                 7,509
                                                                              ----------             ----------

               Cash and cash equivalents at beginning of period                   10,515                 10,654
                                                                              ----------             ----------

               Cash and cash equivalents at end of period                     $    9,394             $   18,163
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

    These financial statements and the notes thereto should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10 K for the fiscal year ended September 30, 2001.

2.  BUSINESS RATIONALIZATION:

    The Company periodically closes under-performing stores and takes other actions to maximize its overall profitability. In connection with the closing of stores and taking other actions, it incurs employee severance, fixed asset write offs, lease termination costs and other direct exit costs related to these activities. Employee severance costs related to the closing of under-performing stores were immaterial in each of the periods reported below. The net amount of these costs were as follows:



                                                                                       Lease
                                                                    Fixed Asset     Termination
                                                                     Write Offs        Costs           Total
                  Fiscal 1999 Provision........................      $  2,544        $  3,095        $  5,639
                  Amount utilized in fiscal 1999...............        (2,544)           (822)         (3,366)
                                                                     --------        --------        --------
                  Balance at September 30, 1999................            --           2,273           2,273
                                                                     --------        --------        --------
                  Fiscal 2000 Provision........................           885           2,185           3,070
                  Amount utilized in fiscal 2000...............          (885)         (2,028)         (2,913)
                                                                     --------        --------        --------
                  Balance at September 30, 2000................            --           2,430           2,430
                                                                     --------        --------        --------
                  Fiscal 2001 Provision........................         1,646           5,043           6,689
                  Amount utilized in fiscal 2001...............        (1,646)         (2,389)         (4,035)
                                                                     --------        --------        --------
                  Balance at September 30, 2001................            --           5,084           5,084
                                                                     --------        --------        --------
                  Fiscal 2002 Provision .......................           254             571             825
                  Amount utilized in fiscal 2002...............          (254)         (1,906)         (2,160)
                                                                     ---------       --------        --------
                  Balance at March 31, 2002....................      $     --        $  3,749        $  3,749
                                                                     ========        ========        ========

    Lease termination costs will be paid according to the contract terms.

    The Company recorded severances costs of $0.4 million related to other actions in the three months ended March 31, 2002.

                                 RENT-WAY, INC.

               (all dollars in thousands, except per share data)

3. EARNINGS (LOSS) PER COMMON SHARE:

    Basic earnings (loss) per common share is computed using income (loss) available to common shareholders divided by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed using income (loss) available to common shareholders and the weighted average number of shares outstanding is adjusted for the potential impact of options and warrants where the effects are dilutive. Because operating results were a loss for the six-month period ended March 31, 2002 and for the three- and six-month periods ended March 31, 2001, basic and diluted loss per common share were the same.

    The following table reconciles the basic and diluted earnings (loss) per common share computation:



                                                                        FOR THE THREE MONTHS                   FOR THE SIX MONTHS
                                                                                ENDED                                 ENDED
                                                                              MARCH 31,                             MARCH 31,
                                                                             (UNAUDITED)                           (UNAUDITED)
        COMPUTATION OF EARNINGS (LOSS) PER SHARE:                      2002               2001               2002            2001
-------------------------------------------------------         -----------------  -----------------  -----------------  -----------


         BASIC
         Earnings (loss) applicable to common shares for
           basic loss per share.............................         $  1,597           $ (4,025)          $(21,098)       $(29,776)
                                                                     ========           ========           ========        ========

         Weighted average common shares outstanding ........           24,530             24,509             24,521          24,492
                                                                     ========           ========           ========        ========

         Basic earnings (loss) per common share:
           Income (loss) before extraordinary item..........         $   0.07           $  (0.16)          $  (0.72)       $  (1.22)
                                                                     ========           ========           ========        ========
           Net income (loss)................................         $   0.07           $  (0.16)          $  (0.86)       $  (1.22)
                                                                     ========           ========           ========        ========

         DILUTED
         Earnings (loss) applicable to common shares for
           diluted loss per share...........................         $  1,597           $ (4,025)          $(21,098)       $(29,776)
                                                                     ========           ========           ========        ========

         Weighted average common shares used in calculating
           basic earnings (loss) per share..................           24,530             24,509             24,521          24,492
         Shares issuable upon exercise of stock options,
           warrants and escrowed shares (1).................              103                 --                 --               --
                                                                     --------           --------           --------       ----------

         Weighted average number of shares used in calculation
           of diluted earnings (loss) per share.............           24,633             24,509             24,521          24,492
                                                                     ========           ========           ========        ========

         Diluted earnings (loss) per common share:
           Income (loss) before extraordinary item..........         $   0.06           $  (0.16)          $  (0.72)       $  (1.22)
                                                                     ========           ========           ========        ========
           Net income (loss)................................         $   0.06           $  (0.16)          $  (0.86)       $  (1.22)
                                                                     ========           ========           ========        ========

         (1) Including the effects of these items for the periods ended 2001 and the six months ended 2002 would be antidilutive. Therefore, 84, 102, and 107 of antidilultive common shares are excluded from consideration in the calculation of diluted loss per share for the three and six months ended March 31, 2001, and six months ended
              March 31, 2002, respectively.

4. GOODWILL--ADOPTION OF STATEMENT 142:

    Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, ceases upon adoption. Thus, no amortization for such goodwill and indefinite lived intangibles was recognized in the accompanying consolidated statements of operations for the three and six months ended March 31, 2002, compared to $3,497 and $6,993 for the comparable periods of the prior year. On an annual basis and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and a write down may be necessary. SFAS 142 allows up to six months from the date of adoption to complete the initial step one impairment test for such goodwill and indefinite lived intangibles. In accordance with the provisions of SFAS 142, the Company completed step one of the impairment test for such goodwill and indefinite lived intangibles that existed on the Company's balance sheet at the date of its adoption. Based upon its preliminary analysis from the step one impairment test, the Company has determined that goodwill is impaired in the household rental segment and the amount of the write down could be up to $50,000. In accordance with the provisions of SFAS 142, the Company will complete step two of the impairment test and record the determined write down no later than September 30, 2002. In accordance with the transitional implementation guidance of SFAS 142, the write down will be recorded retroactive to the Company's first quarter results of operations.

                                 RENT-WAY, INC.

               (all dollars in thousands, except per share data)

4.   GOODWILL--ADOPTION OF STATEMENT 142, continued:

    As required by SFAS 142, the results for the prior year's quarter have not been restated. A reconciliation of the previously reported net loss and loss per share as if SFAS 142 had been adopted as of October 1, 2000, is presented as follows:



                                                          FOR THE THREE MONTHS ENDED            FOR THE SIX MONTHS ENDED
                                                                  March 31,                             March 31,
                                                                  (UNAUDITED)                           (UNAUDITED)
                                                        --------------------------------------------------------------------
                                                              2002               2001               2002              2001
                                                        --------------------------------------------------------------------
       Reported net income (loss)..........................$  1,597           $ (4,025)          $(21,098)         $(29,776)
       Add back:  Goodwill amortization.....................     --              3,497                 --             6,993
                                                            -------            -------           --------          --------
       Adjusted net income (loss)..........................$  1,597           $   (528)          $(21,098)         $(22,783)
                                                            =======            =======           =========         =========

       Basic earnings (loss) per share
           Reported basic earnings (loss) per share........$    0.07          $   (0.16)         $   (0.86)        $   (1.22)
           Goodwill amortization............................      --               0.14                 --               0.29
                                                             -------           --------           --------          ---------
           Adjusted basic earnings (loss) per share........$    0.07          $   (0.02)         $   (0.86)        $   (0.93)
                                                           =========          =========          =========         =========

       Diluted earnings (loss) per share:
           Reported diluted earnings (loss) per share......$    0.06          $   (0.16)         $   (0.86)        $   (1.22)

           Goodwill amortization............................      --               0.14                 --               0.29
                                                             -------           --------           --------          ---------
           Adjusted diluted earnings (loss) per share......$    0.06          $   (0.02)         $   (0.86)        $   (0.93)
                                                           =========          =========          =========         =========


    The following table shows the net carrying value of goodwill as of March 31, 2002, for the Company's segments:



                                                                                 Prepaid
                                                           Household            Telephone        Total
                                                         Rental Segment      Service Segment    Segments
                                                         --------------      ---------------    --------

                        Goodwill                             $ 285,490         $ 6,594         $ 292,084

    The following table reflects the components of amortizable intangible assets at March 31, 2002:


                                                                     Net Carrying Amount
                        Amortizable intangible assets:
                           Non-compete agreements                       $      1,230
                           Customer contracts                                    727
                           Exclusivity agreement                                 740
                                                                        ------------
                                                                        $      2,697


There were no changes to the amortization methods and lives of the amortizable intangible assets.

5. DEBT:

    On October 5, 2001, the Company amended its credit agreement. The credit facility, co-led by National City Bank of Pennsylvania, acting as administrative agent, Bank of America, N.A., acting as documentation agent, and Bank of Montreal and Harris Trust and Savings Bank, acting as syndication agents, provides for loans and letters of credit of up to a maximum of $363,548 (revolving notes and letters of credit up to a maximum of $75,000 and varying based on the applicable period, Term Loans A $117,567, and Term Loans B $170,981). The amendment amended the Company's credit facility dated September 23, 1999, as amended November 17, 1999; December 6, 1999; December 7, 1999; and June 28, 2000.

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

    The principal amount of Term Notes A under the amended facility is payable in quarterly payments due on the last day of each December, March, June, and September, beginning with the quarter ended December 31, 2001, as follows:


     Quarters ending                         Amount of principal payment
    on following date                            due on payment date
 --------------------------              -----------------------------------
  12/31/01 through 6/30/02                             $5,722
   9/30/02 through 6/30/03                             $7,153
           9/30/03                                     $8,583
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

    The aggregate amount of all the Revolving Credit Loans and Letters of Credit shall not exceed the lender's revolving credit ratable share of the following amounts during the following applicable period of time:

                                    Maximum available for Revolving Credit Loans
      Applicable period                           and Letters of Credit
      -----------------                           ---------------------
Closing date through 12/24/01                            $61,128
   12/25/01 through 2/28/02                              $75,000
    3/01/02 through 6/30/02                              $61,128
    7/01/02 through 9/30/02                              $55,000
10/01/02 through Expiration date                         $50,000

    The credit facility requires the Company to meet certain financial covenants and ratios including maximum leverage, minimum interest coverage, minimum net worth, fixed charge coverage, and rental merchandise usage ratios. In addition, the Company must meet requirements regarding monthly, quarterly, and annual financial reporting. The credit facility also contains non-financial covenants, which restrict actions of the Company with respect to the payment of dividends, acquisitions, mergers, disposition of assets or subsidiaries, issuance of capital stock, and capital expenditures. The Company may at any time repay outstanding borrowings, in whole or part, without premium or penalty, except with respect to restrictions identified with the selection of the euro rate option. As of March 31, 2002, the Company was in compliance with all covenants contained in the credit facility.

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

    As a result of amending the credit facility, the Company wrote off a portion of the bank fees associated with previous amendments to the credit facility. The amount of deferred finance costs was $3,810 of which $3,368 related to the term loans and was recorded as an extraordinary item and $442 related to the revolving notes and was recorded in interest expense on the Company's Consolidated Statement of Operations for the six months ended March 31, 2002.

                                 RENT-WAY, INC.

               (all dollars in thousands, except per share data)

5.  DEBT, continued:

    As of March 31, 2002, the Company's credit facility debt under both the euro-rate option and base-rate option plans were as follows:


          BORROWING OPTION PLAN          AMOUNT       RATE
          ---------------------          ------       ----
          Euro-rate.........           $111,845      7.395%
          Euro-rate.........            170,537      7.895%
          Euro-rate tranche.             20,000      7.43 %
          Euro-rate tranche.              5,000      7.40%
          Euro-rate tranche.             10,000      7.55%
          Base-rate.........                 47      9.25 %
                                       --------
                                       $317,429


    The rates listed in the above table do not include payment-in-kind interest. Payment-in-kind interest is accrued at 450 basis points on the Term Loans A and revolving notes and 500 basis points on the Term Loans B.

6. DERIVATIVE FINANCIAL INSTRUMENTS:

    At March 31, 2002, the Company had interest rate swaps on a notional debt amount of $183,100 and a fair market value of $(6,599). The variable pay interest rate ranges from 5.09% to 6.97%. The maturity dates run through August 2005.

    The Company's interest rate swaps do not meet the qualifications for hedge accounting treatment under Statement of Financial Accounting Standards ("SFAS") No. 133. For the quarter ended March 31, 2002, the Company's positive change in the fair market value of the interest rate swap portfolio of $2,296 was credited to other income/expense in the Company's Consolidated Statements of Operations.

7. COMPREHENSIVE INCOME:

    Comprehensive income encompasses net income and changes in the components of accumulated other comprehensive income not reflected in the Company's Consolidated Statements of Operations during the periods presented. Accumulated other comprehensive income consists of the transition asset recorded at the time of adoption of SFAS No. 133.

>

                                                Other       Accumulated Other
                                            Comprehensive     Comprehensive
                                               Income            Income
                                            -------------   -----------------
      Net loss for the three
       months ended December 31,2001          $(22,695)

      SFAS 133 Transition amount                 1,654           $1,654
      Amortization of SFAS 133
             Transition amount                    (214)            (214)
                                              --------           ------
      Total for three months
       ended December 31, 2001                 (21,255)           1,440
                                              --------           ------

      Net income for the three
       months ended March 31, 2002               1,597
      Amortization of SFAS 133
             Transition amount                    (214)            (214)
                                              --------           ------
      Total for the six months
       ended March 31, 2002                   $(19,872)          $1,226
                                              ========           ======

                                 RENT-WAY, INC.

               (all dollars in thousands, except per share data)

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

    Certain of Rent-Way's officers and directors and Rent-Way, as nominal defendant, have been sued in a shareholder derivative action brought on behalf of Rent-Way in the U.S. District Court for the Western District of Pennsylvania. The derivative complaint purports to assert claims on behalf of Rent-Way against the defendants for violation of duties asserted to be owed by the defendants to Rent-Way and which relate to the events which gave rise to the purported class actions described above. All proceedings in the derivative case have been stayed, pending the resolution of the class action. Rent-Way cannot predict the outcome of the litigation.

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

    The Company is subject to legal proceedings and claims in the ordinary course of its business that have not been finally adjudicated. Certain of these cases have resulted in initial claims totaling $46,133. However, all but $573 of such claims are, in the opinion of management, covered by insurance policies or indemnification agreements and therefore should not have a material effect on the financial position or results of operations of the Company. Additionally, threatened claims exist for which management is not yet able to reasonably estimate a potential loss. In management's opinion, none of these claims will have a material adverse effect on the financial position or results of operations of the Company.

    The Company is self-insured for certain losses related to workers' compensation, employee medical and employee dental claims, vehicle and general liability.

    The Company has purchased stop-loss coverage in order to limit its exposure to any significant levels of claims. Self-insurance reserves are accrued based upon the Company's estimates of the aggregate liability for uninsured claims incurred using certain actuarial assumptions followed in the insurance industry and the Company's historical experience. The Company has obtained letters of credit of $6,000 to guarantee the payment of future claims. The face value of the letters of credit approximates their market value at March 31, 2002.

    In January 2002, the Company made an additional cash contribution of $255 to the Rent-Way, Inc. 401(k) Retirement Savings Plan ("the Rent Way Plan") in order to restore a portion of the loss in value of Rent-Way stock held in participant accounts under the plan, which resulted from the Company's disclosure of accounting improprieties in October 2000. The Company has agreed- to make additional contributions in future years to the extent Rent-Way's stock price does not reach certain levels.

                                 RENT-WAY, INC.

   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (all dollars in thousands, except per share data)

9. INCOME TAXES:

    The Company recorded income tax expense of $2,014 for the quarter ended March 31, 2002, in connection with the adoption of SFAS 142, which no longer permits the deferred tax liability related to tax deductible goodwill to offset the portion of the deferred tax asset related to the Company's NOL position. The deferred tax asset, net of deferred tax liabilities excluding this tax deductible goodwill, increased from $34,198 at September 30, 2001, to $48,284 at March 31, 2002. This represented an increase of $14,086 for the six months ended March 31,2002, of which $10,622 relates to the additional need for a deferred tax valuation allowance as a result of the adoption of SFAS 142 on October 1, 2001. A full valuation allowance has been provided against deferred tax assets of $48,284. The Company recorded income tax expense on an equal basis throughout the year due to the inability to accurately calculate an effective tax rate.

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



                                                                  Household
                                                                   Rental     Prepaid Telephone  Intersegment
                    For the three months ended March 31, 2002      Segment         Service         Activity      Total Segments
                   --------------------------------------------  ----------  -----------------  --------------   --------------
                            Total revenue...................     $ 154,347         $ 10,192        $    (537)       $ 164,002
                                                                 =========         ========        ==========       =========
                            Operating income................     $  13,225         $    363        $      48        $  13,636
                                                                 =========         ========        =========        =========
                            Net income......................     $   1,300         $    297        $      --        $   1,597
                                                                 =========         ========        =========        =========

                                                                  Household
                                                                   Rental     Prepaid Telephone  Intersegment
                    For the six months ended March 31, 2002        Segment         Service         Activity      Total Segments
                   --------------------------------------------  ----------  -----------------  --------------   --------------
                            Total revenue.................       $ 299,765        $ 19,395         $  (1,054)       $ 318,106
                                                                 =========        ========         ==========       =========
                            Operating income..............       $  15,369        $    701         $      71        $  16,141
                                                                 =========        ========         =========        =========
                            Net income (loss).............       $ (21,647)       $    549         $      --        $ (21,098)
                                                                 =========        ========         =========        =========

                            Total Assets..................       $ 625,502        $  4,860         $  (4,935)       $ 625,427
                                                                 =========        ========         ==========       =========

11.  RECENT ACCOUNTING PRONOUNCEMENTS:

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

     In April 2002, FASB issued Statement of Financial Accounting Standards No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 updates, clarifies, and simplifies existing accounting pronouncements. The Company is currently evaluating the provisions of this statement.

                                 RENT-WAY, INC.

12.  SUBSEQUENT EVENT:

    On April 18, 2002, the Company sold 1 million restricted common shares to Calm Waters Partnership and two other investors ("the Investors") for $6,000 and authorized a warrant to purchase 100,000 shares of common stock at an exercise price per share equal to the greater of 105% of last reported sale price of common stock on the day preceding the closing date and $1.50. In addition, the agreement calls for the Investors to purchase an additional 2,640,000 common shares for $16,500 and to receive a warrant to purchase 250,000 shares of common stock at an exercise price equal to the greater of 105% of the last reported sale price of common stock on the day preceding the second closing date or $1.50. The Investors' obligation to purchase the additional shares is subject to certain conditions including that a replacement of the Company's existing credit facility occur on or prior to December 31, 2002, as well as conditions related to the Company's existing class action litigation and ongoing investigations, among others. The Company has also agreed to issue additional warrants to investors, if it fails to meet certain financial benchmarks.

                                 RENT-WAY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

OVERVIEW

    Rent-Way is the second largest operator in the rental purchase industry with 1,068 stores located in 42 states as of March 31, 2002. The Company offers quality brand name home entertainment equipment, computers, furniture, appliances, and jewelry to customers under full-service rental-purchase agreements that generally allow the customer to obtain ownership of the merchandise at the conclusion of an agreed upon rental period. The Company also provides prepaid local phone service to consumers on a monthly basis through its majority-owned subsidiary, dPi Teleconnect, L.L.C. ("DPI").

USE OF ESTIMATES IN OUR FINANCIAL STATEMENTS

    The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates, including those related to litigation, liability for self-insurance, impairment of goodwill and other intangibles, based on currently available information. Changes in facts and circumstances may result in revised estimates.

SIGNIFICANT ACCOUNTING POLICIES

    Revenue. Rental merchandise is rented to customers pursuant to rental agreements, which provide for either weekly, biweekly, semi-monthly or monthly rental payments collected in advance. Revenue is recognized as collected not over the rental term, since at the time of collection the rental merchandise has been placed in service and costs of installation and delivery have been incurred. This method of revenue recognition does not produce materially different results than if rental revenue was recognized over the weekly, biweekly, semi-monthly or monthly rental term.

    Rental Merchandise Depreciation. The Company uses the units of activity depreciation method for all rental merchandise except computers. Under the units of activity method, rental merchandise is depreciated as revenue is collected. This rental merchandise is not depreciated during periods when it is not on rent and therefore not generating rental revenue. Computers, added to the Company's product line in June 1999, are principally depreciated on the straight-line basis beginning on acquisition date over 12 months to 24 months, depending on the type of computer. Write-offs of rental merchandise arising from customers' failure to return merchandise, obsolescence and losses due to excessive wear and tear of merchandise are recognized using the direct write-off method, which is materially consistent with the results that would be recognized under the allowance method.

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

    Company Insurance Programs. The Company is primarily self-insured for health, workers' compensation, automobile, and general liability costs. The self-insurance liability for health costs is determined actuarially based on claims filed and an estimate of claims incurred but not yet reported. The self-insurance liability for workers' compensation, automobile and general liability costs are determined actuarially based on claims filed and company experience. Losses in the workers' compensation, automobile and general liability programs are pre-funded based on the insurance company's loss estimates. Program costs will be adjusted for developed incurred losses at 18 months from policy inception and every 12 months thereafter.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain items from the Company's unaudited Condensed Consolidated Statements of Operations, expressed as a percentage of revenues.


                                                                THREE MONTHS                          SIX MONTHS
                                                                ENDED MARCH 31                      ENDED MARCH 31

                                                            2002               2001               2002              2001
                                                            ----               ----               ----              ----
              REVENUES:
                Rental revenue..................            80.8%              80.6%              81.0%             80.7%
                Prepaid phone service revenue...             6.2                5.3                6.1               5.2
                Other revenue...................            13.0               14.1               12.9              14.1
                                                          ------             ------             ------            ------
                   Total revenues...............           100.0              100.0              100.0             100.0

              COSTS AND OPERATING EXPENSES:
              Depreciation and amortization
                Rental merchandise..............            29.3               30.0               29.2              29.6
                Property and equipment..........             4.0                4.6                4.3               4.6
                Amortization of goodwill........             0.4                2.6                0.4               2.6
                                                          ------             ------             ------            ------
                   Total depreciation and amortization      33.7               37.2               33.9              36.8

              Cost of prepaid phone service.....             3.9                2.9                3.7               3.0
              Salaries and wages................            22.9               22.5               24.1              24.3
              Advertising.......................             3.3                1.0                5.0               3.9
              Occupancy.........................             6.7                7.1                7.1               7.4
              Other operating expenses..........            21.2               22.7               21.1              24.2
                                                          ------             ------             ------            ------
                   Total costs and operating expenses       91.7               93.4               94.9              99.7
                                                          ------             ------             ------            ------

                   Operating income.............             8.3                6.6                5.1               0.3
              Interest expense..................            (7.8)              (6.4)              (8.2)             (6.6)
              Interest income...................             0.1                --                 0.1               --
              Other income......................             1.6               (2.6)               1.4              (2.7)
                                                          ------             ------             ------            ------
                   Income before income taxes...             2.2               (2.3)              (1.6)             (8.9)
              Income tax expense ...............             1.2                --                 4.0               --
                                                          ------             ------              -----            -----
              Net Income (loss) before                       1.0               (2.3)              (5.6)             (8.9)
                       extraordinary item.......
             Extraordinary item................               --                 --               (1.0)              --
                                                          ------             ------              -----            -----

              Net income (loss).................             1.0%              (2.3)%             (6.6)%            (8.9)%
                                                          ======             ======             ======            ======


COMPARISON OF THREE MONTHS ENDED MARCH 31, 2002 AND 2001

    Total revenues. Total revenues decreased $11.0 million, or 6.3%, to $164.0 million from $175.0 million. The decrease is attributable to a decrease in revenues of $12.0 million in the household rental segment offset by an increase in revenues of $1.0 million in the prepaid telephone service segment. The $12.0 million decrease in revenue in the household rental segment is due to the closing or selling of 69 under-performing stores since March 31, 2001, and a 4.2% decrease in same store revenues.

    The decrease in same store revenues is due to a decrease in same store rental revenues and same store fee revenue. This was offset by an increase in same store sales revenue. Same store sales revenue increased by 2.2%. This increase is primarily due to customers of Gateway computers exercising the early purchase option. These computers were added to the Company's product line in June 2000. The three-month period ended March 31, 2002, saw the first period where a significant amount of these computers became eligible for the early purchase option. Same store rental revenues decreased 3.7% primarily due to the Company eliminating low-end, low-margin merchandise for rent. The Company has elected not to carry low-margin products in its merchandise mix. This decision has had the effect of reducing same store revenues but should increase overall gross margins in the future. Same store fee revenues decreased 11.2% as compared to the same period last year. This decrease is attributable to reductions in the Company's collection of Liability Damage Waiver and Processing Fees.

    Depreciation and Amortization. Depreciation expense related to rental merchandise decreased to 29.3% as a percentage of total revenues from 30.0%. In fiscal 2001, the Company took steps to increase gross profit margins on rental contracts. These steps included increasing weekly rental rates of personal computers to competitive market rates, implementing a program to eliminate free Internet service by replacing it with a prepaid, unlimited Internet product, increasing rental rates on certain core products to competitive market rates, and introducing higher-end, higher-margin merchandise to the stores. The Company expects depreciation expense as a percentage of total revenues to continue decreasing during the remainder of fiscal 2002 as product margins improve due to enhanced rental rates and turns as a result of the factors discussed above.

    Depreciation expense related to property and equipment decreased to 4.0% as a percentage of total revenues from 4.6%. This decrease is primarily due to the closing or selling of 69 stores since March 31, 2001.

    Amortization of goodwill and other intangibles decreased to 0.4% as a percentage of total revenues from 2.6%. This decrease is due to the adoption of SFAS 142. SFAS 142 requires the cessation of amortization of goodwill and other indefinite-lived intangibles on the balance sheet. Goodwill and other indefinite lived intangibles on the balance sheet must then be tested for impairment at least annually. The Company completed the step one transitional goodwill impairment test and determined that goodwill is impaired in the household rental segment. Based upon its preliminary analysis, the Company believes the impairment write down could be up to $50 million. In accordance with provisions of SFAS 142, the Company will complete step two of the impairment test and record the determined write down no later than September 30, 2002.

    Cost of Prepaid Phone Service. The cost of prepaid phone service increased to $6.4 million or 3.9% of total revenues from $5.0 million, or 2.9% as a percentage of total revenues. Cost of prepaid phone service as a percentage of prepaid phone service revenue increased to 62.4% from 54.5%. The increase is primarily due to the growth in the number of customer lines serviced and an increase in the mix of new customers to the total customer base. The increase in new customers results in higher costs due to ILEC activation fees. This increase is also the result of the FCC allowing the ILECs to increase EUCL monthly charges for residential lines during mid-year calendar 2001. The Company has reacted to the EUCL increases by adjusting retail prices to the customer based on targeted margins. These price increases were implemented in the first quarter of fiscal 2002.

    Salaries and Wages. Salaries and wages decreased by $1.9 million to $37.5 million from $39.4 million, primarily due to the closing or selling of 69 under-performing stores since March 31, 2001, and the Company's efforts to better manage store staffing levels and overtime. It is also the result of a reduction in corporate staffing levels. Salaries and wages increased to 22.9% as a percentage of total revenues from 22.5%.

    Advertising. Advertising expense increased from $1.8 million to $5.4 million. This increase is primarily due to increased usage of network radio spots and lower co-operative advertising rebates received from the Company's vendors.

    Occupancy. Occupancy expense decreased to $11.1 million from $12.5 million primarily due to the closing of 69 under-performing stores since March 31, 2001.

    Other Operating Expense. Other operating expense decreased by $4.9 million and decreased to 21.2% as a percentage of total revenues from 22.7%. This decrease is primarily due to lower rental merchandise losses, payroll taxes, service costs, travel and entertainment costs, accounting fees, legal fees, and consulting fees.

    During the second quarter of fiscal 2001, accounting fees, legal fees and consulting fees related to the investigation, shareholder litigation and the fiscal 2000 audit were $2.9 million. During the second quarter of fiscal 2002, accounting and legal fees related to the accounting investigation and shareholder litigation were $0.3 million.

    Interest Expense. Interest expense increased from 6.4% to 7.8% as a percentage of total revenues. The Company amended its credit facility with a syndicate of banks on October 5, 2001. The amended facility requires the Company to accrue additional payment-in-kind interest at a rate of 200 to 500 basis points that is due and payable on the maturity date of the term loans. This payment-in-kind interest amounted to $4.0 million in the three-month period ended March 31, 2002. Offsetting this increase is a decrease in other interest expense of $2.5 million. This decrease is due to the lower effective interest rate. In the comparable period in fiscal 2001, the Company was in default under the bank credit facility and operated under a forbearance agreement. The forbearance agreement required higher effective interest rates and fees.

    Other Income (Expense). Other income was $2.6 million for the three months ended March 31, 2002, compared to other expense of $4.5 million in the three months ended March 31, 2001. This change is primarily due to a positive change in the fair market value of the interest swap portfolio, which resulted in income of $2.3 million for the quarter ended March 31, 2002, compared to an adverse change of $4.2 million for the quarter ended March 31, 2001.

    Income Tax Expense. During the second quarter of fiscal 2002, the Company recorded income tax expense of $2.0 million as a result of the adoption of SFAS
142. During the second quarter of fiscal 2001, the Company recorded no income tax benefit related to the operating losses due to the uncertainty of their realization.

    Net Income(Loss). The Company generated net income of $1.6 million in the period as a result of the factors described above compared to a net loss of $4.0 million in the same period last year.


COMPARISON OF SIX MONTHS ENDED MARCH 31, 2002 AND 2001

    Total revenues. Total revenues decreased $15.6 million, or 4.7%, to $318.1 million from $333.7 million. The decrease is attributable to a decrease of $17.6 million in the household rental segment offset by an increase of $2.0 million in the prepaid telephone service segment. The $17.6 million decrease in revenue in the household rental segment is due to the closing or selling of 69 under-performing stores since March 31, 2001, and a 2.9% decrease in same store revenues.

    The decrease in same store revenues is due to a decrease in same store rental revenues and same store fee revenue. This was offset by an increase in same store sales revenue. Same stores sales revenue increased by 0.5%. This increase is primarily due to customers of Gateway computers exercising the early purchase option. These computers were added to the Company's product line in June 2000. The quarter ended March 31, 2002, saw the first period where a significant amount of these computers became eligible for the early purchase option. This increase in computer sales was offset by the merchandise reduction sales initiatives undertaken by the Company in late fiscal 2001 and early fiscal 2002. The Company lowered cash purchase prices on merchandise identified as generating margins lower than industry norms. Same store rental revenues decreased 1.9% primarily due to the Company eliminating low-end, low margin merchandise for rent. The Company has elected not to carry low-margin products in its merchandise mix. This decision has had the effect of reducing same store revenues but should increase overall gross margin in the future. Same store fee revenues decreased 9.7% as compared to the same period last year. This decrease is attributable to reductions in the Company's collection of Liability Damage Waiver and Processing Fees.

    Depreciation and amortization. Depreciation expense related to rental merchandise decreased to 29.2% as a percentage of total revenues from 29.6%. In fiscal 2001, the Company took steps to increase gross profit margins on rental contracts. These steps included increasing weekly rental rates of personal computers to competitive market rates, implementing a program to eliminate free Internet service by replacing it with a prepaid, unlimited Internet product, increasing rental rates on certain core products to competitive market rates, and introducing higher-end, higher-margin merchandise to the stores. The Company expects depreciation expense as a percentage of total revenues to continue decreasing during the remainder of fiscal 2002 as product margins improve due to enhanced rental rates and turns as a result of the factors discussed above.

    Depreciation expense related to property and equipment decreased to 4.3% as a percentage of total revenues from 4.6%.

    Amortization of goodwill and other intangibles decreased to 0.5% as a percentage of total revenues from 2.6%. This decrease is due to the adoption of SFAS 142. SFAS 142 requires the cessation of amortization of goodwill and other indefinite-lived intangibles on the balance sheet. Goodwill and other indefinite lived intangibles on the balance sheet must then be tested for impairment at least annually. The Company completed the step one transitional goodwill impairment test and determined that goodwill is impaired in the household rental segment. Based upon its preliminary analyisis, the Company believes the impairment write down could be up to $50 million. In accordance with provisions of SFAS 142, the Company will complete step two of the impairment test and record the determined write down no later than September 30, 2002.

    Cost of Prepaid Phone Service. The cost of prepaid phone service increased to $11.8 million or 3.7% of total revenues from $10.1 million, or 3.0% as a percentage of total revenues. Cost of prepaid phone service as a percentage of prepaid phone service revenue increased to 61.1% from 57.9%. The increase is primarily due to the growth in the number of customer lines serviced and an increase in the mix of new customers to the total customer base. The increase in new customers results in higher costs due to ILEC activation fees. This increase is also the result of the FCC allowing the ILECs to increase EUCL monthly charges for residential lines during mid-year calendar 2001. The Company has reacted to the EUCL increases by adjusting retail prices to the customer based on targeted margins. These price increases were implemented in the first quarter of fiscal 2002.

    Salaries and Wages. Salaries and wages decreased by $4.2 million to $76.8 million from $81.0 million primarily due to the closing or selling of 69 under-performing stores since March 31, 2001, and the Company's efforts to better manage store staffing levels and overtime. It is also the result of a reduction in corporate staffing levels. Salaries and wages decreased to 24.1% as a percentage of total revenues from 24.3%.

    Advertising. Advertising expense increased from $13.0 million to $15.7 million primarily due to the increased usage of network radio spots and lower co-operative advertising rebates received from the Company's vendors.

    Occupancy. Occupancy expense decreased to $22.7 million from $24.7 million primarily due to the closing of 69 under-performing stores since March 31, 2001.

    Other Operating Expense. Other operating expense decreased by $13.6 million to $67.1 million from $80.7 million. This decrease is due to lower rental merchandise losses, payroll taxes, service costs, travel and entertainment costs, accounting fees, legal fees, and consulting fees. It decreased to 21.0% as a percentage of total revenues from 24.2%.

    For the first six months of fiscal 2001, accounting fees, legal fees and consulting fees related to the fiscal 2000 audit and investigation were $3.9 million. For the first six months of fiscal 2002, accounting and legal fees related to the accounting investigation and shareholder litigation were $0.7 million.

    Interest Expense. Interest expense increased from 6.6% to 8.2% of total revenues. The Company amended its credit facility with a syndicate of banks on October 5, 2001. The amended facility requires the Company to accrue additional payment-in-kind interest at a rate of 200 to 500 basis points that is due and payable on the maturity date of the term loans. This payment-in-kind interest amounted to $7.7 million in the six-month period ended March 31, 2002. Offsetting this increase is a decrease in other interest expense of $3.8 million. This decrease is due to the lower effective interest rate. In the comparable period in fiscal 2001, the Company was in default under the bank credit facility and operated under a forbearance agreement. The forbearance agreement required higher effective interest rates and fees.

    Other Income (Expense). Other income was $4.4 million for the six months ended March 31, 2002, compared to other expense of $8.9 million in the six months ended March 31, 2001. This change is primarily due to a positive change in the fair market value of the interest swap portfolio, which resulted in income of $3.6 million for the six months ended March 31, 2002, compared to an adverse change of $8.8 million for the six months ended March 31, 2001. Other income for the six months ended March 31, 2002, also includes gains on the sale of stores. The Company entered into several small transactions to sell eight under-performing stores. The Company recognized a net gain of $0.6 million on these store sale transactions.

    Income Tax Expense. For the six months ended March 31, 2002, the Company recorded income tax expense of $12.6 millionin connection with the adoption of SFAS 142. The Company recorded no income tax benefit for the six months ended March 31, 2001, related to the operating losses due to the uncertainty of their realization.

    Extraordinary Item. On October 5, 2001, the Company amended its credit facility with a syndicate of banks. In connection with the amendment, the Company wrote-off a portion of the bank fees associated with previous amendments to the credit facility. The amount of the deferred financing costs related to the term portion of the facility was $3.4 million.

    Net Loss. A net loss of $21.1 million was incurred in the period as a result of the factors described above compared to net loss in the same period last year of $29.8 million.

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

    For the six months ended March 31, 2002, operations provided $2.8 million of cashflow compared to operations providing $45.1 million for the six months ended March 31, 2001. The decrease in cash provided in the fiscal 2002 period was primarily a result of the $15.3 million decrease in depreciation and amortization, the $27.9 million decrease in rental merchandise deposits, the $8.7 million decrease in income tax receivable, the $21.8 million decrease in other liabilities, and the $2.8 million increase in rental merchandise offset by a decrease in net loss of $8.7 million, the write-off of deferred financing costs of $3.8 million, and an increase in the deferred tax liability of $13.6 million. The decrease in other liabilities is primarily due to the payment of accrued interest and payments under the vehicle capital lease obligation.

    Net cash used in investing activities was $5.0 million for the six months ended March 31, 2002, compared to $6.7 million used in investing activities for the six months ended March 31, 2001. In the fiscal 2002 period, the purchase of property and equipment accounted for $5.7 million offset by sale proceeds from store sales of $1.8 million. In the fiscal 2001 period, the purchase of property and equipment accounted for $7.3 million offset by sale proceeds from store sales of $0.9 million.

    For the six months ended March 31, 2002, financing activities provided $1.1 million as compared to $30.9 million used in the six months ended March 31, 2001. In the fiscal 2002 period, the Company borrowed $358.0 and repaid $353.4 million. In the fiscal 2001 period, the borrowings were $203.3 million and repayments were $237.6 million.

SEASONALITY AND INFLATION

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

    During the six months ended March 31, 2002, the cost of rental merchandise, energy costs, store lease rental expense and salaries and wages has increased modestly. These increases have not had a significant effect on the Company's results of operations because the Company has been able to charge commensurately higher rental for its merchandise. This trend is expected to continue in the foreseeable future.

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

     In April 2002, FASB issued Statement of Financial Accounting Standards No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 updates, clarifies, and simplifies existing accounting pronouncements. The Company is currently evaluating the provisions of this statement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's major market risk exposure is primarily due to possible fluctuations in interest rates. As of March 31, 2002, the Company had $317.4 million in loans with floating interest rates indexed to current LIBOR and prime rates. Because the floating rates expose the Company to the risk of increased interest cost if interest rates rise, the Company began a policy in 1998 of managing interest rate risk by utilizing interest rate swap agreements to convert a portion of the floating interest rate loans to fixed interest rates. As of March 31, 2002, the Company has $183.1 million in interest rate swap agreements that lock in a LIBOR rate ranging from 5.09% to 6.97%. This effectively fixes the interest rate on $183.1 million of loans, thus hedging this risk. These interest rate swap agreements have maturities ranging from 2002 to 2005. The market value of the interest rate swaps will be negatively impacted by falling interest rates and/or a flattening of the yield curve.

    Given the Company's current capital structure, including interest rate swap agreements, there is $134.3 million, or 42.3% of the Company's total debt, in floating rate loans. A hypothetical 1.0% change in the LIBOR rate would affect pre-tax earnings by approximately $1.3 million.

    The Company does not enter into derivative financial instruments for trading or speculative purposes. The interest rate swap agreements are entered into with major financial institutions thereby minimizing the risk of credit loss.

                                 RENT-WAY, INC.
PART II--OTHER INFORMATION

ITEM 2.  CHANGES N SECURITIES AND USE OF PROCEEDS

     Pursuant to a Common Stock and Warrant Purchase Agreement dated April 18, 2002, Rent-Way, Inc. sold one million shares of common stock and a warrant to acquire an additional 100,000 shares of common stock to Calm Waters partnership and two other investors for $6.0 million. The warrant has an exercise price of $9.35 per share, subject to adjustment for stock splits, reorganizations, dilutive issuances and certain other events. The sale of the common stock and warrant was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended and Rule 506 promulgated thereunder. Subject to certain conditions, the investors will acquire an additional 2,640,000 shares of common stock and a warrant for 250,000 shares of common stock for $16.50 million.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     The 2002 Annual Meeting of Shareholder was held on March 12, 2002 at the Clarion Hotel and Conference Center, Erie, Pennsylvania. The only matter voted on at the Annual Meeting was the election of two (2) Class I directors to serve until the 2005 Annual Meeting of Shareholders. The result of the vote was as follows:


Name of Director        Class           Votes For          Withhold Authority
Gerald A. Ryan            I            20,989,923              202,324
Robert Fagenson           I            20,989,923              202,324


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a. EXHIBITS

     3.1 Articles of Incorporation of Rent-Way, Inc., as amended (incorporated by reference to Exhibit 3.1 to Rent-Way's Annual Report on Form 10-K for the year ended September 30, 1997, filed November 6, 1997.)

     3.2 Bylaws of Rent-Way, Inc., as amended (incorporated by reference to Exhibit 3.2 to Rent-Way's Annual Report on Form 10-K for the year ended September 30, 2000, filed July 2, 2001.)

    10.1 Common Stock and Warrant Purchase Agreement among Rent-Way and Calm Waters Partnership, Walter H. Morris and Charles A. Paquelet
            (with form of Warrant attached).

    10.2 Registration Rights Agreement between Rent-Way and Calm Waters Partnership, Walter H. Morris and Charles A. Paquelet.

    b. REPORTS ON FORM 8-K

    The Company filed the following reports on Form 8-K in the quarter ended March 31, 2002:

(1) On February 14, 2002, the Company filed a Current Report on Form 8-K, which reported the issuance of a press release regarding financial results for its fiscal quarter ended December 31, 2001.

(2) On February 7, 2002, the Company filed a Current Report on Form 8-K, which reported the issuance of a press release announcing it will host a conference call in connection with the release of financial results for its first quarter ended December 31, 2001.

(3) On January 16, 2002, the company filed a Current Report on Form 8-K, which reported the issuance of a press release announcing that John Higbee joined its Board of Directors.

                                 RENT-WAY, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 Rent-Way, Inc.
                                  (Registrant)


                                            By:



     May 13, 2002                              /s/William A. McDonnell
-------------------------                   ----------------------------------
         Date                                           (Signature)
                                                  William A. McDonnell
                                                   Vice President and
                                                Chief Financial Officer



                                            By:



     May 13, 2002                                 /s/John A. Lombardi
-------------------------                   ----------------------------------
         Date                                           (Signature)
                                                     John A. Lombardi
                                                 Chief Accounting Officer
                                                      and Controller



                                  EXHIBIT INDEX



3.3.     Articles of Incorporation of Rent-Way, Inc., as amended (incorporated by reference to Exhibit 3.1 to Rent-Way's Annual Report on Form 10-K for the year ended September 30, 1997, filed November 6, 1997.)

3.4 Bylaws of Rent-Way, Inc., as amended (incorporated by reference to Exhibit 3.2 to Rent-Way's Annual Report on Form 10-K for the year ended September 30, 2000, filed July 2, 2001.)

10.1 Common Stock and Warrant Purchase Agreement among Rent-Way and Calm Waters Partnership, Walter H. Morris and Charles A. Paquelet (with form of Warrant attached).

10.2 Registration Rights Agreement between Rent-Way and Calm Waters Partnership, Walter H. Morris and Charles A. Paquelet.