Form 10-Q
period 2002-08-08
RENT WAY INC
filed 2002-08-09
CIK 893046

23

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                                 --------------

                         Commission File Number 0-22026

                                 RENT-WAY, INC.
             (Exact name of registrant as specified in its charter)
                                 --------------


                PENNSYLVANIA                         25-1407782
        ----------------------------          ------------------------
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

Yes......X           No
   ---------------      ------------




    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



            Class                        Outstanding as of August 8, 2002
 ----------------------------            --------------------------------
       Common Stock                                 25,685,538

                                 RENT-WAY, INC.

              PART I         FINANCIAL INFORMATION                                                                PAGE


                             Item 1.      Financial Statements:

                                          Condensed Consolidated Balance Sheets as of June 30, 2002
                                               (unaudited) and September 30, 2001                                   3

                                          Condensed Consolidated Statements of Operations, three and nine
                                               months ended June 30, 2002 and 2001 (unaudited)                      4

                                          Condensed Consolidated Statements of Cash Flows, nine months
                                               ended June 30, 2002 and 2001 (unaudited)                             5

                                          Notes to Condensed Consolidated Financial Statements (unaudited)
                                                                                                                    6

                             Item 2.      Management's Discussion and Analysis
                                               of Financial Condition and Results of Operations                    15

                             Item 3.      Quantitative and Qualitative Disclosures About Market Risk               21

              PART II        OTHER INFORMATION

                             Item 1.      Legal Proceedings                                                        22


                             Item 6.      Exhibits and Reports on Form 8-K                                         22

                                           Signatures                                                              23




                                                                 RENT-WAY, INC.
                                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                                          (All dollars in thousands)

                                                                                    JUNE 30,         SEPTEMBER 30,
                                                                                      2002               2001
                                                                                ---------------       ----------
                                                                                  (unaudited)
                     ASSETS

                     Cash and cash equivalents                                      $   9,372         $  10,515
                     Prepaid expenses                                                  13,245            13,534
                     Income tax receivable                                              4,924             8,239
                     Rental merchandise, net                                          217,287           218,973
                     Rental merchandise, deposit                                        1,137             2,486
                     Property and equipment, net                                       57,070            68,792
                     Goodwill, net                                                    292,084           292,084
                     Deferred financing costs, net                                      2,245             4,136
                     Non-compete and prepaid consulting fees, net                       1,569             1,693
                     Other assets                                                       3,869             7,725
                                                                                    ---------         ---------
                             Total assets                                           $ 602,802         $ 628,177
                                                                                    =========         =========


                     LIABILITIES AND SHAREHOLDERS' EQUITY

                     Liabilities:
                     Accounts payable                                               $  17,077         $  24,212
                     Other liabilities                                                 82,415            90,914
                     Deferred tax liability                                            15,512                --
                     Debt                                                             302,693           307,009
                                                                                    ---------         ---------
                             Total liabilities                                        417,697           422,135

                     Contingencies (See Note 11)                                           --                --

                     SHAREHOLDERS' EQUITY:

                     Preferred stock, without par value; 1,000,000 shares
                     authorized;
                          no shares issued and outstanding                                 --                --
                     Common stock, without par value; 50,000,000 shares
                          authorized; 25,571,779 and 24,509,978 shares issued
                            and outstanding, respectively                             301,412           295,610
                     Common Stock Warrants; 100,000 outstanding                           343                --
                     Loans to shareholders                                               (277)             (924)
                     Accumulated other comprehensive income                             1,012             1,654
                     Accumulated deficit                                             (117,385)          (90,298)
                                                                                    ---------         ---------
                             Total shareholders' equity                               185,105           206,042
                                                                                    ---------         ---------
                             Total liabilities and shareholders' equity             $ 602,802         $ 628,177
                                                                                    =========         =========





                            The accompanying notes are an integral part of these financial statements.



                                                                                 RENT-WAY, INC.

                                                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                               (All dollars in thousands, except per share data)
                                                                                  (Unaudited)



                                                           Three Months Ended                             Nine Months Ended
                                                                June 30,                                        June 30,
                                              --------------------------------------         ---------------------------------------
                                                       2002                    2001                   2002                 2001
                                              ---------------------   --------------         ---------------------     -------------

REVENUES:
Rental revenue                                       $130,103                $133,583               $387,624               $402,920
Prepaid phone service revenue                           9,841                   8,942                 29,236                 26,316
Other revenues                                         19,571                  22,454                 60,761                 69,448
                                                     --------                --------               --------               --------
       Total revenues                                 159,515                 164,979                477,621                498,684

COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
    Rental merchandise                                 43,542                  52,437                136,469                151,228

    Property and equipment                              6,409                   7,829                 20,024                 23,477

    Amortization of goodwill and other                    609                   4,245                  1,839                 13,083
intangibles
Cost of prepaid phone service                           6,341                   4,609                 18,186                 14,660
Salaries and wages                                     38,422                  39,005                115,213                119,977

Advertising, net                                        5,808                   3,810                 21,540                 16,777

Occupancy                                              10,984                  11,462                 33,701                 36,195

Other operating expenses                               38,065                  39,201                105,196                119,950
                                                     --------                --------               --------               --------
        Total costs and operating expenses            150,180                 162,598                452,168                495,347
                                                     --------                --------               --------               --------
        Operating income                                9,335                   2,381                 25,453                  3,337

OTHER INCOME (EXPENSE):
Interest expense                                      (11,862)                (10,909)               (37,768)               (32,900)
Interest income                                            24                      58                    332                    180

Other income (expense), net                            (1,536)                   (227)                 2,850                 (9,090)
                                                     ---------               --------               --------               --------
       Loss before income taxes                        (4,039)                 (8,697)                (9,133)               (38,473)
Income tax expense                                      1,950                      --                 14,586                     --
                                                     --------                --------               --------               --------

Loss before extraordinary item                         (5,989)                 (8,697)               (23,719)               (38,473)
Extraordinary item                                         --                      --                 (3,368)                    --
                                                     --------                --------              ---------               --------
       Net loss                                      $ (5,989)               $ (8,697)             $ (27,087)              $(38,473)
                                                     ========                ========              =========               ========

LOSS PER COMMON SHARE (NOTE 3):
Basic loss per common share:
     Loss before extraordinary item                  $   (0.24)              $   (0.35)             $   (0.96)             $  (1.57)
                                                     =========               =========              =========              ========
     Net loss                                        $   (0.24)              $   (0.35)             $   (1.09)             $  (1.57)
                                                     =========               =========              =========              ========

Diluted loss per common share:
     Loss before extraordinary item                  $   (0.24)              $   (0.35)             $   (0.96)             $  (1.57)
                                                     =========               =========              =========              ========
     Net loss                                        $   (0.24)              $   (0.35)             $   (1.09)             $  (1.57)
                                                     =========               =========              =========              ========
Weighted average common shares outstanding:
     Basic                                             25,364                  24,510                 24,802                 24,498
                                                     ========                ========               ========               ========
     Diluted                                           25,364                  24,510                 24,802                 24,498
                                                     ========                ========               ========               ========








                                             The accompanying notes are an integral part of these financial statements.



                                                                  RENT-WAY, INC.

                                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (All dollars in thousands)
                                                                   (Unaudited)


                                                                                     Nine Months Ended
                                                                                          June 30,
                                                                        ----------------------------------------

                                                                                 2002                  2001
                                                                        ---------------------     --------------
               OPERATING ACTIVITIES:
               Net loss                                                       $  (27,087)            $  (38,473)
               Adjustments to reconcile net loss
                to net cash provided by operating activities:
                   Depreciation and amortization                                 158,711                185,803
                   Deferred income taxes                                          15,512                     --
                   Write-off of deferred financing costs                           3,810                     --
                   Write-off of property and equipment                             1,484                  1,186
                   Gain on sale of assets                                           (511)                  (316)
               Changes in assets and liabilities:
                   Prepaid expenses                                                  289                  3,904
                   Rental merchandise                                           (135,304)              (128,534)
                   Rental merchandise deposits and credits due from                1,349                 30,617
               vendors
                   Income tax receivable                                           3,315                 11,984
                   Other assets                                                    2,602                  6,258
                   Accounts payable                                              (10,528)               (29,735)
                   Other liabilities                                                (747)                17,641
                                                                              ----------             ----------
                      Net cash provided by operating activities                   12,895                 60,335
                                                                              ----------             ----------


               INVESTING ACTIVITIES:
                   Purchase of businesses, net of cash acquired                   (1,095)                  (658)
                   Purchases of property and equipment                            (9,074)                (8,479)
                   Proceeds from sale of stores and other assets                   2,038                  3,779
                                                                              ----------             ----------
                      Net cash used in investing activities                       (8,131)                (5,358)
                                                                              ----------             ----------

               FINANCING ACTIVITIES:
                   Proceeds from borrowings                                      522,000                369,720
                   Payments on borrowings                                       (535,152)              (425,247)
                   Book overdraft                                                  3,393                  3,628
                   Deferred financing costs                                       (2,940)                  (252)
                   Proceeds from common stock and warrant issuance                 6,145                    425
                   Payment of loans by directors                                     684                     --
                   Interest on loans to directors                                    (37)                   (55)
                   Loans to director                                                  --                   (159)
                                                                              ----------             ----------
                      Net cash used in financing activities                       (5,907)               (51,940)
                                                                              ----------             ----------
                        Increase (decrease) in cash                               (1,143)                 3,037
                                                                              ----------             ----------

               Cash and cash equivalents at beginning of period                   10,515                 10,654
                                                                              ----------             ----------

               Cash and cash equivalents at end of period                     $    9,372             $   13,691
                                                                              ==========             ==========






                            The accompanying notes are an integral part of these financial statements.

                                 RENT-WAY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (All dollars in thousands, except per share data)
                                   (Unaudited)

1. BASIS OF PRESENTATION:

Rent-Way, Inc., (the "Company" or "Rent-Way") is a corporation organized under the laws of the Commonwealth of Pennsylvania. The Company operates a chain of rental-purchase stores that rent durable household products such as home entertainment equipment, furniture, computers, major appliances and jewelry to consumers on a weekly or monthly basis. Commencing January 1, 2000, the Company also provides prepaid local phone service to consumers on a monthly basis through its majority-owned subsidiary, dPi Teleconnect, LLC ("DPI"). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (which, except as discussed herein, consist of normal recurring adjustments), are necessary for a fair statement of the financial position, results of operations and cash flows of the Company have been made. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

Certain amounts in the June 30, 2001, condensed consolidated financial statements were reclassified to conform to June 30, 2002 presentation.

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


                                                                       Fixed           Lease
                                                                       Asset        Termination
                                                                    Write Offs         Costs           Total

                  Balance at September 30, 2000................      $     --        $  2,430        $  2,430
                  Fiscal 2001 Provision........................         1,646           5,043           6,689
                  Amount utilized in fiscal 2001...............        (1,646)         (2,389)         (4,035)
                                                                     --------        --------        --------
                  Balance at September 30, 2001................            --           5,084           5,084
                                                                     --------        --------        --------
                  Fiscal 2002 Provision .......................           369             567             936
                  Amount utilized in fiscal 2002...............          (369)         (2,764)         (3,133)
                                                                     --------        --------        --------
                  Balance at June 30, 2002.....................      $     --        $  2,887        $  2,887
                                                                     ========        ========        ========

Lease termination costs will be paid according to the contract terms.

The Company recorded employee severance costs of $141 in the three months ended June 30, 2002.

                                 RENT-WAY, INC.

                (All dollars in thousands, except per share data)
                                   (Unaudited)

3. LOSS PER COMMON SHARE:

Basic loss per common share is computed using loss available to common shareholders divided by the weighted average number of common shares outstanding. Diluted loss per common share is computed using loss available to common shareholders and the weighted average number of shares outstanding adjusted for the potential impact of options and warrants where the effects are dilutive. Because operating results were a loss for the three- and nine-month periods ended June 30, 2002, and 2001, basic and diluted loss per common share were the same.

The following table reconciles the basic and diluted loss per common share computation:



                                                                        Three Months Ended             Nine Months Ended
                                                                             June 30,                     June 30,
                                                                ------------------------------     -------------------------
                                                                      2002            2001             2002          2001
                                                                -------------   --------------     -----------  ------------
 COMPUTATION OF LOSS PER SHARE:
         BASIC
         Loss for basic loss per share......................         $ (5,989)       $ (8,697)       $(27,087)     $(38,473)
                                                                     ========        ========        ========      ========
         Weighted average common shares outstanding ........           25,364          24,510         24,802         24,498
                                                                     ========        ========        =======       ========

         Basic loss per common share:
           Loss before extraordinary item...................         $  (0.24)       $  (0.35)       $  (0.96)     $  (1.57)
                                                                     ========        ========        ========      ========
           Net loss.........................................         $  (0.24)       $  (0.35)       $  (1.09)     $  (1.57)
                                                                     ========        ========        ========      ========

         DILUTED
         Loss for diluted loss per share....................         $ (5,989)       $ (8,697)       $(27,087)     $(38,473)
                                                                     ========        ========        ========      ========
         Weighted average common shares used in calculating
           basic loss per share.............................           25,364          24,510         24,802         24,498

         Shares issuable upon exercise of stock options,                   --              --             --             --
           warrants and escrowed shares (1).................         --------        --------        -------       --------

         Weighted average number of shares used in calculation
           of diluted loss per share........................           25,364          24,510         24,802         24,498
                                                                     ========        ========        =======       ========

         Diluted loss per common share:
           Loss before extraordinary item...................         $  (0.24)       $  (0.35)       $  (0.96)     $  (1.57)
                                                                     ========        ========        ========      ========
           Net loss.........................................         $  (0.24)       $  (0.35)       $  (1.09)     $  (1.57)
                                                                     ========        ========        ========      ========

                                        (1)  Including the effects of these items for the periods ended 2002 would be antidilutive. Therefore, 352 and 188 of antidilutive common shares are excluded from consideration in the calculation of diluted loss per share for the three- and nine- months ended
                                             June 30, 2002. Excludes contingent warrants issuable under certain debt and equity agreements. There were 147 and 122 antidilutive common shares excluded from consideration in the calculation of diluted loss per share for the three- and nine-months ended June 30, 2001.



4. GOODWILL--ADOPTION OF STATEMENT 142:

Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, ceases upon adoption. Thus, no amortization for such goodwill and indefinite lived intangibles was recognized in the accompanying consolidated statements of operations for the three- and nine- months ended June 30, 2002, compared to $3,497 and $10,489 for the comparable periods of the prior year. On an annual basis and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and a write down may be necessary. SFAS 142 allows up to six months from the date of adoption to complete the initial step one impairment test for such goodwill and indefinite lived intangibles.

In accordance with the provisions of SFAS 142, the Company completed step one of the impairment test for such goodwill and indefinite lived intangibles that existed on the Company's balance sheet at the date of its adoption. Based upon its preliminary

                                 RENT-WAY, INC.

                (All dollars in thousands, except per share data)
                                   (Unaudited)

4.   GOODWILL--ADOPTION OF STATEMENT 142, continued:

analysis from the step one impairment test, the Company has determined that goodwill is impaired in the household rental segment and the amount of the write down could be approximately $50,000. In accordance with the provisions of SFAS 142, the Company will complete step two of the impairment test and record the determined write down no later than September 30, 2002. In accordance with the transitional implementation guidance of SFAS 142, the write down will be recorded retroactive to the Company's first quarter results of operations. As required by SFAS 142, the results for the prior year's quarter have not been restated. A reconciliation of the previously reported net loss and loss per share as if SFAS 142 had been adopted as of October 1, 2000, is presented as follows:



                                                             Three Months Ended                     Nine Months Ended
                                                                June 30,                                 June 30,
                                                     --------------------------------        -------------------------------


                                                               2002             2001              2002               2001
                                                           ----------        ----------        ----------         ----------

       Reported net loss...................................$ (5,989)          $ (8,697)         $(27,087)          $(38,473)
       Add back:  Goodwill amortization.....................     --              3,497                --             10,489
                                                            -------            -------          --------           --------
       Adjusted net loss...................................$ (5,989)          $ (5,200)         $(27,087)          $(27,984)
                                                            =======            =======          =========          =========

       Basic loss per share
           Reported basic loss per share...................$   (0.24)         $   (0.35)        $   (1.09)         $   (1.57)
           Goodwill amortization............................     --               0.14                --                0.43
                                                            -------           --------          --------           ---------
           Adjusted basic loss per share...................$   (0.24)         $   (0.21)        $   (1.09)         $   (1.14)
                                                           =========          =========         =========          =========

       Diluted loss per share:
           Reported diluted loss per share.................$   (0.24)         $   (0.35)        $   (1.09)         $   (1.57)
           Goodwill amortization............................     --               0.14                --                0.43
                                                            -------           --------          --------           ---------
           Adjusted diluted loss per share.................$   (0.24)         $   (0.21)        $   (1.09)         $   (1.14)
                                                           =========          =========         =========          =========


The following table shows the net carrying value of goodwill as of June 30, 2002, for the Company's segments:


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



The following table reflects the components of amortizable intangible assets at June 30, 2002:

                                                                    Net Carrying
                                                                       Amount
                        Amortizable intangible assets:
                            Non-compete agreements                    $  1,019
                            Customer contracts                             550
                            Exclusivity agreement                          569
                                                                     ---------
                                                                      $  2,138
                                                                     =========

There were no changes to the amortization methods and lives of the amortizable intangible assets.

5. DEBT:

On June 24, 2002, the Company amended its credit facility. The amendment modified the maximum leverage ratio, the minimum interest coverage ratio and the fixed charge coverage ratio covenants.

The Company's credit facility, co-led by National City Bank of Pennsylvania, acting as administrative agent, Bank of America, N.A., acting as documentation agent, and Bank of Montreal and Harris Trust and Savings Bank, acting as syndication agents, provided for loans and letters of credit of up to a maximum of $363,548 (revolving notes and letters of credit up to a maximum of $75,000 and varying based on the applicable period, Term Loans A $117,567, and Term Loans B $170,981).

Under the credit facility, the Company may borrow funds under a base rate option plan or euro-rate option plan. Under the base rate option, the Company may borrow funds based on a spread of prime rate plus 450 to 500 basis points. In addition, payment-in- kind interest at a rate of 200 to 500 basis points per annum is due and payable in cash on the maturity date of the term loans. The payment-in-kind margin is determined based on the ratio of debt to cash flows from operations during the period. Under the euro-rate option, the Company may borrow funds based on a spread of LIBOR plus 550 to 600 basis points. Borrowings under the euro-rate option require the Company to select a fixed interest period during which the euro-rate is applicable with the borrowed amount not to be repaid prior to the last day of the selected interest period. In addition, borrowing tranches under the euro-rate option must be in multiples of $1,000. Commitment fees associated with the credit facility are in a range from 0.375% to 0.500% for each bank's unused commitment.

The principal amount of Term Notes A under the credit facility is payable in quarterly payments due on the last day of each December, March, June, and September, beginning with the quarter ended December 31, 2001, as follows:



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
                                   12/31/03                            remaining principal balance outstanding

The principal amount of Term Notes B under the credit facility is payable in eight quarterly payments due on the last day of each December, March, June, and September beginning with the quarter ended December 31, 2001, and continuing through the quarter ending September 30, 2003, each payment equal to $444. The remaining principal balance is due on December 31, 2003.

The aggregate amount of all the revolving credit loans and letters of credit may not exceed the lender's revolving credit ratable share of the following amounts during the following applicable period of time:

                                                    Maximum available for
                                                    Revolving Credit Loans
         Applicable period                          and Letters of Credit
         -----------------                          -----------------------
   Closing date through 12/24/01                            $61,128
     12/25/01 through 2/28/02                               $75,000
     3/01/02 through 6/30/02                                $61,128
     7/01/02 through 9/30/02                                $55,000
  10/01/02 through Expiration date                          $50,000

The credit facility requires the Company to meet certain financial covenants and ratios including maximum leverage, minimum interest coverage, minimum net worth, fixed charge coverage, and rental merchandise usage ratios. In addition, the Company must meet requirements regarding monthly, quarterly, and annual financial reporting. The credit facility also contains non-financial covenants, which restrict actions of the Company with respect to the payment of dividends, acquisitions, mergers, disposition of assets or subsidiaries, issuance of capital stock, and capital expenditures. The Company may at any time repay outstanding borrowings, in whole or part, without premium or penalty, except with respect to restrictions identified with the selection of the euro rate option. As of June 30, 2002, the Company was in compliance with all covenants contained in the credit facility.

In the event that the leverage ratio as measured at June 30, 2003, for the four fiscal quarters then ended, is equal to or greater than 2.25 to 1.00, the Company will issue to the lenders under the credit facility warrants (the "Lender Warrants") for the purchase of the Company's common stock and will deliver a registration rights agreement in the form provided for in the Lender Warrants.

                                 RENT-WAY, INC.

                (All dollars in thousands, except per share data)
                                   (Unaudited)

5.  DEBT, continued:

The shares of common stock that will be obtained by the lenders upon the exercise of the Lender Warrants are to equal 15% of the total outstanding voting power of all the outstanding shares of the Company immediately prior to the exercise of the Lender Warrants. The Lender Warrants are to be allocated to the lenders based upon each lender's ratable share. The Company is required to at all times maintain a sufficient number of authorized shares of its common stock to permit the exercise by the lenders of the conversion of the Lender Warrants into shares of the Company's common stock.

As a result of the amendment of the credit facility that occurred October 5, 2001, the Company wrote off a portion of the bank fees associated with previous amendments to the credit facility. The amount of deferred finance costs was $3,810 of which $3,368 related to the term loans and was recorded as an extraordinary item and $442 related to the revolving notes and was recorded in interest expense on the Company's Consolidated Statement of Operations for the nine months ended June 30, 2002.

As of June 30, 2002, the Company's credit facility debt under both the euro-rate option and base-rate option plans were as follows:

           BORROWING OPTION PLAN   AMOUNT         RATE
           ---------------------   ------       --------
           Euro-rate.tranche.     $103,009       7.5475%
           Euro-rate.tranche.      167,207       8.0475%
           Euro-rate tranche.       20,000       7.4400%
           Euro-rate tranche.        5,000       7.3700%
           Base-rate.tranche.        7,387       9.2500%
                                  --------
                                  $302,603

The rates listed in the above table do not include payment-in-kind interest. As of June 30, 2002, payment-in-kind interest is accruing at 450 basis points on the Term Loans A and revolving notes and 500 basis points on the Term Loans B.

6.  SHAREHOLDERS' EQUITY:

On April 18, 2002, the Company sold 1 million restricted common shares and warrants to acquire 100,000 common shares to Calm Waters Partnership and two other investors (the "Investors") for $6,000. The warrants have an exercise price of $9.35 per share, subject to adjustment. In addition, the agreement calls for the Investors to purchase an additional 2,640,000 common shares for $16,500 and to receive a warrant to purchase 250,000 shares of common stock at an exercise price equal to the greater of 105% of the last reported sale price of common stock on the day preceding the second closing date or $1.50. The Investors' obligation to purchase the additional shares is subject to certain conditions including that a replacement of the Company's existing credit facility occur on or prior to December 31, 2002, as well as conditions related to the Company's existing class action litigation and ongoing investigations, among others. The Company has also agreed to issue additional warrants to the Investors, if it fails to meet certain financial benchmarks.

7. DERIVATIVE FINANCIAL INSTRUMENTS:

At June 30, 2002, the Company had interest rate swaps on a notional debt amount of $183,100 and a fair market value of ($8,293). The variable pay interest rate ranges from 5.09% to 6.97%. The maturity dates run through August 2005.

The Company's interest rate swaps do not meet the qualifications for hedge accounting treatment under Statement of Financial Accounting Standards No. 133. For the quarter ended June 30, 2002, the Company's negative change in the fair market value of the interest rate swap portfolio of $1,695 was charged to other income/expense in the Company's Consolidated Statements of Operations.

                                 RENT-WAY, INC.

               (All dollars in thousands, except per share data)
                                  (Unaudited)

8.  STOCK OPTIONS:

On June 13, 2002, option holders of the Company (other than officers and directors) were issued new options in replacement of options previously cancelled pursuant to the Company's exchange offer. The new options were issuable on the date six months and one day after the date of cancellation. The exercise price of the new options is $11.67 per share, which was the closing price of the Company's common stock on the New York Stock Exchange on June 13. As of December 10, 2001 (the expiration date of the Company's offer), 1,109,580 options to acquire common stock were cancelled pursuant to the offer; on June 13, 2002. 1,008,272 options were issued in replacement thereof.

9. COMPREHENSIVE INCOME:

Comprehensive income encompasses net income and changes in the components of accumulated other comprehensive income not reflected in the Company's Condensed Consolidated Statements of Operations during the periods presented. Accumulated other comprehensive income consists of the transition asset recorded at the time of adoption of SFAS No. 133.

                                                                        Other        Accumulated Other
                                                                    Comprehensive      Comprehensive
                                                                       Income             Income

   Net loss for the three months ended December 31, 2001            $    (22,695)

   SFAS 133 Transition amount                                              1,654       $      1,654
   Amortization of SFAS 133 Transition amount                               (214)              (214)
                                                                    ------------       ------------
   Total for three months ended December 31, 2001                        (21,255)             1,440
                                                                    ------------       ------------

   Net income for the three months ended March 31, 2002                    1,597
   Amortization of SFAS 133 Transition amount                               (214)              (214)
                                                                    ------------       ------------
   Total for the six months ended March 31, 2002                         (19,872)             1,226
                                                                    ------------       ------------

   Net loss for the three months ended June 30, 2002                      (5,989)
   Amortization of SFAS 133 Transition amount                               (214)              (214)
                                                                    ------------       ------------
   Total for the nine months ended June 30, 2002                    $    (26,075)      $      1,012
                                                                    ============       ============


10.  INSURANCE CHARGE AND RECOVERY

The Company recorded in income a reimbursement of defense costs related to the derivative and class action lawsuits in the amount of $1,900 in the three-month period ending June 30, 2002.

The Company recorded a charge of $4,600 against income for the three-month period ending June 30, 2002. This charge consisted of a $3,600 retrospective upward adjustment of the Company's fiscal 2001 property/casualty insurance premium and a $1,000 upward adjustment of the Company's pre-2001 property/casualty insurance premium reserves.

                                 RENT-WAY, INC.

                (All dollars in thousands, except per share data)
                                   (Unaudited)

11.  CONTINGENCIES:

Rent-Way and certain of its current and former officers were served with a consolidated class action complaint filed in the U.S. District Court for the Western District of Pennsylvania. The complaint alleges that, among other things, as a result of accounting irregularities, the Company's previously issued financial statements were materially false and misleading thus constituting violations of federal securities laws by the Company, by its auditors and by certain officers. The actions allege that the defendants violated Sections 10(b) and/or Section 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. The actions seek damages in unspecified amounts. The actions purport to be brought on behalf of purchasers of the Company's common stock during various periods, all of which fall between December 10, 1998, and October 27, 2000. A motion to dismiss the complaint filed by Rent-Way was denied on July 11, 2002. Rent-Way must file an answer to the complaint by August 9, 2002, and is continuing to evaluate the complaint and possible defenses thereto. Pending determination of the motion to dismiss, the Company's obligation to answer the complaint is stayed.

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

The Company is subject to legal proceedings and claims in the ordinary course of its business that have not been finally adjudicated. Certain of these cases have resulted in initial claims totaling $21,500. However, all but $1,127 of such claims are, in the opinion of management, covered by insurance policies or indemnification agreements and therefore should not have a material effect on the financial position or results of operations of the Company. Additionally, threatened claims exist for which management is not yet able to reasonably estimate a potential loss. In management's opinion, none of these claims will have a material adverse effect on the financial position or results of operations of the Company.

The Company is self-insured for certain losses related to workers' compensation, vehicle, general liability, and employee medical and employee dental claims.

The Company has purchased stop-loss coverage in order to limit its exposure to any significant levels of claims. Self-insurance reserves are accrued based upon the Company's estimates of the aggregate liability for uninsured claims incurred using certain actuarial assumptions followed in the insurance industry and the Company's historical experience. The Company has obtained letters of credit of $6,100 to guarantee the payment of future claims. The face value of the letters of credit approximates their market value at June 30, 2002.

In January 2002, the Company made an additional cash contribution of $255 to the Rent-Way, Inc. 401(k) Retirement Savings Plan in order to restore a portion of the loss in value of Rent-Way stock held in participant accounts under the plan, which resulted from the Company's disclosure of accounting improprieties in October 2000. The Company has agreed to make additional contributions in future years to the extent Rent-Way's stock price does not reach certain levels.

                                 RENT-WAY, INC.

                (All dollars in thousands, except per share data)
                                   (Unaudited)

12.  INCOME TAXES:

The Company recorded income tax expense of $1,897 for the quarter ended June 30, 2002, in connection with the adoption of SFAS 142, which no longer permits the deferred tax liability related to tax deductible goodwill to offset the portion of the deferred tax asset related to the Company's NOL position. The Company also recorded income tax expense of $53 for local taxes. The deferred tax asset, net of deferred tax liabilities excluding this tax-deductible goodwill, increased from $34,198 at September 30, 2001, to $49,899 at June 30, 2002. This represented an increase of $15,701 for the nine months ended June 30,2002, of which $10,622 relates to the additional need for a deferred tax valuation allowance as a result of the adoption of SFAS 142 on October 1, 2001. A full valuation allowance has been provided against deferred tax assets of $49,899. The Company recorded income tax expense on an equal basis throughout the year due to the inability to accurately calculate an effective tax rate.

13.  SEGMENT INFORMATION:

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




                                               Household            Prepaid
                                                Rental             Telephone     Inter-segment
      For the three months ended June 30,2002   Service             Service         Activity        Total Segment
      --------------------------------------- ---------------     ------------    ------------      ------------
         Total revenue...................     $       150,163     $      9,841    $       (489)     $    159,515
                                              ===============     ============    ============      ============
         Operating income (loss).........     $         9,528     $       (221)   $         28      $      9,335
                                              ===============     =============   ============      ============
         Net loss........................     $        (5,713)    $       (276)   $         --      $     (5,989)
                                              ===============     ============    ============      ============



                                                Household           Prepaid
                                                  Rental            Telephone    Inter-segment
       For the nine months ended June 30,2002     Service            Service        Activity      Total Segment
      --------------------------------------- --------------------------------- --------------    --------------
         Total revenue.................       $       449,928     $     29,236    $     (1,543)     $    477,621
                                              ===============     ============    ============      ============
         Operating income..............       $        24,897     $        480    $         76      $     25,453
                                              ===============     ============    ============      ============
         Net income (loss).............       $       (27,360)    $        276    $         (3)     $    (27,087)
                                              ===============     ============    ============      ============

         Total Assets..................       $       603,287     $      3,988    $     (4,473)     $    602,802
                                              ===============     ============    ============      ============

14.  RECENT ACCOUNTING PRONOUNCEMENTS:

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

                                 RENT-WAY, INC.

                (All dollars in thousands, except per share data)
                                   (Unaudited)

14.  RECENT ACCOUNTING PRONOUNCEMENTS, continued:

In April 2002, FASB issued Statement of Financial Accounting Standards No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 updates, clarifies, and simplifies existing accounting pronouncements. The Company is currently evaluating the provisions of this statement.

In August 2002, FASB issued Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 address financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the provisions of this statement.

                                 RENT-WAY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

OVERVIEW

Rent-Way is the second largest operator in the rental purchase industry with 1,062 stores located in 42 states as of June 30, 2002. The Company offers quality brand name home entertainment equipment, computers, furniture, appliances, and jewelry to customers under full-service rental-purchase agreements that generally allow the customer to obtain ownership of the merchandise at the conclusion of an agreed upon rental period. The Company also provides prepaid local phone service to consumers on a monthly basis through its majority-owned subsidiary, dPi Teleconnect, L.L.C. ("DPI").

USE OF ESTIMATES IN OUR FINANCIAL STATEMENTS

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates, including those related to litigation, liability for self-insurance, impairment of goodwill and other intangibles, based on currently available information. Changes in facts and circumstances may result in revised estimates.

SIGNIFICANT ACCOUNTING POLICIES

Revenue. Rental merchandise is rented to customers pursuant to rental agreements, which provide for either weekly, biweekly, semi-monthly or monthly rental payments collected in advance. Revenue is recognized as collected, not over the rental term, since at the time of collection the rental merchandise has been placed in service and costs of installation and delivery have been incurred. This method of revenue recognition does not produce materially different results than if rental revenue was recognized over the weekly, biweekly, semi-monthly or monthly rental term.

Rental Merchandise Depreciation. The Company uses the units of activity depreciation method for all rental merchandise except computers. Under the units of activity method, rental merchandise is depreciated as revenue is collected. Thus rental merchandise is not depreciated during periods when it is not on rent and therefore not generating rental revenue. Personal computers, added to the Company's product line in June 1999, are principally depreciated on the straight-line basis beginning on acquisition date over 12 months to 24 months, depending on the type of computer. Write-offs of rental merchandise arising from customers' failure to return merchandise, obsolescence and losses due to excessive wear and tear of merchandise are recognized using the direct write-off method, which is materially consistent with the results that would be recognized under the allowance method.

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

Closed Store Reserves. From time to time, the Company closes or consolidates retail stores. An estimate is recorded of the future obligation related to closed stores based upon the present value of the future lease payments and related commitments, net of estimated sublease income. At June 30, 2002 and 2001, the reserve for closed stores was $2.9 million and $2.3 million, respectively, with the increase primarily related to stores closed during the period. If the estimates related to sublease income are not correct, the actual liability may be more or less than the liability recorded.

Company Insurance Programs. The Company is primarily self-insured for health, workers' compensation, automobile, and general liability costs. The self-insurance liability for health costs is determined actuarially based on claims filed and an estimate of claims incurred but not yet reported. The self-insurance liability for workers' compensation, automobile and general liability costs are determined actuarially based on claims filed and company experience. Losses in the workers' compensation, automobile and general liability programs are pre-funded based on the insurance company's loss estimates. Loss estimates will be adjusted for developed incurred losses at 18 months from policy inception and every 12 months thereafter. Retrospective adjustments to loss estimates are recorded when determinable and probable.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from the Company's unaudited Condensed Consolidated Statements of Operations, expressed as a percentage of revenues.



                                                            Three Months Ended                   Nine Months Ended
                                                                June 30,                             June 30,
                                                 ------------------------------------  ----------------------------------
                                                          2002             2001              2002            2001
                                                    ----------------  --------------   -------------     ----------------
           REVENUES:
              Rental revenue..................           81.6%              81.0%              81.2%           80.8%
              Prepaid phone service revenue...            6.2                5.4                6.1             5.3
              Other revenue...................           12.2               13.6               12.7            13.9
                                                       ------             ------             ------            ----
                 Total revenues...............          100.0              100.0              100.0           100.0

            COSTS AND OPERATING EXPENSES:
            Depreciation and amortization
              Rental merchandise..............           27.3               31.8               28.6            30.3
              Property and equipment..........            4.0                4.7                4.2             4.7
              Amortization of goodwill and
                    other intangibles.........            0.4                2.6                0.4             2.6
                                                       ------             ------             ------            ----

                 Total depreciation and
                        amortization..........           31.7               38.7               33.2            37.2
            Cost of prepaid phone service.....            4.0                2.8                3.8             2.9
            Salaries and wages................           24.1               23.6               24.1            24.1
            Advertising.......................            3.6                2.3                4.5             3.4
            Occupancy.........................            6.9                6.9                7.1             7.3
            Other operating expenses..........           23.9               23.8               22.0            24.1
                                                       ------             ------             ------            ----
             Total costs and operating expenses          94.1               98.6               94.7            99.3
                                                       ------             ------             ------            ----

                 Operating income.............            5.9                1.4                5.3             0.7
            Interest expense..................           (7.4)              (6.6)              (7.9)           (6.6)
            Interest income...................            --                 --                 0.1            --
            Other income (expense)............           (1.0)              (0.1)               0.6            (1.8)
                                                       -------             -----             ------            ----
                 Loss before income taxes.....           (2.5)              (5.3)              (1.9)           (7.7)
            Income tax expense ...............            1.2                 --                3.1              --
                                                       -------             -----             ------            ----

            Net loss before extraordinary item           (3.8)              (5.3)              (5.0)           (7.7)
            Extraordinary item................             --                 --               (0.7)             --
                                                       -------             -----             ------            ----

            Net loss..........................           (3.8)%             (5.3)%             (5.7)%          (7.7)%
                                                       =======            ======             ======            ====



COMPARISON OF THREE MONTHS ENDED JUNE 30, 2002 AND 2001

Total revenues. Total revenues decreased $5.5 million, or 3.3%, to $159.5 million from $165.0 million. The decrease is attributable to a decrease in revenues of $6.4 million in the household rental segment offset by an increase in revenues of $0.9 million in the prepaid telephone service segment. The $6.4 million decrease in revenue in the household rental segment is due to the closing, merging or selling of 74 under-performing stores since June 30, 2001, and a 1.1% decrease in same store revenues.

The decrease in same store revenues is due to a decrease in both fee revenue and sales revenue, offset by an increase in rental revenue. The decrease in fee revenue was 8.7% as compared to the same period last year, and is attributed to reductions in the Company's collection of liability damage waiver and processing fees. The decrease in sales revenue was 5.1%, and is attributed to the Company selling less merchandise in this quarter than last year's quarter. The prior year quarter had a significant amount of product being sold to eliminate low-end, low-margin merchandise from its inventory mix. The increase in same store rental revenue was 0.5%, which has increased due to higher priced merchandise in the Company's inventory mix.

Depreciation and Amortization. Depreciation expense related to rental merchandise decreased to 27.3% as a percentage of total revenues from 31.8%. In fiscal 2001, the Company took steps to increase gross profit margins on rental contracts. These steps included increasing weekly rental rates of personal computers to competitive market rates, implementing a program to eliminate free Internet service by replacing it with a prepaid, unlimited Internet product, increasing rental rates on certain core products to competitive market rates, and introducing higher-end, higher-margin merchandise to the stores. The Company expects depreciation expense as a percentage of total revenues to continue decreasing during the remainder of fiscal 2002 as product margins improve due to enhanced rental rates and turns as a result of the factors discussed above.

Depreciation expense related to property and equipment decreased to 4.0% as a percentage of total revenues from 4.7%. This decrease is primarily due to the closing or selling of 74 stores since June 30, 2001. Amortization of goodwill and other intangibles decreased to 0.4% as a percentage of total revenues from 2.6%. This decrease is due to the adoption of SFAS 142. SFAS 142 requires the cessation of amortization of goodwill and other indefinite-lived intangibles on the balance sheet. Goodwill and other indefinite lived intangibles on the balance sheet must then be tested for impairment at least annually. The Company completed the step one transitional goodwill impairment test and determined that goodwill is impaired in the household rental segment. Based upon its preliminary analysis, the Company believes the impairment write down could be approximately $50 million. In accordance with provisions of SFAS 142, the Company will complete step two of the impairment test and record the determined write down no later than September 30, 2002.

Cost of Prepaid Phone Service. The cost of prepaid phone service increased to $6.3 million or 4.0% of total revenues from $4.6 million, or 2.8% as a percentage of total revenues. Cost of prepaid phone service as a percentage of prepaid phone service revenue increased to 64.4% from 51.5%. The increase is primarily due to the growth in the number of customer lines serviced and an increase in the mix of new customers to the total customer base. The increase in new customers results in higher costs due to ILEC activation fees. This increase is also the result of the FCC allowing the ILECs to increase End User Communication Line ("EUCL") monthly charges for residential lines during mid-year calendar 2001. The Company has reacted to the EUCL increases by adjusting retail prices to the customer based on targeted margins. These price increases were implemented in the first quarter of fiscal 2002.

Salaries and Wages. Salaries and wages decreased by $0.6 million to $38.4 million from $39.0 million, primarily due to the closing or selling of 74 under-performing stores since June 30, 2001, and the Company's efforts to better manage store staffing levels and overtime. It is also the result of a reduction in corporate staffing levels. Salaries and wages increased to 24.1% as a percentage of total revenues from 23.6% because revenues decreased 3.3% from the comparable period in fiscal 2001.

Advertising. Advertising expense increased from $3.8 million to $5.8 million. This increase is primarily due to increased usage of network radio spots and lower co-operative advertising rebates received from the Company's vendors.

Occupancy. Occupancy expense decreased to $11.0 million from $11.5 million primarily due to the closing of 74 under-performing stores since June 30, 2001.

Other Operating Expense. Other operating expense decreased by $1.1 million but increased to 23.9% as a percentage of total revenues from 23.8%. The decrease in expense is primarily due to lower rental merchandise losses, service costs, travel and entertainment costs, accounting fees, legal fees, and consulting fees.

During the third quarter of fiscal 2001, accounting fees, legal fees and consulting fees related to the investigation, shareholder litigation and the fiscal 2000 audit were $2.0 million. During the third quarter of fiscal 2002, there was a recovery of accounting and legal fees related to the investigation and shareholder litigation in the amount of $1.9 million, which offsets $0.7 million of fees for the quarter.

The decrease in other operating expense was partially offset by a charge of $4,600 against income for the three-month period ending June 30, 2002. This charge consisted of a $3,600 retrospective upward adjustment of the Company's fiscal 2001 property/casualty insurance premium and a $1,000 upward adjustment of the Company's pre-2001 property/casualty insurance premium reserves.

Interest Expense. Interest expense increased from 6.6% to 7.4% as a percentage of total revenues. The Company's credit facility requires the Company to accrue additional payment-in-kind interest at a rate of 200 to 500 basis points that is due and payable on the maturity date of its term loans. This payment-in-kind interest amounted to $3.3 million in the three-month period ended June 30, 2002. Offsetting this increase is a decrease in other interest expense of $2.4 million. This decrease is due to a lower effective interest rate. In the comparable period in fiscal 2001, the Company was in default under its bank credit facility and operated under a forbearance agreement.

Other Income (Expense). Other expense was $1.5 million for the three months ended June 30, 2002, compared to other expense of $0.2 million in the three months ended June 30, 2001. This change is primarily due to a negative change in the fair market value of the interest rate swap portfolio, which resulted in expense of $1.7 million for the quarter ended June 30, 2002, compared to an adverse change of $0.5 million for the quarter ended June 30, 2001.

Income Tax Expense. During the third quarter of fiscal 2002, the Company recorded income tax expense of $2.0 million as a result of the adoption of SFAS 142 and recording expense for local income taxes. During the third quarter of fiscal 2001, the Company recorded no income tax benefit related to the operating losses due to the uncertainty of their realization.

Net Loss. The Company generated a net loss of $6.0 million in the period as a result of the factors described above compared to a net loss of $8.7 million in the same period last year.

COMPARISON OF NINE MONTHS ENDED JUNE 30, 2002 AND 2001

Total revenues. Total revenues decreased $21.1 million, or 4.2%, to $477.6 million from $498.7 million. The decrease is attributable to a decrease of $24.0 million in the household rental segment offset by an increase of $2.9 million in the prepaid telephone service segment. The $24.0 million decrease in revenue in the household rental segment is due to the closing or selling of 74 under-performing stores since June 30, 2001, and a 2.1% decrease in same store revenues.

The decrease in same store revenues is due to a decrease in rental revenue, fee revenue and sales revenue. The decrease in rental revenue for the nine-month period was 1.1%, primarily due to the company eliminating low-end, low-margin merchandise for rent. The Company has elected not to carry low-margin products in its merchandising mix. The decrease in fee revenue was 9.4% as compared to the same period last year, and is attributed to reductions in the Company's collection of liability damage waiver and processing fees. The decrease in sales revenue was 0.8%, and is attributed to the company selling less merchandise for the nine-month period than last year's period. The prior year had a significant amount of product being sold to eliminate low-end, low-margin merchandise from its inventory mix.

Depreciation and amortization. Depreciation expense related to rental merchandise decreased to 28.6% as a percentage of total revenues from 30.3%. In fiscal 2001, the Company took steps to increase gross profit margins on rental contracts. These steps included increasing weekly rental rates of personal computers to competitive market rates, implementing a program to eliminate free Internet service by replacing it with a prepaid, unlimited Internet product, increasing rental rates on certain core products to competitive market rates, and introducing higher-end, higher-margin merchandise to the stores. The Company expects depreciation expense as a percentage of total revenues to continue decreasing during the remainder of fiscal 2002 as product margins improve due to enhanced rental rates and turns as a result of the factors discussed above.

Depreciation expense related to property and equipment decreased to 4.2% as a percentage of total revenues from 4.7%. This decrease is primarily due to the closing or selling of 74 stores since June 30, 2001.

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

Cost of Prepaid Phone Service. The cost of prepaid phone service increased to $18.2 million or 3.8% of total revenues from $14.7 million, or 2.9% as a percentage of total revenues. Cost of prepaid phone service as a percentage of prepaid phone service revenue increased to 62.2% from 55.7%. The increase is primarily due to the growth in the number of customer lines serviced and an increase in the mix of new customers to the total customer base. The increase in new customers results in higher costs due to ILEC activation fees. This increase is also the result of the FCC allowing the ILECs to increase EUCL monthly charges for residential lines during mid-year calendar 2001. The Company has reacted to the EUCL increases by adjusting retail prices to the customer based on targeted margins. These price increases were implemented in the first quarter of fiscal 2002.

Salaries and Wages. Salaries and wages decreased by $4.8 million to $115.2 million from $120.0 million primarily due to the closing or selling of 74 under-performing stores since June 30, 2001, and the Company's efforts to better manage store staffing levels and overtime. It is also the result of a reduction in corporate staffing levels. Salaries and wages remained at 24.1% as a percentage of total revenues.

Advertising. Advertising expense increased from $16.8 million to $21.5 million primarily due to the increased usage of network radio spots and lower co-operative advertising rebates received from the Company's vendors.

Occupancy. Occupancy expense decreased to $33.7 million from $36.2 million primarily due to the closing of 74 under-performing stores since June 30, 2001.

Other Operating Expense. Other operating expense decreased by $14.8 million to $105.2 million from $120.0 million. This decrease is due to lower rental merchandise losses, service costs, travel and entertainment costs, accounting fees, legal fees, and consulting fees. It decreased to 22.0% as a percentage of total revenues from 24.1%. For the first nine months of fiscal 2001, accounting fees, legal fees and consulting fees related to the fiscal 2000 audit and investigation were $5.9 million. For the first nine months of fiscal 2002, fees related to the accounting investigation and shareholder litigation were $1.4 million, of which $1.9 million was reimbursed as a result of an insurance recovery.

The decrease in other operating expense was partially offset by a charge of $4,600 against income for the three-month period ending June 30, 2002. This charge consisted of a $3,600 retrospective upward adjustment of the Company's fiscal 2001 property/casualty insurance premium and a $1,000 upward adjustment of the Company's pre-2001 property/casualty insurance premium reserves.

Interest Expense. Interest expense increased from 6.6% to 7.9% of total revenues. The Company`s credit facility requires the Company to accrue additional payment-in-kind interest at a rate of 200 to 500 basis points that is due and payable on the maturity date of its term loans. This payment-in-kind interest amounted to $11.1 million in the nine-month period ended June 30, 2002. Offsetting this increase is a decrease in other interest expense of $6.2 million. This decrease is due to a lower effective interest rate. In the comparable period in fiscal 2001, the Company was in default under the bank credit facility and operated under a forbearance agreement.

Other Income (Expense). Other income was $2.9 million for the nine months ended June 30, 2002, compared to other expense of $9.1 million in the nine months ended June 30, 2001. This change is primarily due to a positive change in the fair market value of the interest rate swap portfolio, which resulted in income of $1.9 million for the nine months ended June 30, 2002, compared to an adverse change of $9.3 million for the nine months ended June 30, 2001. Other income for the nine months ended June 30, 2002, also includes gain on the sale of stores. The Company entered into several small transactions to sell fourteen under-performing stores. The Company recognized a net gain of $0.8 million on these store sale transactions.

Income Tax Expense. For the nine months ended June 30, 2002, the Company recorded income tax expense of $14.6 million in connection with the adoption of SFAS 142 and recording local income taxes. The Company recorded no income tax benefit for the nine months ended June 30, 2001, related to the operating losses due to the uncertainty of their realization.

Extraordinary Item. On October 5, 2001, the Company amended its credit facility with a syndicate of banks. As a result of the October 5, 2001 amendment, the Company incurred a non-cash charge of $3.4 million related to the write-off of substantially all of the bank fees associated with previous amendments to the facility.

Net Loss. A net loss of $27.1 million was incurred in the period as a result of the factors described above compared to net loss in the same period last year of $38.5 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements relate primarily to purchasing additional rental merchandise and replacing rental merchandise that has been sold or is no longer suitable for rent. During fiscal 2001, the Company operated under a forbearance agreement with its bank lenders through October 5, 2001. The Company's ability to borrow funds under the forbearance agreement was limited. The Company obtained an amended credit facility on October 5, 2001, which was then amended June 24, 2002, that provides the Company with sufficient borrowing capacity and revised loan covenants. As a result of the October 5, 2001 amendment, the Company incurred a non-cash charge of $3.8 million related to the write-off of substantially all of the bank fees associated with previous amendments to the facility.

For the nine months ended June 30, 2002, operations provided $12.9 million of cash flow compared to operations providing $60.3 million for the nine months ended June 30, 2001. The decrease in cash provided in the fiscal 2002 period was primarily a result of the utilization of rental merchandise deposits in 2001, larger income tax refunds in 2001, and the decrease in other liabilities due to the payment of accrued interest and payments under the vehicle capital lease obligation.

Net cash used in investing activities was $8.1 million for the nine months ended June 30, 2002, compared to $5.4 million used in investing activities for the nine months ended June 30, 2001. In the fiscal 2002 period, the purchase of property and equipment accounted for $9.1 million offset by sale proceeds from store sales of $2.0 million. In the fiscal 2001 period, the purchase of property and equipment accounted for $8.5 million offset by sale proceeds from store sales of $3.8 million.

For the nine months ended June 30, 2002, financing activities used $5.9 million as compared to $51.9 million used in the nine months ended June 30, 2001. In the fiscal 2002 period, the Company borrowed $522.0 million and repaid $535.0 million. In the fiscal 2001 period, the borrowings were $369.7 million and repayments were $425.2 million. In the fiscal 2002 period, the Company sold 1 million restricted common shares to Calm Waters Partnership and two other investors ("the Investors") for $6 million and authorized a warrant to purchase 100,000 shares of common stock. In addition, the agreement calls for the Investors to purchase an additional 2,640,000 common shares for $16,500 and to receive a warrant to purchase 250,000 shares of common stock. The Investors' obligation to purchase the additional shares is subject to certain conditions including that a replacement of the Company's existing credit facility occur on or prior to December 31, 2002, as well as conditions related to the Company's existing class action litigation and ongoing investigations, among others. The Company has also agreed to issue additional warrants to investors, if it fails to meet certain financial benchmarks.

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

During the nine months ended June 30, 2002, the cost of rental merchandise, energy costs, store lease rental expense and salaries and wages has increased modestly. These increases have not had a significant effect on the Company's results of operations because the Company has been able to charge commensurately higher rental for its merchandise. This trend is expected to continue in the foreseeable future.

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

In August 2002, FASB issued Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 address financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the provisions of this statement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's major market risk exposure is primarily due to possible fluctuations in interest rates. As of June 30, 2002, the Company had $302.6 million in loans with floating interest rates indexed to current LIBOR and prime rates. Because the floating rates expose the Company to the risk of increased interest cost if interest rates rise, the Company began a policy in 1998 of managing interest rate risk by utilizing interest rate swap agreements to convert a portion of the floating interest rate loans to fixed interest rates. As of June 30, 2002, the Company has $183.1 million in interest rate swap agreements that lock in a LIBOR rate ranging from 5.09% to 6.97%. This effectively fixes the interest rate on 60.5% of the loans or $183.1 million, thus hedging this risk. These interest rate swap agreements have maturities ranging from 2002 to 2005. Falling interest rates and/or a flattening of the yield curve will negatively impact the market value of the interest rate swaps.

Given the Company's current capital structure, including interest rate swap agreements, there is $119.5 million, or 39.5% of the Company's total debt, in floating rate loans. A hypothetical 1.0% change in the LIBOR rate would affect pre-tax earnings by approximately $1.2 million.

The Company does not enter into derivative financial instruments for trading or speculative purposes. The interest rate swap agreements are entered into with major financial institutions thereby minimizing the risk of credit loss.

                                 RENT-WAY, INC.

PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    The Company, its auditors, and certain of its current and former officers have been named in a consolidated class-action complaint filed in the Western District of Pennsylvania alleging violations of the securities laws and seeking damages in unspecified amounts purportedly on behalf of a class of shareholders. The Company's motion to dismiss the complaint was denied by the Court on July 11, 2002. The Company is preparing an answer to the complaint, which is due by August 9, 2002.

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

       10.1 Amendment No. 7 to Credit Agreement dated as of June 24, 2002, between the Company and the lenders parties thereto.

       99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


    b. REPORTS ON FORM 8-K

    The Company filed the following reports on Form 8-K in the quarter ended June 30, 2002:

(1) On May 10, 2002, the Company filed a Current Report on Form 8-K, which reported the issuance of a press release regarding financial results for its fiscal quarter ended March 31, 2002.

(2) On April 18, 2002, the company filed a Current Report on Form 8-K, which reported the issuance of a press release announcing the sale of common stock and warrants to certain investors.

                                 RENT-WAY, INC.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 Rent-Way, Inc.
                                ----------------
                                  (Registrant)


                                          By:

       August 9, 2002                      /s/ William A. McDonnell
    ----------------------             --------------------------------------
             Date                                   (Signature)
                                               William A. McDonnell
                                      Vice President and Chief Financial Officer



                                          By:

       August 9, 2002                       /s/ John A. Lombardi
    ----------------------             --------------------------------------
             Date                                   (Signature)
                                                John A. Lombardi
                                        Chief Accounting Officer and Controller



                                  EXHIBIT INDEX



3.3      Articles of Incorporation of Rent-Way, Inc., as amended (incorporated by reference to Exhibit 3.1 to Rent-Way's Annual Report on Form 10-K for the year ended September 30, 1997, filed November 6, 1997.)

3.4      Bylaws of Rent-Way, Inc., as amended (incorporated by reference to
            Exhibit 3.2 to Rent-Way's Annual Report on Form 10-K for the year ended September 30, 2000, filed July 2, 2001.)

10.1     Amendment No. 7 to Credit Agreement dated as of June 24, 2002, between the Company and the lenders parties thereto.

99.1     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.