Form 10-K
period 2002-09-30
RENT WAY INC
filed 2002-12-30
CIK 893046

UNITED STATES
                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-K

                   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                                 ---------------

                         COMMISSION FILE NUMBER: 0-22026

                                 RENT-WAY, INC.

                             PENNSYLVANIA 25-1407782
                      (STATE OF INCORPORATION) (I.R.S. EIN)

                   ONE RENTWAY PLACE, ERIE, PENNSYLVANIA 16505

                                  (814)455-5378

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the  registrant is an  accelerated  filer
(as defined in Rule 12b-2 of the Act). Yes [  ]   No [ X ]

The aggregate market value of common stock held by non-affiliates of the registrant as of March 28, 2002, was $169,525,089.

The number of shares outstanding of the registrant's common stock as of December 19, 2002 was 25,685,538.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the registrant's definitive proxy statement for its 2003 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.



                                 RENT-WAY, INC.

                                TABLE OF CONTENTS



                                                                                                                         PAGE

         CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND FUTURE PROSPECTS.............................       1

         PART I

                  Item 1.   Business................................................................................       2
                  Item 2.   Description of Properties...............................................................      10
                  Item 3.   Legal Proceedings.......................................................................      10
                  Item 4.   Submission of Matters to a Vote of Security Holders.....................................      11
         PART II

                  Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters...................      12
                  Item 6.   Selected Financial Data.................................................................      13
                  Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations...      14
                  Item 7A.  Quantitative and Qualitative Disclosures About Market Risk..............................      24
                  Item 8.   Financial Statements and Supplementary Data.............................................      27
                  Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....      53

         PART III

                  Item 10.  Directors and Executive Officers of the Registrant......................................      54
                  Item 11.  Executive Compensation..................................................................      54
                  Item 12.  Security Ownership of Certain Beneficial Owners and Management..........................      54
                  Item 13.  Certain Relationships and Related Transactions..........................................      54
                  Item 14.  Controls and Procedures.................................................................      54
                  Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................      55

         SIGNATURES.................................................................................................      56
         CERTIFICATIONS.............................................................................................      57



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

    Rent-Way's ability to make principal and interest payments and to refinance on acceptable terms its high-level outstanding bank debt.

    The outcome of the class action and derivative lawsuits commenced against Rent-Way and its officers and directors and any proceedings or investigations involving Rent-Way and its officers and directors conducted by governmental authorities, including the Securities and Exchange Commission and the United States Department of Justice.

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

    Rent-Way's ability to satisfy the conditions required under and to otherwise close the transactions contemplated by its definitive agreement with Rent-A-Center, Inc. to sell 295 stores, and Rent-Way's ability to reduce corporate-level and other expenses following the closing of such sale.

    Given these factors, undue reliance should not be placed on any forward-looking statements, including statements regarding Rent-Way's future prospects. These statements speak only as of the date made. Rent-Way undertakes no obligation to update or revise any forward-looking statements whether as a result of new information, the occurrence of future events, or otherwise.

                                     PART I

    ITEM I.  BUSINESS

GENERAL

    Rent-Way, Inc. (the "Company" or "Rent-Way") is the second largest operator of stores in the rental-purchase industry with 1,062 stores in 42 states as of September 30, 2002. The Company offers quality brand name computers, home entertainment equipment, furniture, appliances, and jewelry to customers under full-service, rental-purchase agreements that generally allow the customer to obtain ownership of the merchandise at the conclusion of an agreed upon rental period. Management believes that these rental-purchase arrangements appeal to a wide variety of customers by allowing them to obtain merchandise that they might otherwise be unable or unwilling to obtain due to insufficient cash resources or lack of access to credit or because they have a temporary, short-term need for the merchandise or a desire to rent rather than purchase the merchandise. The Company also provides prepaid local phone service to consumers on a monthly basis through dPi Teleconnect LLC ("DPI"), its 70%-owned subsidiary. The Company operates in two segments: in the rental-purchase industry and, through DPI, in the prepaid local phone service industry.

    The Company's principal executive offices are located at One RentWay Place, Erie, Pennsylvania 16505; and its telephone number is (814) 455-5378. The Company's Internet address is http://www.rentway.com. All Company filings with the SEC, Form 10-K, Form 10-Q and Form 8-K (and all amendments thereto) are available at no cost through the Company's website.

RECENT DEVELOPMENTS

    On December 17, 2002, the Company entered into a definitive purchase agreement to sell 295 stores to Rent-A-Center, Inc. for $101.5 million, subject to downward adjustment for store performance prior to closing. The stores are located in 38 states and had aggregate average monthly revenues for the three months ended October 31, 2002, of approximately $10.1 million. Closing of the transaction contemplated by the definitive purchase agreement is subject to several conditions, including clearance under the Hart-Scott-Rodino Act and other customary conditions. As required under the Company's credit facility, all proceeds of the sale, net of transaction, store closing and similar expenses, will be used to pay outstanding bank debt. Of the approximate $101.5 million sale price, an aggregate of $10 million is subject to a holdback by Rent-A-Center to secure the Company's indemnification obligations--$5 million for 90 days and $5 million for 18 months. A copy of the definitive purchase agreement is filed as Exhibit 2.11 to this annual report. Following completion of the sale, the Company will operate 766 stores in 33 states.

BUSINESS HISTORY

    Rent-Way was founded in 1981 to operate a rental-purchase store in Erie, Pennsylvania. In fiscal 1993, the Company was operating 19 stores in three states and had completed its initial public offering. Over the next five years, the Company acquired 420 stores in various transactions and opened 13 new stores. In fiscal 1999, the Company became the second largest company in the rental-purchase industry as a result of a merger with Home Choice Holdings, Inc., in which 458 stores were acquired, the acquisition of 250 stores from RentaVision, Inc. and 21 stores from America's Rent-to-Own Center, Inc. The Company also opened 12 new stores in fiscal 1999.

    In fiscal 2000, the Company acquired 24 stores and opened 68 new stores in 31 states. In addition, the Company entered into a three-year agreement with Gateway Companies, Inc. in April 2000 to be the exclusive authorized supplier of Gateway personal computers and related peripherals in the rental-purchase industry. As part of this transaction, Gateway invested $7.0 million for 348,910 shares of Rent-Way common stock. In January 2000, the Company acquired a 49% interest in DPI and an additional 21% interest in May 2000 and now owns 70% of the company. DPI offers prepaid local phone service and offers its services to customers whose local phone service has been disconnected.

    On October 30, 2000, Rent-Way announced that it was investigating certain accounting matters, including potential accounting improprieties. As a result of the investigation, the Company restated its previously reported fiscal 1998 and 1999 financial statements and its fiscal 2000 unaudited quarterly financial statements. In fiscal 2001, the Company acquired two stores, opened 32 new stores in 21 states, sold 39 stores in several small transactions and closed or combined 46 stores.

    In fiscal 2002, the Company sold 15 stores in several small transactions and closed or combined ten stores. The Company purchased the rental merchandise and customer contracts of ten stores and combined them with existing stores.

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

    The Association of Progressive Rental Organizations ("APRO"), the industry's trade association, estimated that at the end of 2001 the U.S. rental-purchase industry comprised approximately 8,300 stores providing 6.4 million products to
2.8 million households. The Company believes that its customers generally have annual household incomes ranging from $20,000 to $40,000. Based on APRO estimates, the rental-purchase industry had gross revenues of $5.6 billion in 2002. Until recently, the rental-purchase industry was highly fragmented. Over the past five years, the industry has experienced significant consolidation and maturation. The two largest national rental-purchase chains, Rent-A-Center and Rent-Way, now operate approximately 45% of total industry stores.

STRATEGY

    The Company's strategic focus for 2003 will be optimizing its people and facilities to more deeply penetrate existing markets, prepare to enter new markets and gain competitive advantage through the development of name and brand recognition. The Company believes the execution of this strategy will lead to sustainable increases in profitability. In order to secure the financial resources necessary to accomplish this strategy, the Company agreed to sell 295 stores to Rent-A-Center. The Company believes this contraction in its stores will strengthen it financially and provide a foundation for future growth.

    The net proceeds of the sale to Rent-A-Center will be used to pay bank debt thus improving the Company's leverage and other borrowing ratios and making possible a refinancing of the Company's outstanding bank debt on more favorable terms. The Company will seek to arrange sufficient borrowing availability under any new credit facility to allow it to open new stores in appropriate markets and grow its remaining stores.

    Management believes that the Company's success and its ability to achieve profitability in fiscal 2003 and thereafter depends on successful execution of the following business strategies:

    Rationalize Corporate Overhead. Management will attempt to reduce corporate overhead and rationalize its corporate infrastructure to a level appropriate to support the stores remaining after the Rent-A-Center sale.

    Improve Existing Store Performance. The Company intends to continue to focus on improving store operating margins and cash flow by increasing the existing number of rental contracts and customers at its stores. In addition, the Company will continue to focus on improving operating margins by vigorous control of operating expenditures and the pricing of its rental merchandise. As part of its strategic plan, management has revised its short and long-term incentive plans. The new incentive plans, which were put in place October 1, 2002 for fiscal 2003, tie the payment of monthly, quarterly and annual incentives to the actual performance of stores and regions as compared to their annual plan. The incentive plans focus on year over year increase of revenue, and store operating margins. Store staffing level guidelines have been developed to ensure the stores have adequate numbers of employees during peak business hours while minimizing overtime and excess payroll.

    Enhance Branding and Marketing Efforts. The Company began enhancing its marketing efforts in October 2002 through increased exposure in electronic and print media generated by a combination of increased spending and the utilization of more efficient methods of media distribution. In addition, following the conversion of all stores to the Rent-Way name, completed in early 2002, the Company initiated efforts to increase name recognition in its markets. As part of this effort, the Company entered into an exclusive arrangement with Sony Time Warner for the rights to use the song "We Are Family" in its advertising for 12 months beginning late September 2002. The company believes the song made popular by the famous music group Sister Sledge, will help create strong name recognition for Rent-Way in the market place. Management also believes its marketing plan will create brand differentiation between the Company and its competitors. The Company monitors the effectiveness of its marketing efforts by conducting focus studies and other quantitative and qualitative research throughout the year.

    Customer-Focused Philosophy. Management believes that through the continued adherence to its "Welcome, Wanted and Important" business philosophy, it should be able to increase its new and repeat customer base, and thus the number of units it has on rent, thereby increasing revenues and net income. The "Welcome, Wanted and Important" philosophy is a method by which the Company seeks to create a store atmosphere conducive to customer loyalty. The Company attempts to create this atmosphere through the effective use of advertising and merchandising strategies, by maintaining the clean and well-stocked appearance of its stores and by providing a high level of customer service (such as its toll-free 1-800-RENTWAY complaint and comment line). The Company's advertising emphasizes brand name merchandise from leading manufacturers. In addition, merchandise selection within each product category is periodically updated to incorporate the latest offerings from suppliers. Services provided by the Company to the customer during the term of the contract include home delivery, installation, ordinary maintenance and repair services and pick-up at no additional charge. Store managers also work closely with each customer in choosing merchandise, setting delivery dates and arranging a suitable payment schedule. As part of the "Welcome, Wanted and Important" philosophy, store managers are encouraged and trained to make decisions regarding store operations subject to certain Company-wide operating guidelines and general policies.

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

    In 2002, the Company completed the roll out of a new Windows-based point of sale system in its stores. This upgrade allows the Company's stores to take full advantage of the Company's Intranet. The Company believes it will be able to begin using satellite communication before the end of fiscal 2003. Management believes that, because of the remote locations of some of the Company's stores, satellite connectivity is the best solution for broadband communications. Implementation of this system will facilitate the full use and monitoring of the Company's new computer-based training program.

    Physical inventories are regularly conducted at each store to ensure the accuracy of the management information system data. Senior management monitors this information to ensure adherence to established operating guidelines. In addition, each store is provided with a monthly profit and loss statement to track store performance. Management believes the Company's management and accounting information systems enhance its ability to monitor and affect the operating performance of existing stores and to integrate and improve the performance of newly acquired stores. The Company has an internal audit function under the supervision of an outside auditing firm, Shaffner, Knight & Minnaugh of Erie, Pennsylvania. The audit program includes the inspection of a store's cash, fixed assets, and rental merchandise agreements. In addition, the internal auditors ensure compliance with certain Company policies and procedures. Upon the completion of a store audit, a report is generated and circulated to appropriate management personnel. Follow up responses and visits are scheduled as appropriate.

    Manager Training and Empowerment. The Company constantly updates its training materials and procedures to reflect changing policies, products and services. The Company intends to enhance its computer based training, or CBT, efforts as it completes the implementation of the satellite efforts mentioned above. The advantage of the CBT format is easy access through the company intranet and the ease of keeping training materials up to date. All store personnel are required to complete a variety of job appropriate training programs. Tests are given at the completion of each stage of training to ensure that the employee comprehends the material.

OPERATIONS

     Company Stores. As of September 30, 2002, the Company operates 1,062 stores in 42 states as follows:



                                    NUMBER OF                        NUMBER OF                          NUMBER OF
                 LOCATION            STORES          LOCATION         STORES           LOCATION          STORES
                 --------            ------          --------         ------           --------          ------
           Texas                       115       Arkansas               33        Iowa                      8
           Florida                     88        Alabama                27        New Mexico                8
           New York                    73        Michigan               26        West Virginia             8
           South Carolina              60        Kansas                 18        Vermont.                  6
           Pennsylvania                59        Missouri               18        Delaware                  5
           Ohio                        58        Arizona                17        Nevada                    5
           North Carolina              50        Maryland               15        California                4
           Louisiana                   39        Mississippi            15        Utah                      4
           Tennessee                   38        Oklahoma               14        Washington                4
           Indiana                     37        Massachusetts          13        Connecticut               3
           Kentucky                    37        Maine                  12        Oregon                    3
           Georgia                     36        Nebraska               12        Idaho                     2
           Virginia                    36        New Hampshire           9        Rhode Island              2
           Illinois                    35        Colorado                8        South Dakota              2



    The Company's stores average approximately 3,700 square feet in floor space and are generally located in strip shopping centers in or near low to middle income neighborhoods. Often, such shopping centers offer convenient free parking to the Company's customers. The Company's stores are generally uniform in interior appearance and design and display of available merchandise. The stores have separate storage areas, but generally do not use warehouse facilities. In selecting store locations, the Company uses a variety of market information sources to locate areas of a town or city that are readily accessible to low and middle income consumers. The Company believes that within these areas, the best locations are in neighborhood shopping centers that include a supermarket. The Company believes this type of location makes frequent rental payments at its stores more convenient for its customers. Generally, the Company refurbishes its stores every two to five years.

    Product Selection. The Company offers Gateway computers, home entertainment equipment, furniture, major appliances and jewelry. The Company also provides prepaid local phone service through DPI, its 70% owned subsidiary. Home entertainment equipment includes television sets, DVDs, VCRs, camcorders and stereos. Major appliances offered by the Company include refrigerators, ranges, washers and dryers. The Company's product line currently includes the Toshiba, Sony, RCA, JVC, Phillips and Panasonic brands in home entertainment equipment, the Amana, Crosley, Maytag and General Electric brands in major appliances and the Ashley, Bassett, Howard Miller, Catnapper, Progressive and England Corsair brands in furniture. The Company closely monitors inventory levels and customer rental requests and adjusts its product mix accordingly.

    For the year ended September 30, 2002, payments under rental-purchase contracts for home entertainment products including computers accounted for approximately 53.6%, furniture for 26.5%, appliances for 15.6%, and jewelry for 4.3% of the Company's rental revenues. Customers may rent either new merchandise or previously rented merchandise. Weekly rentals currently range from $7.99 to $44.99 for home entertainment equipment, from $6.99 to $41.99 for furniture, from $10.99 to $31.99 for major appliances and from $9.99 to $25.99 for jewelry. Gateway computers are offered as low as $14.99 per week. Previously rented merchandise is typically offered at the same weekly or monthly rental rate as is offered for new merchandise but with an opportunity to obtain ownership of the merchandise after fewer rental payments.

    Rental-Purchase Agreements. Merchandise is provided to customers under written rental-purchase agreements that set forth the terms and conditions of the transaction. The Company uses standard form rental-purchase agreements, which are reviewed by legal counsel and customized to meet the legal requirements of the various states in which they are to be used. Generally, the rental-purchase agreement is signed at the store, but may be signed at the customer's residence if the customer orders the product by telephone and requests home delivery. Customers rent merchandise on a week-to-week and, to a lesser extent, on a month-to-month basis with rent payable in advance. At the end of the initial and each subsequent rental period, the customer retains the merchandise for an additional week or month by paying the required rent or may terminate the agreement without further obligation. If the customer decides to terminate the agreement, the merchandise is returned to the store and is then available for rent to another customer. The Company retains title to the merchandise during the term of the rental-purchase agreement. If a customer rents merchandise for a sufficient period of time, usually 12 to 24 months, ownership is transferred to the customer without further payments being required. Rental payments are typically made in cash or by check or money order. The Company does not extend credit (See "Government Regulation").

    Product Turnover. Generally, a minimum rental term of between 12 and 24 months is required to obtain ownership of new merchandise. Based upon merchandise returns for the year ended September 30, 2002, the Company believes that the average period of time during which customers rent merchandise is 17 to 18 weeks. However, turnover varies significantly based on the type of merchandise being rented, with certain consumer electronic products, such as camcorders and VCRs, generally being rented for shorter periods, while computers, appliances and furniture are generally rented for longer periods. Most rental-purchase transactions require delivery and pickup of the product, weekly or monthly payment processing and, in some cases, repair and refurbishment of the product. In order to cover the relatively high operating expenses generated by greater product turnover, rental-purchase agreements require larger aggregate payments than are generally charged under installment purchase or credit plans for similar merchandise.

    Customer Service. The Company offers same-day delivery, installation and pick-up of its merchandise. The Company also provides any required service or repair without charge, except for damage in excess of normal wear and tear. If the product cannot be repaired at the customer's residence, the Company provides a temporary replacement while the product is being repaired. The customer is fully liable for damage, loss or destruction of the merchandise, unless the customer purchases an optional loss/damage waiver. Most of the products offered by the Company are covered by a manufacturer's warranty for varying periods, which, subject to the terms of the warranty, is transferred to the customer in the event that the customer obtains ownership. Repair services are provided through in-house service technicians, independent contractors or under factory warranties. The Company offers Preferred Customer Club, a fee-based membership program that provides special loss and damage protection and, at a discounted rate, an additional one year of service protection plan on rental merchandise, preferred treatment in the event of involuntary job loss, accidental death and dismemberment insurance and discounted emergency roadside assistance, as well as other discounts on merchandise and services.

COLLECTIONS

    Management believes that effective collection procedures are important to the Company's success. The Company's collection procedures increase the revenue per product with minimal associated costs, decrease the likelihood of default and reduce charge-offs. Senior management, as well as store managers, uses the Company's computerized management information system to monitor cash collections on a daily basis. In the event a customer fails to make a rental payment when due, store management will attempt to contact the customer to obtain payment and re-instate the contract or will terminate the account and arrange to regain possession of the merchandise. However, store managers are given latitude to determine the appropriate collection action to be pursued based on individual circumstances. Depending on state regulatory requirements, the Company charges for the reinstatement of terminated accounts or collects a delinquent account fee. Such fees are standard in the industry and may be subject to state law limitations. See "--Government Regulation." Despite the fact that the Company is not subject to the federal Fair Debt Collection Practices Act, it is the Company's policy to abide by the restrictions of this law in its collection procedures. Charge-offs due to lost or stolen merchandise and discards were approximately 3.4%, 4.6% and 3.9% of the Company's revenues for the years ended September 30, 2002, 2001, and 2000, respectively. The charge-off rate for chains with over 40 stores reporting to APRO in 2001 was 2.7%.

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

    In September 2002, the Company reorganized its field management structure. Each store manager reports to one regional manager, who typically oversees seven to ten stores. Regional managers are primarily responsible for monitoring individual store performance and inventory levels within their respective regions. The Company's regional managers, in turn, report to a divisional vice-president who monitors the operations of their divisions and, through their regional managers, individual store performance. The divisional vice-presidents report to one of two Executive Vice-Presidents, who monitor the overall operations of their assigned geographic area. The Executive Vice-Presidents report to the corporate-level Senior Vice-President of Operations who is responsible for overall Company-wide store operations. Senior management at the Company's headquarters directs and coordinates purchasing, financial planning and controls, management information systems, employee training, personnel matters, advertising, and acquisitions. Headquarters personnel also evaluate the performance of each store.

    In July 2002, the Company promoted William Short, formerly an Executive Vice President of Operations, to be the new Senior Vice-President of Operations at the corporate level.

MANAGEMENT INFORMATION SYSTEM

    The Company believes that its proprietary management information system provides it with a competitive advantage over many small rental-purchase operations. The Company uses an integrated computerized management information and control system to track each unit of merchandise, each rental-purchase agreement, and each customer. The Company's system also includes extensive management software and report generating capabilities specifically tailored to the Company's operating procedures. Senior management reviews reports for all stores daily and any issues are addressed the following business day. Each store has the ability to track individual components of revenue, idle items, items on rent, product on order, delinquent accounts and other account and customer information. Management electronically gathers each day's activity report. Company management has access to operating and financial information about any store location or region in which the Company operates and generates management reports on a daily, weekly, month-to-date and year-to-date basis. Utilizing the management information system, senior management, regional managers and store managers can closely monitor the productivity of stores under their supervision as compared to Company-prescribed guidelines.

PURCHASING AND DISTRIBUTION

    The Company's general product mix is determined by senior management based on an analysis of customer rental patterns and introduction of new products on a test basis. Individual store managers are responsible for determining the particular product selection for their store from a list of products approved by senior management. Store managers order products on-line using the Company's intranet. These electronic purchase orders are reviewed, approved and executed through regional managers, divisional vice presidents and the Company's purchasing department to ensure that inventory levels and mix at the store level are appropriate. Merchandise is generally shipped by vendors directly to each store and held for rental at the individual locations. The Company purchases its merchandise directly from manufacturers or distributors. The Company generally does not enter into written contracts with its suppliers. Although the Company currently expects to continue its existing relationships, management believes there are numerous sources of products available to the Company and does not believe that the success of the Company's operations is dependent on any one or more of its present suppliers.

MARKETING AND ADVERTISING

    The Company promotes its products and services through direct mail, network radio and television advertising and, to a lesser extent, through local broadcast and secondary print media advertisement. The Company also solicits business from former and prospective customers via telemarketing. The Company's advertisements emphasize product and brand name selection, prompt delivery and repair, and the absence of any down payment, credit investigation or long-term obligation. Advertising expense as a percentage of revenue for the years ended September 30, 2002, 2001 and 2000 were 4.5%, 3.2% and 3.4%, respectively. In addition to the Company's national advertising efforts, the Company manages a local store-marketing plan to allow the stores to leverage market specific knowledge. As the Company obtains new stores in its existing markets, the advertising expenses of each store in the market is reduced by listing all stores in the same market-wide advertisement.

COMPETITION

    The rental-purchase industry is highly competitive. The Company competes with other rental-purchase businesses and, to a lesser extent, with rental stores that do not offer their customers a purchase option. Competition is based primarily on rental rates and terms, product selection and availability, and customer service. With respect to consumers who are able to purchase a product for cash or on credit, the Company also competes with department stores, discount stores and retail outlets that offer an installment sales program or offer comparable products and prices. The Company is the second largest operator of stores in the rental-purchase industry. Rent-A-Center, the largest, has significantly greater financial and operating resources and name recognition than does the Company.

PERSONNEL

    As of September 30, 2002, the Company had 5,154 employees, 221 of which are located at the corporate headquarters in Erie, Pennsylvania. None of the Company's employees are represented by a labor union.

GOVERNMENT REGULATION

    Forty-seven states have enacted legislation for the express purpose of regulating rental-purchase transactions. All of these state laws other than Alaska and Montana were enacted five or more years ago. These laws generally require certain contractual and advertising disclosures concerning the nature of the rental-purchase transaction and also provide varying levels of substantive consumer protection, such as requiring a grace period for late payments and providing contract reinstatement rights in the event a rental-purchase agreement is terminated for non-payment. No federal legislation has been enacted regulating the rental-purchase transaction.

    All of the states in which the Company operates, except North Carolina, impose some type of statutory disclosure requirements either in rental-purchase agreements or in advertising or both. Rental-purchase legislation or other statutes in the majority of these states distinguish rental-purchase transactions from credit sales. Court decisions in the remaining states except Minnesota, New Jersey and Wisconsin have characterized rental-purchase transactions as leases rather than credit sales. Court decisions in Minnesota, New Jersey and Wisconsin have created a regulatory environment in those states that is prohibitive to traditional rental-purchase transactions. The Company does not operate in those states.

    The Company instructs its operations personnel in procedures required by applicable laws through policy manuals and on-the-job training. Management believes that the Company's operations and point-of-sale systems are in compliance with the requirements of applicable laws in all material respects.

    Management believes there is little likelihood of state or federal legislation re-characterizing rental-purchase transactions as credit sales. The Company, in conjunction with the rental-purchase industry's trade association, closely monitors legislative and judicial activity and is working to legislatively resolve issues created by unfavorable court decisions in Minnesota, New Jersey and Wisconsin.

SERVICE MARKS

    The Company has registered the "Rent-Way" service mark and related designs under the Lanham Act. The Company believes that these marks have acquired significant market recognition and goodwill in the communities in which its stores are located.

BUSINESS OF dPi TELECONNECT LLC

    DPI provides local prepaid telephone service on a month-to-month basis to subscribers who have been disconnected by the local telephone company. Generally, this is because they have previously failed to pay a local or long distance phone bill or, due to poor credit, are asked to remit a deposit to their local telephone company, which they are unable to do. Because DPI does not require credit checks or deposits, it is an attractive alternative to these customers.

    DPI was formed in late 1998. The Telecommunications Act of 1996, which encouraged the establishment of competitive local exchange carriers, or CLECs, made this business possible. DPI currently operates in a niche segment of the CLEC industry. CLECs compete with the regional Bell operating companies or their established, or incumbent local telephone service providers, or ILECs. The market for DPI's prepaid local telephone services is principally consumers whose credit rating or whose prior payment history with the ILEC is poor. Although not identical, the Company believes DPI's potential customer base overlaps significantly with Rent-Way's customer base.

    In order to conduct its business, DPI is required to obtain governmental authorization in each state in which it provides local telephone service. At the present time, DPI has obtained or has pending such authorization in 41 states. DPI's licenses must be renewed on a periodic basis. In addition to governmental approval, DPI must enter into a resale contract with an ILEC to purchase service for resale. Under applicable federal law, all ILECs are required to negotiate these contracts with CLECs. At the present time, DPI has resale agreements in place with all existing major ILECs and is moving forward on agreements with several smaller regional ILECs. DPI markets and sells its services through a network of agents. The Company, with 780 stores now offering the service, is DPI's largest agent. Customers generally pay the Company and other agents of DPI between $30.00 and $65.00 per month for prepaid local telephone services, depending on area retail pricing and additional feature services. Under the Company's contract with DPI, the Company is entitled to retain 10% of the customer's payments as its agent's fee, which is consistent with the fees retained by DPI's other agents. As of September 30, 2002, DPI had approximately 55,400 customers.

ITEM 2.  DESCRIPTION OF PROPERTIES

    The Company leases substantially all of its store facilities under operating leases that generally have terms of three to five years and require the Company to pay real estate taxes, utilities and maintenance. The Company has optional renewal privileges on most of its leases for additional periods ranging from three to five years at rental rates generally adjusted for increases in the cost of living. There is no assurance that the Company can renew the leases that do not contain renewal options or that if it can renew them, the terms will be favorable to the Company. Management believes that suitable store space is generally available for lease and that the Company would be able to relocate any of its stores without significant difficulty should it be unable to renew a particular lease. Management also expects that additional space will be readily available at competitive rates for new store openings. The Company owns its corporate headquarters located in Erie, Pennsylvania, which comprises 74,000 square feet. The Company also owns an office building in Erie, Pennsylvania, which is used for record retention and comprises approximately 8,200 square feet.

ITEM 3.  LEGAL PROCEEDINGS

    Investigations. There are currently pending federal governmental investigations by the Securities and Exchange Commission and the United States Attorney involving the Company's financial reporting. Rent-Way is cooperating fully in these investigations. The investigations are ongoing and the Company cannot predict their outcomes. If Rent-Way or any of its officers were convicted of any crime or subjected to sanctions, or if substantial penalties, damages or other monetary remedies are assessed against Rent-Way, this could have a material adverse effect on the Company's results of operations, financial condition and cash flows.

    Securities Litigation. The Company, its firm of independent accountants, and certain of its current and former officers have been served with a consolidated class action complaint filed in the U.S District Court for the Western District of Pennsylvania. The complaint alleges that, among other things, as a result of accounting irregularities, the Company's fiscal 1998, 1999, and 2000 financial statements were materially false and misleading thus constituting violations of federal securities laws by the Company, by its firm of independent accountants and by certain officers. The action alleges that the defendant violated Sections 10(b) and/or Section 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. The action seeks damages in unspecified amounts. The action purports to be brought on behalf of purchasers of the Company's common stock during various periods, all of which fall between December 10, 1998, and October 27, 2000. Rent-Way filed a motion to dismiss the complaint, which was denied. Discovery regarding class certification issues has begun and is continuing.

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

    Pursuant to its bylaws, the Company is obligated under certain circumstances to indemnify its officers and directors for the costs they incur as a result of the investigations and lawsuits, as well as, liability for related claims.

    Rent-Way is also subject to litigation in the ordinary course of business. In the opinion of management, the ultimate outcome of any existing litigation, other than the investigations and the lawsuits described above, would not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                 RENT-WAY, INC.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is traded on the New York Stock Exchange under the symbol "RWY." The following table sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported on New York Stock Exchange.



                                                          YEAR ENDED                     YEAR ENDED
                                                    SEPTEMBER 30, 2002              SEPTEMBER 30, 2001
                                                    ---------------------           ------------------
                                                      HIGH           LOW             HIGH           LOW
                      First Quarter.........         $ 6.97        $5.40            $30.25        $2.6875
                      Second Quarter........           8.45         5.27              8.27         4.00
                      Third Quarter.........          13.28         8.40             10.90         5.01
                      Fourth Quarter........          12.30         3.00              9.60         5.25



    As of September 30, 2002, there were 278 record shareholders of Rent-Way's common stock.

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

    The Company maintains the 1992, 1995, and 1999 Stock Option Plans pursuant to which options to purchase shares of common stock are outstanding and may be granted in the future. The Company also has options to acquire common stock outstanding under stock option plans assumed in connection with the Company's acquisition of Home Choice Holdings, Inc. in December 1998. The Company also has individual option award agreements outside of these plans with four employees covering an aggregate of 80,000 options to acquire shares of common stock. These non-plan options are evidenced by written agreements and have the following terms: expiration is five years from option grant date (June 13, 2002), vesting is one-half on grant date, one-half on first anniversary of grant date; the options terminate immediately on termination of employment except in the event of death, disability or involuntary termination, in which case they are exercisable (to the extent exercisable at termination) for an additional three months.



                                                                                                              Number of securities
                                                                                                             remaining available for
                                                                                                        future issuance under equity
                                      Number of securities to be                                               compensation plans
                                       issued upon exercise of      Weighted-average exercise price of        (excluding securities
                                         outstanding options,       outstanding options, warrants and               reflected
           Plan category                 warrants and rights                      rights                         in column (a))
           -------------                 -------------------                      ------                         --------------
                                                 (a)                                (b)                                (c)
Equity compensation plans approved
by security holders...............              3,577,231                     $     13.22                            848,411
Equity compensation plans not approved
    by security holders...........                 80,000                     $     11.67                                 --
                                               ----------                                                           --------
Total.............................              3,657,231                     $     13.98                            848,411





ITEM 6.  SELECTED FINANCIAL DATA

    The following selected financial data for the years ended September 30, 1998, 1999, 2000, 2001 and 2002, were derived from the audited financial statements of the Company for those periods. All periods prior to the year ended September 30, 1999, reflect the Company's merger with Home Choice in December 1998, which was accounted for as a pooling of interests. The years ended September 30, 1998 and 1999, have been restated to reflect adjustments described in Note 19 to the Company's financial statements included in the Company's Form 10-K/A dated August 23, 2001. The historical financial data are qualified in their entirety by, and should be read in conjunction with, Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements of the Company and notes thereto included elsewhere in this report.




                                                                                     YEAR ENDED SEPTEMBER 30,
                                                             ----------------------------------------------------------------------
                                                              1998(1)(2)     1999(3)       2000(4)         2001           2002
                                                              ----------     -------       -------         ----           ----
                                                                         (Dollars in millions, except per share data)
STATEMENT OF OPERATIONS DATA:
  Total revenues........................................        $436,031    $ 494,352     $ 592,686     $ 654,618      $ 626,429
  Operating profit (loss)...............................           8,589       24,674           596       (10,237)        31,850
  Income (loss) before cumulative effect of change in
accounting principle and extraordinary item.............          (5,819)        (246)      (28,041)      (63,625)       (31,577)
  Net income (loss).....................................          (5,819)        (765)      (28,041)      (63,625)       (76,472)
  Adjusted net income (loss) (5)........................           5,429        9,072       (14,471)      (50,934)       (76,472)
  Basic:
    Income (loss) before cumulative effect of change in
accounting principle and extraordinary item.............        $  (0.29)    $  (0.01)    $   (1.20)    $   (2.60)     $   (1.26)
    Net income (loss)...................................        $  (0.29)    $  (0.04)    $   (1.20)    $   (2.60)     $   (3.06)
    Adjusted net income (loss) (5)......................        $    .27     $    .43     $    (.62)    $   (2.08)     $   (3.06)
  Diluted:
    Income (loss) before cumulative effect of change in
accounting principle and extraordinary item.............        $  (0.29)    $  (0.01)     $  (1.20)    $   (2.60)     $   (1.26)
    Net income (loss)...................................        $  (0.29)    $  (0.04)     $  (1.20)    $   (2.60)     $   (3.06)
    Adjusted net income (loss) (5)......................        $    .30     $    .47      $   (.62)    $   (2.08)     $   (3.06)
  Weighted average shares outstanding (in thousands):
    Basic...............................................          20,283       21,341         23,314        24,501        25,021
    Diluted.............................................          20,283       21,341         23,314        24,501        25,021
BALANCE SHEET DATA:
  Rental merchandise, net...............................        $175,085    $ 196,510      $ 282,052     $ 218,973     $ 196,064
  Total assets..........................................         487,536      609,658        766,311       628,177       510,794
  Debt..................................................         179,603      288,130        387,852       307,009       277,207
  Shareholders' equity..................................         244,090      258,487        267,822       206,042       136,597



1) The year ended September 30, 1998, reflects the combination of the preceding twelve-month financial periods for each of Rent-Way and Home Choice.

2) During the year ended September 30, 1998, the Company acquired 250 rental-purchase stores, 50 of which were acquired in January 1998 from Ace Rentals and 145 of which were acquired in February 1998 from Champion, which affects the comparability of the historical financial information for the periods presented.

3) During the year ended September 30, 1999, the Company acquired 275 rental-purchase stores, 250 of which were acquired in September 1999 from RentaVision, which affects the comparability of the historical financial information for the periods presented.

4) During the year ended September 30, 2000, the Company acquired 24 rental-purchase stores and a 70% interest in DPI, which affects the comparability of the historical financial information for the periods presented.

5) The adjusted net income (loss) reflects previously reported net loss adjusted for goodwill amortization added back as if SFAS 142 had been adopted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

    On December 17, 2002, the Company entered into a definitive purchase agreement to sell 295 stores to Rent-A-Center, Inc. for $101.5 million, subject to downward adjustment for store performance prior to closing. The stores are located in 38 states and had aggregate average monthly revenues for the three months ended October 31, 2002, of approximately $10.1 million. Closing of the transaction contemplated by the definitive purchase agreement is subject to several conditions, including clearance under the Hart-Scott-Rodino Act and other customary conditions. As required under the Company's credit facility, all proceeds of the sale, net of transaction, store closing and similar expenses, will be used to pay outstanding bank debt. Of the approximate $101.5 million sale price, an aggregate of $10 million is subject to a holdback by Rent-A-Center to secure the Company's indemnification obligations--$5 million for 90 days and $5 million for 18 months. A copy of the definitive purchase agreement is filed as Exhibit 2.11 to this annual report. Following completion of the sale, the Company will operate 766 stores in 33 states.

OVERVIEW

    Rent-Way is the second largest operator in the rental-purchase industry with 1,062 stores in 42 states as of September 30, 2002. The Company offers quality brand name home entertainment equipment, furniture, appliances, computers, and jewelry to customers under full-service rental-purchase agreements that generally allow the customer to obtain ownership of the merchandise at the conclusion of an agreed upon rental period. The Company also provides prepaid local phone service to consumers on a monthly basis through DPI. Segment information for the Company is presented in Note 19 of the notes to the financial statements included in this report. The Company has not presented separate information in this Item 7 regarding its prepaid telephone service segment except in the discussion of total revenues and operating income. The Company believes that other items for its prepaid telephone service segment are immaterial.

    The results of operations are affected by the current economic conditions. Business is also driven, in part, by the level of spending by our customers. The ability to identify and capitalize on market changes early in their cycles is a key driver of performance. The Company's cost-management strategy is to anticipate changes in demand for services and to identify cost-management initiatives in order to manage costs as a percentage of revenues.

    Revenues are driven by the ability to both expand current customer base by securing new agreements with new customers while maintaining existing customer agreements. The ability to add value to customers, and therefore drive revenues, depends in part on the ability to offer quality, market-leading products and to serve customers with a skilled team of professionals.

    Cost of services is primarily driven by the cost of rental merchandise and the cost of personnel, the latter of which consists mainly of compensation and benefits. Cost of rental merchandise as a percentage of revenues is driven by maintaining quality product mix, availability and keeping rental merchandise on active rental agreements. Sales and marketing expense is driven primarily by business development activities; the development of new service offerings; the level of concentration of customers in a particular market; and customer-targeting, image-development and brand-recognition activities. General and administrative costs primarily include costs for personnel who do not work directly with the customer, information systems and office space. The Company seeks to manage these areas in line with changes in activity levels in the business.

    Current economic conditions continue to cause pricing pressures from competitors. The Company believes these conditions have also resulted in a higher than anticipated number of customers being unable to continue their rental contracts for personal financial reasons. The Company is positioning to achieve revenue growth through improved product selection and competitive marketing initiatives. Further, the long-term impact of the current economic environment and pricing pressures of the competitive markets can not be predicted. The Company strives to improve management of costs.

    The Company's cost-management strategy is to anticipate changes in demand for services and to identify initiatives that may generate cost management as a percentage of revenues. Store-count is managed to meet the anticipated demand, and programs have been implemented to enable the Company to maintain or improve consolidated operating margins, excluding one-time charges.

    Rental-Purchase Acquisitions and Store Openings. Through sales, closures and combinations, the number of stores operated by the Company has decreased from 1,138 as of September 30, 2000, to 1,062 as of September 30, 2002. The following table shows the number of stores opened, acquired, sold, closed and/or combined during this three-year period.



                                                                           YEARS ENDED SEPTEMBER 30,
                             STORES                                   2000           2001           2002
                   --------------------------                    -------------  -------------  ---------
                   Open at Beginning of Period................       1,114          1,138          1,087
                   Opened.....................................          68             32              0
                   Acquired...................................          24              2              0
                   Locations Sold.............................          (4)           (39)           (15)
                   Closed or Combined.........................         (64)           (46)           (10)
                                                                 ---------      ---------      ---------
                   Open at End of Period......................       1,138           1,087         1,062
                                                                 =========      ==========     =========



    Fiscal 2002 Acquisitions. The Company did not open any new stores or make any new store acquisitions during fiscal 2002.

    Fiscal 2002 Store Sales, Swaps and Closures or Combinations. During fiscal 2002, the Company sold six stores in several transactions in exchange for $0.8 million in cash. The Company recognized a gain of $0.4 million and sold assets with a net book value of $0.4 million as a result of these transactions.

    The Company also entered into asset purchase and exchange agreements whereby the Company exchanged nine stores and approximately $0.1 million in cash for the rental merchandise and rental contracts of ten stores. The Company recognized a gain of approximately $0.5 million and exchanged assets with a net book value of $0.8 million.

    In October 2001, the Company purchased, in exchange for $0.3 million in cash, customer agreements and active rental merchandise that were combined with an existing store. There was no gain or loss on the transaction.

    In addition to the store information discussed above, the following matters should be considered in connection with the discussion of results of operations and financial condition:

o The Company incurred substantial accounting and legal fees in fiscal 2001 in connection with its accounting investigation and fiscal 2000 audit. The Company incurred $7.9 million of these expenses in fiscal 2001. In fiscal 2002 there was a $1.9 million reimbursement of accounting and legal fees as a result of an insurance recovery. This recovery offset fiscal 2002 expenses of $1.3 million, resulting in income of $0.6 million. The Company anticipates incurring additional legal and other expenses in connection with the class action litigation and governmental investigations which are ongoing.

o The Company took actions in fiscal 2001, which had the effect of significantly reducing operating income, but which management believes were necessary. Among the actions taken were (1) identifying store merchandise that did not generate normal industry margins and disposing of it, by lowering cash purchase prices or rental rates and terms, (2) writing off approximately $2.1 million of store merchandise that could not be sold or rented on these lower terms or met certain age or condition criteria, (3) closing or combining 46 stores which resulted in charges for early termination of store leases and fixed asset write-offs of approximately $4.3 million.

o The Company recorded changes in its interest rate swap portfolio of $0.5 million gain and ($12.6) million loss in fiscal 2002 and fiscal 2001, respectively, in accordance with Statement of Financial Standard No. 133 (See Note 10 to the Company's financial statements at Item 8).

o Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." Thus, no amortization for such goodwill and indefinite-lived intangibles was recognized in the accompanying Consolidated Statements of Operations for fiscal year ended September 30, 2002, compared to $12.7 million for the year ended September 30, 2001. At September 30, 2002, the Company calculated an impairment to goodwill of $58.9 million, recorded in "Cumulative Effect of Change in Accounting Principle" in the amount of $41.5 million (net of $17.4 million in income taxes). (See Note 4 to the Company's financial statements at Item 8).

USE OF ESTIMATES IN FINANCIAL STATEMENTS

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

    Rental Merchandise Depreciation. The Company uses the units of activity depreciation method for all rental merchandise except computers. Under the units of activity method, rental merchandise is depreciated as revenue is collected or earned during free-rent promotions. Thus rental merchandise is not depreciated during periods when it is not on rent and therefore not generating rental revenue. Personal computers, added to the Company's product line in June 1999, are principally depreciated on the straight-line basis beginning on acquisition date over 12 months to 24 months, depending on the type of computer. Write-offs of rental merchandise arising from customers' failure to return merchandise, obsolescence and losses due to excessive wear and tear of merchandise are recognized using the direct write-off method, which is materially consistent with the results that would be recognized under the allowance method. The Company reviews this analysis from time to time in order to make this determination.

    Prepaid Phone Service. Prepaid phone service is provided to customers on a prepaid month-to-month basis. Prepaid phone service revenues are comprised of monthly service revenues and activation revenues. Monthly service revenues are recognized on a straight-line basis over the related monthly service period, commencing when the service period begins. The cost of monthly service is also recognized over the monthly service period and is included in "cost of prepaid phone service" in the Statement of Operations. Activation revenues and costs are recognized on a straight-line basis over the average estimated life of the customer relationship. The Company reviews the average estimated life of the customer from time to time in making this determination.

    Closed Store Reserves. From time to time, the Company closes or consolidates retail stores. An estimate is recorded of the future obligation related to closed stores based upon the present value of the future lease payments and related commitments, net of estimated sublease income. If the estimates related to sublease income are not correct, the actual liability may be more or less than the liability recorded, and the Company adjusts the liability accordingly.

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

    Income Taxes. Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax and financial statement basis of assets and liabilities at year end using income tax rates under existing legislation expected to be in effect at the date such temporary differences are expected to reverse. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items may expire before the Company is able to realize their benefit, or that future deductibility is uncertain. Deferred income taxes are adjusted for tax rate changes as they occur.

   Goodwill. Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 requires that intangible assets not subject to amortization and goodwill be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Amortization of goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, ceased upon adoption. Thus, no amortization for such goodwill and indefinite-lived intangibles was recognized in the accompanying Consolidated Statements of Operations for fiscal year ended September 30, 2002, compared to $12.7 millionfor the year ended September 30, 2001. At September 30, 2002 the Company calculated an impairment to goodwill of $58.9 million, recorded in "Cumulative Effect of Change in Accounting Principle" in the amount of $41.5 million (net of $17.4 million in income taxes). (See Note 4.)

RESULTS OF OPERATIONS

    As an aid to understanding the Company's operating results, the following table expresses certain items of the Company's Consolidated Statements of Operations for the years ended September 30, 2002, 2001 and 2000 as a percentage of total revenues.



                                                                                   YEARS ENDED SEPTEMBER 30,
                                                                             2002            2001            2000
                                                                         ------------    ------------     ----------
             Revenues:
              Rental.................................................          81.3%           80.8%           84.2%
               Prepaid phone service.................................           6.0             5.3             1.5
               Other.................................................          12.7            13.9            14.3
                                                                         ----------      ----------      ----------
                  Total revenues.....................................         100.0           100.0           100.0
             Costs and operating expenses:
               Depreciation and amortization:
                 Rental merchandise..................................          28.0            30.7            26.6
                 Property and equipment..............................           4.2             4.8             4.3
                 Amortization of intangibles.........................           0.4             2.2             2.3
               Cost of prepaid phone service.........................           3.8             3.1             1.0
               Salaries and wages....................................          24.6            24.3            25.5
               Advertising, net......................................           4.5             3.2             3.4
               Occupancy.............................................           7.1             7.8             7.7
               Other operating expense...............................          22.5            25.5            29.1
                                                                         ----------      ----------      ----------
                  Total costs and operating expenses.................          95.1           101.6            99.9
               Operating income (loss)...............................           4.9            (1.6)            0.1
               Interest expense......................................          (7.7)           (6.3)           (5.0)
               Interest income.......................................           0.1              --              --
               Equity in loss of subsidiary..........................            --              --            (0.1)
               Amortization--deferred financing costs................          (0.2)           (0.2)           (0.1)
               Other income (expenses), net..........................           0.4            (1.6)            0.3
                                                                         ----------      ----------      ----------
               (Loss) before income taxes, cumulative effect of change
                   in accounting principle and extraordinary item....          (2.5)           (9.7)           (4.8)
               Income tax expense (benefit)..........................           2.6              --            (0.1)
                                                                         ----------      ----------      ----------
               (Loss) before cumulative effect of change in accounting
                   principle and extraordinary item..................          (5.1)           (9.7)           (4.7)
               Cumulative effect of change in accounting principle...          (6.6)             --              --
               Extraordinary item....................................          (0.5)             --              --
                                                                         ----------      ----------      ----------
                  Net (loss).........................................         (12.2)%          (9.7)%          (4.7)%
                                                                         ==========      ==========      ==========



FISCAL 2002 COMPARED TO FISCAL 2001

    Total Revenues. Total revenues decreased $28.2 million or 4.5%, to $626.4 million from $654.6 million. This decrease is attributable to a decrease in revenues of $31.2 million in the household rental segment offset by an increase in revenues of $3.0 million in the prepaid telephone service segment. The $31.2 million decrease in revenue in the household rental segment is due to a 1.9% decrease in same store revenues and the closing or selling of 25 under-performing stores since September 30, 2001.

    Same store rental revenues decreased 0.7% as compared to the same period last year. This decrease is primarily due to a decrease in total deliveries for the year ended September 30, 2002, as compared to the same period last year. It should be noted that the deliveries made in the year ended September 30, 2002, have better revenue potential than the lower-end items delivered in the past. Same store processing and insurance fee revenues decreased 8.9% as compared to the prior year. This is attributed to reductions in the Company's collection of liability damage waiver and processing fees. Same store early purchase option and sales revenue decreased 5.2% as compared to the same period last year. The prior fiscal year had a significant amount of product sales to eliminate lower-end, lower-margin merchandise from the Company's product mix. The Company lowered cash purchase prices on merchandise identified as generating margins lower than industry norms.

    Depreciation and Amortization. Depreciation expense related to rental merchandise decreased to 28.0% as a percentage of total revenues from 30.7%. In fiscal 2002, the Company took steps to increase gross profit margins on rental contracts. These steps included introducing higher-end, higher-margin merchandise to the stores, increasing rental rates on certain core products to competitive market rates, increasing weekly rental rates of personal computers to competitive market rates, and implementing a program to eliminate free Internet service by replacing it with a prepaid, unlimited Internet product. The Company expects depreciation expense as a percentage of total revenues to continue decreasing as product margins improve due to enhanced rental rates and turns as a result of the factors discussed above.

    Amortization of goodwill and other intangibles decreased to 0.4% as a percentage of total revenues from 2.2%. This decrease is due to the adoption of Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"). SFAS No. 142 requires the cessation of amortization of goodwill and other indefinite-lived intangibles on the balance sheet. Goodwill and other indefinite lived intangibles on the balance sheet must then be tested for impairment at least annually. The Company completed step one, the transitional goodwill impairment test and determined that goodwill is impaired in the household rental segment. Such testing resulted in a goodwill impairment charge recorded in "Cumulative Effect of Change in Accounting Principle" in the Consolidated Statement of Operations as a loss of $41.5 million (net of $17.4 million in income taxes).

    Cost of Prepaid Phone Service. The cost of prepaid phone service increased to $23.7 million, or 3.8% of total revenues, from $20.0 million, or 3.1% as a percentage of total revenues. Cost of prepaid phone service, as a percentage of prepaid phone service revenues, increased to 62.8% from 57.5%. This increase is primarily due to the growth in the number of customer lines serviced and an increase in the mix of new customers to the total customer base. The increase in new customers results in higher costs due to ILEC activation fees. This increase is also the result of the FCC allowing the ILECs to increase EUCL monthly charges for residential lines during mid-year calendar 2001. The Company has reacted to the EUCL increases by adjusting retail prices to the customer based on targeted margins. These price increases were implemented in the first quarter of fiscal 2002.

    Salaries and Wages. Salaries and wages decreased by $5.0 million due to the Company's continued effort to better manage store staffing levels and overtime and the result of a reduction of corporate staffing levels.

    Advertising. Advertising expense increased $7.1 million, from $20.8 million in 2001 to $27.9 million in 2002. Included in this increase is an additional $4.4 million for air-time, $2.7 million in distribution costs, consisting primarily of postage, and $1.5 million for the advertising campaign titled "Fall Kickoff Extravaganza". In addition, there was a reduction in advertising rebates resulting in an increase of net advertising costs by $2.2 million. Offsetting this increase was a decrease in production costs of $3.7 million.

    Other Operating Expenses. Other operating expense decreased by $23.5 million to $140.8 million from $164.3 million. This decrease is primarily due to lowered rental merchandise losses of $8.6 million, lowered service costs of $3.1 million, lowered telephone costs of $1.3 million, lowered training and conference costs of $1.0 million, lowered utilities costs of $1.8 million, lowered Club Plan expense of $1.3 million, lowered accounting fees of $1.7 million, and lowered legal and professional fees of $8.2 million. For fiscal 2002 and 2001, accounting fees, legal fees and consulting fees related to the fiscal 2000 audit and investigation were $1.3 and $7.9 million, respectively. During fiscal 2002, the Company was reimbursed $1.9 million as a result of an insurance recovery.

    The decrease in other operating expense was partially offset by a charge of $4.6 million against income consisting of a $3.6 million retrospective upward adjustment of the Company's fiscal 2001 property/casualty insurance premium and a $1.0 million upward adjustment of the Company's pre-2001 property/casualty insurance premium reserves.

    Interest Expense. Interest expense increased $6.5 million from 6.3% to 7.7% of total revenues. The Company's credit facility requires the Company to accrue additional payment-in-kind interest at a rate of 200 to 500 basis points that is due and payable on the maturity date of its term loans. This payment-in-kind interest amounted to $15.0 million in fiscal 2002. Offsetting this increase is a decrease in other interest expense of $6.2 million. This decrease is due to a lower effective interest rate. In the comparable period in fiscal 2001, the Company was in default under the bank credit facility and operated under a forbearance agreement.

    Other Income (Expense), Net. Other income was $2.4 million in fiscal 2002 compared to other expense of $10.8 million for fiscal 2001. This change is primarily due to a positive change in the fair market value of the interest rate swap portfolio, which resulted in income of $0.5 million for the year ended September 30, 2002, compared to an adverse change of $12.6 million for 2001. Other income for fiscal 2002 includes gain on the sale of stores. The Company entered into several small transactions to sell fifteen under-performing stores. The Company recognized a net gain of $0.9 million on these store sale transactions.

    Income Tax Expense. For the year ended September 30, 2002, the Company recorded income tax expense of $16.5 million in connection with the adoption of SFAS 142 and recording local income taxes. SFAS 142 stops the amortization of goodwill for book purposes, but for tax purposes it continues to be deductible and amortizable in accordance with the current tax laws. The income tax expense for fiscal 2002 attributable to the impact of SFAS 142 adoption results from an increase to the valuation allowance because the Company can no longer look to the reversal of the deferred tax liability associated with the tax deductible goodwill to offset its deferred tax assets in accordance with SFAS 109 "Accounting for Income Taxes." The impact of the continued tax-deductible goodwill will result in tax expense in future years to the extent the Company has a full valuation allowance. The Company recorded no income tax benefit for fiscal 2002 and 2001 related to the operating losses due to the uncertainty of its realization. There was no tax benefit since all opportunities for loss carrybacks have been previously utilized. The net deferred tax asset of $63.9 million for fiscal 2002 and the net deferred tax asset of $34.2 million for fiscal 2001 has been fully offset by a valuation allowance based on management's determination that it is more likely than not that the deferred tax assets may not be realized. The Company's federal and state tax benefit for fiscal 2002 and fiscal 2001 is lower than the statutory rate primarily due to the deferred tax valuation allowance and nondeductible goodwill.

    Cumulative Effect of Change in Accounting Principle. Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 requires that intangible assets not subject to amortization and goodwill be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Amortization of goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, ceased upon adoption. Thus, no amortization for such goodwill and indefinite-lived intangibles was recognized in the accompanying Consolidated Statements of Operations for fiscal year ended September 30, 2002, compared to $12.7 million for the year ended September 30, 2001. At September 30, 2002 the Company calculated an impairment to goodwill of $58.9 million, recorded in "Cumulative Effect of Change in Accounting Principle" in the amount of $41.5 million (net of $17.4 million in income taxes).

    Extraordinary Item. The Company amended its credit facility due to the refinancing of its senior credit facility on October 5, 2001. As a result of amending the credit facility, the Company wrote off a portion of the bank fees associated with previous amendments to the credit facility. The amount of $3.4 million was the deferred finance cost related to the term loans and was recorded as an extraordinary item in fiscal 2002.

FISCAL 2001 COMPARED TO FISCAL 2000

    Total Revenues. Total revenues increased $61.9 million, or 10.4%, to $654.6 million from $592.7 million. The increase is attributable to the inclusion of a full year's results for the stores acquired and opened in fiscal 2000, a full year's results for DPI, and increased revenues in the Company's core stores. DPI revenue accounted for $25.5 million, or 41.2%, of the increase. Stores acquired in fiscal 2000 acquisitions accounted for $5.7 million, or 9.2%, of the increase. Stores opened in fiscal 2000 and 2001 accounted for $30.3 million, or 48.9%, of the increase. The Company's core stores accounted for $13.7 million, or 22.1%, of the increase. These increases were offset by a loss of $14.0 million in revenue that resulted from closed, combined, and sold stores. Same store revenues increased 2.0%. This increase in same store revenues is primarily due to increased computer revenues, prepaid phone service revenues, and merchandise sales revenue.

    Depreciation and Amortization. Depreciation expense related to rental merchandise increased to 30.7% as a percentage of total revenues from 26.5%. This increase is primarily due to the depreciation expense related to computers and the merchandise reduction initiatives undertaken by the Company. Computers (Gateway computers were added to the Company's product line in June 2000) are depreciated on a straight-line basis over 12 to 24 months, depending on the type of computer. In late fiscal 2001, the Company undertook merchandise reduction sales initiatives to rid the system of lower margin merchandise. As a result of this initiative, the margin on merchandise sales decreased. In fiscal 2001, the Company recorded merchandise sales of $14.2 million with a remaining value on items sold of $18.4 million, or a loss of ($4.2) million. In fiscal 2000, the Company recorded sales of $12.3 million with a remaining value of $10.9 million, or a margin of $1.4 million. The remaining value of merchandise sold is included in depreciation expense.

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

    Occupancy. Occupancy expense increased to $51.3 million from $45.8 million primarily due to the addition of the stores opened and acquired in fiscal 2001. This increase is also due to $3.0 million recorded in association with lease terminations for the stores closed, combined or sold.

    Other Operating Expenses. Other operating expenses decreased by $5.7 million and decreased to 25.5% as a percentage of total revenue from 29.1%. The decrease in other operating expenses includes decreases in write-offs of property and equipment, payroll taxes, state and local taxes, training and conference expenses, and postage. Offsetting these reductions in other operating expenses are increased accounting, legal and professional fees. The Company has incurred greater fees for these services as a result of the investigations into the accounting improprieties. These accounting and legal fees amounted to $7.9 million in 2001.

    Operating Income (Loss). Operating income declined to a loss of $10.2 million in 2001 as compared to operating income of $0.6 million in 2000. The household rental segment had an operating loss of $14.0 million while the prepaid telephone service segment had an operating income of $3.8 million. The cumulative decrease is the result of the factors discussed above.

    Interest Expense. Interest expense increased to 6.5% from 5.0% of total revenues. $10.6 million of this increase is due to a higher effective interest rate charged during the period the Company was in default under its bank credit facility and $2.6 million was forbearance fees expense.

    Other Income (Expense), Net. Other expense was $10.8 million in fiscal 2001 compared to income of $1.7 million in fiscal 2000. In fiscal 2001, the Company adopted SFAS No. 133. Under SFAS No. 133, the Company was required to record the fair value of its interest rate swaps as an asset. On October 1, 2000, an asset was recorded in the amount of $2.5 million. An adverse change in fair value of the interest rate swap portfolio amounting to $12.6 million for the year ended September 30, 2001, was charged to other expense. Offsetting this amount are gains on the sale of stores. The Company entered into several small transactions to sell 39 under-performing stores. The Company recognized a net gain of $2.1 million on the store sale transactions.

    Income Tax Expense. In fiscal 2001, the tax benefit for losses has been fully offset by the valuation allowance. There is no tax benefit since all opportunities for loss carry backs have been previously utilized. In fiscal 2000, a tax benefit of $.2 million was recorded. The net deferred tax asset of $34.2 million for fiscal 2001 and the net deferred tax asset of $10.0 million for fiscal 2000 have been fully offset by a valuation allowance based on management's determination that it is more likely than not, that the net deferred tax assets may not be realized. The Company's federal and state tax benefit in fiscal 2001 and fiscal 2000 is lower than the statutory rate primarily due to the deferred tax valuation allowance and nondeductible goodwill.

LIQUIDITY AND CAPITAL RESOURCES

    The Company announced on December 17,2002, that it had entered into a definitive purchase agreement to sell 295 of its stores to Rent-A-Center, Inc. The transaction is expected to close in the second quarter of fiscal 2003. All proceeds from the sale, net of transaction costs, store closing and similar expenses, will be used to pay existing bank debt. This sale will allow the Company to significantly reduce debt and improve its leverage and cash flow ratios. The Company believes that this transaction will improve its ability to refinance its outstanding bank debt on more favorable terms.

    The Company's capital requirements relate primarily to purchasing additional rental merchandise and replacing rental merchandise that has been sold or is no longer suitable for rent. Our principal sources of liquidity are cash flows from operations, debt capacity available under the credit facility and available cash reserves. Cash flow generated by operating activities in fiscal 2002 was $48.7 million. Cash and cash equivalents totaled $7.3 million and total debt was $277.2 million at September 30, 2002.

    The Company generated $48.7 million in cash from operating activities in fiscal 2002 compared to $94.6 million in cash in fiscal 2001. This decrease is principally due to an increase in the net loss of ($12.9) million adjusted for non-cash items in fiscal 2002. The adjustments result in net cash provided of $18.5 million. The fiscal 2002 non-cash items consist of goodwill impairment charge of $58.9 million, decrease in depreciation and amortization of ($42.7) million and a write off of deferred financing costs of $3.8 million. This $5.6 million provided by operations was offset by increased rental merchandise purchasing activity ($11.2) million, decrease in vendor deposits used ($29.3) million, reduction in tax refunds received ($8.4) million, and reduction in proceeds from year over year ($2.1) million.

    Net cash used in investing activities increased $8.4 million to $10.3 million in fiscal 2002 compared to $1.9 million in fiscal 2001. In fiscal 2002, the Company used $11.4 million for the purchase of property and equipment. This was offset by proceeds from the sale of assets of $2.2 million. In fiscal 2001, capital expenditures included the acquisition of two stores, the opening of 21 stores and the selling of 39 stores in several transactions. The Company funded this project with borrowings on its senior credit facility.

    The Company used $41.6 million in cash in financing activities in fiscal 2002 compared to $92.8 million in fiscal 2001. The Company used operating cash flow to pay down debt.

    During early fiscal 2001, as a result of the accounting improprieties, the Company became in default of several of the covenants contained in its bank credit facility including, without limitation, the covenants regarding maximum leverage ratio, minimum interest coverage ratio, minimum net worth, fixed charge coverage ratio, and rental merchandise usage and the covenants regarding delivery of monthly, quarterly and annual financial statements. The Company operated under forbearance agreements with its bank lenders through October 5, 2001. The Company's ability to borrow funds under these forbearance agreements was limited. The Company obtained an amended credit facility on October 5, 2001, that provided the Company with sufficient borrowing capacity and revised loan covenants through December 2003.

    The amended credit facility, co-led by National City Bank, acting as administrative agent, Bank of America, N.A., acting as documentation agent, and Bank of Montreal and Harris Trust and Savings Bank, acting as syndication agents, provided for loans and letters of credit up to $363.5 million consisting of revolving loans and letters of credit of up to a maximum of $75.0 million and varying based on the applicable period, and two term loans designated as Term Loan A for $117.5 million and Term Loan B for $171.0 million. Borrowings under the credit facility bear interest at the Company's option either at a base rate or a euro-rate. The credit facility expires December 31, 2003. Under the euro-rate option, the Company borrows money based on the London Interbank Offered Rate plus 550-600 basis points. Under the base rate option, the Company borrows money based on the prime interest rate plus 4.5% to 5.5%. In addition, payment-in-kind interest at a rate of 200 to 500 basis points per annum is due and payable in cash on the maturity date of the term loans. The payment-in-kind margin is determined based on the ratio of debt to cash flows from operations during the period. The credit facility requires the Company to meet certain financial covenants and ratios including maximum leverage, minimum interest coverage, minimum tangible net worth, fixed charge coverage, and rental merchandise usage ratios. In addition, in the event that the leverage ratio as measured at June 30, 2003, for the four fiscal quarters then ended, is equal to or greater than 2.25 to 1.00, the Company will issue warrants to the lenders for the purchase of the Company's common stock. The shares of common stock which will be obtained by the lenders upon the exercise of the warrants shall equal 15% of the total outstanding voting power of all the outstanding shares of the Company immediately prior to the exercise of the warrants.

    On June 24, 2002, the Company amended its credit facility to modify the maximum leverage ratio, the minimum interest coverage ratio and the fixed charge coverage ratio covenants.

    On December 13, 2002, the Company amended its credit facility to modify the maximum leverage ratio, the minimum interest coverage ratio, the minimum consolidated net worth and the fixed charge coverage ratio covenants for periods after September 30, 2002. In consideration for the amendment to the credit facility, the Company will pay 17.5 basis points to approving lenders as an amendment fee. The amendment fee shall be payable the earlier of the receipt of proceeds from material asset sales or December 31, 2003. In the event the Company fails to comply with its covenants in the credit facility, it would be unable to borrow under the facility. The Company expects to comply with covenants based on its 2003 projections.

    On April 18, 2002, the Company sold 1 million restricted common shares and warrants (valued according to the Black Scholes valuation method) to acquire 100,000 common shares to Calm Waters Partnership and two other investors (the "Investors") for $6,000. The warrants have an exercise price of $9.35 per share, subject to adjustment. In addition, the agreement calls for the Investors to purchase an additional 2,640,000 common shares for $16,500 and to receive a warrant to purchase 250,000 shares of common stock at an exercise price equal to the greater of 105% of the last reported sale price of common stock on the day preceding the second closing date or $1.50. The Investors' obligation to purchase the additional shares is subject to certain conditions including that a replacement of the Company's existing credit facility occur on or prior to December 31, 2002, conditions related to the Company's existing class action litigation and ongoing investigations, quarterly aggregate EBITDA, among others. The Company has also agreed to issue a warrant to purchase 333,000 shares of common stock to the Investors if the Company fails to achieve aggregate EBITDA of $80 million or more for the 12-month period commencing on April 1, 2002. The warrant exercise price per share is based upon the Company's EBITDA for such period.

    The Company also incurred substantial accounting and legal fees in fiscal 2001 in connection with the process of reviewing its financial reporting matters, the investigations of the accounting improprieties and the preparation of its audited financial statement for fiscal 2000. The Company incurred $7.9 million of these expenses in fiscal 2001. In fiscal 2002 there was a $1.9 million reimbursement of accounting and legal fees as a result of an insurance recovery. This recovery offset fiscal 2002 expense of $1.3 million, resulting in income of $0.6 million. The Company anticipates incurring additional legal and other expenses in connection with the class action litigation and governmental investigations which are ongoing.

    The following table presents obligations and commitments to make future payments under contracts and contingent commitments at September 30, 2002.



              Contractual Cash                           Due in less than     Due in 1-3     Due in 4-5      Due after
              Obligation*                     Total          one year            years         years          5 years
              ----------                      -----          --------            -----         -----          -------
              Long-term debt (1)             $277,121         $31,817          $245,304            00              00
              Capital lease obligations        18,080           9,311             8,733            36              --
              Operating leases                125,384          32,908            65,883        16,809           9,784
              Notes Payable                        86              16                68             2              --
                                             --------         -------          --------       -------          ------
              Total cash obligations         $420,671         $74,052          $319,988       $16,847          $9,784
                                             ========         =======          ========       =======          ======


    *Excludes the 401(k) restorative payments program as well as contingent liabilities including shareholder/derivative lawsuits as these items cannot be estimated.

(1) Consists of Term Notes A, Term Notes B and revolving notes.


                                                          Amount of Commitment Expiration Per Period
                                                Total
                Other Commercial               Amounts     Less than 1
                Commitments                   Committed        year       1-3 years      4-5 years    Over 5 years
                -----------                   ---------        ----       ---------      ---------    ------------
                Lines of credit                      00          00             00             00            00
                Standby letters of credit        $8,770      $8,770              -              -             -
                Guarantees                            -           -              -              -             -
                                                 ------      ------        -------        -------        ------
                Total commercial commitments     $8,770      $8,770        $     -        $     -        $    -
                                                 ======      ======        =======        =======        =======


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's major market risk exposure is primarily due to possible fluctuations in interest rates. As of September 30, 2002, the Company had $277.1 million in loans with floating interest rates indexed to current LIBOR and prime rates. Because the floating rates expose the Company to the risk of increased interest cost if interest rates rise, the Company began a policy in 1998 of managing interest rate risk by utilizing interest rate swap agreements to convert a portion of the floating interest rate loans to fixed interest rates. As of September 30, 2002, the Company has $163.1 million in interest rate swap agreements that fix in a LIBOR rate ranging from 5.09% to 6.97%. This effectively fixes the interest rate on $163.1 million of loans, thus hedging a significant portion of this risk. These interest rate swap agreements have maturities ranging from 2003 to 2005.

    Given the Company's current capital structure, including interest rate swap agreements, there is $114.1 million, or 41.2% of the Company's total debt, in floating rate loans. A hypothetical 100 basis point change in the LIBOR rate would affect pre-tax earnings by approximately $1.1 million. As of September 30, 2002, the fair value of the interest swaps was $9.7 million, which is recorded as a liability.

    The Company does not enter into derivative financial instruments for trading or speculative purposes. The interest rate swap agreements are entered into with major financial institutions thereby minimizing the risk of credit loss.

SEASONALITY AND INFLATION

    Management believes that operating results may be subject to seasonality. In particular, the fiscal fourth quarter generally exhibits a slight tightening of customer spending habits commensurate with summer vacations, back-to-school needs and other factors. Conversely, the first quarter typically has a greater percentage of rentals because of traditional holiday shopping patterns. Management plans for these seasonal variances and takes particular advantage of the first quarter with product promotions, marketing campaigns, and employee incentives. Because many of the Company's expenses do not fluctuate with seasonal revenue changes, such revenue changes may cause fluctuations in the Company's quarterly earnings.

    During the year ended September 30, 2002, the costs of rental merchandise, store lease rental expense and salaries and wages have increased modestly. These increases have not had a significant effect on the Company's results of operations because the Company has been able to charge commensurately higher rental for its merchandise. This trend is expected to continue in the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS

   In August 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 address financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the provisions of this statement.

   In April 2002, FASB issued Statement of Financial Accounting Standards No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 updates, clarifies, and simplifies existing accounting pronouncements. The Company is currently evaluating the provisions of this Statement. The Standard will require reclassification of the current year extraordinary item to other operating expenses upon adoption.

    In August 2001, FASB issued Statement of Financial Accounting Standards No. 144" Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001.


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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                                                                                                                   PAGE
       Index to Financial Statements
          Report of Independent Accountants.........................................................................28
          Financial Statements:
            Consolidated Balance Sheets, September 30, 2002 and 2001................................................29
            Consolidated Statements of Operations, Years Ended September 30, 2002, 2001, 2000.......................30
            Consolidated Statements of Shareholders' Equity, Years Ended September 30, 2002, 2001, 2000.............31
            Consolidated Statements of Cash Flows, Years Ended September 30, 2002, 2001, 2000.......................32
            Notes to Consolidated Financial Statements..............................................................33


                                 RENT-WAY, INC.

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF RENT-WAY, INC.:

    In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 55 present fairly, in all material respects, the financial position of Rent-Way, Inc. and its subsidiaries at September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    As discussed in Note 4 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" effective October 1, 2001, and as discussed in Note 10 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective October 1, 2000.


    PricewaterhouseCoopers LLP

    Cleveland, Ohio
    December 19, 2002

                                 RENT-WAY, INC.

                           CONSOLIDATED BALANCE SHEETS
                           (all dollars in thousands)


                                                                                           SEPTEMBER 30,
                                                                                       2002             2001
                                                                                    ----------       ----------
                 ASSETS
                 Cash and cash equivalents..................................        $   7,295        $  10,515
                 Prepaid expenses...........................................           10,361           13,534
                 Income tax receivable......................................            4,191            8,239
                 Rental merchandise, net....................................          196,064          218,973
                 Rental merchandise deposits and credits due from vendors...              995            2,486
                 Deferred income taxes, net of valuation allowance of $63,944
                     and $34,198, respectively..............................               --               --
                 Property and equipment, net................................           54,316           68,792
                 Goodwill...................................................          229,790          292,084
                 Deferred financing costs, net of accumulated amortization of
                    $1,816 and $853, respectively...........................            1,870            4,136
                 Intangible assets, net of accumulated amortization of $3,981
                 and $2,205, respectively...................................            1,700            2,774
                 Other assets...............................................            4,212            6,644
                                                                                     --------        ---------
                                                                                     $510,794        $ 628,177
                                                                                     ========        =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY
                 Liabilities:
                 Accounts payable...........................................        $  17,643        $  24,212
                 Other liabilities..........................................           79,347           90,914
                 Debt.......................................................          277,207          307,009
                                                                                    ---------        ---------
                                                                                      374,197          422,135
                 Shareholders' equity:
                 Preferred stock, without par value; 1,000,000 shares
                    authorized; no shares issued and outstanding at September 30,
                    2002 and 2001, respectively.............................               --               --
                 Common stock, without par value; 50,000,000 shares
                    authorized; 25,685,538 and 24,509,978 shares issued and
                    outstanding, respectively...............................          302,218          295,610
                 Common stock warrants; 100,000 outstanding.................              644               --
                 Loans to shareholders......................................             (282)            (924)
                 Accumulated other comprehensive income.....................              787            1,654
                 Retained earnings (accumulated deficit)....................         (166,770)         (90,298)
                                                                                   ----------        ---------
                   Total shareholders' equity...............................          136,597          206,042
                                                                                   ----------        ---------
                                                                                   $  510,794        $ 628,177
                                                                                   ==========        =========




                      The accompanying notes are an integral part of these financial statements.


                                 RENT-WAY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (all dollars in thousands, except per share data)


                                                                              FOR THE YEARS ENDED SEPTEMBER 30,
                                                                       2002                  2001                2000
                                                               --------------------  --------------------   -------------

     REVENUES:
     Rental................................................      $    509,024         $     528,995         $    498,876
     Prepaid phone service.................................            37,740                34,739                9,244
     Other revenues........................................            79,665                90,884               84,566
                                                                     --------              --------             --------
       Total revenues......................................           626,429               654,618              592,686
     COSTS AND OPERATING EXPENSES:
     Depreciation and amortization:
       Rental merchandise..................................           175,315               201,233              157,278
       Property and equipment..............................            26,363                31,066               25,660
       Amortization of goodwill and other intangibles......             2,277                17,188               13,855
     Cost of prepaid phone service.........................            23,697                19,976                5,988
     Salaries and wages....................................           153,942               158,898              150,933
     Advertising, net......................................            27,857                20,846               20,075
     Occupancy.............................................            44,282                51,348               45,787
     Other operating expenses..............................           140,846               164,300              172,514
                                                                     --------              --------             --------
     Total costs and operating expenses....................           594,579               664,855              592,090
                                                                     --------              --------             --------
          Operating income (loss)..........................            31,850               (10,237)                 596
     OTHER INCOME (EXPENSE):
     Interest expense......................................           (48,264)              (41,738)             (29,439)
     Equity in loss of subsidiary..........................                --                    --                 (573)
     Amortization--deferred financing costs................            (1,395)               (1,115)                (654)
     Interest income.......................................               357                   259                  126
     Other income (expense), net...........................             2,358               (10,794)               1,703
                                                                     --------              ---------            --------
          Income (loss) before income taxes, cumulative
          effect of change in accounting principle and
          extraordinary item...............................      $    (15,094)        $     (63,625)        $    (28,241)
     Income tax expense (benefit)..........................            16,483                    --                 (200)
                                                                     --------              --------             --------
         Loss before cumulative effect of change in
         accounting principle and extraordinary item.......      $    (31,577)        $     (63,625)        $    (28,041)
     Cumulative effect of change in accounting principle
          (Note 4).........................................           (41,527)                   --                   --
     Extraordinary item (Notes 1 and 9)....................            (3,368)                   --                   --
                                                                     --------              --------             --------
          Net loss.........................................      $    (76,472)        $     (63,625)        $    (28,041)
                                                                     ========              ========             ========
     LOSS PER COMMON SHARE:
     Basic loss per share
          Loss before cumulative effect of change in
          accounting principle and extraordinary item......          $   (1.26)            $   (2.60)           $   (1.20)
                                                                     =========             =========            =========
          Net loss.........................................          $   (3.06)            $   (2.60)           $   (1.20)
                                                                     =========             =========            =========


     Diluted loss per share
          Loss before cumulative effect of change in accounting
          principle and extraordinary item.................          $   (1.26)            $   (2.60)           $   (1.20)
                                                                     =========             =========            =========
          Net loss.........................................          $   (3.06)            $   (2.60)           $   (1.20)
                                                                     =========             =========            =========
     Weighted average number of shares outstanding (in thousands):
          Basic............................................             25,021                24,501               23,314
                                                                     =========              ========             ========
          Diluted..........................................             25,021                24,501               23,314
                                                                     =========              ========             ========

                      The accompanying notes are an integral part of these financial statements.


                                 RENT-WAY, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000
                      (all dollars and shares in thousands)




                                                                  COMMON STOCK           COMMON STOCK WARRANTS
                                                            ------------------------  ---------------------------

                                                                                         NUMBER OF                   LOANS TO
                                                                SHARES      AMOUNT       WARRANTS       AMOUNT    SHAREHOLDERS
                                                            ------------------------- ------------- ------------- ------------
Balance at September 30, 1999
     (as Restated)......................................        21,976  $   257,481            --   $        --   $       (362)
                                                            ----------     --------   -----------   -----------      ---------
  Net loss..............................................            --           --            --            --             --
  Issuance of common stock to 401(k) plan (Note 17).....            46        1,025            --            --             --
  Issuance of common stock under stock
    option plans including tax benefit (Note 15)........           621         8,400           --            --           (902)
  Payment of loans by directors (Note 14)...............           (25)          --            --            --            649
  Interest on loans to directors (Note 14)..............            --           --            --            --            (75)
  Conversion of convertible debt .......................         1,495       20,000            --            --             --
  Write-off deferred financing cost on
    convertible debt ...................................            --         (715)           --            --             --
  Issuance of common stock to Gateway (Note 16).........           349        9,038            --            --             --
  Purchase of business .................................             2           50            --            --             --
  Repurchase of common stock (Note 14)..................            (5)         (94)           --            --             --
                                                            ----------  -----------   -----------   -----------   ------------
 Balance at September 30, 2000..........................        24,459  $   295,185            --            --   $       (690)
  Net loss..............................................            --           --            --            --             --
  Issuance of common stock to 401(k) plan (Note 17).....            45          299            --            --             --
  Issuance of common stock under stock
    option plans including tax benefit (Note 15)........             6          126            --            --             --
  Recording of swap transitional asset (Note 10)........            --           --            --            --             --
  Amortization of swap transitional asset (Note 1)......            --           --            --            --             --
  Issuance of loans to directors to exercise stock
     options  (Note 14).................................            --           --            --            --           (159)
  Payment of loans by directors (Note 14)...............            --           --            --            --              2
  Interest on loans to directors (Note 14)..............            --           --            --            --            (77)
                                                            ----------  -----------   -----------   -----------   ------------
Balance at September 30, 2001...........................        24,510  $   295,610            --            --   $       (924)
                                                            ----------  -----------   -----------   -----------   ------------
  Net loss..............................................            --           --            --            --             --
  Amortization of transitional asset (Note 10)..........            --           --            --            --             --
  Issuance of common stock under stock
    option plans including tax benefit (Note 15)........            62          251            --            --             --
  Issuance of common stock to Calm Waters Partnership
    (Note 16)...........................................         1,000        5,356            --            --             --
  Issuance of stock warrants to Calm Waters Partnership
     (Note 16)..........................................            --           --           100           644             --
  Issuance of common stock to Mass Mutual
     Corporate Investors  (Note 16).....................           114        1,107            --            --             --
   Costs associated to private placement of securities..                       (106)           --            --             --
   Payment of loans by directors (Note 14)...............           --           --            --            --            683
   Interest on loans to directors (Note 14)..............           --           --            --            --            (41)
                                                            ----------  -----------   -----------   -----------   ------------
Balance at September 30, 2002...........................        25,686  $   302,218           100   $       644   $       (282)
                                                            ==========  ===========   ===========   ===========   ============


                                 RENT-WAY, INC.

              FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000
                      (all dollars and shares in thousands)


                                                                             RETAINED
                                                               OTHER         EARNINGS          TOTAL
                                                           COMPREHENSIVE   (ACCUMULATED    SHAREHOLDERS'
                                                               INCOME          DEFICIT)        EQUITY
                                                            -----------    -------------   -------------
Balance at September 30, 1999
      (as Restated).....................................    $       --    $     1,368      $   258,487
 Net loss...............................................            --        (28,041)         (28,041)
  Issuance of common stock to 401(k) plan (Note 17).....            --             --            1,025
  Issuance of common stock under stock
    option plans including tax benefit (Note 15)........            --             --            7,498
  Payment of loans by directors (Note 14)...............            --             --              649
  Interest on loans to directors (Note 14)..............            --             --              (75)
  Conversion of convertible debt .......................            --             --           20,000
  Write-off deferred financing cost on
    convertible debt ...................................            --             --             (715)
  Issuance of common stock to Gateway (Note 16).........            --             --            9,038
  Purchase of business .................................            --             --               50
  Repurchase of common stock (Note 14)..................            --             --              (94)
                                                            ----------       --------      -----------
Balance at September 30, 2000...........................    $       --    $   (26,673)     $   267,822
  Net loss..............................................            --        (63,625)         (63,625)
  Issuance of common stock to 401(k) plan (Note 17).....            --             --              299
  Issuance of common stock under stock
    option plans including tax benefit (Note 15)........            --             --              126
  Recording of swap transitional asset (Note 10)........         2,510             --            2,510
  Amortization of swap transitional asset (Note 1)......          (856)            --             (856)
  Issuance of loans to directors to exercise stock
     options  (Note 14).................................            --             --             (159)
  Payment of loans by directors (Note 14)...............            --             --                2
  Interest on loans to directors (Note 14)..............            --             --              (77)
                                                            ----------    -----------      -----------
Balance at September 30, 2001...........................    $    1,654    $   (90,298)     $   206,042
                                                            ----------    -----------      -----------
  Net loss..............................................            --        (76,472)         (76,472)
  Amortization of transitional asset (Note 10)..........          (867)            --             (867)
  Issuance of common stock under stock
    option plans including tax benefit (Note 15)........            --             --              251
  Issuance of common stock to Calm Waters Partnership
    (Note 16)...........................................            --             --            5,356
  Issuance of stock warrants to Calm Waters Partnership
     (Note 16)..........................................            --             --              644
  Issuance of common stock to Mass Mutual
     Corporate Investors  (Note 16).....................            --             --            1,107
   Costs associated to private placement of securities..            --             --             (106)
  Payment of loans by directors (Note 14)...............            --             --              683
  Interest on loans to directors (Note 14)..............            --             --              (41)
                                                            ----------    -----------      -----------
Balance at September 30, 2002...........................    $      787    $  (166,770)     $   136,597
                                                            ==========    ===========      ===========

                      The accompanying notes are an integral part of these financial statements.

                                 RENT-WAY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (all dollars in thousands)



                                                                              FOR THE YEARS ENDED SEPTEMBER 30,
                                                                        2002                  2001               2000
                                                                  -----------------    -----------------     ------------
     OPERATING ACTIVITIES:
     Net loss...............................................        $  (76,472)           $  (63,625)          $  (28,041)
     ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
       PROVIDED BY (USED IN) OPERATING ACTIVITIES:
       Depreciation and amortization........................           204,485               247,227              197,447
       Deferred income taxes................................                --                    --                   98
       Deferred financing costs write-off...................             3,810                    --                   --
       Goodwill impairment..................................            58,935                    --                   --
       Issuance of common stock to 401(k) plan..............                --                   299                1,025
       Write-off of property and equipment..................             1,571                 4,454               12,896
       Gain on sale of assets...............................              (552)               (2,172)                  --
       Other................................................                --                    --                  (64)
     CHANGES IN ASSETS AND LIABILITIES:
       Prepaid expenses.....................................             3,173                   463               (6,868)
       Rental merchandise...................................          (153,000)             (141,858)            (240,829)
       Rental merchandise deposits and credits due
         from vendors.......................................             1,491                30,803              (33,289)
       Income tax receivable................................             4,048                12,368              (15,639)
       Other assets.........................................             1,690                 6,677               (3,242)
       Accounts payable.....................................            (1,421)              (22,105)              27,996
       Other liabilities....................................               944                22,088               22,322
                                                                    ----------            ----------           ----------
          Net cash provided by (used in) operating
            activities......................................            48,702                94,619              (66,188)
                                                                    ----------            ----------           ----------
     INVESTING ACTIVITIES:
       Purchase of businesses, net of cash acquired.........            (1,095)                 (658)             (14,484)
       Purchases of property and equipment..................           (11,399)               (9,802)             (34,276)
       Proceeds from sale of assets.........................             2,152                 8,512                   --
                                                                    ----------            ----------           ----------
          Net cash used in investing activities.............           (10,342)               (1,948)             (48,760)
                                                                    ----------            ----------           ----------
     FINANCING ACTIVITIES:
       Book overdraft.......................................            (5,148)                3,567               (1,107)
       Proceeds from borrowings.............................           664,000               506,720              132,431
       Payments on borrowings...............................          (693,353)             (587,563)             (13,650)
       Payments on capital leases...........................           (12,033)              (15,243)             (13,302)
       Deferred financing costs.............................            (2,940)                 (183)              (2,705)
       Issuance of common stock.............................             7,252                   126                8,243
       Issuance of common stock to Gateway..................                --                    --                7,000
       Purchase of common stock.............................                --                    --                  (94)
       Loans to shareholders................................                --                  (234)                  --
       Interest on shareholder loans........................               (41)                   --                   --
       Payment of loans by directors........................               683                    --                  140
                                                                    ----------            ----------           ----------
          Net cash provided by (used in) financing activities          (41,580)              (92,810)             116,956
                                                                    ----------            ----------           ----------
          Increase (decrease) in cash and cash equivalents..            (3,220)                 (139)               2,008
     Cash and cash equivalents at beginning of year.........            10,515                10,654                8,646
                                                                    ----------            ----------           ----------
     Cash and cash equivalents at end of year...............        $    7,295            $   10,515           $   10,654
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

    ACCOUNTING ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

    The Company uses the units of activity depreciation method for all rental merchandise except computers. Under the units of activity method, rental merchandise is depreciated as revenue is collected or earned during free-rent promotions. This rental merchandise is not depreciated during periods when it is not on rent and therefore not generating rental revenue. Computers, added to the Company's product line in June 1999, are principally depreciated on the straight-line basis over 12 months to 24 months, depending on the type of computer.

    VOLUME REBATES. The Company participates in volume rebate programs with some of its rental merchandise suppliers. On an annual basis, management calculates the amount of the rebate and submits a request for payment. Upon receipt of the rebate, the Company records deferred income. The rebate is amortized on a straight-line basis over 18 to 20 months, the average life of the underlying rental merchandise, commencing on the date cash is received and is recorded as on offset to rental merchandise depreciation expense.

    PREPAID PHONE SERVICE. Prepaid phone service is provided to customers on only a prepaid month-to-month basis. Prepaid phone service revenues are comprised of monthly service revenues and activation revenues. Monthly service revenues are recognized on a straight-line basis over the related monthly service period, commencing when the service period begins. The cost of monthly service is also recognized over the monthly service period and is included in "cost of prepaid phone service" in the Statement of Operations. Activation revenues and costs are recognized on a straight-line basis over the estimated average life of the customer relationship.

    OTHER REVENUE. Other revenue includes revenue from various services and charges to rental customers, including late fees, liability waiver fees, processing fees, sales of used merchandise and preferred Customer Club membership fees. Other revenue is recognized as collected. This method of revenue recognition does not produce materially different results than if other revenue was recognized when earned.

    COMPREHENSIVE INCOME. Comprehensive income encompasses net income and changes in the components of accumulated other comprehensive income not reflected in the Company's Consolidated Statements of Operations during the periods presented. Accumulated other comprehensive income consists of the transition asset recorded at the time of adoption of SFAS No. 133.

    STATEMENT OF CASH FLOWS INFORMATION. Cash and cash equivalents consist of cash on hand and on deposit and highly liquid investments with maturities of three months or less when purchased. Cash equivalents are stated at cost, which approximates market value. The Company maintains deposits with several financial institutions. The Federal Deposit Insurance Corporation does not insure deposits in excess of $100 and mutual funds.

    Supplemental disclosures of cash flow information for the years ended September 30, 2002, 2001, and 2000, are as follows:



                                                                                    2002             2001             2000
                                                                               -------------   ---------------    ----------
    CASH PAID(RECEIVED) DURING THE YEAR FOR:
      Interest.............................................................       $ 39,308        $ 30,847         $ 27,272
      Income taxes, net of refunds.........................................         (3,227)        (12,368)          14,451
    NONCASH INVESTING ACTIVITIES:
      Assets acquired by assumption of liabilities in purchase business
      combinations.........................................................       $     --        $     --         $    368
      Assets acquired under capital lease (Note 12)........................          2,880          18,692           12,620
    NONCASH FINANCING ACTIVITIES:
      Common stock issued in purchase business combinations................       $     --        $     --         $     50
      Issuances of common stock to 401(k) plans (Note 17)..................             --             344             1,025
      Loans to directors for exercise of stock options (Note 15)                        --              --              902
      Receipt of stock for repayment of directors loans....................             --              --              488
      Conversion of convertible debt, net of deferred
       financing costs (Note 9)............................................             --              --           19,285
      Gateway exclusively arrangement......................................             --              --            2,038



    PROPERTY AND EQUIPMENT AND RELATED DEPRECIATION AND AMORTIZATION. Property and equipment are stated at cost. Additions and improvements that significantly extend the lives of depreciable assets are capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in the results of operations. The Company's corporate headquarters and other buildings are depreciated over periods ranging from 20 to 40 years on a straight-line basis. Depreciation of furniture and fixtures, signs and vehicles is provided over the estimated useful lives of the respective assets (three to five years) on a straight-line or an accelerated basis. Leasehold improvements are amortized over the shorter of the useful life of the asset or the effective term of the lease. Property under capital leases is amortized over the respective lease term on a straight-line basis (see Note 12). The Company incurs repairs and maintenance costs and costs for signage applied to its owned and leased vehicles. The Company has determined that the cost to account for capitalization of certain of these costs is not cost beneficial.

    The Company reviews the recoverability of the carrying value long-term assets using an undiscounted cash flow method. The Company performed a detailed analysis of its property and equipment, and as a result of this analysis, the Company has written-off through an adjustment to other operating expenses, property and equipment of $4,415 and $8,237 for the years ended September 30, 2001 and 2000, respectively. During fiscal 2002, the Company believes that no additional impairment of long-lived assets has occurred, and that no reduction of the estimated useful lives is warranted other than the write-offs that occur in the normal course of business.

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

    GOODWILL. Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 requires that intangible assets not subject to amortization and goodwill be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Amortization of goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, ceased upon adoption. Thus, no amortization for such goodwill and indefinite-lived intangibles was recognized in the accompanying Consolidated Statements of Operations for fiscal year ended September 30, 2002, compared to $12.7 mililon for the year ended September 30, 2001. The Company calculated an impairment to goodwill of $58.9 million, recorded in "Cumulative Effect of Change in Accounting Principle" in the amount of $41.5 million (net of $17.4 million in income taxes). (See Note 4.)

    INTANGIBLE ASSETS. Customer contracts are stated at cost less amortization calculated on a straight-line basis over 18 months. Product exclusivity agreements are stated at cost less amortization calculated on a straight-line basis over 36 months. Deferred financing costs are stated at cost less amortization calculated on a straight-line basis over the term of the related debt agreements, which range from four to ten years. Non-compete agreements and prepaid consulting fees are stated at cost less amortization calculated on a straight-line basis over the terms of the related agreements, which range from two to seven years.

ADVERTISING EXPENSE. The Company incurs three types of advertising costs: production and printing, distribution, consisting primarily of postage, and communication. Advertising costs for production and printing are generally expensed when incurred. Advertising costs for distribution, consisting primarily of postage, are expensed over the period covered by the promotion. Cost of communicating is expensed as the communication occurs as advertisements.

    LOSS PER COMMON SHARE. Basic loss per common share is computed using losses available to common shareholders divided by the weighted average number of common shares outstanding. Diluted loss per common share is computed using losses available to common shareholders adjusted for anticipated interest savings, net of related taxes, for convertible subordinated notes and debentures, and the weighted average number of shares outstanding is adjusted for the potential impact of options, warrants and convertible subordinated notes and debentures where the effects are dilutive.


    FAIR VALUE DISCLOSURE. Fair values of the Company's interest rate swap agreements have been determined from information obtained from independent third parties. Fair values of other assets and liabilities including letters of credit, debt and accounts payable are estimated to approximate their carrying values.

    DERIVATIVE FINANCIAL INSTRUMENTS. The Company uses derivative financial instruments to reduce the impact on interest expense of fluctuations in interest rates on a portion of its credit facility (see Notes 9 and 10). The Company does not enter into derivative financial instruments for trading or speculative purposes.

    EXTRAORDINARY ITEM. The Company amended its credit facility due to the refinancing of its senior credit facility on October 5, 2001. As a result of amending the credit facility, the Company wrote off a portion of the bank fees associated with previous amendments to the credit facility. The amount of $3,368 was the deferred finance cost related to the term loans and was recorded as an extraordinary item in fiscal 2002.

    STOCK-BASED COMPENSATION. The Company accounts for stock based compensation issued to its employees and non-employee directors in accordance with APB No. 25, "Accounting For Stock Issued to Employees" and has elected to adopt the "disclosure only" provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

    RECLASSIFICATIONS. Certain amounts in the September 30, 2000, and 2001, consolidated financial statements were reclassified to conform to the September 30, 2002, presentation.

2. BUSINESS RATIONALIZATION:

    The Company periodically closes under-performing stores and takes other actions to maximize its overall profitability. In connection with the closing of stores and taking other actions, it incurs employee severance, fixed asset write offs, lease termination costs before escalation cost adjustment, net of sublease revenue, and other direct exit costs related to these activities. Employee severance costs related to the closing of under-performing stores were immaterial in each of the periods reported below. The net amount of these costs charged to income were as follows:


                                                                                      Lease
                                                              Fixed Asset         Termination
                                                              Write-Offs              Costs               Total
                                                              ----------            --------           ----------

          Balance at September 30, 1999................         $   --              $ 2,273            $  2,273
          Fiscal 2000 Provision........................            885                2,185               3,070
          Amount utilized in fiscal 2000...............           (885)              (2,028)             (2,913)
                                                                ------              -------            --------
          Balance at September 30, 2000................         $   --              $ 2,430            $  2,430
          Fiscal 2001 Provision........................          1,646                5,043               6,689
          Amount utilized in fiscal 2001...............         (1,646)              (2,389)             (4,035)
                                                                ------              -------            --------
          Balance at September 30, 2001................             --                5,084               5,084
                                                                ------              -------            --------
          Fiscal 2002 Provision .......................            373                  458                 831
          Amount utilized in fiscal 2002...............           (373)              (3,407)             (3,780)
                                                                ------              -------            --------
          Balance at September 30, 2002................         $   --              $ 2,135            $  2,135
                                                                ======              =======            ========

Lease termination costs will be paid according to the contract terms.

3. NEW ACCOUNTING STANDARDS:

   In August 2002, FASB issued Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 address financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the provisions of this Statement and will require reclassification of the extraordinary item to continuing operations.

   In April 2002, FASB issued Statement of Financial Accounting Standards No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS 145 updates, clarifies, and simplifies existing accounting pronouncements. The Company is currently evaluating the provisions of this Statement.

    In August 2001, FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is currently evaluating the provisions of this Statement.

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

4. GOODWILL - ADOPTION OF STATEMENT 142:

    Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 requires that intangible assets not subject to amortization and goodwill be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. SFAS 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment while the second phase, if necessary, measures the impairment. Amortization of goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, ceased upon adoption. Thus, no amortization for such goodwill and indefinite lived intangibles was recognized in the accompanying Consolidated Statements of Operations for fiscal year ended September 30, 2002, compared to $12.7 million and $13.6 million for the years ended September 30, 2001, and 2000, respectively.

    In accordance with the provisions of SFAS 142, the Company completed, with the assistance of an independent valuation firm, phase one of the impairment test consisting of a comparison of the fair value with the carrying amount for goodwill and indefinite lived intangibles that existed on the Company's balance sheet at the date of its adoption. Based upon its preliminary analysis from the phase one impairment test, the Company identified indicators of possible impairment resulting in a reduction of forecasted cash flows related to the household rental segment. The total enterprise value, as determined by independent valuation experts, represents a combination of the market multiple, discounted cash flow and comparable transaction approaches.

    During the quarter ended September 30, 2002, the Company performed, with the assistance of an independent valuation firm, the phase two impairment test of the carrying value to determine the amount of the write down. This assessment resulted in an impairment write-down of $58.9 million, recorded in "Cumulative Effect of Change in Accounting Principle" in the amount of $41.5 million (net of $17.4 million in income taxes). In accordance with the transitional implementation guidance of SFAS 142, the write down was recorded retroactive to the Company's first quarter results of operations. A reconciliation of the previously reported net loss and loss per share as if SFAS 142 had been adopted as of October 1, 2000, is presented as follows:


                                                                                    September 30
                                                                    ------------------------------------------------
                                                                        2002               2001             2000
                                                                    ------------      ------------       ---------
                  Reported net loss...............................  $  (76,472)       $  (63,625)        $ (28,041)
                  Add back:  Goodwill amortization................          --            12,691            13,570
                                                                       -------        ----------          --------
                  Adjusted net loss...............................  $  (76,472)       $  (50,934)        $ (14,471)
                                                                       =======        ==========          ========

                  Basic loss per share
                      Reported basic loss per share...............  $    (3.06)        $   (2.60)        $   (1.20)
                      Goodwill amortization.......................          --              0.52              0.58
                                                                       --------       ----------          --------
                      Adjusted basic loss per share...............  $    (3.06)        $   (2.08)        $   (0.62)
                                                                       ========       ==========          ========

                  Diluted loss per share:
                      Reported diluted loss per share.............  $    (3.06)        $   (2.60)        $   (1.20)
                      Goodwill amortization.......................          --              0.52              0.58
                                                                       --------       ----------          --------
                      Adjusted diluted loss per share.............  $    (3.06)        $   (2.08)        $   (0.62)
                                                                       ========       ==========          ========


The following table shows the net carrying value of goodwill as of September 30, 2002, for the Company's segments:

                                                  Household Rental     Prepaid Telephone        Total
                                                       Segment          Service Segment       Segments
                        Goodwill.............     $   223,196               $ 6,594          $ 229,790

    The following table reflects the components of amortizable intangible assets at September 30, 2002:

                                                                               Cumulative         Net Carrying Amount
                                                      Purchase Price          Amortization
        Amortizable intangible assets:
            Non-compete agreements................     $       2,610         $      (1,699)         $         911
            Customer contracts....................             1,021                  (631)                   390
            Exclusivity agreement.................             2,050                (1,651)                   399
                                                       -------------         -------------          -------------
                                                       $       5,681         $      (3,981)         $       1,700
                                                       =============         =============          =============

    At September 30, 2002, future aggregate annual amortization of amortizable intangible assets is as follows:

                   Fiscal Year                        Amount
          -----------------------------        ------------------
                      2003                         $   1,258
                      2004                               331
                      2005                                97
                      2006                                10
                      2007                                 4
                                                    --------
                                                       1,700
                                                    ========

    Amortization expense of amortizable intangible assets for the year ended September 30, 2002, was $2,277.

    The changes in the carrying amount of goodwill for the fiscal years ended September 30 were as follows:


                                                               Household         Prepaid Telephone
                                                            Rental Segment        Service Segment             Total

        Balance of September 30,2000.................           $298,532                 $7,394              $305,926
        Additions....................................                144                     --                   144
        Amortization.................................            (13,186)                  (800)              (13,986)
                                                             -----------            -----------         -------------
        Balance of September 30,2001..................           285,490                  6,594               292,084
        Impairment....................................           (58,935)                    --               (58,935)
        Other(1)......................................            (3,359)                    --                (3,359)
                                                             -----------            -----------         -------------
        Balance of September 30,2002..................       $   223,196            $     6,594         $     229,790
                                                             ===========            ===========         =============


         (1) Reversal of an income tax contingency established as a part of purchase accounting in prior years which was determined to be no longer needed during the fourth quarter of 2002.

5. MERGERS, ACQUISITIONS, AND DISPOSALS:

    PURCHASE ACQUISITIONS: During fiscal 2002, the Company entered into asset purchase and sale agreements whereby the Company in exchange for nine stores and approximately $0.1 million in cash received the rental merchandise and rental contracts of ten stores. The Company recognized a gain of approximately $0.5 million and exchanged assets with a net book value of $0.8 million.

    In October 2001, the Company purchased for $0.3 million in cash customer agreements and active rental merchandise which was combined with an existing store. There was no gain or loss on the transaction.

    In April and May 2001, the Company entered into asset purchase and sale agreements whereby the Company exchanged three stores for two stores and approximately $0.1 million in cash. The Company recognized a gain of approximately $0.1 million as a result of these transactions. The Company also exchanged assets with a net book value of $0.3 million for assets with a fair value of $0.3 million.

    During 2001, the Company sold nine stores in several transactions in exchange for $886 in cash. In connection with these transactions, the Company sold assets with a net book value of $755 and recorded a gain of $131.

    On January 4, 2000, the Company acquired a 49% interest in dPi Teleconnect, LLC ("DPI"), a privately held provider of prepaid local phone service. In exchange for the 49% interest, the Company paid consideration of $6,400 in cash. The Company on May 22, 2000, after receiving regulatory approval, exercised an option to acquire an additional 21% interest for $1,100 to bring its total interest to 70%. The excess of the acquisition costs over the estimated fair value of net assets acquired ("goodwill") of $7,958 was originally being amortized on a straight-line basis over 10 years. The Company adopted SFAS 142 effective October 1, 2001, which cessated amortization of this asset. See Footnote No. 4 for disclosure of the cumulative effect of change in accounting principle. Liabilities acquired were $400 with acquisition costs of $58. For the period January 1, 2000, to March 31, 2000, DPI was accounted for under the equity method and since March 31, 2000, is consolidated. The Company has recorded 100% of the losses of DPI. The Company will record 100% of the income of DPI until the accumulated deficit is absorbed.

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

6. RENTAL MERCHANDISE AND PROPERTY AND EQUIPMENT:

    Cost and accumulated depreciation of rental merchandise consists of the following:

                                                                          SEPTEMBER 30,
                                                                     2002                 2001

                Cost........................................   $     375,713      $     396,004
                Less accumulated depreciation...............         179,429            175,830
                Less deferred credits.......................             220              1,201
                                                               -------------      -------------
                                                               $     196,064      $     218,973
                                                               =============      =============

    The Company uses a direct-ship policy from their vendors to the stores. As a result, the Company has eliminated the need for internal warehousing and distribution.

    This policy reduces the amount of rental merchandise not on rent. On-rent and held for rent levels of net rental merchandise consists of the following:

                                                                                    SEPTEMBER 30,
                                                                               2002             2001
                             On-rent merchandise.....................    $    299,782     $    325,778
                             Held for rent merchandise...............          75,931           70,226
                                                                         ------------     ------------
                                                                         $    375,713     $    396,004
                                                                         ============     ============

    The Company uses the direct write-off method in accounting for losses (see
Note 1). These losses are recorded in other operating expenses and were incurred as follows:

                                                                               SEPTEMBER 30,
                                                            ------------------------------------------------
                                                                 2002              2001              2000
                                                            -------------     -------------     ------------
                      Lost merchandise.................     $      2,317      $      3,026      $      2,380
                      Stolen merchandise...............           15,795            17,864            14,668
                      Discarded merchandise............            3,138             8,988             6,252
                                                            ------------      ------------      ------------
                                                            $     21,250      $     29,878      $     23,300
                                                            ============      ============      ============

    Property and equipment consists of the following:

                                                                                SEPTEMBER 30,
                                                                       ----------------------------
                                                                         2002              2001
                                                                       ---------       ------------
                      Transportation equipment....................     $  49,986       $     53,099
                      Furniture and fixtures......................        32,130             31,272
                      Leasehold improvements......................        33,996             31,328
                      Signs.......................................         6,501              5,959
                      Buildings...................................         5,741              6,434
                      Land........................................         1,956              2,004
                      Construction in progress....................            --                 24
                                                                       ---------       ------------
                                                                         130,310            130,120
                      Less accumulated depreciation
                         and amortization.........................        75,994             61,328
                                                                       ---------       ------------
                                                                       $  54,316       $     68,792
                                                                       =========       ============


7. RENTAL MERCHANDISE DEPOSITS AND CREDITS DUE FROM VENDORS:

    On August 31, 2000, the Company prepaid for $39,000 of rental merchandise and in return, received an $825 prepayment discount in the form of cash from the vendors. As the Company places orders, these vendors reduce their respective prepaid balance. As of September 30, 2002, 2001, and 2000, $39,000, $38,156 and
$8,383, respectively of rental merchandise had been received against the prepayment. The prepayment discount has been deferred and is being recognized as a reduction of rental merchandise depreciation expense over the life of the rental merchandise.

    The Company had credits due from vendors for the return of merchandise in the amount of $995, $1,642 and $2,672 as of September 30, 2002, 2001 and 2000,
respectively. The credits are reduced when the Company purchases additional products from the vendors.

8. OTHER LIABILITIES:

    Other liabilities consist of the following:

                                                                             2002            2001
                                                                           --------        --------
                 Capital lease obligation..............................    $16,895       $   26,048
                 Swap liability........................................      9,712           10,191
                 Accrued interest......................................     15,993            8,046
                 Accrued property taxes................................      4,857            4,833
                 Accrued salaries, wages, tax and benefits.............     14,018           18,597
                 Vacant facility lease obligations.....................      1,857            5,329
                 Accrued taxes.........................................        761            5,881
                 DPI - deferred revenue................................      1,997            1,286
                 Other.................................................     13,257           10,703
                                                                           -------       ----------
                                                                           $79,347       $   90,914
                                                                           =======       ==========

9. DEBT:

    Debt consists of the following:

                                                                              SEPTEMBER 30,
                                                                           2002          2001
                                                                       --------        ---------
                                Senior credit facility..........       $277,121        $ 306,421
                                Notes Payable...................             86              588
                                                                       --------        ---------
                                                                       $277,207        $ 307,009
                                                                       ========        =========

    The Company's credit facility, co-led by National City Bank of Pennsylvania, acting as administrative agent, Bank of America, N.A., acting as documentation agent, and Bank of Montreal and Harris Trust and Savings Bank, acting as syndication agents, provided for loans and letters of credit of up to a maximum of $363,548 (revolving notes and letters of credit up to a maximum of $75,000 and varying based on the applicable period, Terms Loans A $117,567, and Term Loans B $170,981). The credit facility is secured by substantially all of the Company's assets. The amendment amended the Company's credit facility dated September 23, 1999, as amended November 17, 1999; December 6, 1999; December 7, 1999; June 28, 2000 and October 5, 2001.

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

    On December 13, 2002, the Company again amended its credit facility. This amendment modified the maximum leverage ratio, the minimum interest coverage ratio, the minimum consolidated net worth and the fixed charge coverage ratio covenants for periods after September 30, 2002, through December 31, 2003. In consideration for the amendment to the credit facility, the Company will pay
17.5 basis points to approving lenders as an amendment fee. The amendment fee shall be payable the earlier of a.) the receipt of proceeds from material asset sales, or b.) December 31, 2003. In the event the Company fails to comply with its covenants in the credit facility, it would be unable to borrow under the facility. The Company will be able to comply with covenants based upon its fiscal 2003 projections.

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

    Under the euro-rate option, the Company may borrow funds based on a spread of the LIBOR plus 550 to 600 basis points. In addition, payment-in-kind interest at a rate of 200 to 500 basis points per annum is due and payable in cash on the maturity date of the term loans. The payment-in-kind margin is determined based on the ratio of debt to cash flows from operations during the period. Borrowings under the euro-rate option require the Company to select a fixed interest period during which the euro-rate is applicable with the borrowed amount not to be repaid prior to the last day of the selected interest period. In addition, borrowing tranches under the euro-rate option must be in multiples of $1,000. Commitment fees associated with the credit facility are in a range from 0.375% to 0.500% for each bank's unused commitment.

    The principal amount of the Term Notes A under the credit facility is payable in quarterly payments due on the last day of each December, March, June, and September, beginning with the quarter ended December 31, 2001, as follows:

                                                   Amount of principal payment
 Quarters ending on following date                     due on payment date
 ---------------------------------                -----------------------------
    12/31/01 through 6/30/02                                 $5,722
     9/30/02 through 6/30/03                                 $7,153
             9/30/03                                         $8,583
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

    The credit facility requires the Company to meet certain financial covenants and ratios including maximum leverage, minimum interest coverage, minimum net worth, fixed charge coverage, and rental merchandise usage ratios. In addition, the Company must meet requirements regarding monthly, quarterly, and annual financial reporting. The credit facility also contains non-financial covenants, which restrict actions of the Company with respect to the payment of dividends, acquisitions, mergers, disposition of assets or subsidiaries, issuance of capital stock, and capital expenditures. The Company may at any time repay outstanding borrowings, in whole or part, without premium or penalty, except with respect to restrictions identified with the selection of the euro rate option. As of September 30, 2002, the Company was in compliance with all covenants contained in the credit facility.

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

    As a result of the amendment of the credit facility that occurred on October 5, 2001, the Company wrote off a portion of the bank fees associated with previous amendments to the credit facility. The amount of deferred finance costs was $4,089 of which $3,368 related to the term loans and was recorded as an extraordinary item and $442 relating to the revolving notes and was recorded in interest expense on the Company's Consolidated Statement of Operations for the year ended September 30, 2002.

    As of September 30, 2002, the Company's credit facility debt under both the euro-rate option and the base-rate options plans were as follows:

                               BORROWING OPTION PLAN                    AMOUNT              RATE
                               ---------------------                    ------              ----
                               Euro-rate tranche.................      $ 90,134           7.29813%
                               Euro-rate tranche..................      166,319           7.79813%
                               Euro-rate tranche..................        5,000           7.36000%
                               Base-rate tranche.................        15,668           9.25000%
                                                                     ----------
                                                              Total    $277,121
                                                                     ==========

    The rates listed in the above table do not include payment-in-kind interest. As of September 30, 2002, payment-in-kind interest is accruing at 450 basis points on the Term Loans A and revolving notes and 500 basis points on the Term Loans B.

    The principal amount of Term Notes A and B are payable in quarterly payments due on the last day of each December, March, June, and September beginning with the quarter ended December 31, 2001. At September 30, 2002, aggregate annual maturities of debt are as follows:

                                                  Senior Credit
                             Fiscal Year            Facility      Notes Payable         Total
                             -----------            --------      -------------         -----
                                2003...........   $   31,817           $    16      $   31,833
                                2004...........      245,304                19         245,323
                                2005...........            -                22              22
                                2006...........            -                27              27
                                2007...........            -                 2               2
                             Thereafter                    -                 -               -
                                                  ----------        ----------      -----------
                                                  $  277,121        $       86      $  277,207
                                                  ==========        ==========      ==========

    The Company's weighted average interest rate was 15.114%, 11.224%, and 8.912% for the years ended September 30, 2002, 2001 and 2000, respectively.

    At September 30, 2002 and 2001, book overdrafts of $306 and $5,454, respectively, were included in accounts payable in the accompanying Consolidated Balance Sheets.

10. DERIVATIVE FINANCIAL INSTRUMENTS:

    At September 30, 2002, the Company had interest rate swaps in the notional amount of $163,100, and a fair market value of $9,712, which is recorded as a liability. The variable pay interest rate ranges from 5.09% to 6.97%. The maturity dates run through August 2005.

    In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SAFS No. 133"). SFAS No. 133 requires the recognition of the fair value of all derivative instruments on the balance sheet. The Company adopted SFAS No. 133 and the corresponding amendments under SFAS No. 138 effective October 1, 2000. As a result of the adoption, the Company recognized the fair value of its interest rate swap portfolio at the adoption date on its balance sheet as an asset amounting to $2,510. This transitional amount is being amortized straight-line over the remaining lives of the individual interest rate swap agreements in place at the adoption date.

    The Company's interest rate swaps do not meet the qualifications for hedge accounting treatment under SFAS No. 133. For the years ended September 30, 2002 and 2001, the Company's change in the fair market value of the interest rate swap portfolio of $479, a gain, and ($12,642), a loss, respectively, was charged to "other income/expense" on the Company's Consolidated Statements of Operations.

11. INSURANCE CHARGE AND RECOVERY

    In fiscal 2002, the Company recorded in income as a reduction of other operating expense, a reimbursement of defense costs related to the derivative and class action lawsuits in the amount of $1,900.

    The Company also recorded a net charge of $4,600 against income, which consisted of upward adjustments to various of the Company's retrospective and other insurance programs based upon a change in estimate.

12. COMMITMENTS AND CONTINGENCIES:

    The Company leases substantially all of its retail stores under non-cancelable agreements generally for initial periods ranging from three to five years. The store leases generally contain renewal options for one or more periods of three to five years. Most leases require the payment of taxes, insurance, and maintenance costs by the Company. The Company leases certain transportation equipment under capital leases and, to a lesser extent, operating leases, under arrangements that expire over the next 5 years. At September 30, 2002, future minimum rental payments under non-cancelable capital and operating leases are as follows:

                                                                               CAPITAL LEASES        OPERATING LEASES
                                                                               --------------        ----------------
                 2003.....................................................      $    9,311            $    32,908
                 2004.....................................................           7,232                 28,032
                 2005.....................................................           1,085                 22,436
                 2006.....................................................             416                 15,415
                 Thereafter...............................................              36                 26,593
                                                                                ----------               --------
                 Total minimum payments required..........................          18,080                125,384
                 Amount representing interest obligations under capital
                    lease.................................................           1,185                      -
                                                                                ----------             ----------
                                                                                $   16,895             $  125,384
                                                                                ==========             ==========

    The capital lease agreements have a minimum lease term of one year and permit monthly renewal options and contain residual lease guarantees. The Company has retained the leased vehicles an average of 48 months which represents the period through which renewal of the leases have historically been probable as a result of continuously decreasing costs of operation.

    The Company's investment in transportation equipment under capital leases was as follows:

                                                                       2002         2001
                                                                     --------     --------
   Transportation Equipment......................................    $ 49,842     $ 52,990
   Less accumulated amortization.................................      32,947       26,942
                                                                     --------     --------
   Net transportation equipment under capital lease..............    $ 16,895     $ 26,048
                                                                     ========     ========


    Rent expense under operating leases for the years ended September 30, 2002, 2001, and 2000 was $33,970, $39,140, and $36,444, respectively.

    The Company, its firm of independent accountants, and certain of its current and former officers were served with a consolidated class action complaint filed in the U.S. District Court for the Western District of Pennsylvania. The complaint alleges that, among other things, as a result of accounting irregularities, the Company's fiscal 1998, 1999, and 2000 financial statements were materially false and misleading thus constituting violations of federal securities laws by the Company, by its firm of independent accountants and by certain officers. The action alleges that the defendants violated Sections 10(b) and/or Section 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. The action seeks damages in unspecified amounts. The action purports to be brought on behalf of purchasers of the Company's common stock during various periods, all of which fall between December 10, 1998, and October 27, 2000. Rent-Way filed a motion to dismiss the complaint, which was denied. Discovery regarding class certification issues has begun and is continuing.

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

    Pursuant to its bylaws, Rent-Way is obligated under certain circumstances to indemnify its officers and directors for the costs they incur as a result of the investigations and lawsuits and against claims within the lawsuits.

    While it is not feasible to predict or determine the final outcome of these or similar proceedings, or to estimate the amounts or potential range of loss with respect to these matters, management believes that an adverse outcome with respect to such proceedings could have a material adverse impact on the Company's financial position, results of operations or cash flows.

    The Company is subject to legal proceedings and claims in the ordinary course of its business that have not been finally adjudicated. Certain of these cases have resulted in initial claims totaling $17,463. However, all but $817 of such claims are, in the opinion of management, covered by insurance policies or indemnification agreements, or create only remote potential of any liability exposure to the Company, and therefore should not have a material effect on the financial position or results of operations of the Company. Additionally, threatened claims exist for which management is not yet able to reasonably estimate a potential loss. In management's opinion, none of these claims will have a material adverse effect on the Company's financial position, results of operations or cash flows.

    The Company is self-insured for certain losses related to workers' compensation, employee medical, vehicle and general liability.

    The Company has purchased stop-loss coverage in order to limit its exposure to any significant levels of claims. Self-insurance reserves are accrued based upon the Company's estimates of the aggregate liability for uninsured claims incurred using certain actuarial assumptions followed in the insurance industry and the Company's historical experience. The Company has obtained letters of credit of $6,050 to guarantee the payment of future claims.

    The Company has approximately $484 recorded as deposits held for customers.

    Also, see Note 14 for related party commitments.

13. INCOME TAXES:

    The Company's income tax expense (benefit) consists of the following components:

                                                                  FOR THE YEARS ENDED SEPTEMBER 30,
                                                                2002              2001              2000
                                                            ----------         ---------          ---------
             Current expense (benefit):
               Federal.............................         $       --         $      --          $    (297)
               State and local.....................                 --                --                 --
                                                            ----------         ---------          ---------
                                                                    --                --               (297)
             Deferred expense (benefit):
               Federal.............................             13,941                --                 78
               State and local.....................              2,542                --                 19
                                                            ----------         ---------          ---------
                                                                16,483                --                 97
                                                            ----------         ---------          ---------
             Income tax expense (benefit)..........         $   16,483         $      --          $    (200)
                                                            ==========         =========          =========

    A reconciliation of the income tax expense (benefit) compared with the amount at the U.S. statutory tax rate of 35% is shown below:

                                                                          FOR THE YEARS ENDED SEPTEMBER 30,
                                                                    2002               2001                2000
                                                              -------------         ----------           ----------
             Tax provision at U.S. statutory rate........     $     (5,283)        $ (22,927)           $  (9,884)
             State and local income taxes, net of federal
                benefit..................................           (1,653)           (4,213)              (1,607)
             Nondeductible goodwill and purchase contracts              --             1,337                1,355
             Deferred tax valuation allowance............           23,382            25,640                9,033
             Limitation on loss based on tax ownership of
                 LLC......................................              --                --                  425
             Other.......................................               37               163                  478
                                                              ------------         ---------            ---------
             Income tax expense (benefit)................     $     16,483         $      --            $    (200)
                                                              ============         =========            =========

    At September 30, 2002, and 2001, the components of the net deferred tax asset (liability) are as follows:

                                                                                   2002           2001
                                                                              -----------     ----------
                  Rental merchandise....................................      $   (20,723)     $ (25,502)
                  Property and equipment................................            6,245          4,918
                  Operating loss carryforwards..........................           65,345         50,334
                  Intangibles...........................................            4,728          4,628
                  Goodwill..............................................              729        (10,622)
                  Accrued expenses......................................            2,505          5,485
                  Other.................................................              437            438
                  Tax credits...........................................            1,192          1,143
                  Swap agreements.......................................            3,486          3,376
                  Deferred tax valuation allowance......................          (63,944)       (34,198)
                                                                              -----------     ----------
                  Net deferred tax asset (liability)....................      $        --     $       --
                                                                              ===========     ==========


    As of September 30, 2002, the Company has net operating loss carryforwards of approximately $166,695 for income tax purposes, expiring in years through fiscal 2022. Additionally, as of September 30, 2002, the Company has alternative minimum tax credits of approximately $1,027.

    At September 30, 2001, the valuation allowance was $34,198. At September 30, 2002, it was increased by $29,746, of which $320 is the tax benefit of the transitional swap amount recorded to equity. A portion of this increase was a result of a modification to the operating loss carryforwards based on actual filed tax returns. This amount represents the full net deferred tax asset. Approximately $3,497 of the operating loss carryforwards will result in a credit to shareholders' equity when it is determined they can be utilized.

14. RELATED PARTY TRANSACTIONS:

    During fiscal years ended September 30, 2002, 2001, and 2000, the Company leased one location from a company controlled by a principal shareholder. Rent paid during these years related to this lease was $49.

    During fiscal 2002, 2001 and 2000 the Company executed notes receivable aggregating $0, $159 and $902, respectively from directors of the Company resulting from the exercise of stock options. The notes are full recourse promissory notes bearing interest at 10% per annum. On November 1, 2000, the Company received a note receivable with a balance of $159 from a director of the Company related to a personal loan. The note is a full recourse promissory note and bears interest at 10% per annum. During fiscal 2000, $140 of the notes was repaid in cash and $488 was paid by the return of common stock of the Company related to option exercises. At September 30, 2002, 2001 and 2000, the Company held notes receivable which were due within one year and unpaid interest thereon of $282, $924 and $690, respectively and interest income was $41, $77 and $75, respectively for the years then ended. The notes are reflected as a reduction to shareholders' equity in the Company's Consolidated Balance Sheet.

    In fiscal 2000, the Company paid cash of $94 to a director of the Company for the repurchase of common stock shortly after the issuance of common stock through exercise of a stock option. Therefore, the Company recorded compensation expense of $49 related to this transaction.

The Company has entered into a consulting agreement with a director of the Company that provides for the payment of $100 per year for 10 years commencing October 1, 1999.

15. STOCK OPTIONS:

    In March 1999, the Board of Directors of the Company adopted, and the shareholders approved, the Rent-Way, Inc. 1999 Stock Option Plan (the "1999 Plan") which authorizes the issuance of up to 2,500,000 shares of common stock pursuant to stock options granted to officers, directors, key employees, consultants, and advisors of the Company. The option exercise price will be at least equal to the fair market value of the Company's common stock on the grant date. The 1999 Plan will expire in March 2009 unless terminated earlier by the Board of Directors. The authorized number of shares, the exercise price of outstanding options, and the number of shares under option are subject to appropriate adjustment for stock dividends, stock splits, reverse stock splits, recapitalizations, and similar transactions. The 1999 Plan is administered by the Stock Option Committee of the Board of Directors who select the optionees and determine the terms and provisions of each option grant within the parameters set forth in the 1999 Plan. As of September 30, 2001, 2,266,825 options at an exercise price ranging from $4.063 to $31.625 were granted under the 1999 Plan.

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

    On November 8, 1995, Alrenco approved a stock incentive plan (the "Alrenco Plan") under which 450,000 common shares were reserved. Under the Alrenco Plan, Alrenco was entitled to grant its employees incentive stock options or nonqualified stock options to purchase a specified number of shares of common stock at a price not less than fair market value on the date of grant and for a term not to exceed 10 years. In addition to the stock options, Alrenco was entitled to grant stock appreciation rights ("SAR"), restricted stock awards and options to directors. SARs and options to directors were required to be granted at a minimum of fair market value at the date of grant and restricted stock awards at a price to be determined by the Alrenco Board of Directors' compensation committee. Directors who were not involved in day-to-day management of Alrenco were initially entitled to a grant of 5,000 shares and, on each of their next five anniversaries, an automatic 1,000 share grant. On January 23, 1996, Alrenco granted 105,000 shares of restricted stock to two key employees, which vested at the earlier of a change in control or at the end of seven years. As a result of the merger with RTO, Inc. ("RTO"), these shares automatically vested on February 26, 1998. Compensation expense of $988 was recorded related to Alrenco Plan for the year ended September 30, 1999.

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

    On June 13, 2002, option holders of the Company (other than officers and directors) were issued new options in replacement of options previously cancelled pursuant to the Company's exchange offer. The new options were issuable on the date six months and one day after the date of cancellation. The exercise price of the new options is $11.67 per share, which was the closing price of the Company's common stock on the New York Stock Exchange on June 13. As of December 11, 2001 (the expiration date of the Company's offer), 1,109,580 options to acquire common stock were cancelled pursuant to the offer on June 13, 2002. 1,008,272 options were issued in replacement thereof.

    The following is a summary of activity of the Company's stock options during the years ended September 30, 2002, 2001 and 2000, and has been restated to include the activity of Home Choice's stock options based on an exchange ratio of 0.588:

                                                                              WEIGHTED  AVERAGE
                                STOCK OPTIONS                 SHARES           PRICE PER SHARE
                              -----------------               ------              ---------
                            September 30, 1999             3,155,209               $ 21.21
                                                           ---------
                              Granted..................    1,588,700               $ 18.45
                              Exercised................     (594,550)              $ 14.23
                              Cancelled................     (133,720)              $ 21.66
                                                           ---------
                            September 30, 2000             4,015,639               $ 21.07
                                                           ---------
                              Granted..................      617,565               $ 6.63
                              Exercised................       (6,214)              $ 20.24
                              Cancelled................     (459,382)              $ 20.06
                                                           ---------
                            September 30, 2001             4,167,608               $ 19.07
                                                           ---------
                              Granted..................    1,741,035               $ 10.13
                              Exercised................      (61,800)              $ 9.40
                              Cancelled................   (2,189,612)              $ 20.92
                                                           ---------
                            September 30, 2002             3,657,231               $ 13.98
                                                           =========


    At September 30, 2002, stock options representing 2,311,022 shares are exercisable at prices ranging from $4.06 to $32.00 per share and grant dates ranging from July 15, 1995, to June 13, 2002.

    For various price ranges, outstanding stock options at September 30, 2002 were as follows:


                                                      Shares of Outstanding     Shares of Exercisable
                     Range of Exercise Price                 Options                  Options
                     -----------------------             ---------------         ------------------
                         $ 4.06-$10.00                      1,337,700                 767,430
                          10.01- 15.00                      1,096,835                 548,696
                          15.01- 20.00                        325,610                 200,514
                          20.01- 25.00                        375,728                 349,566
                          25.01- 30.00                        513,858                 438,820
                          30.01- 32.00                          7,500                   5,996

   The Company accounts for stock based compensation issued to its employees and directors in accordance with APB No. 25 and has elected to adopt the "disclosure only" provisions of SFAS No. 123.

    For SFAS No. 123 purposes, the fair value of each option granted under the 1992 Plan, the 1995 Plan, and the 1999 Plan is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for options granted in fiscal 2002, 2001 and 2000: expected volatility ranging from 47.41% to 95.23%, risk-free interest rates between 3.40% and 6.81%, and an expected life of five years.

    If the Company had elected to recognize the compensation cost of its stock option plans based on the fair value of the awards under those plans in accordance with SFAS No. 123, net loss and loss per common share would have been increased to the pro-forma amounts below:


                                                                        FOR THE YEARS ENDED SEPTEMBER 30,
                                                                  2002                  2001               2000
                                                             -------------          ----------          ---------
             Net loss before cumulative effect of change
               in accounting principle and
               extraordinary item:
               As reported.............................     $      (31,577)           $ (63,625)          $ (28,041)
               Pro-forma...............................            (43,403)             (73,047)            (35,811)

             Net loss:
               As reported.............................     $      (76,472)           $ (63,625)          $ (28,041)
               Pro-forma...............................            (88,298)             (73,047)            (35,811)

             Diluted loss per common share:
             Net loss before cumulative effect of change
               in accounting principle and extraordinary item
               As reported.............................     $        (1.26)           $   (2.60)          $   (1.20)
                                                            ==============            =========             =======
               Pro-forma...............................     $        (1.73)           $   (2.98)          $   (1.54)
                                                            ==============            =========             =======

             Net loss
               As reported.............................     $        (3.06)           $   (2.60)          $   (1.20)
                                                            ==============            =========             =======
               Pro-forma...............................     $        (3.52)           $   (2.98)          $   (1.54)
                                                            ==============            =========             =======

16. SHAREHOLDERS' EQUITY:

    On April 18, 2002, the Company sold 1 million restricted common shares and warrants (valued according to the Black Scholes valuation method) to acquire 100,000 common shares to Calm Waters Partnership and two other investors (the "Investors") for $6,000. The warrants have an exercise price of $9.35 per share, subject to adjustment. In addition, the agreement calls for the Investors to purchase an additional 2,640,000 common shares for $16,500 and to receive a warrant to purchase 250,000 shares of common stock at an exercise price equal to the greater of 105% of the last reported sale price of common stock on the day preceding the second closing date or $1.50. The Investors' obligation to purchase the additional shares is subject to certain conditions including that a replacement of the Company's existing credit facility occur on or prior to December 31, 2002, conditions related to the Company's existing class action litigation and ongoing investigations, quarterly aggregate EBITDA, among others. The Company has also agreed to issue a warrant to purchase 333,000 shares of common stock to the Investors if the Company fails to achieve aggregate EBITDA of $80 million or more for the 12-month period commencing on April 1, 2002. The warrant exercise price per share is based upon the Company's EBITDA for such period.

    On April 28, 2000, the Company entered into a three-year agreement with Gateway Companies, Inc. ("Gateway") to be an authorized supplier of Gateway personal computers and related peripherals in the rental purchase industry. Gateway agreed not to enter into any similar arrangements with any of the Company's largest industry competitors, but had the option to cancel the exclusivity provisions of the agreement if the Company did not meet specified purchase volume requirements. Although the Company did not meet the purchase volume requirements under the agreement, Gateway has continued to abide by the exclusivity provisions of the agreement. As part of this transaction, Gateway invested $7,000 for 348,910 shares of the Company's common stock with a fair value of $9,038.

    In July 1995, in connection with the Company's acquisition of McKenzie Leasing Corporation and the issuance of its 10% Convertible Subordinated Notes due 2002, Rent-Way issued warrants to purchase 105,000 shares of common stock at $9.94 per share to Massachusetts Mutual Life Insurance Company and its affiliates. The warrants are exercisable at any time for a period of seven years from their issue dates and are subject to anti-dilution provisions providing for appropriate adjustment in the event of any reclassification, stock dividend, stock split, or similar transactions, and stock issuances below the warrant exercise price. On July 15, 2002, 114,000 shares were exercised.

    In accordance with ETIF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services," the Company has recorded an intangible asset in the amount of $2,038 for the value of the exclusivity agreement. The Company is amortizing this amount over a 36-month period.

17. EMPLOYEE BENEFIT PLANS:

    Effective January 1, 1994, Rent-Way established the Rent-Way, Inc. 401(k) Retirement Savings Plan (the "RentWay Plan"). Participation in the Plan is available to all Company employees who meet the necessary service criteria as defined in the Plan agreement. Company contributions to the Plan are based on a percentage of the employees' contributions, as determined by the Board of Directors, and amounted to $0, $344, and $1,025, in the form of the Company's common stock for the years ended September 30, 2002, 2001 and 2000, respectively. The Company contributed cash of $1,105, which includes $36 of forfeitures, and $823 for the years ended September 30, 2002 and 2001, respectively.

    As a result of the significant price drop in Rent-Way stock following disclosure of the accounting investigation, the Company made additional cash contributions of $255 and $366 to the Rent-Way Plan in order to restore a portion of the loss in value of Rent-Way stock held in participant accounts under the plan for the years ended September 30, 2002, and 2001, respectively. The Company also committed to make additional contributions in future years to the extent the Rent-Way stock price does not reach certain levels. The Company has also amended the plan to limit the amount of a participant's contribution that can be invested in Rent-Way common stock.

    At September 30, 2000, the Company had two other active 401(k) retirement savings plans: the America's Sales & Leasing 401(k) Plan (the "America's Plan"), and the RentaVision, Inc. 401(k) Plan (the "RentaVision Plan"). Each plan was available to all Company employees who met the necessary service criteria as defined in the plan agreements. Company contributions to the plans are based on a percentage of the employees' contributions. The Home Choice Plan was merged on January 1, 2000, and the America's Plan and RentaVision Plan were merged effective January 1, 2001, into the Rent-Way Inc., Plan.

18. LOSS PER SHARE:

    Basic loss per common share is computed using losses available to common shareholders divided by the weighted average number of common shares outstanding. Diluted loss per common share is computed using losses available to common shareholders and the weighted average number of shares outstanding adjusted for the potential impact of options and warrants where the effects are dilutive. Because operating results were at a loss for the years ended September 30, 2002, 2001 and 2000, basic and diluted loss per common share were the same.


    The following table discloses the reconciliation of numerators and denominators of the basic and diluted loss per share computation:


                                                                                      FOR THE YEARS ENDED SEPTEMBER 30,
                                                                                  2002                 2001              2000
                                                                              -------------       -------------      ------------
       COMPUTATION OF LOSS PER SHARE:
     Loss before cumulative effect of change in
         accounting principle and extraordinary item....................        $ (31,577)           $(63,625)          $(28,041)
     Cumulative effect of change in accounting principle................          (41,527)                 --                 --
     Extraordinary item.................................................           (3,368)                 --                 --
                                                                                 ---------           --------            -------
     Net loss...........................................................        $ (76,472)          $ (63,625)          $(28,041)
                                                                                 =========           ========            =======

   Weighted average common shares used in calculating basic loss per
         share..........................................................           25,021              24,501             23,314
   Add-incremental shares representing:
         shares issuable upon exercise of stock
         options, stock warrants and escrowed shares (1)................               --                   --                --
                                                                                ---------            ---------           -------
   Weighted average number of shares used in calculation of diluted loss
         per share (in 000's)...........................................           25,021               24,501            23,314
                                                                                 ========            =========           =======

   BASIC loss per share
     Loss before cumulative effect of change in accounting principle and
         extraordinary item.............................................        $  (1.26)           $    (2.60)         $  (1.20)
     Cumulative effect of change in accounting principle................           (1.66)                   --                --
     Extraordinary item.................................................            (.14)                   --                --
                                                                                --------             ---------           -------
     Net loss                                                                   $  (3.06)           $    (2.60)         $  (1.20)
                                                                                =========            =========           =======

   DILUTED loss per share
     Loss before cumulative effect of change in accounting principle and
   extraordinary item...................................................        $  (1.26)           $   (2.60)          $  (1.20)
     Cumulative effect of change in accounting principle................           (1.66)                  --                 --
     Extraordinary item.........................................                    (.14)                  --                 --
     Net loss...........................................................        $  (3.06)           $   (2.60)          $  (1.20)
                                                                                ========             ========            =======



(1) Including the effects of these items for the years ended 2002, 2001 and 2000 would be anti-dilutive. Therefore, 7,767; 3,863; and 3,800 of antidilutive common shares are excluded from consideration in the calculation of diluted loss per share for the years ended September 30, 2002, 2001 and 2000, respectively.

19. SEGMENT INFORMATION:

    Rent-Way is a national rental-purchase chain, which provides a variety of services to its customers including rental of household items and prepaid local telephone service. The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by product category. The Company's reportable segments are household rentals and prepaid telephone service. Its household rental segment rents name brand merchandise such as furniture, appliances, electronics and computers on either a weekly, biweekly, semimonthly or monthly basis. Its prepaid telephone service segment provides a local dial tone on a month-by-month basis.

    The financial results of the Company's segments follow the same accounting policies as described in "Summary of Significant Accounting Policies" (see Note
1).

                                                                Household Rental       Prepaid Telephone
              For the year ended September 30, 2002                  Segment            Service Segment         Total Segments
             --------------------------------------                  -------            ---------------         --------------
             Total revenues..................................        $588,689                  $37,740               $626,429
             Operating income (loss).........................          29,746                    2,104                 31,850
             Net income (loss)...............................         (78,818)                   2,346                (76,472)
             Total Assets....................................         506,221                    4,573                510,794
             For the year ended September 30, 2001
             -------------------------------------
             Total revenues..................................         619,879                   34,739                654,618
             Operating income (loss).........................         (13,977)                   3,740                (10,237)
             Net income (loss)...............................         (67,342)                   3,717                (63,625)
             Total Assets....................................         621,886                    6,291                628,177
             For the year ended September 30, 2000
             -------------------------------------
             Total revenues..................................         583,443                    9,243                592,686
             Operating income (loss).........................           4,535                   (3,939)                   596
             Net income (loss)...............................         (23,994)                  (4,047)                28,041
             Total Assets....................................         760,528                    4,074                764,602

20. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

Fiscal Year 2002

                                                                   For the Quarter Ended
                                                              September 30,        June 30,           March 31,       December 31,
                                                              --------------       --------        --------------     ------------
                                                                   2002              2002               2002             2001(1)
                                                                   ----              ----               ----             -------
Total revenues............................................     $ 148,808         $  159,515          $  164,002       $  154,104
Operating income (loss)...................................         6,374              9,335              13,636            2,505
Net income (loss) before cumulative effect of change in
      accounting principle and extraordinary item.........        (7,858)            (5,989)              1,597          (19,327)
Net income (loss).........................................        (7,858)            (5,989)              1,597          (64,222)
Income (loss) applicable to common shares.................        (7,858)            (5,989)              1,597          (64,222)
Basic:
  Earnings (Loss) before cumulative effect of change in
      accounting principle andextraordinary item.........      $    (.31)        $    (0.24)         $     0.07       $    (0.79)
  Net Loss................................................     $    (.31)        $    (0.24)         $     0.07       $    (2.62)
Diluted:
  Earnings (loss) before cumulative effect of change in
accounting principle and
extraordinary item........................................     $    (.31)        $    (0.24)         $     0.06       $    (0.79)
  Net loss................................................     $    (.31)        $    (0.24)         $     0.06       $    (2.62)
Weighted average shares outstanding
  Basic...................................................        25,671             25,364              24,530           24,512
  Diluted.................................................        25,671             25,364              24,633           24,512

(1) Restated for the write-down of goodwill in accordance with the transitional implementation guidance of SFAS 142 (see Footnote 4).



Fiscal Year 2001
                                                                               For the Quarter Ended
                                                September 30, 2001       June 30, 2001      March 31, 2001      December 31, 2000
                                                ------------------       -------------      --------------      -----------------
Total revenues............................         $     155,934            $   164,979       $   174,968          $  158,737
Operating income (loss)...................               (13,574)                 2,381            11,630             (10,674)
Net loss..................................               (25,152)                (8,697)           (4,025)            (25,751)
Loss applicable to common shares......                   (25,152)                (8,697)           (4,025)            (25,751)
Loss per common share:
  Basic loss per share....................         $       (1.03)           $     (0.35)           $(0.16)             $(1.05)
  Diluted loss per share..................         $       (1.03)           $     (0.35)           $(0.16)             $(1.05)
Weighted average shares outstanding
  Basic...................................                24,510                 24,510            24,509              24,475
  Diluted.................................                24,510                 24,510            24,509              24,475

21. SUBSEQUENT EVENTS:

    On December 13, 2002, the Company amended its credit facility (See Note 9). In consideration for the amendment to the credit facility, the Company will pay
17.5 basis points to approving lenders as an amendment fee. The amendment fee shall be payable the earlier of the receipt of proceeds from material asset sales or December 31, 2003.

    On December 18, 2002, the Company announced that it has committed to sell 295 stores to Rent-A-Center, Inc. for approximately $101.5 million. The purchase price is subject to adjustment for store performance prior to closing. Closing of the transaction is subject to obtaining necessary clearances under the Hart-Scott-Rodino Act and other customary conditions. As required under the Company's credit agreement, all proceeds of the sale, net of transaction costs, store closing and similar expenses, will be used to pay existing bank debt. The assets being sold include rental merchandise, having a net book value of approximately $56.0 million as of November 26, 2002, vehicles under capital leases and certain fixed assets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None.

                                 RENT-WAY, INC.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    Information in response to this Part III is incorporated herein by reference to the Company's definitive proxy statement for the 2002 Annual Meeting of Shareholders. The Company intends to file the definitive Proxy Statement not later than 120 days after September 30, 2002.

ITEM 11.  EXECUTIVE COMPENSATION

    Information in response to this Part III is incorporated herein by reference to the Company's definitive proxy statement for the 2002 Annual Meeting of Shareholders. The Company intends to file the definitive Proxy Statement not later than 120 days after September 30, 2002.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information in response to this Part III is incorporated herein by reference to the Company's definitive proxy statement for the 2002 Annual Meeting of Shareholders. The Company intends to file the definitive Proxy Statement not later than 120 days after September 30, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information in response to this Part III is incorporated herein by reference to the Company's definitive proxy statement for the 2002 Annual Meeting of Shareholders. The Company intends to file the definitive Proxy Statement not later 120 days after September 30, 2002.

ITEM 14.  CONTROLS AND PROCEDURES

    Within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

    There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

                                            RENT-WAY, INC.


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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


                Registrant: RENT-WAY, INC.


   By:/s/ William E. Morgenstern         By:/s/ William A. McDonnell
     ---------------------------------     ------------------------------------
          William E. Morgenstern                William A. McDonnell
        Chairman of the Board and                Vice President and
         Chief Executive Officer              Chief Financial Officer
      (Principal Executive Officer)         (Principal Financial Officer)


   Date: December 27, 2002               Date: December 27, 2002

   By:/s/ John A. Lombardi
     ---------------------------------
          John A. Lombardi
  Vice President, Corporate Controller
        and Chief Accounting Officer
       (Principal Accounting Officer)

  Date:  December 27, 2002

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                          TITLE              DATE


         /s/Gerald A. Ryan                      Director      December 27, 2002
----------------------------------------------
            Gerald A. Ryan

     /s/William E. Morgenstern                  Director      December 27, 2002
----------------------------------------------
        William E. Morgenstern

         /s/John W. Higbee                      Director      December 27, 2002
----------------------------------------------
            John W. Higbee

         /s/Robert Fagenson                     Director      December 27, 2002
----------------------------------------------
            Robert Fagenson

          /s/Marc W. Joseffer                   Director      December 27, 2002
----------------------------------------------
            Marc W. Joseffer

          /s/William Lerner                     Director      December 27, 2002
----------------------------------------------
             William Lerner

        /s/Jacqueline E. Woods                  Director      December 27, 2002
----------------------------------------------
           Jacqueline E. Woods

                                  CERTIFICATION


I, William E. Morgenstern, certify that:

1.    I have reviewed this annual report on Form 10-K of Rent-Way, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchanged Act Rules 13a-14 and 15d-14) for the registrant and have:

       a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  December 27,2002


                             Signature: /s/ William E. Morgenstern
                                        ----------------------------
                                            William E. Morgenstern
                                           Chairman of the Board and
                                            Chief Executive Officer

                                  CERTIFICATION


I, William A. McDonnell, certify that:

1.     I have reviewed this annual report on Form 10-K of Rent-Way, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchanged Act Rules 13a-14 and 15d-14) for the registrant and have:

       a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b.any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  December 27,2002
                             Signature: /s/ William A. McDonnell
                                        ----------------------------
                                            William A. McDonnell
                                             Vice President and
                                           Chief Financial Officer

                                  EXHIBIT INDEX

              EXHIBIT NO.                DESCRIPTION
           ---------------   ---------------------------------------------------
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

                  2.8(8) Stock Purchase Agreement by and among the Company, Champion Rentals, Inc., Bill C. Ogle, Sr. and others, dated as of January 30, 1998.

                  2.9(9) Agreement and Plan of Merger dated September 1, 1998 between the Company and Home Choice Holdings, Inc.

                   2.10(11) Stock Purchase Agreement between the Company, RentaVision, Inc. and Robert Natoli dated September 15, 1999.

                   2.11* Asset Purchase Agreement between the Company, Rent-way of Michigan, Inc., and Rent-Way of TTIG, L.P., and Rent-A-Center, Inc., dated December 17, 2002.

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

                 10.1(1)     Company's Stock Option Plan of 1992.

                 10.2(3)     Company's 1995 Stock Option Plan.

                 10.3(1)     Form of Non-Plan Stock Option Agreement.

                 10.4(13)    Company's 1999 Stock Option Plan.

                 10.5(15) Employment Agreement between William E. Morgenstern and the Company, dated October 1, 2001.

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

               10.22(14)     Amendment No. 2 to Credit Agreement dated as of
                             December 6, 1999.

               10.23(14)     Amendment No. 3 to Credit Agreement dated as of
                             December 7, 1999.

               10.24(14)     Amendment No. 4 to Credit Agreement dated as of
                             June 28,2000.

               10.25(14)     Amendment No. 5 to Credit Agreement dated as of
                             November 16, 2000.

               10.26(15)     Amendment No. 6 to Credit Agreement dated as of
                             October 5, 2001.

               10.27(14)     Purchasing Agreement between Gateway Companies,
                             Inc. and the Company dated April 28, 2000

               10.28(14)     Common Stock Purchase Agreement made as of May 1,
                             2000, between Gateway Companies, Inc. and the
                             Company

               10.29(14)     Employment Agreement between William McDonnell and
                             the Company dated February 1, 2000

               10.30(14)     Separation Agreement between Jeffrey A. Conway and
                             the Company dated as of December 28, 2000.

               10.31(16)     Amendment No. 7 to Credit Agreement dated as of
                             June 24, 2002.

               10.32(17)     Common Stock and Warrant Purchase Agreement among
                             Rent-Way and Calm Waters Partnership, Walter H.
                             Morris and Charles A. Paquelet (with form of
                             Warrant attached).

               10.33(17)     Registration Rights Agreement between Rent-Way and
                             Calm Waters Partnership, Walter H. Morris and
                             Charles A. Paquelet.

                10.34* Amendment No. 8 to Credit Agreement dated as of December 13, 2002.

                21(15)       Subsidiaries of the Company

                   23*       Consent of PricewaterhouseCoopers LLP.

                 99.1 * Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
----------
* Filed herewith

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

(13) Previously filed, as of February 12, 1999, as Exhibit A to the Company's Proxy Statement on Schedule 14A

(14) Previously filed as of July 2, 2001, as an exhibit to the Company's Annual Report on Form 10-K.

 (15) Previously filed as of December 28, 2001, as an exhibit to the Company's Annual Report on Form 10-K.

(16) Previously filed, as of August 9, 2002, as an exhibit to the Company's Quarterly Report on Form 10-Q.

(17) Previously filed as of May 14, 2002, as an exhibit to the Company's Quarterly Report on Form 10-Q.

(b) Reports on Form 8-K:

    The Company filed the following reports on Form 8-K during quarter ended September 30, 2002:

(1) On September 27, 2002, the Company filed a Current Report on Form 8-K, which reported the issuance of a press release announcing that it had retained Salomon Smith Barney as a financial advisor to assist the Company in developing and evaluating plans to refinance its outstanding bank debt.
(2) On August 13, 2002, the Company filed a Current Report on Form 8-K, which reported the issuance of a press release summarizing a conference call it held on August 7, 2002, in connection with the release of its financial results for the third quarter ended June 30, 2002.
(3) On August 9, 2002, the Company filed a Current Report on Form 8-K, which reported the issuance of a press release regarding financial results for its fiscal quarter ended June 30, 2002.
(4) On July 18, 2002, the Company filed a Current Report on Form 8-K, which reported the issuance of a press release announcing it will host a conference call in connection with the release of financial results for its third quarter ended June 30, 2002.
(5) On July 9, 2002, the Company filed a Current Report on Form 8-K, which reported the issuance of a press release announcing it will record a one-time charge of approximately $3 million to its reported net income for the quarter ended June 30, 2002.