Form 10-Q
period 2002-12-31
RENT WAY INC
filed 2003-02-14
CIK 893046

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                 --------------

                         Commission File Number 0-22026

                                 RENT-WAY, INC.
             (Exact name of registrant as specified in its charter)
                                 --------------


                   PENNSYLVANIA                          25-1407782
                   ------------                          ----------
         (State or other jurisdiction of              (I.R.S. Employer
                  incorporation)                    Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class              Outstanding as of February 11, 2003
       ----------------------------   -----------------------------------
               Common Stock                       25,685,538

                                 RENT-WAY, INC.

                                                                                                            PAGE
PART I    FINANCIAL INFORMATION

          Item 1.   Financial Statements:

                    Condensed Consolidated Balance Sheets as of December 31, 2002 (unaudited) and
                         September 30, 2002.........................................................        3

                    Condensed Consolidated Statements of Operations, three months ended December
                         31, 2002 and 2001 (unaudited)..............................................        4

                    Condensed Consolidated Statements of Cash Flows, three months ended December
                         31, 2002 and 2001 (unaudited)..............................................        5

                    Notes to Condensed Consolidated Financial Statements (unaudited)................        6

          Item 2.   Management's Discussion and Analysis

                         of Financial Condition and Results of Operations...........................       16

          Item 3.   Quantitative and Qualitative Disclosures About Market Risk......................       21

PART II   OTHER INFORMATION

          Item 4.   Controls and Procedures.........................................................       23

          Item 6.   Exhibits and Reports on Form 8-K................................................       23

          Signatures...............................................................................        24
          Certifications...........................................................................        25

                                 RENT-WAY, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                           (All amounts in thousands)

                                                             DECEMBER 31,      SEPTEMBER 30,
                                                                 2002              2002
                                                           ---------------     -------------
                                                             (unaudited)
ASSETS

Cash and cash equivalents.............................         $   6,017         $   7,295
Prepaid expenses......................................             9,895            10,361
Income tax receivable.................................             4,407             4,191
Rental merchandise, net...............................           179,140           147,608
Rental merchandise deposits and credits due from vendors             919               995
Property and equipment, net...........................            46,090            49,190
Goodwill..............................................           188,499           188,499
Deferred financing costs, net.........................             1,956             1,870
Intangible assets, net................................             1,385             1,700
Other assets..........................................             4,566             4,176
Assets held for sale (Note 3).........................           100,686            94,909
                                                               ---------         ---------
        Total assets..................................         $ 543,560         $ 510,794
                                                               =========         =========


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable......................................         $  45,091         $  17,643
Liabilities held for sale (Note 3)....................             2,461             3,286
Other liabilities.....................................            78,074            76,061
Deferred tax liability................................             1,650                 -
Debt..................................................           285,037           277,207
                                                               ---------         ---------
        Total liabilities.............................           412,313           374,197

Contingencies (See Note 11)...........................                --                --

SHAREHOLDERS' EQUITY:

Preferred stock, without par value; 1,000,000 shares
authorized;
     no shares issued and outstanding.................                --                --
Common stock, without par value; 50,000,000 shares
     authorized; 25,685,538 and 24,516,478 shares issued
and

     outstanding, respectively........................           302,218           302,218
Common stock warrants; 100,000 outstanding............               644               644
Loans to shareholders.................................               (34)             (282)
Accumulated other comprehensive income................               551               787
Accumulated deficit...................................          (172,132)         (166,770)
                                                               ---------         ---------
        Total shareholders' equity....................           131,247           136,597
                                                               ---------         ---------
        Total liabilities and shareholders' equity....         $ 543,560         $ 510,794
                                                               =========         =========


   The accompanying notes are an integral part of these financial statements.

                                 RENT-WAY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (All amounts in thousands, except per share data)
                                   (Unaudited)



                                                              Three Months Ended
                                                                 December 31,
                                                    --------------------------------------
                                                          2002                  2001
                                                    ----------------      ----------------
REVENUES:
Rental revenue..................................           $ 96,787              $ 96,840
Prepaid phone service revenue...................              9,261                 9,203
Other revenues..................................             13,790                14,560
                                                           --------              --------
       Total revenues...........................            119,838               120,603

COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
    Rental merchandise..........................             28,693                33,874
    Property and equipment......................              5,656                 6,398
    Amortization of intangibles.................                478                   615
Cost of prepaid phone service...................              5,727                 5,482
Salaries and wages..............................             33,745                30,486
Advertising, net................................              8,760                10,320
Occupancy.......................................              7,660                 8,033
Other operating expenses........................             24,625                24,089
                                                           --------              --------
        Total costs and operating expenses......            115,344               119,297
                                                           --------              --------
        Operating income........................              4,494                 1,306

OTHER INCOME (EXPENSE):
Interest expense................................            (11,168)              (16,569)
Interest income.................................                 11                   213
Other income....................................              1,487                 1,778
                                                           --------              --------
       Loss before income taxes.................             (5,176)              (13,272)
Income tax expense..............................              1,430                10,622
                                                           --------              --------

Loss before cumulative effect of change in
accounting principle and discontinued operations             (6,606)              (23,894)
Cumulative effect of change in accounting
   principle....................................                 --               (41,527)
Income from discontinued operations.............              1,245                 1,199
                                                           --------              --------
       Net loss ................................           $ (5,361)             $(64,222)
                                                           ========              ========

LOSS PER COMMON SHARE (NOTE 5):
Basic loss per common share:
     Loss before cumulative effect of change in
        accounting principle and discontinued
        operations..............................          $   (0.26)            $   (0.97)
                                                           ========              ========
     Net loss...................................          $   (0.21)            $   (2.62)
                                                           ========              ========

Diluted loss per common share:
     Loss before cumulative effect of change in
        accounting principle and discontinued
        operations..............................          $   (0.26)            $   (0.97)
                                                           ========              ========
     Net loss...................................          $   (0.21)            $   (2.62)
                                                           ========              ========

Weighted average common shares outstanding:

     Basic......................................             25,686                24,512
                                                           ========              ========
     Diluted....................................             25,686                24,512
                                                           ========              ========


   The accompanying notes are an integral part of these financial statements.

                                 RENT-WAY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (All amounts in thousands)
                                   (Unaudited)


                                                                   Three Months Ended
                                                                       December 31,
                                                               ---------------------------
                                                                  2002              2001
                                                               ---------         ---------
OPERATING ACTIVITIES:
Net loss                                                       $  (5,361)        $ (64,222)
Income from discontinued operations                                1,245             1,199
                                                               ---------         ---------
Loss from continuing operations                                   (6,606)          (65,421)
Adjustments to reconcile net loss to net cash (used in)
operating activities:
    Depreciation and amortization                                 34,988            40,887
    Deferred income taxes                                          1,430            (6,786)
    Write-off of deferred financing costs                             --             3,810
    Goodwill impairment                                               --            58,935
    Write-off of property and equipment                              102               537
    Gain on sale of assets                                          (195)             (544)
Changes in assets and liabilities:
    Prepaid expenses                                                 466             5,058
    Rental merchandise                                           (53,900)          (64,300)
    Rental merchandise deposits and credits due from
       vendors                                                        75               558
    Income tax receivable                                              4               986
    Other assets                                                    (392)            1,624
    Accounts payable                                               3,875              (521)
    Other liabilities                                              2,056           (11,901)
                                                               ---------         ---------
       Net cash used in continuing operations                    (18,097)          (37,078)
         Net cash provided by (used in) discontinued
            operations                                              (133)            1,199
                                                               ---------         ---------
         Net cash used in operating activities                   (18,230)          (35,879)
                                                               ---------         ---------
INVESTING ACTIVITIES:
    Purchase of businesses, net of cash acquired                    (259)             (885)
    Purchases of property and equipment                           (1,991)           (3,316)
    Proceeds from sale of stores and other assets                    303               867
                                                               ---------         ---------
       Net cash used in investing activities                      (1,947)           (3,334)
                                                               ---------         ---------
FINANCING ACTIVITIES:
    Proceeds from borrowings                                     174,000           205,000
    Payments on borrowings                                      (168,858)         (176,272)
    Book overdraft                                                13,509            10,120
    Deferred financing costs                                          --            (2,643)
    Proceeds from common stock and warrant issuance                   --                26
    Interest on shareholder loans                                     (3)             --
    Payment of loans by directors                                    251               351
    Interest on loans to directors                                    --               (18)
                                                               ---------         ---------
       Net cash provided by financing activities                  18,899            36,564
                                                               ---------         ---------
         Decrease in cash                                         (1,278)           (2,649)
                                                               ---------         ---------

Cash and cash equivalents at beginning of period                   7,295            10,515
                                                               ---------         ---------

Cash and cash equivalents at end of period                     $   6,017         $   7,866
                                                               =========         =========


   The accompanying notes are an integral part of these financial statements.

                                 RENT-WAY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (All amounts in thousands, except per share data)
                                   (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION. Rent-Way, Inc., (the "Company" or "Rent-Way") is a corporation organized under the laws of the Commonwealth of Pennsylvania. The Company operates a chain of rental-purchase stores that rent durable household products such as home entertainment equipment, furniture, computers, major appliances and jewelry to consumers on a weekly or monthly basis. Commencing January 1, 2000, the Company also provides prepaid local phone service to consumers on a monthly basis through its majority-owned subsidiary, dPi Teleconnect, LLC ("DPI"). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments which, except as discussed herein, consist of normal recurring adjustments and are necessary for a fair statement of the financial position, results of operations and cash flows of the Company have been made. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The condensed consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All significant inter-company transactions and balances have been eliminated.

These financial statements and the notes thereto should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

DISCONTINUED OPERATIONS. On December 17, 2002, the Company entered into a definitive purchase agreement to sell 295 stores to Rent-A-Center. Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of this component have been segregated from those of continuing operations and are presented in the Company's financial statements as discontinued operations (see Note 3).

RECLASSIFICATIONS. Certain amounts in the September 30, 2002, Consolidated Balance Sheet, Condensed Consolidated Statement of Operations for the three-months ended December 31, 2001, and Condensed Consolidated Statement of Cash Flows for the three months ended December 31, 2001, were reclassified to conform to the December 31, 2002, presentation.

2. LIQUIDITY:

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current credit facility expires December 31, 2003. The Company is in discussions with its lenders to restructure or replace the credit facility. There can be no assurance that the Company will be successful in amending or replacing the facility. The Company's ability to operate as a going concern is largely dependent on its ability to successfully negotiate with its bank lenders an amendment or restructuring of the Company's existing credit facility.

3. DISCONTINUED OPERATIONS:

On December 17, 2002, the Company entered into a definitive purchase agreement to sell 295 stores to Rent-A-Center, Inc. for approximately $101,500. These stores are all included in the household rental segment. The transaction closed on February 8, 2003. The final purchase price for the stores will be approximately $100,400. As required under the Company's credit agreement, all proceeds of the sale, net of transaction costs, store closing and similar expenses, will be used to pay existing bank debt. Of the approximate $100,400 purchase price, $10,000 is being held back by Rent-A-Center to secure the Company's indemnification obligations, $5,000 for 90 days following closing and $5,000 for 18 months following closing. Also, there is a $24,500 escrow held by National City Bank for 180 days to fund transaction expenses. The assets being sold include rental merchandise, vehicles under capital leases and certain fixed assets. Vehicle lease obligations will be paid by the Company out of the proceeds from the sale. The Company will record receivables for these based upon its ability to fully satisfy the indemnification obligations of the agreement. Subsequent to the completion of the sale, the Company will operate 766 stores in 33 states.

This asset group is distinguishable as a component of the Company and classified as held for sale in accordance with Statement of

                                 RENT-WAY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (All amounts in thousands, except per share data)
                                   (Unaudited)

3. DISCONTINUED OPERATIONS, continued:

Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment on Disposal of Long-Lived Assets." Direct costs to transact the sale are comprised of, but not limited to, broker commissions, legal and title transfer fees and closing costs, and will reduce any gain on sale.

In connection with the sale of the stores, the Company has and will continue to incur additional direct costs related to the sale and exit costs related to these discontinued operations. Costs associated with an exit activity include, but are not limited to termination benefits, costs to terminate a contract that is not a capital lease and costs to consolidate facilities or relocate employees, in accordance with Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." There will be a transition period as defined in the asset purchase agreement comprised of a period of thirty days from the date immediately following the closing date. During this transition period, the Company will be liable for certain exit costs attributable to the operation and transition of the purchased stores, including, but not limited to, rent, utilities, costs applicable to office equipment, costs associated with vehicles, employee payroll, health and other employee benefits, workers compensation claims, health care claims and all other costs related to transition personnel. The Company will accrue for employee separation costs as costs are incurred. These costs will be included in the results of discontinued operations in accordance with SFAS 146.

Related operating results have been reported as discontinued operations in accordance with SFAS 144. The Company has reclassified the results of operations of the component to be disposed for the prior period in accordance with provisions of SFAS 144. There have been no corporate expenses (including advertising expense) included in expenses from discontinued operations. Revenues and net income from the discontinued operations were as follows:

                                                        Three Months Ended       Three Months Ended
                                                           December 31,2002        December 31,2001
                                                      ----------------------   --------------------
Revenues                                                     $  31,290               $   33,501
Expenses from discontinued operations (including               (28,679)                 (32,302)
exit costs)
Rental merchandise fair value adjustment                        (1,366)                      --
Income tax benefit                                                  --                       --
                                                             ----------              -----------
Net income from discontinued operations                      $   1,245               $    1,199
                                                             =========               ==========

Assets and liabilities of the stores held for sale included in the Condensed Consolidated Balance Sheet are as follows:

                                       December 31,   September 30,
                                          2002            2002
                                        --------        --------
Assets:
    Rental Merchandise, net(1)          $ 54,792        $ 48,456
    Goodwill                              41,291          41,291
    Property and equipment, net            4,456           5,126
    Costs of sale                            110              --
    Utility Deposits                          37              36
                                        --------        --------
                                        $100,686        $ 94,909
                                        ========        ========
Liabilities:
    Vehicle lease obligation            $  2,363        $  3,181
    Customer deposits                         98             105
                                        --------        --------
                                        $  2,461        $  3,286
                                        ========        ========

(1) Rental merchandise and property and equipment classified as held for sale are long-lived assets and have not been depreciated while classified as held for sale in accordance with SFAS 144. Held for sale assets are carried at the lower of carrying amount or fair value. The Company recorded a write-down for rental merchandise to fair value of $1.4 million, which is reported in Income from Discontinued Operations in the Condensed Consolidated Statement of Operations for the three months ended December 31, 2002.

                                 RENT-WAY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (All amounts in thousands, except per share data)
                                   (Unaudited)

3. DISCONTINUED OPERATIONS, continued:

Property and equipment held for sale was comprised of the following:

                                  December 31,   September 30,
                                     2002            2002
                                   -------         -------
Leasehold improvements             $ 3,290         $ 3,274
Computer equipment                     592             596
Furniture and fixtures                 819             818
Vehicles                             5,500           5,500
Accumulated depreciation            (5,745)         (5,062)
                                   -------         -------
Property and equipment, net        $ 4,456         $ 5,126
                                   =======         =======

4. BUSINESS RATIONALIZATION:

The Company periodically closes under-performing stores and takes other actions to maximize its overall profitability. In connection with the closing of stores and taking other actions, it incurs employee severance, fixed asset write offs, lease termination costs and other direct exit costs related to these activities. The Company recorded employee severance costs of $127 in the three months ended December 31, 2002. The net amount of these costs were as follows:

                                                     Fixed           Lease
                                                     Asset        Termination
                                                  Write Offs         Costs          Total
                                                  ----------       --------        --------
Balance at September 30, 2001................      $     --        $  5,084        $  5,084
Fiscal 2002 Provision .......................           373             458             831
Amount utilized in fiscal 2002...............          (373)         (3,407)         (3,780)
                                                   --------        --------        --------
Balance at September 30, 2002................      $     --           2,135        $  2,135
                                                   ---------       --------        --------
Fiscal 2003 Provision (Q1)...................            10              92             102
Amount utilized in Fiscal 2003, (Q1).........           (10)           (392)           (402)
                                                   ---------       --------        --------
Balance at December 31, 2002.................      $     --        $  1,835        $  1,835
                                                   =========       ========        ========

Lease termination costs will be paid according to the contract terms.

5. LOSS PER COMMON SHARE:

Basic loss per common share is computed using loss available to common shareholders divided by the weighted average number of common shares outstanding. Diluted loss per common share is computed using loss available to common shareholders and the weighted average number of shares outstanding adjusted for the potential impact of options and warrants where the effects are dilutive. Because operating results were a loss for the three-month period ended December 31, 2002, and 2001, basic and diluted loss per common share were the same.

                                 RENT-WAY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (All amounts in thousands, except per share data)
                                   (Unaudited)

5. LOSS PER COMMON SHARE, continued:

The following table reconciles the basic and diluted loss per common share computation:

                                                                               Three Months Ended
                                                                                   December 31,
                                                                                   (unaudited)
                                                                              2002             2001
                                                                            --------         --------
COMPUTATION OF LOSS PER SHARE:
   Loss before cumulative effect of change in accounting principle and
      discontinued operations..........................................     $ (6,606)        $(23,894)
   Cumulative effect of change in accounting principle.................           --          (41,527)

   Discontinued operations.............................................        1,245            1,199
                                                                            --------         --------
   Net loss............................................................     $ (5,361)        $(64,222)
                                                                            ========         ========
   Weighted average common shares used in calculating basic loss
      per share........................................................       25,686           24,512
   Add incremental shares representing:
   Shares issuable upon exercise of stock options, warrants and
      escrowed shares (1)..............................................           --               --
                                                                            --------         --------
   Weighted average number of shares used in calculation of
      diluted loss per share (in 000's)................................       25,686           24,512
                                                                            ========         ========
   BASIC loss per share
   Loss before cumulative effect of change in accounting
      principle and discontinued operations............................     $  (0.26)        $  (0.97)
   Cumulative effect of change in accounting principle ................           --            (1.69)
   Discontinued operations.............................................         0.05             0.04
                                                                            --------         --------
   Net loss............................................................     $  (0.21)        $  (2.62)
                                                                            ========         ========
   DILUTED loss per share
   Loss before cumulative effect of change in accounting
      principle and discontinued operations............................     $  (0.26)        $  (0.97)
   Cumulative effect of change in accounting principle ................           --            (1.69)
   Discontinued operations.............................................         0.05             0.04
                                                                            --------         --------
   Net loss............................................................     $  (0.21)        $  (2.62)
                                                                            ========         ========


(1) Including the effects of these items for the periods ended 2002 and 2001 would be antidilutive. Therefore, 7,854 and 2,264 of antidilutive common shares are excluded from consideration in the calculation of diluted loss per share for the three-months ended December 31, 2002, and December 31, 2001, respectively.

6. GOODWILL -- ADOPTION OF STATEMENT 142:

Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, ceases upon adoption. Thus, no amortization for such goodwill and indefinite lived intangibles was recognized in the accompanying Condensed Consolidated Statements of Operations for the three-months ended December 31, 2002 and 2001. On an annual basis and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and a write down may be necessary.

In accordance with the provisions of SFAS 142, during fiscal 2002 the Company performed, with the assistance of an independent valuation firm, the impairment test of the carrying value of goodwill. This assessment resulted in an impairment write-down of $58,900, recorded in "Cumulative Effect of Change in Accounting Principle" in the amount of $41,500 (net of $17,400 in income taxes). In accordance with the transitional implementation guidance of SFAS 142, the write down was recorded retroactive to the Company's first quarter results of operations.

The Rent-A-Center transaction (see Note 3) is an event that triggers an impairment assessment under the provisions of SFAS 142. The Company performed an impairment test of the carrying value of goodwill remaining after allocation of the fair value of goodwill to the assets held for sale as set forth in the Rent-A-Center purchase agreement as of December 17, 2002, the date of the agreement. There is no impairment of goodwill as a result of this assessment.

                                 RENT-WAY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (All amounts in thousands, except per share data)
                                   (Unaudited)

6. GOODWILL -- ADOPTION OF STATEMENT 142, continued:

The following table shows the net carrying value of goodwill as of December 31, 2002, and September 30, 2002, for the Company's segments:


                                                       Prepaid
                                     Household        Telephone         Total
                                   Rental Segment   Service Segment    Segments
                                   --------------   ---------------    --------
Goodwill                              $ 181,905       $   6,594         $188,499
Goodwill, assets held for sale           41,291              --           41,291
                                      ---------       ----------        --------
                                      $ 223,196       $   6,594         $229,790
                                      =========       =========         ========

The following table reflects the components of amortizable intangible assets at December 31, 2002:

                                                                                    Net
                                         Purchase            Cumulative          Carrying
                                          Amount            Amortization          Amount
                                       ------------         -------------      ------------
Amortizable intangible assets:
    Non-compete agreements             $      2,630         $     (1,823)      $        807
    Customer contracts                        1,164                 (814)               350
    Exclusivity agreement                     2,050               (1,822)               228
                                       ------------         ------------       ------------
                                       $      5,844         $     (4,459)      $      1,385
                                       ============         ============       ============

There were no changes to the amortization methods and lives of the amortizable intangible assets.

7. DEBT:

Debt consists of the following:

                                       December        September
                                       31, 2002        30, 2002
                                       ---------       ---------
Senior credit facility..........       $ 284,954       $ 277,121
Notes Payable...................              83              86
                                       ---------       ---------
                                       $ 285,037       $ 277,207
                                       =========       =========

The Company's credit facility dated September 23, 1999, as amended November 17, 1999; December 6, 1999; December 7, 1999; June 28, 2000; October 5, 2001 and
June 24, 2002 is co-led by National City Bank of Pennsylvania, acting as administrative agent, Bank of America, N.A., acting as documentation agent, and Bank of Montreal and Harris Trust and Savings Bank, acting as syndication agents, provided for loans of $284,954 (revolving notes of $36,098 and Terms Loans A $82,981, and Term Loans B $165,875). The credit facility is secured by substantially all of the Company's assets.

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

The principal amount of the Term Notes A under the credit facility is payable in quarterly payments due on the last day of each

                                 RENT-WAY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (All amounts in thousands, except per share data)
                                   (Unaudited)

7. DEBT, continued:

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

The credit facility requires the Company to meet certain financial covenants and ratios including maximum leverage, minimum interest coverage, minimum net worth, fixed charge coverage, and rental merchandise usage ratios. In addition, the Company must meet requirements regarding monthly, quarterly, and annual financial reporting. The credit facility also contains non-financial covenants, which restrict actions of the Company with respect to the payment of dividends, acquisitions, mergers, disposition of assets or subsidiaries, issuance of capital stock, and capital expenditures. The Company may at any time repay outstanding borrowings, in whole or part, without premium or penalty, except with respect to restrictions identified with the selection of the euro rate option. As of December 31, 2002, the Company was in compliance with all covenants contained in the credit facility.

In the event that the leverage ratio as measured at June 30, 2003, for the four fiscal quarters then ended, is equal to or greater than 2.25 to 1.00, the Company will issue to the lenders warrants (the "Lender Warrants") for the purchase of the Company's common stock and will deliver the Registration Rights Agreement in the form provided for in the Lender Warrants. The shares of common stock that will be obtained by the lenders upon the exercise of the Lender Warrants shall equal 15% of the total outstanding voting power of all the outstanding shares of the Company immediately prior to the exercise of the Lender Warrants. The Lender Warrants shall be allocated to the lenders based upon each lender's ratable share. The Company shall at all times maintain a sufficient number of authorized shares of its common stock to permit the exercise by the lenders of the conversion of the Lender Warrants into shares of the Company's common stock. The Company will be required to issue the Lender Warrants based on the current leverage ratio.

As a result of the amendment of the credit facility that occurred on October 5, 2001, the Company wrote off a portion of the bank fees associated with previous amendments to the credit facility. The amount of deferred finance costs was $4,089 of which $3,368 related to the term loans and was recorded originally as an extraordinary item and $442 relating to the revolving notes and was recorded in interest expense on the Company's Consolidated Statement of Operations for the year ended September 30, 2002.

Effective October 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." The Company reclassified the write-off of $3,368 deferred finance costs originally recorded as an extraordinary item to interest expense in the three months ended December 31, 2001.

As of December 31, 2002, the Company's credit facility debt under both the euro-rate option and the base-rate options plans were as follows:

BORROWING OPTION PLAN                      AMOUNT              RATE
---------------------                      ------              ----
Euro-rate tranche.................        $  82,980          6.90000%
Euro-rate tranche.................          165,875          7.40000%
Euro-rate tranche.................           10,000          7.27000%
Euro-rate tranche.................            5,000          7.32652%
Euro-rate tranche.................           10,000          6.92000%
Base-rate tranche.................           11,099          8.75000%
                                          ---------
                               Total      $ 284,954
                                          =========

The rates listed in the above table do not include payment-in-kind interest, which is interest accrued but not paid currently. As of December 31, 2002, payment-in-kind interest is accruing at 450 basis points on the Term Loans A and revolving notes and 500 basis points on the Term Loans B.

                                 RENT-WAY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (All amounts in thousands, except per share data)
                                   (Unaudited)

7. DEBT, continued:

On December 13, 2002, the Company amended its credit facility. This amendment modified the maximum leverage ratio, the minimum interest coverage ratio, the minimum consolidated net worth and the fixed charge coverage ratio covenants for periods after December 31, 2002, through December 31, 2003. In consideration for the amendment to the credit facility, the Company paid $500 as an amendment fee. The amendment fee was payable the earlier of the receipt of proceeds from material asset sales, or December 31, 2003. In the event the Company fails to comply with its covenants in the credit facility, it would be unable to borrow under the facility. The Company believes it will be able to comply with covenants based upon its fiscal 2003 projections.

On January 2, 2003, the Company amended its credit facility. The amendment provided for a supplemental $10,000 term loan to the Company, which is payable in full on the earlier of the Rent-A-Center transaction closing date or March 31, 2003. In consideration for the amendment to the credit facility, the Company paid $250 as an amendment fee. This amendment fee was payable the earlier of the receipt of proceeds from material asset sales, or December 31, 2003.

Upon closing of the Rent-A-Center transaction, the Company shall fund $24,500 into a cash collateral account to be used by the Company for the payment of certain expenses incurred as a result of the sale. In addition, the Company must make a mandatory prepayment of principal equal to the net after-tax cash proceeds of the sale less the amount funded into the cash collateral account.

The mandatory prepayment shall be applied first to the outstanding principal balance of the supplemental term loans advanced in the January 2 amendment, second to the revolving credit loans in the amount of $5,000, and third ratably to the outstanding principal balance of the Term Loans A and B. Any subsequent proceeds received from the Rent-A-Center transaction shall be applied ratably to the outstanding principal balance of Term Loans A and B.

8. SHAREHOLDERS' EQUITY:

On April 18, 2002, the Company sold 1.0 million restricted common shares and warrants to acquire 100,000 common shares to Calm Waters Partnership and two other investors (the "Investors") for $6,000. The warrants have an exercise price of $9.35 per share, subject to adjustment. The Company is required to issue 333,000 additional warrants to the Investors on or about April 1, 2003, at an expected exercise price of $1.50 per share, because it failed to meet certain financial benchmarks.

9. DERIVATIVE FINANCIAL INSTRUMENTS:

At December 31, 2002, the Company had interest rate swaps on a notional debt amount of $163,100 and a fair market value of ($8,507). The variable pay interest rate ranges from 5.09% to 6.97%. The maturity dates run through August 2005.

The Company's interest rate swaps do not meet the qualifications for hedge accounting treatment under Statement of Financial Accounting Standards No. 133. For the quarter ended December 31, 2002, the Company's positive change in the fair market value of the interest rate swap portfolio of $1,205 was recorded to other income/expense in the Company's Condensed Consolidated Statements of Operations.

10. COMPREHENSIVE INCOME:

Comprehensive income encompasses net income and changes in the components of accumulated other comprehensive income not reflected in the Company's Condensed Consolidated Statements of Operations during the periods presented. Accumulated other comprehensive income consists of the transition asset recorded at the time of adoption of SFAS No. 133.

                                 RENT-WAY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (All amounts in thousands, except per share data)
                                   (Unaudited)

10.  COMPREHENSIVE INCOME, continued:

                                      Other Comprehensive         Accumulated Other
                                            Income              Comprehensive Income
                                            ------              --------------------
Net loss for the three
   months ended December 31, 2002         $ (5,361)                 $       --
SFAS 133 Transition amount                     787                         787
Amortization of SFAS 133
     Transition amount                        (236)                       (236)
                                          --------                  ----------
Total for three months ended
     December 31, 2002                    $ (4,810)                 $      551
                                          ========                  ==========

11. CONTINGENCIES:

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

Certain of the Company's officers and directors and the Company, as nominal defendant, have been sued in a shareholder derivative action brought on behalf of the Company in the U.S. District Court for the Western District of Pennsylvania. The derivative complaint purports to assert claims on behalf of the Company against the defendants for violation of duties asserted to be owed by the defendants to the Company and which relate to the events which gave rise to the purported class actions described above. All proceedings in the derivative case have been stayed pending the resolution of the class action lawsuit.

Pursuant to its bylaws, the Company is obligated under certain circumstances to indemnify its officers and directors for the costs they incur as a result of the investigations and lawsuits and against claims within the lawsuits.

The Company is presently unable to predict or determine the final outcome of, or to estimate the amounts or potential range of loss with respect to, the investigations and the lawsuits described above. Management believes that an adverse outcome with respect to such proceedings could have a material adverse impact on the Company's financial position, results of operations or cash flows.

The Company is subject to legal proceedings and claims in the ordinary course of its business that have not been finally adjudicated. Certain of these cases have resulted in initial claims totaling $14,042. However, all but $562 such claims are, in the opinion of management, covered by insurance policies or indemnification agreements, or create only remote potential of any liability exposure to the Company, and therefore should not have a material effect on the Company's financial position, results of operations or cash flows. Additionally, threatened claims exist for which management is not yet able to reasonably estimate a potential loss. In management's opinion, none of these threatened claims will have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

                                 RENT-WAY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (All amounts in thousands, except per share data)
                                   (Unaudited)

12.  INCOME TAXES:

During the first quarter of fiscal 2003, the Company recorded income tax expense of $1,430 due to the Company's inability to book the reversal of the deferred tax liability associated with tax deductible goodwill to offset a portion of its deferred tax asset following the adoption of SFAS 142. The deferred tax asset, net of liabilities excluding goodwill, increased from $63,944 at September 30, 2002, to $65,433 at December 31, 2002. This represented an increase of $1,489 for the quarter. A full valuation allowance has been provided against the deferred tax asset. A deferred tax liability of $1,430 has been established for goodwill.

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

                                                     Household           Prepaid
                                                       Rental           Telephone     Inter-segment
For the three months ended December 31, 2002          Service            Service        Activity            Total
--------------------------------------------      ---------------     ------------    ------------      ------------
         Total revenue...................         $       110,988     $      9,275    $       (425)     $    119,838
                                                  ===============     ============    ============      ============
         Operating income (loss).........         $         4,678     $       (345)   $        161      $      4,494
                                                  ===============     ============    ============      ============
         Net loss........................         $        (5,105)    $       (387)   $        131      $     (5,361)
                                                  ===============     ============    ============      ============
         Total Assets....................         $       542,899     $      4,500    $     (3,839)     $    543,560
                                                  ===============     ============    ============      ============

14. SUBSEQUENT EVENT:

On February 8, 2003, the Company closed the sale of 295 stores to Rent-A-Center, Inc. for $100,400, of which $10,000 is being held back by Rent-A-Center to secure Rent-Way's indemnification obligations, $5,000 for 90 days and $5,000 for 18 months. As required under the Company's credit agreement, all proceeds of the sale, net of transaction, store closing and similar expenses, will be used to pay existing bank debt. Subsequent to the sale, Rent-Way operates 766 stores in 33 states.

15. RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2002, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards Board No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure ("SFAS 148"). SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require new prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain sections of this Statement shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. All other sections of this Statement are effective for financial statements for fiscal years ending after December 15, 2002. The Company is currently evaluating the provisions of this Statement.

In June 2001, FASB issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. The Company adopted this Standard effective October 1, 2002. This Standard had no impact to these financial statements upon its adoption.

                                 RENT-WAY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (All amounts in thousands, except per share data)
                                   (Unaudited)

15. RECENT ACCOUNTING PRONOUNCEMENTS, continued:

On November 25, 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, An Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34". The Interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. The Company has evaluated the provisions of this Interpretation and determined it does not have an impact on these financial statements upon its adoption.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." The objective of this interpretation is to improve financial reporting by enterprises involved with variable interest entities. This interpretation applies to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has no variable interest entities that are not currently consolidated and is evaluating the provisions of this interpretation.

                                 RENT-WAY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

OVERVIEW

Effective upon closing of the Rent-A-Center transaction, Rent-Way operates 766 stores located in 33 states. The Company offers quality brand name home entertainment equipment, computers, furniture, appliances, and jewelry to customers under full-service rental-purchase agreements that generally allow the customer to obtain ownership of the merchandise at the conclusion of an agreed upon rental period. The Company also provides prepaid local phone service to consumers on a monthly basis through its majority-owned subsidiary, dPi Teleconnect, L.L.C. ("DPI").

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

Closed Store Reserves. From time to time, the Company closes or consolidates retail stores. An estimate is recorded of the future obligation related to closed stores based upon the present value of the future lease payments and related commitments, net of estimated sublease income. At December 31, 2002 and 2001, the reserve for closed stores was $1.8 million and $4.5 million, respectively, with the increase primarily related to stores closed during the period. If the estimates related to sublease income are not correct, the actual liability may be more or less than the liability recorded.

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

                                 RENT-WAY, INC.


Discontinued Operations. On December 17, 2002, the Company entered into a definitive purchase agreement to sell 295 stores to Rent-A-Center, which transaction has since closed. Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of this component have been segregated from those of continuing operations and are presented in the Company's financial statements as discontinued operations (see Note 3).

RESULTS OF OPERATIONS

The following discussion relates only to continuing operations.

The following table sets forth, for the periods indicated, certain items from the Company's unaudited Condensed Consolidated Statements of Operations, expressed as a percentage of revenues.

                                                             Three Months Ended
                                                                 December 31,
                                                             -----------------
                                                              2002        2001
                                                             -----       -----
REVENUES:
  Rental revenue .......................................      80.8%       80.3%
  Prepaid phone service revenue ........................       7.7         7.6
  Other revenue ........................................      11.5        12.1
                                                             -----       -----
     Total revenues ....................................     100.0       100.0

COSTS AND OPERATING EXPENSES:
Depreciation and amortization
  Rental merchandise ...................................      23.9        28.1
  Property and equipment ...............................       4.7         5.3
  Amortization of  other intangibles ...................       0.4         0.5
                                                             -----       -----
     Total depreciation and amortization ...............      29.0        33.9
Cost of prepaid phone service ..........................       4.8         4.6
Salaries and wages .....................................      28.2        25.3
Advertising ............................................       7.3         8.5
Occupancy ..............................................       6.4         6.7
Other operating expenses ...............................      20.5        20.0
                                                             -----       -----
     Total costs and operating expenses ................      96.2        99.0
                                                             -----       -----
     Operating income ..................................       3.8         1.0
Interest expense .......................................      (9.3)      (13.7)
Interest income ........................................        --         0.2
Other income ...........................................       1.2         1.5
                                                             -----       -----
     Loss before income taxes ..........................      (4.3)      (11.0)
Income tax expense .....................................       1.2         8.8
                                                             -----       -----
Net loss before cumulative effect of change in
accounting principle and discontinued operations .......      (5.5)      (19.8)
     Cumulative effect of change in accounting principle        --       (34.4)
         Income from discontinued operations ...........       1.0         1.0
                                                             -----       -----
         Net loss ......................................      (4.5)%     (53.2)%
                                                             =====       =====

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

Total revenues. Total revenues decreased $0.8 million, or 0.6%, to $119.8 million from $120.6 million. The decrease is attributable to a decrease in revenues of $0.8 million in the household rental segment. The $0.8 million decrease in revenue in the household rental segment is due to the closing, merging or selling of 13 under-performing stores since December 31, 2001.

Same store revenues increased 0.2%. This increase in same store revenues is due to an increase in both rental revenues and early purchase option and sales revenue offset by a decrease in fee revenue. The decrease in fee revenue was 8.3% as compared to the same period last year, and is attributed to fewer rental-purchase agreements in the portfolio and reductions in liability damage waiver fees due to customers shifting to the Preferred Customer Club program. The Preferred Customer Club program is a fee-based membership program that provides special loss and damage protection and, at a discounted rate, an additional one year of service protection on rental merchandise, preferred treatment in the event of involuntary job loss and accidental death and dismemberment insurance. The increase in rental revenue was 1.0% as compared to the same period last year. This increase is the result of improvements in collections. Early purchase option and sales revenue increased 2.6% as compared to the same period last year. The three-month period last year had a significant amount of product sales to eliminate lower-end, lower-margin merchandise for the Company's product mix. The Company lowered cash purchase prices on merchandise identified as generating margins lower than industry norms.

Depreciation and Amortization. Depreciation expense related to rental merchandise decreased to 23.9% as a percentage of total

                                 RENT-WAY, INC.


revenues from 28.1%. In fiscal 2002, the Company took steps to increase gross profit margins on rental contracts. These steps included increasing weekly rental rates of personal computers to competitive market rates, implementing a program to eliminate free Internet service by replacing it with a prepaid, unlimited Internet product, increasing rental rates on certain core products to competitive market rates, and introducing higher-end, higher-margin merchandise to the stores. The Company expects depreciation expense as a percentage of total revenues to continue decreasing during the remainder of fiscal 2003 as product margins improve due to continued execution of the Company's pricing strategy.

Depreciation expense related to property and equipment decreased to 4.7% as a percentage of total revenues from 5.3%. This decrease is primarily due to the closing or selling of 13 stores since December 31, 2001. This decrease is also due to the expiration of depreciation periods for certain fixed assets. Without new store openings and store acquisitions, the Company is undertaking fewer store build-out projects than in previous periods.

Amortization of goodwill and other intangibles decreased to 0.4% from 0.5% as a percentage of total revenues. This is due to the expiration of the amortization periods for certain non-compete agreements and customer contracts. Amortization expense decreased $0.1 million as compared to the same period last year. On October 1, 2001, the Company adopted SFAS 142. SFAS 142 requires the cessation of amortization of goodwill and other indefinite-lived intangibles on the balance sheet. Goodwill and other indefinite lived intangibles on the balance sheet must then be tested for impairment at least annually.

Cost of Prepaid Phone Service. The cost of prepaid phone service increased to $5.7 million or 4.8% of total revenues from $5.5 million, or 4.6% as a percentage of total revenues. The cost of prepaid phone service as a percentage of prepaid phone service revenue increased to 61.8% from 59.6%. The increase is primarily due to the growth in the number of customer lines serviced and an increase in the mix of new customers to the total customer base. The increase in new customers results in higher costs due to ILEC activation fees. This increase is also the result of the FCC allowing the ILECs to increase End User Communication Line ("EUCL") monthly charges for residential lines during mid-year calendar 2001. The Company has reacted to the EUCL increases by adjusting retail prices to the customer based on targeted margins. These price increases were implemented in the first quarter of fiscal 2002.

Salaries and Wages. Salaries and wages increased by $3.2 million to $33.7 million from $30.5 million. A portion of this increase, $1.5 million, is due to a new bonus program implemented during the first quarter of 2003. This new bonus program better aligns the store and field management incentive programs with the Company's strategic objectives. In addition, the Company initiated an employee upgrade program directed at attracting and keeping better talent. This resulted in higher salaries during the first quarter of 2003. Salaries and wages increased to 28.2% as a percentage of total revenues from 25.3%.

Advertising. Advertising expense decreased from $10.3 million to $8.8 million. This decrease is primarily due to $1.5 million of media costs incurred in the fourth quarter of fiscal year 2002 related to the fiscal year 2003 advertising campaign entitled "Fall Kickoff Extravaganza." The Company has also implemented a more balanced media investment strategy in 2003.

Occupancy. Occupancy expense decreased to $7.7 million from $8.0 million primarily due to the closing of 13 under-performing stores since December 31, 2001.

Other Operating Expense. Other operating expense increased by $0.5 million and increased to 20.5% as a percentage of total revenues from 20.0%. During the first quarter of fiscal 2002, accounting fees, legal fees and consulting fees related to the investigation, shareholder litigation and the fiscal 2000 audit were $0.4 million. During the first quarter of fiscal 2003, accounting and legal fees related to the investigation and shareholder litigation and consulting fees related to bank refinancing were $1.0 million.

Interest Expense. Interest expense decreased from 13.7% to 9.3% as a percentage of total revenues. The Company's credit facility requires the Company to accrue additional payment-in-kind interest at a rate of 200 to 500 basis points that is due and payable on the maturity date of its term loans. This payment-in-kind interest amounted to $3.5 million in the three-month period ended December 31, 2002 and $3.7 million for the three-month period ending December 31, 2001. Deferred financing costs of $3.4 million were reclassified from an extraordinary item as reported in fiscal 2002 to interest expense for the three-month period ended December 31, 2001, as a result of adoption of SFAS 145.

Other Income. Other income was $1.5 million for the three months ended December 31, 2002, compared to $1.8 million in the three months ended December 31, 2001. This change is primarily due to a decrease in the positive change in the fair market value of the interest rate swap portfolio.

Income Tax Expense. During the first quarter of fiscal 2003, the Company recorded income tax expense of $1.4 million due to the

                                 RENT-WAY, INC.


Company's inability to book the reversal of the deferred tax liability associated with tax deductible goodwill to offset a portion of its deferred tax asset following the adoption of SFAS 142. During the first quarter of fiscal 2002, the Company recorded income tax expense of $10.6 million due to the Company's inability to look to the reversal of the deferred tax liability associated with tax deductible goodwill to offset a portion of its deferred tax asset following the adoption of SFAS 142 on October 1, 2001.

Cumulative Effect of Change in Accounting Principle. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. During the quarter ended September 30, 2002, the Company performed, with the assistance of an independent valuation firm, the phase two impairment test of the carrying value to determine the amount of the write down. This assessment resulted in an impairment write-down of $58.9 million, recorded in "Cumulative Effect of Change in Accounting Principle" in the amount of $41.5 million (net of $17.4 million in income taxes). In accordance with the transitional implementation guidance of SFAS 142, the write down was recorded retroactive to the Company's first quarter results of operations (see Note 6).

Income From Discontinued Operations. On December 17, 2002, the Company entered into a definitive purchase agreement to sell 295 stores to Rent-A-Center, Inc. for approximately $101.5 million, which transaction has since closed. These stores are all included in the household rental segment. Related operating results, in accordance with SFAS 144, have been reported as discontinued operations (see Note 3).

Net Loss. The Company generated a net loss of $5.4 million in the period as a result of the factors described above compared to a net loss of $64.2 million in the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current credit facility expires December 31, 2003. The Company is in discussions with its lenders to restructure or replace the credit facility. There can be no assurance that the Company will be successful in amending or replacing the facility. The Company's ability to operate as a going concern is largely dependent on its ability to successfully negotiate with its bank lenders an amendment or restructuring of the Company's existing credit facility.

The Company's capital requirements relate primarily to purchasing additional rental merchandise and replacing rental merchandise that has been sold or is no longer suitable for rent. The Company funds its capital requirements through cash from operations and borrows under its bank credit facility.

On December 13, 2002, the Company amended its bank credit facility. This amendment modified the maximum leverage ratio, the minimum interest coverage ratio, the minimum consolidated net worth and the fixed charge coverage ratio covenants for periods after December 31, 2002, through December 31, 2003. In consideration for this amendment, the Company paid $0.3 million as an amendment fee. This fee was paid on February 10, 2003, in connection with the closing of the Rent-A-Center transaction. In the event the Company fails to comply with its covenants in the credit facility, it would be unable to borrow under the facility. The Company expects to be able to comply with covenants based upon its fiscal 2003 projections.

On January 2, 2003, the Company amended its bank credit facility. The amendment provided for a supplemental $10.0 million term loan to the Company, which is payable in full on the earlier of the Rent-A-Center transaction closing date or March 31, 2003. In consideration for this amendment, the Company paid $0.3 million as an amendment fee. This amendment fee was payable the earlier of the receipt of proceeds from material asset sales, or December 31, 2003.

For the three months ended December 31, 2002, operations used $19.5 million of cash flow compared to operations using $35.9 million for the three months ended December 31, 2001. The decrease in cash used by the fiscal 2003 period was primarily a result of the increase in other liabilities due to the accrual of payment-in-kind interest, and the increase in accounts payable offset by a decrease in prepaid expenses, other assets and deferred financing costs. The first quarter of the Company's fiscal year is typically the period with the highest volume of rental merchandise purchases due to buying for the holiday season. As a result, both rental merchandise and accounts payable are expected to increase during this period.

Net cash used in investing activities was $0.7 million for the three months ended December 31, 2002, compared to $3.3 million used in investing activities for the three months ended December 31, 2001. In the fiscal 2003 period, the purchase of property and equipment accounted for $0.7 million offset by sale proceeds from store sales of $0.3 million. In the fiscal 2002 period, the purchase of property and equipment accounted for $3.3 million offset by sale proceeds from store sales of $0.9 million.

For the three months ended December 31, 2002, financing activities provided $18.9 million as compared to $36.6 million in the three

                                 RENT-WAY, INC.

months ended December 31, 2001. In the fiscal 2003 period, the Company borrowed $174.0 million and repaid $168.9 million. In the fiscal 2002 period, the borrowings were $205.0 million and repayments were $176.3 million. The company also incurred $2.6 million in deferred financing costs during the first quarter of fiscal 2002.

The following table presents obligations and commitments to make future payments under contracts and contingent commitments at December 31, 2002, and does not give effect to contractual obligations arising out of the Rent-A-Center transaction:


Contractual Cash                                Due in less       Due in          Due in         Due after
Obligation*                       Total        than one year     1-3 years       4-5 years        5 years
                                 --------      -------------     ---------       ---------       ---------
Long-term debt (1) ......        $284,954        $284,954        $     --        $     --        $     --
Capital lease obligations          16,473           1,523          14,570             380              --
Operating leases ........         126,598          33,107          66,437          17,074           9,980
Notes Payable ...........              83              13              68               2              --
                                 --------        --------        --------        --------        --------
Total cash obligations ..        $428,108        $319,597        $ 81,075        $ 17,456        $  9,980
                                 ========        ========        ========        ========        ========

*Excludes the 401(k) restorative payments program as well as contingent liabilities including liabilities related to the ongoing litigation as these items cannot be estimated.

(1) Consists of Term Notes A, Term Notes B and revolving notes.

                                            Amount of Commitment Expiration Per Period

Other Commercial              Total Amounts   Less than                                     Over
Commitments                     Committed     one year      1-3 years      4-5 years       5 years
                              -------------   ---------     ---------      ---------       --------
Lines of credit .........        $   --        $   --        $    --        $    --        $    --
Standby letters of credit         8,820         8,820             --             --             --
Guarantees ..............            --            --             --             --             --
                                 ------        ------        -------        -------        -------
Total commercial
commitments .............        $8,820        $8,820        $    --        $    --        $    --
                                 ======        ======        =======        =======        =======

SEASONALITY AND INFLATION

The Company's operating results are subject to seasonality. The first quarter typically has a greater number of rental-purchase agreements entered into because of traditional holiday shopping patterns. Management plans for these seasonal variances and takes particular advantage of the first quarter with product promotions, marketing campaigns, and employee incentives. Because many of the Company's expenses do not fluctuate with seasonal revenue changes, such revenue changes may cause fluctuations in the Company's quarterly earnings.

In the event of a prolonged recession, the Company acknowledges the possibility of a decrease in demand, particularly for higher-end products.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards Board No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure ("SFAS 148"). SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require new prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain sections of this Statement shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. All other sections of this Statement are effective for financial statements for fiscal years ending after December 15, 2002. The Company is currently evaluating the provisions of this Statement.

In June 2001, FASB issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. The Company adopted this Standard effective October 1, 2002. This Standard had no impact to these financial statements upon its adoption.

On November 25, 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, An Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB

                                 RENT-WAY, INC.

Interpretation No. 34". The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued separately identified consideration. The Company has evaluated the provisions of this interpretation and determined it does not have an impact on these financial statements upon its adoption.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." The objective of this interpretation is to improve financial reporting by enterprises involved with variable interest entities. This interpretation applies to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has no variable interest entities that are not currently consolidated and is evaluating the provisions of this interpretation.

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

Rent-Way's ability to make principal and interest payments on or to refinance on maturity its high-level of outstanding bank debt.

The outcome of the class action and derivative lawsuits commenced against Rent-Way and its officers and directors and any proceedings or investigations involving Rent-Way, its officers and directors commenced by governmental authorities, including the Securities and Exchange Commission and the United States Department of Justice.

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

Rent-Way's ability to reduce corporate and other expenses following the completion of the Rent-A-Center transaction.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's major market risk exposure is primarily due to possible fluctuations in interest rates. As of December 31, 2002, the Company had $284.9 million in loans with floating interest rates indexed to current LIBOR and prime rates. Because the floating rates expose the Company to the risk of increased interest cost if interest rates rise, the Company began a policy in 1998 of managing interest rate risk by utilizing interest rate swap agreements to convert a portion of the floating interest rate loans to fixed interest rates.

                                 RENT-WAY, INC.

As of December 31, 2002, the Company has $163.1 million in interest rate swap agreements that lock in a LIBOR rate ranging from 5.09% to 6.97%. This effectively fixes the interest rate on 57% of the loans or $163.1 million, thus hedging this risk. These interest rate swap agreements have maturities ranging from 2002 to 2005. Falling interest rates and/or a flattening of the yield curve will negatively impact the market value of the interest rate swaps.

Given the Company's current capital structure, including interest rate swap agreements, there is $121.9 million, or 43% of the Company's total debt, in floating rate loans. A hypothetical 1.0% change in the LIBOR rate would affect pre-tax earnings by approximately $1.2 million.

The Company does not enter into derivative financial instruments for trading or speculative purposes. The interest rate swap agreements are entered into with major financial institutions thereby minimizing the risk of credit loss.

                                 RENT-WAY, INC.


PART II--OTHER INFORMATION

ITEM 4.  CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date this evaluation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      a. EXHIBITS

      See exhibit index.


      b. REPORTS ON FORM 8-K

      The Company filed the following reports on Form 8-K in the quarter ended December 31, 2002:

      (1) On December 20, 2002, the Company filed a Current Report on Form 8-K, which reported the issuance of a press release regarding financial results for its fourth quarter and fiscal year ended September 30, 2002.

      (2) On December 19, 2002, the company filed a Current Report on Form 8-K, which reported the issuance of a press release announcing the sale of 295 stores to Rent-A-Center.

      (3) On December 5, 2002, the Company filed a Current Report on Form 8-K, which reported the issuance of a press release announcing it will host a conference call in connection with the release of financial results for its fourth quarter and fiscal year which ended September 30, 2002.

      (4) On October 11, 2002, the Company filed a Current Report on Form 8-K, which reported the issuance of a press release announcing the timing of 2003 guidance and fourth quarter sales in line with expectations.

                                 RENT-WAY, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Rent-Way, Inc.
                                 --------------
                                 (Registrant)


                                              By:

       February 14, 2003                          /S/ WILLIAM A. MCDONNELL
-------------------------------               ---------------------------------
             Date                                       (Signature)
                                                    William A. McDonnell
                                                     Vice President and
                                                  Chief Financial Officer



                                              By:

       February 14, 2003                             /S/ JOHN A. LOMBARDI
-------------------------------               ----------------------------------
             Date                                        (Signature)
                                                       John A. Lombardi
                                                   Chief Accounting Officer
                                                        and Controller

                                  CERTIFICATION

      I, William E. Morgenstern, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Rent-Way, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchanged Act Rules 13a-14 and 15d-14) for the registrant and have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    February 14, 2003

                           /S/ WILLIAM E. MORGENSTERN
                           ----------------------------------------
                           Signature

                           CHAIRMAN & CEO
                           ----------------------------------------
                           Title

                                  CERTIFICATION

I, William A. McDonnell, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Rent-Way, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchanged Act Rules 13a-14 and 15d-14) for the registrant and have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    February 14, 2003

                           /S/ WILLIAM A. MCDONNELL
                           ----------------------------------------
                           Signature

                           VICE PRESIDENT & CFO
                           ----------------------------------------
                           Title

                                  EXHIBIT INDEX

No.       Exhibit Name
---       ------------
3.1       Articles of Incorporation of Rent-Way, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form
          10-K for the year ended September 30, 1997, filed November 6, 1997.)

3.2 Bylaws of Rent-Way, Inc., as amended (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended September 30, 2000, filed July 2, 2001.)

10.1* Amendment No. 9 to Credit Agreement dated as of January 2, 2003, between the Company and the Lenders parties thereto.

10.2* Employment Agreement between William Short and the Company dated as of July 1, 2002.

10.3*     Amendment No. 1 to the Asset Purchase Agreement, dated December 31,
          2002, by and among Rent-A-Center East, Inc., and the Company, Rent-Way of Michigan, Inc., and Rent-Way of TTIG, L.P.

10.4*     Amendment No. 2 to the Asset Purchase Agreement, dated January 7,
          2003, by and among Rent-A-Center East, Inc., and the Company, Rent-Way of Michigan, Inc., and Rent-Way of TTIG, L.P.

10.5*     Amendment No. 3 to the Asset Purchase Agreement, dated February 7,
          2003, by and among Rent-A-Center East, Inc., the Company, Rent-Way of
          Michigan, Inc., and Rent-Way of TTIG, L.P.

10.6*     Amendment No. 4 to the Asset Purchase Agreement, dated February 10,
          2003, by and among Rent-A-Center East, Inc. and the Company, Rent-Way of Michigan, Inc., and Rent-Way of TTIG, L.P.

99.1*     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002.

----------------
*Filed herewith.