Form 10-K/A
period 2002-09-30
RENT WAY INC
filed 2003-03-31
CIK 893046

===============================================================================

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

                                 (814) 455-5378

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


===============================================================================

                                 RENT-WAY, INC.

                                EXPLANATORY NOTE


This Form 10-K/A is being filed to present revised Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters, Item 6 - Selected Financial Data, and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.


                                TABLE OF CONTENTS

                                                                                                           PAGE
 CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND FUTURE PROSPECTS............................  1

PART II

     Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters........................  2
     Item 6.  Selected Financial Data......................................................................  2
     Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations........  4

PART III

     Item 15.  Exhibits.................................................................................... 13

SIGNATURES................................................................................................. 16

CERTIFICATIONS............................................................................................. 17

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

                                                    YEAR ENDED                  YEAR ENDED
                                                SEPTEMBER 30, 2002          SEPTEMBER 30, 2001
                                                ------------------          ------------------
                                                HIGH         LOW               HIGH         LOW
                                                ----         ---               ----         ---
                First Quarter.........       $   6.97      $   5.40        $   30.25       $  2.6875
                Second Quarter........           8.45          5.27             8.27          4.00
                Third Quarter.........          13.28          8.40            10.90          5.01
                Fourth Quarter........          12.30          3.00             9.60          5.25

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

                                                                                                            Number of securities
                                                                                                          remaining available for
                                              Number of securities to be         Weighted-average         future issuance under
                                               issued upon exercise of           exercise price of       equity compensation plans
                                                outstanding options,           outstanding options,        (excluding securities
               Plan category                     warrants and rights            warrants and rights      reflected in column (a))
               -------------                  --------------------------       --------------------      ------------------------
                                                          (a)                           (b)                         (c)
Equity compensation plans approved by                     3,500,811                    $13.22                     848,411
security holders..................

Equity compensation plans not approved by                   156,420                    $12.44                         --
security holders (1)..............
                                                          ---------                    ------                     -------
Total.............................                        3,657,231                    $13.98                     848,411



(1) Reflects the shares to be issued upon exercise of outstanding options under the stock option plans assumed by the Company upon the acquisition of Home Choice Holdings, Inc. in December 1998.


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

                                                                                     YEAR ENDED SEPTEMBER 30,
                                                             -----------------------------------------------------------------------
                                                               1998(1)(2)      1999(3)       2000(4)         2001          2002
                                                               ----------      -------       -------         ----          ----
                                                                          (Dollars in millions, except per share data)
STATEMENT OF OPERATIONS DATA:
  Total revenues........................................        $436,031      $494,352        $592,686      $654,618      $626,429
  Operating profit (loss)...............................           8,589        24,674             596       (10,237)       31,850
  Income (loss) before cumulative effect of change in
    accounting principle and extraordinary item.........          (5,819)         (246)        (28,041)      (63,625)      (31,577)
  Net income (loss).....................................          (5,819)         (765)        (28,041)      (63,625)      (76,472)
  Adjusted net income (loss) (5)........................           5,429         9,072         (14,471)      (50,934)      (76,472)

  Basic:
    Income (loss) before cumulative effect of change in
      accounting principle and extraordinary item.......        $ (0.29)      $   (0.01)      $ (1.20)      $(2.60)       $  (1.26)
    Net income (loss)...................................        $ (0.29)      $   (0.04)      $ (1.20)      $(2.60)       $  (3.06)
    Adjusted net income (loss) (5)......................        $   .27       $     .43       $  (.62)      $(2.08)       $  (3.06)

  Diluted:
    Income (loss) before cumulative effect of change in
      accounting principle and extraordinary item.......        $ (0.29)      $   (0.01)      $ (1.20)      $(2.60)       $  (1.26)
    Net income (loss)...................................        $ (0.29)      $   (0.04)      $ (1.20)      $(2.60)       $  (3.06)
    Adjusted net income (loss) (5)......................        $   .30       $     .47       $  (.62)      $(2.08)       $  (3.06)

  Weighted average shares outstanding (in thousands):
    Basic...............................................          20,283        21,341          23,314        24,501        25,021
    Diluted.............................................          20,283        21,341          23,314        24,501        25,021
BALANCE SHEET DATA:
  Rental merchandise, net...............................        $175,085      $196,510        $282,052      $218,973      $196,064
  Total assets..........................................         487,536       609,658         766,311       628,177       510,794
  Debt..................................................         179,603       288,130         387,852       307,009       277,207
  Shareholders' equity..................................         244,090       258,487         267,822       206,042       136,597

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

                                                                           YEARS ENDED SEPTEMBER 30,
                                                                 -----------------------------------
                            STORES                                    2000           2001           2002
                                                                 -------------  -------------  ---------
                   Open at Beginning of Period................       1,114          1,138          1,087
                   Opened.....................................          68             32              0
                   Acquired...................................          24              2              0
                   Locations Sold.............................          (4)           (39)           (15)
                   Closed or Combined.........................         (64)           (46)           (10)
                                                                 ---------      ---------      ---------
                   Open at End of Period......................       1,138           1,087         1,062
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

    In addition to the store information discussed above, the following matters should be considered in connection with the discussion of results of operations and financial condition:

     - The Company incurred substantial accounting and legal fees in fiscal 2001 in connection with its accounting investigation and fiscal 2000 audit. The Company incurred $7.9 million of these expenses in fiscal 2001. In fiscal 2002 there was a $1.9 million reimbursement of accounting and legal fees as a result of an insurance recovery. This recovery offset fiscal 2002 expenses of $1.3 million, resulting in income of $0.6 million. The Company anticipates incurring additional legal and other expenses in connection with the class action litigation and governmental investigations which are ongoing.

     - The Company took actions in fiscal 2001, which had the effect of significantly reducing operating income, but which management believes were necessary. Among the actions taken were (1) identifying store merchandise that did not generate normal industry margins and disposing of it, by lowering cash purchase prices or rental rates and terms, (2) writing off approximately $2.1 million of store merchandise that could not be sold or rented on these lower terms or met certain age or condition criteria, (3) closing or combining 46 stores which resulted in charges for early termination of store leases and fixed asset write-offs of approximately $4.3 million.

     - The Company recorded changes in its interest rate swap portfolio of $0.5 million gain and ($12.6) million loss in fiscal 2002 and fiscal 2001, respectively, in accordance with Statement of Financial Standard No. 133 (See Note 10 to the Company's financial statements at Item 8).

     - Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." Thus, no amortization for such goodwill and indefinite-lived intangibles was recognized in the accompanying Consolidated Statements of Operations for fiscal year ended September 30, 2002, compared to $12.7 million for the year ended September 30, 2001. At September 30, 2002, the Company calculated an impairment to goodwill of $58.9 million, recorded in "Cumulative Effect of Change in Accounting Principle" in the amount of $41.5 million (net of $17.4 million in income taxes). (See Note 4 to the Company's financial statements at Item 8).

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

                                                                                   YEARS ENDED SEPTEMBER 30,
                                                                             2002            2001            2000
                                                                         ------------    ------------    --------
             Revenues:
              Rental.................................................          81.3%           80.8%           84.2%
               Prepaid phone service.................................           6.0             5.3             1.5
               Other.................................................          12.7            13.9            14.3
                                                                         ----------      ----------      ----------
                  Total revenues.....................................         100.0           100.0           100.0
             Costs and operating expenses:
               Depreciation and amortization:
                 Rental merchandise..................................          28.0            30.7            26.6
                 Property and equipment..............................           4.2             4.8             4.3
                 Amortization of intangibles.........................           0.4             2.2             2.3
               Cost of prepaid phone service.....                               3.8             3.1             1.0
               Salaries and wages....................................          24.6            24.3            25.5
               Advertising, net......................................           4.5             3.2             3.4
               Occupancy.............................................           7.1             7.8             7.7
               Other operating expense...............................          22.5            25.5            29.1
                                                                         ----------      ----------      ----------
                  Total costs and operating expenses.................          95.1           101.6            99.9
               Operating income (loss)...............................           4.9            (1.6)            0.1
               Interest expense......................................          (7.7)           (6.3)           (5.0)
               Interest income.......................................           0.1               --             --
               Equity in loss of subsidiary..........................            --               --           (0.1)
               Amortization--deferred financing costs................          (0.2)           (0.2)           (0.1)
               Other income (expenses), net..........................           0.4            (1.6)            0.3
                                                                         ----------      ----------      ----------
               (Loss) before income taxes, cumulative effect of change
                   in accounting principle and extraordinary item....          (2.5)           (9.7)           (4.8)
               Income tax expense (benefit)..........................           2.6              --            (0.1)
                                                                         ----------      ----------      ----------
               (Loss) before cumulative effect of change in accounting
                   principle and extraordinary item..................          (5.1)           (9.7)           (4.7)
               Cumulative effect of change in accounting principle...          (6.6)             --              --
               Extraordinary item....................................          (0.5)             --              --
                                                                         ----------      ----------      ----------
                  Net (loss).........................................         (12.2)%          (9.7)%          (4.7)%
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


     Income Tax Expense. For the year ended September 30, 2002, the Company recorded income tax expense of $16.5 million in connection with the adoption of SFAS 142 and recording local income taxes. SFAS 142 stops the amortization of goodwill for book purposes, but for tax purposes it continues to be deductible and amortizable in accordance with the current tax laws. The income tax expense for fiscal 2002 attributable to the impact of SFAS 142 adoption results from an increase to the valuation allowance because the Company can no longer look to the reversal of the deferred tax liability associated with the tax deductible goodwill to offset its deferred tax assets in accordance with SFAS 109 "Accounting for Income Taxes." The impact of the continued tax-deductible goodwill will result in tax expense in future years to the extent the Company has a full valuation allowance. The Company recorded no income tax benefit for fiscal 2002 and 2001 related to the operating losses due to the uncertainty of its realization. There was no tax benefit since all opportunities for loss carrybacks have been previously utilized. There are approximately $10.9 million of net operating losses that expire during fiscal years 2005 through 2018. Net operating losses approximating $43.1 million, $36.4 million, $48.1 million and $28.2 million expire during fiscal years 2019, 2020, 2021 and 2022, respectively. The net deferred tax asset of $63.9 million for fiscal 2002 and the net deferred tax asset of $34.2 million for fiscal 2001 has been fully offset by a valuation allowance based on management's determination that it is more likely than not that the deferred tax assets may not be realized. The Company's federal and state tax benefit for fiscal 2002 and fiscal 2001 is lower than the statutory rate primarily due to the deferred tax valuation allowance and nondeductible goodwill.


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


     The financial covenants required under the provisions of the amended senior credit facility include the following:

               The leverage ratio is debt, including capital lease and letter of credit obligations, but not including payment-in-kind interest, plus three times occupancy expense for the four quarters then ended over the sum of cash flow from operations and occupancy expense for the four quarters then ended.

          The interest coverage ratio is the consolidated cash flow from operations (net income, amortization, interest expense and income tax expense less non-cash credits to income) over interest expense all for the four quarters then ended.

          The consolidated net worth shall not be less than $165 million plus 75% of net income with no deduction for losses, 90% of net proceeds from additional equity and 90% of any incremental additive equity associated with any acquisition.

          The fixed charge coverage ratio is consolidated cash flow from operations minus capital expenditures (excluding rental merchandise) to fixed charges (cash interest expense, income taxes and the current portion of long-term debt including capital leases).

          The Company must maintain interest rate protection agreements in an amount of at least $180 million through December 30, 2002, $160 million during the period December 31, 2002 through May 30, 2003 and $100 million after May 31, 2003.

          The Company shall not make any individual payments exceeding $1 million or $20 million in the aggregate for a fiscal year to purchase fixed assets including capital and operating leases (excluding leases of vehicles or store sites).

                  The Company cannot allow the book value of rental merchandise under lease to be less than 77% of the total value of rental merchandise held for rent at the end of each fiscal quarter. The value of jewelry cannot exceed 7.5% of the total value of rental merchandise.


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

    The following table presents obligations and commitments to make future payments under contracts and contingent commitments at September 30, 2002.

              Contractual Cash                           Due in less        Due in       Due in      Due after
              Obligation*                   Total       than one year     1-3 years     4-5 years     5 years
              ----------                    -----       -------------     ---------     ---------     -------
              Long-term debt (1)          $277,121          $31,817        $245,304            --          --
              Capital lease
              obligations                   18,080            9,311           8,733            36          --
              Operating leases             125,384           32,908          65,883        16,809       9,784
              Notes Payable                     86               16              68             2          --
                                         ---------          -------        --------       -------      ------
              Total cash obligations      $420,671          $74,052        $319,988       $16,847      $9,784
                                         =========          =======        ========       =======      ======

    *Excludes the 401(k) restorative payments program as well as contingent liabilities including shareholder/derivative lawsuits as these items cannot be estimated.

(1) Consists of Term Notes A, Term Notes B and revolving notes.

                   Amount of Commitment Expiration Per Period

      Other Commercial            Total Amounts            Less than
         Commitments                 Committed              1 year           1-3 years      4-5 years      Over 5 years
         -----------                 ---------              ------           ---------      ---------      ------------
  Lines of credit                        --                     --               --              --               --
  Standby letters of credit          $8,770                 $8,770               --              --               --
  Guarantees                             --                     --               --              --               --
                                     ------                 ------             ------        -------           ------
  Total commercial
  commitments                        $8,770                 $8,770             $  --         $   --            $  --
                                     ======                 ======             ======        =======           ======

                                 RENT-WAY, INC.

                                    PART III

ITEM 15.  Exhibits

           EXHIBIT NO.        DESCRIPTION
           ----------         --------------------------------------------------------------------------------------
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

             2.8(8)           Stock Purchase Agreement by and among the Company, Champion Rentals, Inc.,
                              Bill C. Ogle, Sr. and others, dated as of January 30, 1998.

             2.9(9)           Agreement and Plan of Merger dated September 1, 1998 between the Company and Home Choice
                              Holdings, Inc.

             2.10(11)         Stock Purchase Agreement between the Company, RentaVision, Inc. and Robert
                              Natoli dated September 15, 1999.

             2.11(18)         Asset Purchase Agreement between the Company, Rent-way of Michigan, Inc., and Rent-Way of TTIG,
                              L.P., and Rent-A-Center, Inc., dated December 17, 2002.

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

            10.26(15)         Amendment No. 6 to Credit Agreement dated October 5, 2001.

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

            10.31(16)         Amendment No. 7 to Credit Agreement dated June 24, 2002.

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

            10.33(17)         Registration Rights Agreement between Rent-Way and Calm Waters  Partnership, Walter H. Morris and
                              Charles A. Paquelet.

            10.34(19)         Amendment No. 8 to Credit Agreement dated December 13, 2002.

            21(15)            Subsidiaries of the Company

            23(20)            Consent of PricewaterhouseCoopers LLP.

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

(14) Previously filed as of July 2, 2001, as an exhibit to the Company's Annual Report on Form 10-K.

(15) Previously filed as of December 28, 2001, as an exhibit to the Company's Annual Report on Form 10-K.

(16) Previously filed, as of August 9, 2002, as an exhibit to the Company's Quarterly Report on Form 10-Q.

(17) Previously filed as of May 14, 2002, as an exhibit to the Company's Quarterly Report on Form 10-Q.


(18) Previously filed as of December 30, 2002, as exhibit 2.11 to the Company's Annual Report on Form 10-K.

(19) Previously filed as of December 30, 2002, as exhibit 10.34 to the Company's Annual Report on Form 10-K.

(20) Previously filed as of December 30, 2002, as exhibit 23 to the Company's Annual Report on Form 10-K.

                                 RENT-WAY, INC.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant: RENT-WAY, INC.

     By:     /s/ William E. Morgenstern                         By:      /s/ William A. McDonnell
             -----------------------------------------                   ------------------------------------------
             William E. Morgenstern                                      William A. McDonnell
             Chairman of the Board and                                   Vice President and Chief Financial Officer
             Chief Executive Officer                                     (Principal Financial Officer)
             (Principal Executive Officer)

     Date:   March 31, 2003                                     Date:    March 31, 2003



     By:     /s/ John A. Lombardi
             -----------------------------------------
             John A. Lombardi
             Vice President, Corporate Controller and
             Chief Accounting Officer
             (Principal Accounting Officer)

     Date:   March 31, 2003

                                  CERTIFICATION

I, William E. Morgenstern, certify that:

1. I have reviewed this amendment to the annual report on Form 10-K of Rent-Way, Inc.;

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

Date:  March 31, 2003

                               /s/ William E. Morgenstern
                               --------------------------
                               William E. Morgenstern
                               Chairman of the Board and Chief Executive Officer

                                  CERTIFICATION

I, William A. McDonnell, certify that:

1. I have reviewed this amendment to the annual report on Form 10-K of Rent-Way, Inc.;

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

     c. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

                                     /s/ William A. McDonnell
                                     --------------------------------
                                     William A. McDonnell
                                     Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

           EXHIBIT NO.        DESCRIPTION
           -----------        -----------------------------------------------------------------------------------------
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

              2.8(8)          Stock Purchase Agreement by and among the Company, Champion Rentals, Inc.,
                              Bill C. Ogle, Sr. and others, dated as of January 30, 1998.

              2.9(9)          Agreement and Plan of Merger dated September 1, 1998 between the Company and Home Choice
                              Holdings, Inc.

              2.10(11)        Stock Purchase Agreement between the Company, RentaVision, Inc. and Robert
                              Natoli dated September 15, 1999.

              2.11(18)        Asset Purchase Agreement between the Company, Rent-way of Michigan, Inc., and Rent-Way of TTIG,
                              L.P., and Rent-A-Center, Inc., dated December 17, 2002.

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

             10.26(15)        Amendment No. 6 to Credit Agreement dated October 5, 2001.

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

             10.31(16)        Amendment No. 7 to Credit Agreement dated June 24, 2002.

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

             10.33(17)        Registration Rights Agreement between Rent-Way and Calm Waters  Partnership, Walter H. Morris and
                              Charles A. Paquelet.

             10.34(19)        Amendment No. 8 to Credit Agreement dated December 13, 2002.

              21(15)          Subsidiaries of the Company

              23(20)          Consent of PricewaterhouseCoopers LLP.

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

(14) Previously filed as of July 2, 2001, as an exhibit to the Company's Annual Report on Form 10-K.

(15) Previously filed as of December 28, 2001, as an exhibit to the Company's Annual Report on Form 10-K.

(16) Previously filed, as of August 9, 2002, as an exhibit to the Company's Quarterly Report on Form 10-Q.

(17) Previously filed as of May 14, 2002, as an exhibit to the Company's Quarterly Report on Form 10-Q.


(18) Previously filed as of December 30, 2002, as exhibit 2.11 to the Company's Annual Report on Form 10-K.

(19) Previously filed as of December 30, 2002, as exhibit 10.34 to the Company's Annual Report on Form 10-K.

(20) Previously filed as of December 30, 2002, as exhibit 23 to the Company's Annual Report on Form 10-K.