Form 10-Q/A
period 2002-12-31
RENT WAY INC
filed 2003-03-31
CIK 893046

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------


                                   FORM 10-Q/A


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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                  Class              Outstanding as of February 11, 2003
              ------------           -----------------------------------
              Common Stock                       25,685,538

                                 RENT-WAY, INC.


                                EXPLANATORY NOTE

This Form 10-Q/A is being filed to present a revised statement of operations and a revised statement of cash flows for the three months ended December 31, 2002 and 2001. The revisions reflect the allocation of interest to the Company's discontinued operations in accordance with the consensus reached in EITF 87-24 "Allocation of Interest to Discontinued Operations." The changes to the previously filed first quarter Form 10-Q are set forth in Note 1 to the financial statements presented in this Form 10-Q/A. This Form 10-Q/A also includes a revised Item 2 - Management's Discussion and Analysis reflecting the revisions to the financial information described above.



                                TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION                                                                           PAGE
          Item 1. Financial Statements:

                  Condensed Consolidated Balance Sheets as of December 31, 2002 (unaudited) and
                       September 30, 2002.........................................................        3

                  Condensed Consolidated Statements of Operations, three months ended December
                       31, 2002 and 2001 (unaudited)..............................................        4

                  Condensed Consolidated Statements of Cash Flows, three months ended December
                       31, 2002 and 2001 (unaudited)..............................................        5

                  Notes to Condensed Consolidated Financial Statements (unaudited)................        6

          Item 2. Management's Discussion and Analysis
                       of Financial Condition and Results of Operations...........................       18


PART II   OTHER INFORMATION

          Signatures...............................................................................      24
          Certifications...........................................................................      25

                                 RENT-WAY, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                           (All amounts in thousands)

                                                               DECEMBER 31,     SEPTEMBER 30,
                                                                   2002              2002
                                                                ---------         ---------
                                                               (unaudited)
ASSETS

Cash and cash equivalents ..............................        $   6,017         $   7,295
Prepaid expenses .......................................            9,895            10,361
Income tax receivable ..................................            4,407             4,191
Rental merchandise, net ................................          179,140           147,608
Rental merchandise deposits and credits due
  from vendors .........................................              919               995
Property and equipment, net ............................           46,090            49,190
Goodwill ...............................................          188,499           188,499
Deferred financing costs, net ..........................            1,956             1,870
Intangible assets, net .................................            1,385             1,700
Other assets ...........................................            4,566             4,176
Assets held for sale (Note 3) ..........................          100,686            94,909
                                                                ---------         ---------
        Total assets ...................................        $ 543,560         $ 510,794
                                                                =========         =========


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable .......................................        $  45,091         $  17,643
Liabilities held for sale (Note 3) .....................            2,461             3,286
Other liabilities ......................................           78,074            76,061
Deferred tax liability .................................            1,650                --
Debt ...................................................          285,037           277,207
                                                                ---------         ---------
        Total liabilities ..............................          412,313           374,197

Contingencies (See Note 11) ............................               --                --

SHAREHOLDERS' EQUITY:

Preferred stock, without par value; 1,000,000 shares
authorized; no shares issued and outstanding ...........               --                --
Common stock, without par value; 50,000,000 shares
     authorized; 25,685,538 and 24,516,478 shares issued
     and outstanding, respectively .....................          302,218           302,218
Common stock warrants; 100,000 outstanding .............              644               644
Loans to shareholders ..................................              (34)             (282)
Accumulated other comprehensive income .................              551               787
Accumulated deficit ....................................         (172,132)         (166,770)
                                                                ---------         ---------
        Total shareholders' equity .....................          131,247           136,597
                                                                ---------         ---------
        Total liabilities and shareholders' equity .....        $ 543,560         $ 510,794
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

                                 RENT-WAY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (All amounts in thousands, except per share data)
                                   (Unaudited)

                                                             Three Months Ended
                                                                December 31,
                                                        ---------------------------
                                                          2002               2001
                                                        ---------         ---------
REVENUES:
Rental revenue .................................        $  96,787         $  96,840
Prepaid phone service revenue ..................            9,261             9,203
Other revenues .................................           13,790            14,560
                                                        ---------         ---------
       Total revenues ..........................          119,838           120,603

COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
    Rental merchandise .........................           28,693            33,874
    Property and equipment .....................            5,656             6,398
    Amortization of intangibles ................              478               615
Cost of prepaid phone service ..................            5,727             5,482
Salaries and wages .............................           33,745            30,486
Advertising, net ...............................            8,760            10,320
Occupancy ......................................            7,660             8,033
Other operating expenses .......................           24,625            24,089
                                                        ---------         ---------
        Total costs and operating expenses .....          115,344           119,297
                                                        ---------         ---------
        Operating income .......................            4,494             1,306

OTHER INCOME (EXPENSE):
Interest expense ...............................           (9,096)          (14,418)
Interest income ................................               11               213
Other income ...................................            1,487             1,778
                                                        ---------         ---------
Loss before income taxes, cumulative
   effect of change in accounting principle and
   discontinued operations .....................           (3,104)          (11,121)
Income tax expense .............................            1,430            10,622
                                                        ---------         ---------

Loss before cumulative effect of change in
accounting principle and discontinued
  operations ...................................           (4,534)          (21,743)
Cumulative effect of change in accounting
principle ......................................               --           (41,527)
Loss from discontinued operations ..............             (827)             (952)
                                                        ---------         ---------
       Net loss ................................        $  (5,361)        $ (64,222)
                                                        =========         =========

LOSS PER COMMON SHARE (NOTE 5):
Basic loss per common share:
     Loss before cumulative effect of change in
accounting principle and discontinued
  operations ...................................        $   (0.18)        $   (0.89)
                                                        =========         =========
     Net loss ..................................        $   (0.21)        $   (2.62)
                                                        =========         =========

Diluted loss per common share:
     Loss before cumulative effect of change in
accounting
     principle and discontinued operations .....        $   (0.18)        $   (0.89)
                                                        =========         =========
     Net loss ..................................        $   (0.21)        $   (2.62)
                                                        =========         =========

Weighted average common shares outstanding:
     Basic .....................................           25,686            24,512
                                                        =========         =========
     Diluted ...................................           25,686            24,512
                                                        =========         =========




   The accompanying notes are an integral part of these financial statements.

                                 RENT-WAY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (All amounts in thousands)
                                   (Unaudited)


                                                                   Three Months Ended
                                                                      December 31,
                                                               ---------------------------
                                                                  2002              2001
                                                               ---------         ---------
OPERATING ACTIVITIES:
Net loss ..............................................        $  (5,361)        $ (64,222)
Loss from discontinued operations .....................             (827)             (952)
Loss from continuing operations .......................           (4,534)          (63,270)
Adjustments to reconcile net loss to net cash used in
operating activities:
    Depreciation and amortization .....................           34,988            40,887
    Deferred income taxes .............................            1,430            (6,786)
    Write-off of deferred financing costs .............               --             3,810
    Goodwill impairment ...............................               --            58,935
    Write-off of property and equipment ...............              102               537
    Gain on sale of assets ............................             (195)             (544)
Changes in assets and liabilities:
    Prepaid expenses ..................................              466             5,058
    Rental merchandise ................................          (53,900)          (64,300)
    Rental merchandise deposits and credits due from ..               75               558
vendors
    Income tax receivable .............................                4               986
    Other assets ......................................             (392)            1,624
    Accounts payable ..................................            3,875              (521)
    Other liabilities .................................            2,056           (11,901)
                                                               ---------         ---------
       Net cash used in continuing operations .........          (16,025)          (34,927)
         Net cash used in discontinued operations .....           (2,205)             (952)
                                                               ---------         ---------
         Net cash used in operating activities ........          (18,230)          (35,879)
                                                               ---------         ---------


INVESTING ACTIVITIES:
    Purchase of businesses, net of cash acquired ......             (259)             (885)
    Purchases of property and equipment ...............           (1,991)           (3,316)
    Proceeds from sale of stores and other assets .....              303               867
                                                               ---------         ---------
       Net cash used in investing activities ..........           (1,947)           (3,334)
                                                               ---------         ---------

FINANCING ACTIVITIES:
    Proceeds from borrowings ..........................          174,000           205,000
    Payments on borrowings ............................         (168,858)         (176,272)
    Book overdraft ....................................           13,509            10,120
    Deferred financing costs ..........................               --            (2,643)
    Proceeds from common stock and warrant issuance ...               --                26
    Interest on shareholder loans .....................               (3)               --
    Payment of loans by directors .....................              251               351
    Interest on loans to directors ....................               --               (18)
                                                               ---------         ---------
       Net cash provided by financing activities ......           18,899            36,564
                                                               ---------         ---------
         Decrease in cash .............................           (1,278)           (2,649)
                                                               ---------         ---------

Cash and cash equivalents at beginning of period ......            7,295            10,515
                                                               ---------         ---------

Cash and cash equivalents at end of period ............        $   6,017         $   7,866
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

                                 RENT-WAY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (All amounts in thousands, except per share data)
                                   (Unaudited)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Cont'd:


ALLOCATION OF INTEREST TO DISCONTINUED OPERATIONS. These financial statements reflect the allocation of interest to the Company's discontinued operations in accordance with the consensus reached in EITF 87-24 "Allocation of Interest to Discontinued Operations". The changes from the previously filed Form 10-Q are set out below:



                                                Three Months Ended December 31, 2002     Three Months Ended December 31, 2001
                                                ------------------------------------     -------------------------------------
                                                Previously                     As        Previously                     As
                                                 Reported    Adjustment      Revised      Reported     Adjustment     Revised
                                                ----------   ----------      -------     ----------    ----------     -------
Condensed Consolidated Statement of
Operations

Interest expense                                $(11,168)     $  2,072      $ (9,096)     $(16,569)     $  2,151      $(14,418)
Loss before income taxes, cumulative
   effect of change in accounting
   principle and discontinued operations          (5,176)        2,072        (3,104)      (13,272)        2,151       (11,121)
Loss before cumulative effect of change in
   accounting principle and discontinued
   operations                                     (6,606)        2,072        (4,534)      (23,894)        2,151       (21,743)

Income (loss) from discontinued operations         1,245        (2,072)         (827)        1,199        (2,151)         (952)
Basic loss per share before cumulative
   effect of change in accounting principle
   and discontinued operations                     (0.26)         0.08         (0.18)        (0.97)         0.09         (0.89)
Diluted loss per share before cumulative
   effect of change in accounting principle
   and discontinued operations                     (0.26)         0.08         (0.18)        (0.97)         0.09         (0.89)

Condensed Consolidated Statement of Cash
Flows

Income (loss) from discontinued operations         1,245        (2,072)         (827)        1,199        (2,151)         (952)

Loss from continuing operations                   (6,606)        2,072        (4,534)      (65,421)        2,151       (63,270)

Net cash used in continuing operations           (18,097)        2,072       (16,025)      (37,078)        2,151       (34,927)

Net cash used in discontinued operations            (133)       (2,072)       (2,205)        1,199        (2,151)         (952)


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

3.  DISCONTINUED OPERATIONS:

On December 17, 2002, the Company entered into a definitive purchase agreement to sell 295 stores to Rent-A-Center, Inc. for approximately $101,500. These stores are all included in the household rental segment. The transaction closed on February 8, 2003. The final purchase price for the stores will be approximately $100,400. As required under the Company's credit agreement, all proceeds of the sale, net of transaction costs, store closing and similar expenses, will be used to pay existing bank debt. Of the approximate $100,400 purchase price, $10,000 is being held back by Rent-A-Center to secure the Company's indemnification obligations, $5,000 for 90 days following closing and $5,000 for 18 months following closing. Also, there is a $24,500 escrow held by National City Bank for 180 days to fund transaction expenses. The assets being sold include rental merchandise, vehicles under capital leases and certain fixed assets. Vehicle lease obligations will paid by the Company out of the proceeds from the sale. The Company will record receivables for these based upon its ability to fully satisfy the indemnification obligations of the agreement. Subsequent to the completion of the sale, the Company will operate 766 stores in 33 states.

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


Interest on debt that is required to be repaid as a result of the disposal transaction is allocated to loss from discontinued operations. The effective interest rate on the outstanding debt of the Company at the end of the period reported is applied to the $68,643 estimated debt pay-down from the proceeds. The amount of interest reclassified to loss from discontinued operations is $2,072 and $2,151 for the three-month periods ending December 31, 2002 and 2001, respectively.

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


                                                                   Three Months Ended       Three Months Ended
                                                                     December 31,2002        December 31,2001
                                                                   -------------------      ------------------
           Revenues                                                     $  31,290               $   33,501
           Expenses from discontinued operations (including
           exit costs and interest expense)                               (30,751)                 (34,453)
           Rental merchandise fair value adjustment                        (1,366)                      --
           Income tax benefit                                                  --                       --
                                                                        ---------               ----------
           Net loss from discontinued operations                        $    (827)               $    (952)
                                                                        ==========              ===========


Assets and liabilities of the stores held for sale included in the Condensed Consolidated Balance Sheet are as follows:

                                     December 31,    September 30,
Assets:                                   2002           2002
                                       --------        --------
    Rental Merchandise, net(1)         $ 54,792        $ 48,456
    Goodwill                             41,291          41,291
    Property and equipment, net           4,456           5,126
    Costs of sale                           110              --
    Utility Deposits                         37              36
                                       --------        --------
                                       $100,686        $ 94,909
                                       ========        ========

Liabilities:
    Vehicle lease obligation           $  2,363        $  3,181
    Customer deposits                        98             105
                                       --------        --------
                                       $  2,461        $  3,286
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




Property and equipment held for sale was comprised of the following:

                                     December 31,    September 30,
                                         2002            2002
                                       --------         -------
Leasehold improvements                 $  3,290         $ 3,274
Computer equipment                          592             596
Furniture and fixtures                      819             818
Vehicles                                  5,500           5,500
Accumulated depreciation                 (5,745)         (5,062)
                                       --------        --------
Property and equipment, net            $  4,456        $  5,126
                                       ========        ========

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

                                             Fixed           Lease
                                             Asset        Termination
                                           Write Offs        Costs           Total
                                            -------         -------         -------
Balance at September 30, 2001 ......        $    --         $ 5,084         $ 5,084
Fiscal 2002 Provision ..............            373             458             831
Amount utilized in fiscal 2002 .....           (373)         (3,407)         (3,780)
                                            -------         -------         -------
Balance at September30, 2002 .......        $    --           2,135         $ 2,135
                                            -------         -------         -------
Fiscal 2003 Provision (Q1) .........             10              92             102
Amount utilized in Fiscal 2003,
  (Q1) .............................            (10)           (392)           (402)
                                            -------         -------         -------
Balance at December 31, 2002 .......        $    --         $ 1,835         $ 1,835
                                            =======         =======         =======

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




The following table reconciles the basic and diluted loss per common share computation:




                                                                               Three Months Ended
                                                                                   December 31,
                                                                           -----------------------------
                                                                                   (unaudited)
                                                                           -----------------------------
                                                                              2002               2001
                                                                           ----------         ----------
COMPUTATION OF LOSS PER SHARE:
    Loss before cumulative effect of change in accounting principle
    and discontinued operations ...................................        $   (4,534)        $  (21,743)

    Cumulative effect of change in accounting principle ...........                --            (41,527)
    Discontinued operations .......................................              (827)              (952)
                                                                           ----------         ----------
    Net loss ......................................................        $   (5,361)        $  (64,222)
                                                                           ==========         ==========
    Weighted average common shares used in calculating basic loss
       per share ..................................................            25,686             24,512
    Add incremental shares representing:
       Shares issuable upon exercise of stock options, warrants and
          escrowed shares (1) .....................................                --                 --
                                                                           ----------         ----------
    Weighted average number of shares used in calculation of
    diluted loss per share (in 000's) .............................            25,686             24,512
                                                                           ==========         ==========

    BASIC loss per share
    Loss before cumulative effect of change in accounting
    principle and discontinued operations .........................        $    (0.18)        $    (0.89)
    Cumulative effect of change in accounting principle ...........                --              (1.69)
    Discontinued operations .......................................             (0.03)             (0.04)
                                                                           ----------         ----------
    Net loss ......................................................        $    (0.21)        $    (2.62)
                                                                           ==========         ==========

    DILUTED loss per share
    Loss before cumulative effect of change in accounting
    principle and discontinued operations .........................        $    (0.18)        $    (0.89)
    Cumulative effect of change in accounting principle ...........                --              (1.69)
    Discontinued operations .......................................             (0.03)             (0.04)
                                                                           ----------         ----------
    Net loss ......................................................        $    (0.21)        $    (2.62)
                                                                           ==========         ==========



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



6. GOODWILL--ADOPTION OF STATEMENT 142, continued:


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




The following table shows the net carrying value of goodwill as of December 31, 2002, and September 30, 2002, for the Company's segments:

                                                                   Prepaid
                                                 Household        Telephone            Total
                                               Rental Segment   Service Segment      Segments
                                               --------------   ---------------      --------
            Goodwill                              $ 181,905        $   6,594         $188,499
            Goodwill, assets held for sale           41,291               --           41,291
                                                  ---------        ---------         --------
                                                  $ 223,196        $   6,594         $229,790
                                                  =========        =========         ========

The following table reflects the components of amortizable intangible assets at December 31, 2002:

                                                                                    Net
                                                  Purchase        Cumulative      Carrying
                                                   Amount        Amortization      Amount
                                                  --------       ------------     --------
           Amortizable intangible assets:
               Non-compete agreements             $  2,630         $ (1,823)      $    807
               Customer contracts                    1,164             (814)           350
               Exclusivity agreement                 2,050           (1,822)           228
                                                  --------         ---------      --------
                                                  $  5,844         $ (4,459)      $  1,385
                                                  ========         ========       ========

There were no changes to the amortization methods and lives of the amortizable intangible assets.

7. DEBT:

Debt consists of the following:

                                                   December 31,    September 30,
                                                      2002            2002
                                                    ---------       ---------
             Senior credit facility..........       $ 284,954       $ 277,121
             Notes Payable...................              83              86
                                                    ---------       ---------
                                                    $ 285,037       $ 277,207
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



                                              Other Comprehensive         Accumulated Other
                                                     Income             Comprehensive Income
                                              -------------------       --------------------
           Net loss for the three months
                ended December 31, 2002            $ (5,361)                 $       --
           SFAS 133 Transition amount                   787                         787
           Amortization of SFAS 133
                Transition amount                      (236)                       (236)
                                                   --------                  ----------
           Total for three months ended
                December 31, 2002                  $ (4,810)                 $      551
                                                   =========                 ==========

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


11. CONTINGENCIES, continued:


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

12. INCOME TAXES:

During the first quarter of fiscal 2003, the Company recorded income tax expense of $1,430 million due to the Company's inability to book the reversal of the deferred tax liability associated with tax deductible goodwill to offset a portion of its deferred tax asset following the adoption of SFAS 142. The deferred tax asset, net of liabilities excluding goodwill, increased from $63,944 at September 30, 2002, to $65,433 at December 31, 2002. This represented an increase of $1,489 for the quarter. A full valuation allowance has been provided against the deferred tax asset. A deferred tax liability of $1,430 has been established for goodwill.

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

                                   Household              Prepaid
For the three months ended          Rental               Telephone           Inter-segment
December 31, 2002                   Service               Service              Activity                Total
--------------------------         ---------             ---------             --------              ---------
Total revenue .........            $ 110,988             $   9,275             $    (425)            $ 119,838
                                   =========             =========             =========             =========
Operating income (loss)            $   4,678             $    (345)            $     161             $   4,494
                                   =========             =========             =========             =========
Net loss ..............            $  (5,105)            $    (387)            $     131             $  (5,361)
                                   =========             =========             =========             =========

Total Assets ..........            $ 542,899             $   4,500             $  (3,839)            $ 543,560
                                   =========             =========             =========             =========


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


                                                                    Three Months Ended
                                                                       December 31,
                                                                   ----------------------
                                                                     2002           2001
                                                                   -------        -------
        REVENUES:
          Rental revenue ..................................           80.8%          80.3%
          Prepaid phone service revenue ...................            7.7            7.6
          Other revenue ...................................           11.5           12.1
                                                                   -------        -------
             Total revenues ...............................          100.0          100.0

        COSTS AND OPERATING EXPENSES:
        Depreciation and amortization
          Rental merchandise ..............................           23.9           28.1
          Property and equipment ..........................            4.7            5.3
          Amortization of  other intangibles ..............            0.4            0.5
                                                                   -------        -------
             Total depreciation and amortization ..........           29.0           33.9
        Cost of prepaid phone service .....................            4.8            4.6
        Salaries and wages ................................           28.2           25.3
        Advertising .......................................            7.3            8.5
        Occupancy .........................................            6.4            6.7
        Other operating expenses ..........................           20.5           20.0
                                                                   -------        -------
             Total costs and operating expenses ...........           96.2           99.0
                                                                   -------        -------
             Operating income .............................            3.8            1.0
        Interest expense ..................................           (7.6)         (11.9)
        Interest income ...................................             --            0.2
        Other income ......................................            1.2            1.5
                                                                   -------        -------
             Loss before income taxes .....................           (2.6)          (9.2)
                                                                   =======        =======
        Income tax expense ................................            1.2            8.8
        Net loss before cumulative effect of change in
        accounting principle and discontinued operations ..           (3.8)         (18.0)
        Cumulative effect of change in accounting principle             --          (34.4)
         Loss from discontinued operations ................           (0.7)          (0.8)
                                                                   -------        -------
        Net loss ..........................................           (4.5)%        (53.2)%
                                                                   =======        =======


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

                                 RENT-WAY, INC.


Depreciation and Amortization. Depreciation expense related to rental merchandise decreased to 23.9% as a percentage of total revenues from 28.1%. In fiscal 2002, the Company took steps to increase gross profit margins on rental contracts. These steps included increasing weekly rental rates of personal computers to competitive market rates, implementing a program to eliminate free Internet service by replacing it with a prepaid, unlimited Internet product, increasing rental rates on certain core products to competitive market rates, and introducing higher-end, higher-margin merchandise to the stores. The Company expects depreciation expense as a percentage of total revenues to continue decreasing during the remainder of fiscal 2003 as product margins improve due to continued execution of the Company's pricing strategy.

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


Interest Expense. Interest expense decreased from 11.9% to 7.6% as a percentage of total revenues. The Company's credit facility requires the Company to accrue additional payment-in-kind interest at a rate of 200 to 500 basis points that is due and payable on the maturity date of its term loans. This payment-in-kind interest amounted to $3.5 million in the three-month period ended December 31, 2002 and $3.7 million for the three-month period ending December 31, 2001. Deferred financing costs of $3.4 million were reclassified from an extraordinary item as reported in fiscal 2002 to interest expense for the three-month period ended December 31, 2001, as a result of adoption of SFAS 145.


Other Income. Other income was $1.5 million for the three months ended December 31, 2002, compared to $1.8 million in the three months ended December 31, 2001. This change is primarily due to a decrease in the positive change in the fair market value of the interest rate swap portfolio.

                                 RENT-WAY, INC.


Income Tax Expense. During the first quarter of fiscal 2003, the Company recorded income tax expense of $1.4 million due to the Company's inability to book the reversal of the deferred tax liability associated with tax deductible goodwill to offset a portion of its deferred tax asset following the adoption of SFAS 142. During the first quarter of fiscal 2002, the Company recorded income tax expense of $10.6 million due to the Company's inability to look to the reversal of the deferred tax liability associated with tax deductible goodwill to offset a portion of its deferred tax asset following the adoption of SFAS 142 on October 1, 2001.

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


Loss From Discontinued Operations. On December 17, 2002, the Company entered into a definitive purchase agreement to sell 295 stores to Rent-A-Center, Inc. for approximately $101.5 million, which transaction has since closed. These stores are all included in the household rental segment. Related operating results, in accordance with SFAS 144, have been reported as discontinued operations (see Note 3).


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


For the three months ended December 31, 2002, operations used $18.2 million of cash flow compared to operations using $35.9 million for the three months ended December 31, 2001. The decrease in cash used by the fiscal 2003 period was primarily a result of the increase in other liabilities due to the accrual of payment-in-kind interest, and the increase in accounts payable offset by a decrease in prepaid expenses, other assets and deferred financing costs. The first quarter of the Company's fiscal year is typically the period with the highest volume of rental merchandise purchases due to buying for the holiday season. As a result, both rental merchandise and accounts payable are expected to increase during this period.

Net cash used in investing activities was $1.9 million for the three months ended December 31, 2002, compared to $3.3 million used in investing activities for the three months ended December 31, 2001. In the fiscal 2003 period, the purchase of property and equipment accounted for $1.9 million. In the fiscal 2002 period, the purchase of property and equipment accounted for $3.3 million.

                                 RENT-WAY, INC.


For the three months ended December 31, 2002, financing activities provided $18.9 million as compared to $36.6 million in the three months ended December 31, 2001. In the fiscal 2003 period, the Company borrowed $174.0 million and repaid $168.9 million. In the fiscal 2002 period, the borrowings were $205.0 million and repayments were $176.3 million. The company also incurred $2.6 million in deferred financing costs during the first quarter of fiscal 2002.

The following table presents obligations and commitments to make future payments under contracts and contingent commitments at December 31, 2002, and does not give effect to contractual obligations arising out of the Rent-A-Center transaction:

             Contractual Cash                            Due in less        Due in         Due in        Due after
             Obligation*                      Total     than one year     1-3 years       4-5 years        5 years
                                         ------------   -------------   -------------   -------------  -----------
             Long-term debt (1)           $   284,954     $   284,954     $       --     $       --     $       --
             Capital lease obligations         16,473           1,523         14,570            380             --
             Operating leases                 126,598          33,107         66,437         17,074          9,980
             Notes Payable                         83              13             68              2             --
                                          -----------     -----------     ----------     ----------     ----------
             Total cash obligations       $   428,108     $   319,597     $   81,075     $   17,456     $    9,980
                                          ===========     ===========     ==========     ==========     ==========

*Excludes the 401(k) restorative payments program as well as contingent liabilities including liabilities related to the ongoing litigation as these items cannot be estimated.

(1) Consists of Term Notes A, Term Notes B and revolving notes.

                                                           Amount of Commitment Expiration Per Period

             Other Commercial             Total Amounts     Less than                                        Over
             Commitments                   Committed         one year        1-3 years      4-5 years       5 years
                                          -------------     -----------     ----------      ----------     ----------
             Lines of credit              $         --      $        --     $       --      $       --     $       --
             Standby letters of credit           8,820            8,820             --              --             --
             Guarantees                             --               --             --              --             --
                                          ------------      -----------     ----------      ----------     ----------
             Total commercial
             commitments                  $      8,820      $     8,820     $       --      $       --     $       --
                                          ============      ===========     ==========      ==========     ==========

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

PART II -- OTHER INFORMATION

                                 RENT-WAY, INC.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  March 31, 2003                By: /s/ William A. McDonnell
                                        ----------------------------------------
                                     William A. McDonnell
                                     Vice President and Chief Financial Officer





Date:  March 31, 2003                By:  /s/ John A. Lombardi
                                         ---------------------------------------
                                     John A. Lombardi
                                     Chief Accounting Officer and Controller

                                  CERTIFICATION


I, William E. Morgenstern, certify that:


1 I have reviewed this amended quarterly report on Form 10-Q/A of Rent-Way, Inc.;


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


Date:    March 31, 2003               /s/ WILLIAM E. MORGENSTERN
                                      --------------------------
                                      William E. Morgenstern
                                      Chairman of the Board of Directors, and
                                      Chief Executive Officer

                                  CERTIFICATION


I, William A. McDonnell, certify that:


1. I have reviewed this amended quarterly report on Form 10-Q/A of Rent-Way, Inc.;



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


Date:    March 31, 2003                           /s/ WILLIAM A. MCDONNELL
                                                  ------------------------
                                                  William A. McDonnell
                                                  Vice President and
                                                  Chief Financial Officer

                                  EXHIBIT INDEX



No.      Exhibit Name
-----    ------------

99.1*    Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


-----------------------
*Filed herewith