Form 10-Q
period 2003-03-31
RENT WAY INC
filed 2003-05-05
CIK 893046

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [ X ] No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes [ X ] No [   ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                      Class              Outstanding as of April 28, 2003
             -----------------------     --------------------------------
                  Common Stock                      25,685,538

                                 RENT-WAY, INC.

                                                                                                          PAGE
 PART I   FINANCIAL INFORMATION

          Item 1.   Financial Statements:

                    Condensed Consolidated Balance Sheets as of March 31, 2003 (unaudited) and
                         September 30, 2002.........................................................        3

                    Condensed Consolidated Statements of Operations, three and six months
                         ended March 31, 2003 and 2002 (unaudited)..................................        4

                    Condensed Consolidated Statements of Cash Flows, six months ended March
                         31, 2003 and 2002 (unaudited)..............................................        5

                    Notes to Condensed Consolidated Financial Statements (unaudited)................        6

          Item 2.   Management's Discussion and Analysis of Financial Condition
                         and Results of Operations..................................................       18

          Item 3.   Quantitative and Qualitative Disclosures About Market Risk......................       26

          Item 4.   Controls and Procedures.........................................................       27

 PART II  OTHER INFORMATION

          Item 1.   Legal Proceedings...............................................................       28

          Item 4.   Submission of Matters to a Vote of Security Holders.............................       28

          Item 6.   Exhibits and Reports on Form 8-K................................................       28

          Signatures...............................................................................        30
          Certifications...........................................................................        31

                                 RENT-WAY, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (All dollar amounts in thousands)

                                                              MARCH 31,     SEPTEMBER 30,
                                                                2003            2002
                                                              ---------     -------------
                                                             (unaudited)
ASSETS

Cash and cash equivalents ..............................      $  10,233       $   7,295
Prepaid expenses .......................................         12,129          10,361
Income tax receivable ..................................          4,380           4,191
Rental merchandise, net ................................        177,560         147,608
Rental merchandise deposits and credits due from
vendors ................................................            815             995
Property and equipment, net ............................         40,870          49,190
Goodwill ...............................................        188,499         188,499
Deferred financing costs, net ..........................          1,469           1,870
Intangible assets, net .................................            911           1,700
Other assets ...........................................         26,965           4,176
Assets held for sale (Note 3) ..........................             --          94,909
                                                              ---------       ---------
        Total assets ...................................      $ 463,831       $ 510,794
                                                              =========       =========


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable .......................................      $  32,589       $  17,643
Liabilities related to assets held for sale (Note 3) ...             --           3,286
Other liabilities ......................................        111,179          76,061
Deferred tax liability .................................          2,977              --
Debt ...................................................        213,960         277,207
                                                              ---------       ---------
        Total liabilities ..............................        360,705         374,197

Contingencies (See Note 13) ............................             --              --

SHAREHOLDERS' EQUITY:

Preferred stock, without par value; 1,000,000 shares
authorized; no shares issued and outstanding ...........             --              --
Common stock, without par value; 50,000,000 shares
authorized; 25,685,538 and 25,685,538 shares issued
and outstanding, respectively ..........................        302,218         302,218
Common stock warrants; 100,000 outstanding .............            644             644
Loans to shareholders ..................................             --            (282)
Accumulated other comprehensive income .................            314             787
Accumulated deficit ....................................       (200,050)       (166,770)
                                                              ---------       ---------
        Total shareholders' equity .....................        103,126         136,597
                                                              ---------       ---------
        Total liabilities and shareholders' equity .....      $ 463,831       $ 510,794
                                                              =========       =========


   The accompanying notes are an integral part of these financial statements.

                                 RENT-WAY, INC.

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (All
               dollar amounts in thousands, except per share data)
                                   (Unaudited)


                                                    Three Months Ended               Six Months Ended
                                                         March 31,                       March 31,
                                                 -------------------------       -------------------------
                                                   2003             2002           2003             2002
                                                 ---------       ---------       ---------       ---------
REVENUES:
Rental revenue ............................      $ 104,489       $ 102,361       $ 201,277       $ 198,374
Prepaid phone service revenue .............          9,931          10,192          19,192          19,395
Other revenues ............................         15,819          16,472          29,608          31,829
                                                 ---------       ---------       ---------       ---------
       Total revenues .....................        130,239         129,025         250,077         249,598

COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
    Rental merchandise ....................         33,320          36,611          62,013          70,486
    Property and equipment ................          5,153           6,140          10,809          12,817
    Amortization of intangibles ...........            474             615             952           1,230
Cost of prepaid phone service .............          6,012           6,363          11,739          11,845
Salaries and wages ........................         32,562          29,716          66,306          60,546
Advertising, net ..........................          4,721           5,213          13,481          15,397
Occupancy .................................          8,445           7,940          16,105          16,463
Restructuring costs .......................          2,215              --           2,215              --
Other operating expenses ..................         29,815          26,124          54,440          50,117
                                                 ---------       ---------       ---------       ---------
        Total costs and operating
        expenses ..........................        122,717         118,722         238,060         238,901
                                                 ---------       ---------       ---------       ---------
        Operating income ..................          7,522          10,303          12,017          10,697

OTHER INCOME (EXPENSE):
Settlement of class action lawsuit ........        (14,000)             --         (14,000)             --
Interest expense ..........................         (9,249)        (10,593)        (18,345)        (25,027)
Interest income ...........................             43              95              54             308
Other income ..............................          1,795           2,609           3,282           4,389
                                                 ---------       ---------       ---------       ---------
   Income (loss) before income taxes,
   cumulative effect of change in
   accounting principle and
   discontinued operations ................        (13,889)          2,414         (16,992)         (9,633)
Income tax expense ........................            672           2,014           2,102          12,636
                                                 ---------       ---------       ---------       ---------

Income (loss) before cumulative effect
of change in accounting principle and
discontinued operations ...................        (14,561)            400         (19,094)        (22,269)
Cumulative effect of change in
accounting principle ......................             --              --              --         (41,527)
Income (loss) from discontinued
operations ................................        (13,357)          1,197         (14,184)          1,171
                                                 ---------       ---------       ---------       ---------
       Net income (loss) ..................      $ (27,918)      $   1,597       $ (33,278)      $ (62,625)
                                                 =========       =========       =========       =========

EARNINGS (LOSS) PER COMMON
SHARE (NOTE 5):
Basic earnings (loss) per common share:
    Income (loss) before cumulative
    effect of change in accounting
    principle and discontinued
    operations ............................      $   (0.57)      $    0.02       $   (0.74)      $   (0.91)
                                                 =========       =========       =========       =========
     Net income (loss) ....................      $   (1.09)      $    0.07       $   (1.30)      $   (2.55)
                                                 =========       =========       =========       =========

Diluted earnings (loss) per common share:
  Income (loss) before cumulative
   effect of change in accounting
   principle and discontinued
   operations .............................      $   (0.57)      $    0.02       $   (0.74)      $   (0.91)
                                                 =========       =========       =========       =========
     Net loss .............................      $   (1.09)      $    0.07       $   (1.30)      $   (2.55)
                                                 =========       =========       =========       =========

Weighted average common shares outstanding:
     Basic ................................         25,686          24,530          25,686          24,521
                                                 =========       =========       =========       =========
     Diluted ..............................         25,686          24,633          25,686          24,521
                                                 =========       =========       =========       =========


   The accompanying notes are an integral part of these financial statements.

                                 RENT-WAY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (All dollar amounts in thousands)
                                   (Unaudited)


                                                                          Six Months Ended
                                                                              March 31,
                                                                     -------------------------
                                                                        2003            2002
                                                                     ---------       ---------
OPERATING ACTIVITIES:
Net loss ......................................................      $ (33,278)      $ (62,625)
Adjustments to reconcile net loss to net cash provided by (used
in) operating activities:
    (Income) loss from discontinued operations ................         14,184          (1,171)
    Depreciation and amortization .............................         73,774          84,533
    Deferred income taxes .....................................          2,977          (4,772)
    Write-off of deferred financing costs .....................             --           3,810
    Goodwill impairment .......................................             --          58,935
    Write-off of property and equipment .......................          1,493           1,230
    Gain on sale of assets ....................................           (584)           (476)
Changes in assets and liabilities:
    Prepaid expenses ..........................................         (1,768)           (768)
    Rental merchandise ........................................        (91,976)        (84,822)
    Rental merchandise deposits and credits due from vendors ..            180           1,045
    Income tax receivable .....................................           (189)          3,267
    Other assets ..............................................        (13,551)          1,941
    Accounts payable ..........................................          6,873           5,525
    Other liabilities .........................................         26,634          (3,390)
                                                                     ---------       ---------
       Net cash provided by (used in) continuing operations ...        (15,231)          2,262
         Net cash used in discontinued operations .............         (7,253)           (507)
                                                                     ---------       ---------
         Net cash provided by (used in) operating activities ..        (22,484)          2,769
                                                                     ---------       ---------


INVESTING ACTIVITIES:
    Purchase of businesses, net of cash acquired ..............           (259)         (1,095)
    Purchases of property and equipment .......................         (4,114)         (5,690)
    Proceeds from sale of stores and other assets .............         90,456           1,833
                                                                     ---------       ---------
       Net cash provided by (used in) investing activities ....         86,083          (4,952)
                                                                     ---------       ---------

FINANCING ACTIVITIES:
    Proceeds from borrowings ..................................        336,007         358,000
    Payments on borrowings ....................................       (399,254)       (347,038)
    Payment on capital leases .................................         (5,035)         (6,369)
    Book overdraft ............................................          8,073          (1,313)
    Proceeds from stock issuance ..............................             --             105
    Deferred financing costs ..................................           (734)         (2,644)
    Payment of shareholder/director loans .....................            282             321
                                                                     ---------       ---------
       Net cash provided by (used in) financing activities ....        (60,661)          1,062
                                                                     ---------       ---------
         Increase (decrease) in cash ..........................          2,938          (1,121)
                                                                     ---------       ---------

Cash and cash equivalents at beginning of period ..............          7,295          10,515
                                                                     ---------       ---------

Cash and cash equivalents at end of period ....................      $  10,233       $   9,394
                                                                     =========       =========

   The accompanying notes are an integral part of these financial statements.

                                 RENT-WAY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (All dollar amounts in thousands, except per share data)
                                   (Unaudited)


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

DISCONTINUED OPERATIONS. On December 17, 2002, the Company entered into a definitive purchase agreement to sell rental merchandise and related contracts of 295 stores to Rent-A-Center, Inc. Rent-A-Center, Inc. purchased certain fixed assets and assumed related store leases of 125 of these stores. Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of this component have been segregated from those of continuing operations and are presented in the Company's financial statements as discontinued operations (see Note 3).

RECLASSIFICATIONS. Certain amounts in the Condensed Consolidated Balance Sheet for September 30, 2002, the Condensed Consolidated Statement of Operations for the three- and six-months ended March 31, 2002, and the Condensed Consolidated Statement of Cash Flows for the six-months ended March 31, 2002, were reclassified to conform to the March 31, 2003, presentation.

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

3.  DISCONTINUED OPERATIONS:

On December 17, 2002, the Company entered into a definitive purchase agreement to sell rental merchandise and related contracts of 295 stores to Rent-A-Center, Inc. for approximately $101,500. These stores are all included in the household rental segment. Rent-A-Center, Inc. purchased certain fixed assets and assumed related store leases of 125 of these stores. The transaction closed on February 8, 2003. The final purchase price for the stores was approximately $100,400. As required under the Company's credit agreement, all proceeds of the sale, net of transaction costs, store closing and similar expenses, were used to pay existing bank debt. Of the approximate $100,400 purchase price, $10,000 is being held back by Rent-A-Center, Inc., to secure the Company's indemnification obligations, $5,000 for 90 days following closing and an additional $5,000 for 18 months following closing. The $5,000 held back by Rent-A-Center, Inc. for 18 months was discounted by $820 to record at the present value. The $820 discount will be amortized into income over the 18-month hold back period. Also, there is a $24,500 escrow held by National City Bank for 180 days to fund transaction-related expenses. The assets sold include rental merchandise, vehicles under capital leases and certain fixed assets. Vehicle lease obligations were paid by the Company out of the proceeds from the sale. The Company recorded receivables for these

                                 RENT-WAY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (All dollar amounts in thousands, except per share data)
                                   (Unaudited)


3.  DISCONTINUED OPERATIONS, continued:

based upon its ability to fully satisfy the indemnification obligations of the agreement. The Company now operates 753 stores in 33 states.

The asset group is distinguishable as a component of the Company and classified as held for sale in accordance with Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment on Disposal of Long-Lived Assets." Direct costs to transact the sale are comprised of, but not limited to, broker commissions, legal and title transfer fees and closing costs.

In connection with the sale of the stores, the Company has and will continue to incur additional direct costs related to the sale and exit costs related to these discontinued operations. Costs associated with an exit activity include, but are not limited to termination benefits, costs to terminate a contract that is not a capital lease and costs to consolidate facilities or relocate employees, in accordance with Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." There was a transition period as defined in the asset purchase agreement comprised of a period of thirty days from the date immediately following the closing date. During this transition period, the Company was liable for certain exit costs attributable to the operation and transition of the purchased stores, including, but not limited to, rent, utilities, costs applicable to office equipment, costs associated with vehicles, employee payroll, health and other employee benefits, workers compensation claims, health care claims and all other costs related to transition personnel. The Company accrued for employee separation costs as costs were incurred. These costs are included in the results of discontinued operations in accordance with SFAS 146.

Related operating results have been reported as discontinued operations in accordance with SFAS 144. The Company has reclassified the results of operations of the component to be disposed for the prior period in accordance with provisions of SFAS 144. There have been no corporate expenses (including advertising expense) included in expenses from discontinued operations. Interest on debt that is required to be repaid as a result of the disposal transaction is allocated to income (loss) from discontinued operations. The effective interest rate on the outstanding debt of the Company at the end of the period reported is applied to the $68,643 estimated debt pay-down from the proceeds. The amount of interest reclassified to loss from discontinued operations is $964 and $2,135 for the three-month periods and $3,036 and $4,270 for the six-month periods ending March 31, 2003 and 2002, respectively. Revenues and net income (loss) from the discontinued operations were as follows:

                                                      Three Months Ended             Six Months Ended
                                                           March 31,                     March 31,
                                                      2003           2002           2003           2002
                                                    --------       --------       --------       --------
Operating revenues ...........................      $ 15,065       $ 34,977       $ 46,355       $ 68,508
Operating expenses from discontinued
operations (including exit costs) (2) ........       (15,352)       (31,645)       (44,030)       (63,067)
Rental merchandise fair value adjustment .....        (3,395)            --         (4,762)            --
Reserve for present value of future minimum
lease payments on vacated stores (1) .........        (7,915)            --         (7,915)            --
Loss on sale of stores .......................          (796)            --           (796)            --
Interest expense .............................          (964)        (2,135)        (3,036)        (4,270)
Income tax benefit ...........................            --             --             --             --
                                                    --------       --------       --------       --------
Net income (loss) from discontinued
operations ...................................      $(13,357)      $  1,197       $(14,184)      $  1,171
                                                    ========       ========       ========       ========

(1) The reserve for future lease payments on vacated stores relates to the 170 stores for which Rent-A-Center, Inc. did not assume the leases. These costs are associated with the exit activity related to the sale of the 295 stores to Rent-A-Center, Inc., and are recorded in accordance with SFAS 146.

(2) The Company recorded exit costs associated with the operation and transition of the stores to Rent-A-Center, Inc. for 30 days after closing in accordance with SFAS 146.

                                 RENT-WAY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (All dollar amounts in thousands, except per share data)
                                   (Unaudited)


3.  DISCONTINUED OPERATIONS, continued:

Assets and liabilities of the stores held for sale included in the Condensed Consolidated Balance Sheet are as follows:

                                                March 31,        September 30,
                                                  2003               2002
                                                ---------        -------------
        Assets:
            Rental Merchandise, net(1)           $     --          $ 48,456
            Goodwill ..................                --            41,291
            Property and equipment,
            net(1) ....................                --             5,126
            Costs of sale .............                --                --
            Utility Deposits ..........                --                36
                                                 --------          --------
                                                     --            $ 94,909
                                                 ========          ========

        Liabilities:
            Vehicle lease obligation ..          $   --            $  3,181
            Customer deposits .........              --                 105
                                                 --------          --------
                                                 $   --            $  3,286
                                                 ========          ========

(1) Rental merchandise and property and equipment classified as held for sale are long-lived assets and have not been depreciated subsequent to December 17, 2002 (the measurement date) while classified as held for sale in accordance with SFAS 144. Held for sale assets are carried at the lower of carrying amount or fair value. The Company recorded a write-down for rental merchandise to fair value of $1,367 and $3,395 million based upon initial and subsequent estimates, which is reported in Income (Loss) from Discontinued Operations in the Condensed Consolidated Statement of Operations for the three-months ended December 31, 2002 and March 31, 2003, respectively.

Property and equipment held for sale was comprised of the following:

                                             March 31,        September 30,
                                               2003               2002
                                             ---------        -------------
        Leasehold improvements ....          $      --          $ 3,274
        Computer equipment ........                 --              596
        Furniture and fixtures ....                 --              818
        Vehicles ..................                 --            5,500
        Accumulated depreciation ..                 --           (5,062)
                                             ---------          -------
        Property and equipment,
        net .......................          $      --          $ 5,126
                                             =========          =======


4.  BUSINESS RATIONALIZATION:

The Company periodically closes under-performing stores and takes other actions to maximize its overall profitability. In connection with the closing of stores and taking other actions, it incurs employee severance, fixed asset write offs, lease termination costs and other direct exit costs related to these activities. The Company recorded employee severance costs of $810 of which $685 is employee severance cost and termination benefits included in discontinued operations in the six months ended March 31, 2003. The Company recorded $1,530 of fixed asset write-offs associated with restructuring costs that are included in the $1,739 fixed asset write-off provided for and utilized during the quarter ended March 31, 2003. There were no fixed asset write-offs included in discontinued operations. There was $7,915 of lease termination costs recorded in discontinued operations not included in the business rationalization footnote. See Note 3. The net amount of these costs were as follows:

                                               Fixed Asset            Lease
                                                Write Offs       Termination Costs         Total
                                               -----------       -----------------         -----
        Balance at September 30,
        2001 .........................             $   --             $ 5,084             $ 5,084
        Fiscal 2002 Provision ........                373                 458                 831
        Amount utilized in fiscal
        2002 .........................               (373)             (3,407)             (3,780)
                                                  -------             -------             -------
        Balance at September 30, 2002                  --               2,135               2,135
        Fiscal 2003 Provision ........              1,739                 236               1,975
        Amount utilized in Fiscal
        2003 .........................             (1,739)             (1,269)             (3,008)
                                                  -------             -------             -------
        Balance at March 31, 2003 ....            $    --             $ 1,102             $ 1,102
                                                  =======             =======             =======

Lease termination costs will be paid according to the contract terms.

                                 RENT-WAY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (All dollar amounts in thousands, except per share data)
                                   (Unaudited)

5.  EARNINGS (LOSS) PER COMMON SHARE:

Basic earnings (loss) per common share is computed using income (loss) available to common shareholders divided by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed using income
(loss) available to common shareholders and the weighted average number of shares outstanding adjusted for the potential impact of options and warrants where the effects are dilutive. Because operating results were a loss for the three- and six-month period ended March 31, 2003 and the six-month period ended March 31, 2002, basic and diluted loss per common share were the same.

The following table reconciles the basic and diluted earnings (loss) per common share computation:

                                                                    Three Months Ended               Six Months Ended
                                                                         March 31,                        March 31,
                                                                 --------------------------       ------------------------
                                                                   2003              2002           2003            2002
                                                                 --------          --------       --------        --------
COMPUTATION OF EARNINGS (LOSS) PER SHARE:

     Income (loss) before cumulative effect of change
     in accounting principle and discontinued operations......   $(14,561)         $    400       $(19,094)       $(22,269)
     Cumulative effect of change in accounting principle......         --                --             --         (41,527)
     Income (loss) from discontinued operations...............    (13,357)            1,197        (14,184)          1,171
                                                                 --------          --------       --------        --------
     Net income (loss)........................................   $(27,918)         $  1,597       $(33,278)       $(62,625)
                                                                 ========          ========       ========        ========

     Weighted average common shares used in
     calculating basic earnings (loss) per share..............     25,686            24,530         25,686          24,521
     Add incremental shares representing:
     Shares issuable upon exercise of stock options,
     warrants and escrowed shares (1)........................          --               103             --              --
                                                                 --------          --------       --------        --------
     Weighted average number of shares used in
     calculation of diluted earnings (loss) per share
     (in 000's)...............................................     25,686            24,633         25,686          24,521
                                                                 ========          ========       ========        ========

     BASIC earnings (loss) per share
     Income (loss) before cumulative effect of
     change in accounting principle and discontinued
     operations...............................................   $  (0.57)         $   0.02       $  (0.74)       $  (0.91)
     Cumulative effect of change in accounting
     principle ...............................................         --                --             --           (1.69)
     Income (loss) from discontinued operations...............      (0.52)             0.05          (0.56)           0.05
                                                                 --------          --------       --------        --------
     Net income (loss)........................................   $  (1.09)         $   0.07       $  (1.30)       $  (2.55)
                                                                 ========          ========       ========        ========

     DILUTED earnings (loss) per share
     Income (loss) before cumulative effect of
     change in accounting principle and discontinued
     operations...............................................   $  (0.57)         $   0.02       $  (0.74)       $  (0.91)
     Cumulative effect of change in accounting
     principle ...............................................         --                --             --           (1.69)
     Income (loss) from discontinued operations...............      (0.52)             0.05          (0.56)           0.05
                                                                 --------          --------       --------        --------
     Net income (loss)........................................   $  (1.09)         $   0.07       $  (1.30)       $  (2.55)
                                                                 ========          ========       ========        ========

(1) Including the effects of these items for the periods ended March 31, 2003 and 2002, would be antidilutive. Therefore, 7,813 of antidilutive common shares are excluded from consideration in the calculation of diluted loss per share for the three-months and six-months ended March 31, 2003; and, 5,467 and 5,398 of anitdilutive common shares are excluded from consideration in the calculation of diluted loss per share for the three-months and six-months ended March 31, 2002, respectively.

6.  GOODWILL--ADOPTION OF STATEMENT 142:

Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, ceases upon adoption. Thus, no amortization for such goodwill and indefinite lived intangibles was recognized in the accompanying Condensed Consolidated Statements of Operations for the three-and six-months ended March 31, 2003 and 2002. On an annual basis and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and a write down may be necessary.

In accordance with the provisions of SFAS 142, during fiscal 2002 the Company performed, with the assistance of an independent

                                 RENT-WAY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (All dollar amounts in thousands, except per share data)
                                   (Unaudited)


6.       GOODWILL--ADOPTION OF STATEMENT 142, continued

valuation firm, the impairment test of the carrying value of goodwill. This assessment resulted in an impairment write-down of $58,900, recorded in "Cumulative Effect of Change in Accounting Principle" in the amount of $41,500 (net of $17,400 in income taxes). In accordance with the transitional implementation guidance of SFAS 142, the write down was recorded retroactive to the Company's first quarter results of operations.

The Rent-A-Center, Inc., transaction (see Note 3) is an event that triggers an impairment assessment under the provisions of SFAS 142. The Company performed an impairment test of the carrying value of goodwill remaining after allocation of the fair value of goodwill to the assets held for sale. There was no impairment of goodwill as a result of this event. Goodwill held for sale was determined based on the ratio of the fair value of the 295 stores sold to Rent-A-Center, Inc., to the fair value of the entire Company before the sale of the stores. Goodwill allocated to the disposal group was $41,291.

The following table shows the net carrying value of goodwill as of March 31, 2003 for the Company's segments:

                                                    Prepaid
                                Household          Telephone           Total
                              Rental Segment    Service Segment       Segments
                              --------------    ---------------       --------
         Goodwill........       $ 181,905          $ 6,594            $ 188,499

The following table reflects the components of amortizable intangible assets at March 31, 2003:

                                                                           Net
                                            Purchase     Cumulative     Carrying
                                             Amount     Amortization     Amount
                                            --------    ------------    --------
        Amortizable intangible assets:
            Non-compete agreements ...      $ 2,630       $(1,947)      $   683
            Customer contracts .......        1,164          (993)          171
            Exclusivity agreement ....        2,050        (1,993)           57
                                            -------       -------       -------
                                            $ 5,844       $(4,933)      $   911
                                            =======       =======       =======

There were no changes to the amortization methods and lives of the amortizable intangible assets.

7. DEBT:

Debt consists of the following:

                                                March 31,    September 30,
                                                  2003            2002
                                                ---------    -------------
         Senior credit facility.............    $ 213,881      $ 277,121
         Notes Payable......................           79             86
                                                ---------      ---------
                                                $ 213,960      $ 277,207
                                                =========      =========

The Company's credit facility dated September 23, 1999, as amended November 17, 1999; December 6, 1999; December 7, 1999; June 28, 2000; October 5, 2001 and
June 24, 2002 is co-led by National City Bank of Pennsylvania, acting as administrative agent, Bank of America, N.A., acting as documentation agent, and Bank of Montreal and Harris Trust and Savings Bank, acting as syndication agents, provided for loans of $213,881 (revolving notes of $31,263 and Terms Loans A $53,382, and Term Loans B $129,236). The credit facility is collateralized by substantially all of the Company's assets.

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

                                 RENT-WAY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (All dollar amounts in thousands, except per share data)
                                   (Unaudited)

7. DEBT, continued:

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

The credit facility requires the Company to meet certain financial covenants and ratios including maximum leverage, minimum interest coverage, minimum net worth, fixed charge coverage, and rental merchandise usage ratios. In addition, the Company must meet requirements regarding monthly, quarterly, and annual financial reporting. The credit facility also contains non-financial covenants, which restrict actions of the Company with respect to the payment of dividends, acquisitions, mergers, disposition of assets or subsidiaries, issuance of capital stock, and capital expenditures. The Company may at any time repay outstanding borrowings, in whole or part, without premium or penalty, except with respect to restrictions identified with the selection of the euro rate option. As of March 31, 2003, the Company was in compliance with all covenants contained in the credit facility.

In the event that the leverage ratio as measured at June 30, 2003, for the four fiscal quarters then ended, is equal to or greater than 2.25 to 1.00, the Company will issue to the lenders warrants (the "Lender Warrants") for the purchase of the Company's common stock and will deliver the Registration Rights Agreement in the form provided for in the Lender Warrants. The shares of common stock that will be obtained by the lenders upon the exercise of the Lender Warrants shall equal 15% of the total outstanding voting power of all the outstanding shares of the Company immediately prior to the exercise of the Lender Warrants. The Lender Warrants shall be allocated to the lenders based upon each lender's ratable share. The Company shall at all times maintain a sufficient number of authorized shares of its common stock to permit the exercise by the lenders of the conversion of the Lender Warrants into shares of the Company's common stock. The Company would be required to issue the Lender Warrants based on the current leverage ratio at March 31, 2003.

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

                                 RENT-WAY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (All dollar amounts in thousands, except per share data)
                                   (Unaudited)


7. DEBT, continued:

As of March 31, 2003, the Company's credit facility debt under both the euro-rate option and the base-rate options plans were as follows:

          BORROWING OPTION PLAN                      AMOUNT              RATE
          ---------------------                      ------              ----
          Euro-rate tranche.................        $  53,382          6.79000%
          Euro-rate tranche.................          129,236          7.29000%
          Euro-rate tranche.................           10,000          6.88000%
          Euro-rate tranche.................           10,000          6.84000%
          Base-rate tranche.................           11,263          8.75000%
                                                    ---------
                                       Total        $ 213,881
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

          The leverage ratio (which is debt, including capital lease and letter of credit obligations, but not including payment-in-kind interest, plus three times occupancy expense for the four quarters then ended over the sum of cash flow from operations and occupancy expense for the four quarters then ended) cannot exceed 4.60 to 1.00 through March 31, 2003 or 4.50 to 1.00 thereafter.

          The interest coverage ratio (which is the consolidated cash flow from operations (net income, amortization, interest expense and income tax expense less non-cash credits to income) over interest expense for the four quarters then ended) must be at least 0.90 to 1.00 through March 31, 2003 and 1.00 to 1.00 thereafter.

          The consolidated net worth shall not be less than $165,000 plus 75% of net income with no deduction for losses, 90% of net proceeds from additional equity and 90% of any incremental additive equity associated with any acquisition.

          The fixed charge coverage ratio (which is consolidated cash flow from operations minus capital expenditures (excluding rental merchandise) to fixed charges (cash interest expense, income taxes and the current portion of long-term debt including capital leases)) must be at least
          0.60 to 1.00 through March 31, 2003 and 0.65 to 1.00 thereafter.

          The Company must maintain interest rate protection agreements in an amount of at least $160,000 during the period through May 30, 2003 and $100,000 after May 31, 2003.

          The Company cannot make any individual payments exceeding $1,000 or $20,000 in the aggregate for a fiscal year to purchase fixed assets including capital and operating leases (excluding leases of vehicles or store sites).

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

On January 2, 2003, the Company amended its credit facility. The amendment provided for a supplemental $10,000 term loan to the

                                 RENT-WAY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (All dollar amounts in thousands, except per share data)
                                   (Unaudited)

7. DEBT, continued:

Company, which was payable in full on the earlier of the Rent-A-Center, Inc., transaction closing date or March 31, 2003. In consideration for the amendment to the credit facility, the Company paid $250 as an amendment fee. This amendment fee was paid on February 8, 2003.

Upon closing of the Rent-A-Center, Inc., transaction, the Company funded $24,500 into a cash collateral account to be used by the Company for the payment of certain expenses incurred as a result of the sale. In addition, the Company made a mandatory prepayment of principal equal to the net after-tax cash proceeds of the sale less the amount funded into the cash collateral account.
The mandatory prepayment was applied first to the outstanding principal balance of the supplemental term loans advanced in the January 2 amendment, second to the revolving credit loans in the amount of $5,000, and third ratably to the outstanding principal balance of the Term Loans A and B. Any subsequent proceeds received from the Rent-A-Center, Inc., transaction shall be applied ratably to the outstanding principal balance of Term Loans A and B.

8.  STOCK OPTIONS:

The Company accounts for stock based compensation issued to its employees and directors in accordance with APB No. 25, and has elected to adopt the "disclosure only" provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require new prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

For SFAS No. 148 purposes, the fair value of each option granted under the 1992 Plan, the 1995 Plan, and the 1999 Plan is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for options granted in fiscal 2002, 2001 and 2000: expected volatility ranging from 47.41% to 95.23%, risk-free interest rates between 3.40% and 6.81%, and an expected life of five years.

If the Company had elected to recognize the compensation cost of its stock option plans based on the fair value of the awards under those plans in accordance with SFAS No. 148, net loss and loss per common share would have been increased to the pro-forma amounts below:

                                                            For the Six-Month Period Ended March 31,
                                                                   2003                 2002
                                                                 --------             --------
     Net loss before cumulative effect of change in
         accounting principle and extraordinary item:
        As reported .................................            $(19,094)            $(22,269)
        Compensation expense ........................              (3,395)              (5,913)
                                                                 --------             --------
        Pro-forma ...................................            $(22,489)            $(28,182)
                                                                 ========             ========
      Net loss:
        As reported .................................            $(33,278)            $(62,625)
        Compensation expense ........................              (3,395)              (5,913)
                                                                 --------             --------
        Pro-forma ...................................            $(36,673)            $(68,538)
                                                                 ========             ========
      Diluted loss per common share:
      Net loss before cumulative effect of change in
         accounting principle and extraordinary item
        As reported .................................            $  (0.74)            $  (0.91)
                                                                 ========             ========
        Pro-forma ...................................            $  (0.88)            $  (1.15)
                                                                 ========             ========

      Net loss
        As reported .................................            $  (1.30)            $  (2.55)
                                                                 ========             ========
        Pro-forma ...................................            $  (1.43)            $  (2.79)
                                                                 ========             ========

                                 RENT-WAY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (All dollar amounts in thousands, except per share data)
                                   (Unaudited)

8.  STOCK OPTIONS, continued:

During fiscal year 2002, there was a cancellation/re-issuance program for certain options. The re-issued options vest 50% on the re-issuance date (6/13/02) and 50% on the first anniversary. There have been no options granted during fiscal year 2003 thru March 31, 2003.

9.  SHAREHOLDERS' EQUITY:

On April 18, 2002, the Company sold 1.0 million restricted common shares and warrants to acquire 100,000 common shares to Calm Waters Partnership and two other investors (the "Investors") for $6,000. The warrants have an exercise price of $9.35 per share, subject to adjustment. The Company is required to issue 333,000 additional warrants to the Investors during the third quarter of fiscal year 2003, at an expected exercise price of $1.50 per share, because it failed to meet certain financial benchmarks.

10.  DERIVATIVE FINANCIAL INSTRUMENTS:

At March 31, 2003, the Company had interest rate swaps on a notional debt amount of $163,100 and a fair market value of ($7,132). The variable pay interest rate ranges from 5.09% to 6.97%. The maturity dates run through August 2005.

The Company's interest rate swaps do not meet the qualifications for hedge accounting treatment under Statement of Financial Accounting Standards No. 133. The Company's positive change in the fair market value of the interest rate swap portfolio was $1,375 and $2,580 for the three-months and six-months ended March 31, 2003, respectively. This was recorded to other income in the Company's Condensed Consolidated Statements of Operations.

11.  COMPREHENSIVE INCOME:

Comprehensive income encompasses net income and changes in the components of accumulated other comprehensive income not reflected in the Company's Condensed Consolidated Statements of Operations during the periods presented. Accumulated other comprehensive income consists of the transition asset recorded at the time of adoption of SFAS No. 133.

                                                                   Accumulated Other
                                                Comprehensive        Comprehensive
                                                Income (Loss)        Income (Loss)
                                                -------------      -----------------
         Net loss for the three months
             ended December 31,
             2002.....................            $ (5,361)            $     --
         SFAS 133 Transition amount ..                  --                  787
         Amortization of SFAS 133
             Transition amount .......                (236)                (236)
                                                  --------             --------
         Total for three months ended
            December 31, 2002 ........            $ (5,597)            $    551
                                                  ========             ========
         Net loss for the three months
             ended March 31, 2003 ....            $(27,918)            $     --
         SFAS 133 Transition amount ..                  --                  551
         Amortization of SFAS 133
             Transition amount .......                (237)                (237)
                                                  --------             --------
         Total for three months ended
             March 31, 2003 ..........            $(28,155)            $    314
                                                  ========             ========

12. NON-RECURRING ITEMS:

Restructuring Costs. During the second quarter of fiscal year 2003, the Company formulated a plan to restructure the corporate office through reductions in the corporate workforce to rationalize corporate costs for the 766 remaining stores subsequent to the sale to Rent-A-Center, Inc. As a result of this plan, the Company paid total pre-tax restructuring charges of $2,215 in the quarter ending March 31, 2003. The restructuring costs include $685 of employee severance and termination benefits and $1,530 of fixed asset write-offs in the household rental segment. These restructuring activities were completed during the fiscal quarter ended March 31, 2003.

                                 RENT-WAY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (All dollar amounts in thousands, except per share data)
                                   (Unaudited)

12. NON-RECURRING ITEMS, continued:

Settlement of Class Action Lawsuit. In April 2003, the Company entered into a settlement agreement with the lead plaintiff in the shareholder class action currently pending in the U.S. District Court for the Western District of Pennsylvania. The settlement agreement provides for the release of the Company and all other defendants except for the former controller and the independent accountants in return for the payment of $25,000 to the class. The $25,000 payment consists of $21,000 in cash, of which $11,000 is to be funded by insurance, and $4,000 in two-year, unsecured subordinated notes bearing interest at 6%. The settlement is subject to several conditions described in footnote 13 below. Based on this settlement agreement, the Company believes that losses associated with proceedings discussed above are probable and estimable and has recorded a net $14,000 charge for this settlement. The estimate of the potential impact on the Company's financial position or overall results of operations for the above legal proceedings could change in the future based upon future events.

13.  CONTINGENCIES:

As previously reported, the Company, its independent accountants, and certain of its current and former officers have been named in a consolidated class action complaint filed in the U.S. District Court for the Western District of Pennsylvania alleging violations of the securities laws and seeking damages in unspecified amounts purportedly on behalf of a class of shareholders. On April 18, 2003, the Company entered into an agreement settling the class action. The settlement requires the Company to pay the class the sum of $25,000, $21,000 in cash and $4,000 in two year 6% unsecured subordinated notes. Of the $21,000 payable in cash, $11,000 is to be funded from available insurance proceeds. The settlement agreement provides for the release of the Company and all other defendants except the Company's former controller and the Company's independent accountants. The settlement is subject to several conditions including Court approval, approximately 5% of shares purchased during the class period not opting out of the settlement and a refinancing or restructuring of the Company's existing senior credit facility on or before July 31, 2003. The Company's independent accountants have opposed the motion of the lead plaintiff in the class action, Cramer Rosenthal McGlynn LLC, seeking class certification and appointment as class representative. If the motion is not granted, the Court could reject the settlement.

As previously reported, certain of the Company's officers and directors and the Company, as nominal defendant, have been sued in a shareholder derivative action brought on behalf of the Company in the U.S. District Court for the Western District of Pennsylvania. The derivative complaint purports to assert claims on behalf of the Company against the defendants relating to the events which gave rise to the purported class action described above. The derivative action has been stayed pending resolution of the class action. On April 11, 2003, the Company filed a motion to vacate the stay and dismiss the complaint as to all defendants, or in the alternative to require the plaintiff to post a bond as security for the Company's litigation costs. The Court has vacated the stay and the motion to dismiss is pending.

The Company is presently unable to predict or determine the final outcome of, or to estimate the amounts or potential range of loss with respect to, the shareholder derivative lawsuit described above. In addition, the class action settlement is subject to satisfaction of several conditions. The Company cannot make assurances that those conditions will be satisfied.

Pursuant to its bylaws, the Company is obligated under certain circumstances to indemnify its officers and directors for the costs they incur as a result of investigations and lawsuits as well as against claims within the lawsuits.

The Company is subject to legal proceedings and claims in the ordinary course of its business that have not been finally adjudicated. Certain of these cases, exclusive of the class action and derivative suit mentioned above, have resulted in initial claims totaling $24,676. However, all but $536 of such claims are, in the opinion of management, covered by insurance policies or indemnification agreements, or create only remote potential of any liability exposure to the Company, and therefore should not have a material effect on the Company's financial position, results of operations or cash flows. Additionally, threatened claims exist for which management is not yet able to reasonably estimate a potential loss. In management's opinion, none of these threatened claims will have a material adverse effect on the Company's financial position, results of operations or cash flows.

The Company is self-insured for certain losses related to workers' compensation, employee medical, vehicle and general liability. The Company has purchased stop-loss coverage in order to limit its exposure to any significant levels of claims. Self-insurance reserves are accrued based upon the Company's estimates of the aggregate liability for uninsured claims incurred using certain actuarial

                                 RENT-WAY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (All dollar amounts in thousands, except per share data)
                                   (Unaudited)

13.  CONTINGENCIES, continued:

assumptions followed in the insurance industry and the Company's historical experience. The Company has obtained letters of credit of $6,000 to guarantee the payment of future claims.

14.  INCOME TAXES:

During the first six months of fiscal 2003, the Company recorded income tax expense and a deferred tax liability of $2,977 because the Company can no longer look to the reversal of the deferred tax liability associated with tax deductible goodwill to offset a portion of its deferred tax asset, following the adoption of SFAS 142. Also during the first six months of fiscal 2003, a tax benefit of $875 was recorded resulting from the carryback of certain AMT net operating losses, which were allowed as a result of the Jobs Creation and Workers Assistance Act of 2002, which suspended the AMT utilization limits for a two-year period. Of this amount, $673 was received in the current quarter. The deferred tax asset, net of liabilities excluding goodwill, increased from $63,944 at September 30, 2002, to $71,214 at March 31, 2003. This increase of $7,270 for the six months ended March 31, 2003, is the tax effect of losses before income taxes, reduced by the tax effect of expenses which are nondeductible for tax, primarily nondeductible goodwill allocated to the sale of the stores. A full valuation allowance has been provided against the net deferred tax assets.

15.  SEGMENT INFORMATION:

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

                                          Household            Prepaid
For the three months ended                 Rental             Telephone         Inter-segment
March 31, 2003                             Service             Service            Activity              Total
--------------------------------          ---------           ---------           ---------           ---------
      Total revenue ............          $ 120,687           $   9,944           $    (392)          $ 130,239
                                          =========           =========           =========           =========
      Operating income (loss)...          $   7,542           $     (50)          $      30           $   7,522
                                          =========           =========           =========           =========
      Net loss .................          $ (27,834)          $     (84)          $      --           $ (27,918)
                                          =========           =========           =========           =========

      Total Assets .............          $ 461,842           $   5,320           $  (3,331)          $ 463,831
                                          =========           =========           =========           =========

                                          Household            Prepaid
For the six months ended                    Rental             Telephone         Inter-segment
March 31, 2003                             Service             Service            Activity              Total
--------------------------------          ---------           ---------           ---------           ---------
      Total revenue ............          $ 231,675           $  19,219           $    (817)          $ 250,077
                                          =========           =========           =========           =========
      Operating income (loss)...          $  12,221           $    (395)          $     191           $  12,017
                                          =========           =========           =========           =========
      Net loss .................          $ (32,938)          $    (471)          $     131           $ (33,278)
                                          =========           =========           =========           =========

      Total Assets .............          $ 461,842           $   5,320           $  (3,331)          $ 463,831
                                          =========           =========           =========           =========

16. RECENT ACCOUNTING PRONOUNCEMENTS:

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

                                 RENT-WAY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (All dollar amounts in thousands, except per share data)
                                   (Unaudited)


16. RECENT ACCOUNTING PRONOUNCEMENTS, continued:

On January 15, 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." The objective of this interpretation is to improve financial reporting by enterprises involved with variable interest entities. This interpretation applies to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has no variable interest entities that are not currently consolidated and is evaluating the provisions of this interpretation.

On April 30, 2003, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 clarifies 1) the circumstances in which a contract with an initial net investment meets the characteristics of a derivative, 2) when a derivative contains a financing component and amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003. The Company is currently evaluating the provisions of this Statement.

                                 RENT-WAY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

OVERVIEW

Rent-Way operates 753 stores located in 33 states. The Company offers quality brand name home entertainment equipment, computers, furniture, appliances, and jewelry to customers under full-service rental-purchase agreements that generally allow the customer to obtain ownership of the merchandise at the conclusion of an agreed upon rental period. The Company also provides prepaid local phone service to consumers on a monthly basis through its majority-owned subsidiary, dPi Teleconnect, L.L.C. ("DPI").

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

Closed Store Reserves. From time to time, the Company closes or consolidates retail stores. An estimate is recorded of the future obligation related to closed stores based upon the present value of the future lease payments and related commitments, net of estimated sublease income. At March 31, 2003 and 2002, the reserve for closed stores for normal operating activities was $1.1 million and $3.7 million, respectively, with the decrease primarily related to the number of stores closed during the period. In addition, there was a $7.9 million reserve for vacated stores related to the 170 stores for which Rent-A-Center, Inc. did not assume the leases and is included in net loss from discontinued operations.

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

                                 RENT-WAY, INC.


Legal Expenditures. Legal costs are recorded as incurred. The Company's experience with outside legal counsel is that services rendered are billed within 30 days of the close of the month the work was performed.

The Company executed an interim agreement for reimbursement and advancement of defense costs with its insurance carrier related to the shareholder class action lawsuit. The insurance carrier reimburses the Company for claim defense costs, claim investigative costs, and settlement costs incurred by the Company, its directors and officers. The Company offsets current legal costs with reimbursements when they have been agreed in principle with the insurance carrier.

Discontinued Operations. On December 17, 2002, the Company entered into a definitive purchase agreement to sell rental merchandise and related contracts of 295 stores to Rent-A-Center, Inc., which transaction has since closed. Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of this component have been segregated from those of continuing operations and are presented in the Company's financial statements as discontinued operations (see Note 3).

RESULTS OF OPERATIONS

The following discussion relates only to continuing operations.

The following table sets forth, for the periods indicated, certain items from the Company's unaudited Condensed Consolidated Statements of Operations, expressed as a percentage of revenues.

                                                    Three Months Ended             Six Months Ended
                                                         March 31,                    March 31,
                                                   --------------------          --------------------
                                                   2003           2002           2003           2002
                                                   -----          -----          -----          -----
     REVENUES:
       Rental revenue ...................           80.2%          79.3%          80.5%          79.4%
       Prepaid phone service revenue ....            7.6            7.9            7.7            7.8
       Other revenue ....................           12.2           12.8           11.8           12.8
                                                   -----          -----          -----          -----
          Total revenues ................          100.0          100.0          100.0          100.0

     COSTS AND OPERATING EXPENSES:
     Depreciation and amortization
       Rental merchandise ...............           25.6           28.4           24.8           28.2
       Property and equipment ...........            3.9            4.8            4.3            5.1
        Amortization of other intangibles            0.4            0.5            0.4            0.5
                                                   -----          -----          -----          -----
          Total depreciation and
              amortization ..............           29.9           33.7           29.5           33.8
     Cost of prepaid phone service ......            4.6            4.9            4.7            4.7
     Salaries and wages .................           25.0           23.0           26.5           24.3
     Advertising, net ...................            3.6            4.0            5.4            6.2
     Occupancy ..........................            6.5            6.2            6.4            6.6
     Restructuring costs ................            1.7             --            0.9             --
     Other operating expenses ...........           22.9           20.2           21.8           20.1
                                                   -----          -----          -----          -----
          Total costs and operating
               expenses .................           94.2           92.0           95.2           95.7
                                                   -----          -----          -----          -----
          Operating income ..............            5.8            8.0            4.8            4.3
     Settlement of class action lawsuit .          (10.8)            --           (5.6)            --
     Interest expense ...................           (7.1)          (8.2)          (7.3)         (10.0)
     Interest income ....................             --            0.1             --            0.1
     Other income .......................            1.4            2.0            1.3            1.8
                                                   -----          -----          -----          -----
      Income (loss) before income
          taxes, cumulative effect of
          change in accounting principle
          and discontinued operations ...          (10.7)           1.9           (6.8)          (3.8)
     Income tax expense .................            0.5            1.6            0.8            5.1
                                                   -----          -----          -----          -----
  Income (loss) before cumulative
   effect of change in accounting
   principle and discontinued
   operations principle
   and discontinued operations ..........          (11.2)           0.3           (7.6)          (8.9)
 Cumulative effect of change in
   accounting principle .................             --             --             --          (16.6)
 Income (loss) from discontinued
   operations ...........................          (10.2)           0.9           (5.7)           0.5
                                                   -----          -----          -----          -----
    Net income (loss) ...................          (21.4)%          1.2%         (13.3)%        (25.0)%
                                                   =====          =====          =====          =====


COMPARISON OF THREE MONTHS ENDED MARCH 31, 2003 AND 2002

Total revenues. Total revenues increased $1.2 million, or 0.9%, to $130.2 million from $129.0 million. The increase is attributable to an increase in revenues of $1.5 million in the household rental segment offset by a $0.3 million decrease in revenues in the prepaid telephone service segment. The $1.5 million increase in the household rental segment is due to a 1.9% increase in same store revenues.

                                 RENT-WAY, INC.


This increase in same store revenues is due to an increase in both rental revenues and early purchase option and sales revenue offset by a decrease in fee revenue. The decrease in fee revenue was 5.0% as compared to the same period last year, and is attributed to fewer rental-purchase agreements in the portfolio and reductions in liability damage waiver fees due to customers shifting to the Preferred Customer Club program. The Preferred Customer Club program is a fee-based membership program that provides special loss and damage protection and, at a discounted rate, an additional one year of service protection on rental merchandise, preferred treatment in the event of involuntary job loss and accidental death and dismemberment insurance. The increase in rental revenue was 0.9% as compared to the same period last year. This increase is the result of improvements in collections. Early purchase option and sales revenue increased 21.3% as compared to the same period last year. This increase is primarily due to more customers exercising the early purchase option as a result of an "120 days same as cash" promotion. This increase is also due to an increase in sales and early pay outs on computers due to the maturity of the computer rental program.

Depreciation and Amortization. Depreciation expense related to rental merchandise decreased to 25.6% as a percentage of total revenues from 28.4%. In fiscal 2002, the Company took steps to increase gross profit margins on rental contracts. These steps included increasing weekly rental rates of personal computers to competitive market rates, implementing a program to eliminate free Internet service by replacing it with a prepaid, unlimited Internet product, increasing rental rates on certain core products to competitive market rates, and introducing higher-end, higher-margin merchandise to the stores. The Company expects depreciation expense as a percentage of total revenues to continue decreasing during the remainder of fiscal 2003 as product margins improve due to continued execution of the Company's pricing strategy.

Depreciation expense related to property and equipment decreased to 3.9% as a percentage of total revenues from 4.8%. This decrease is primarily due to the closing or selling of 22 stores since March 31, 2002. This decrease is also due to the expiration of depreciation periods for certain fixed assets. Without new store openings and store acquisitions, the Company is undertaking fewer store build-out projects than in previous periods.

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

Cost of Prepaid Phone Service. The cost of prepaid phone service decreased to $6.0 million or 4.6% of total revenues from $6.4 million, or 4.9% as a percentage of total revenues. The cost of prepaid phone service as a percentage of prepaid phone service revenue decreased to 60.5% from 62.4%. This decrease is the result of the FCC allowing the ILECs to increase End User Communication Line ("EUCL") monthly charges for residential lines during mid-year calendar 2001. The Company reacted to the EUCL increases by adjusting retail prices to the customer based on targeted margins. These price increases were implemented in the first quarter of fiscal 2002.

Salaries and Wages. Salaries and wages increased by $2.9 million to $32.6 million from $29.7 million. A portion of this increase, $0.7 million, is due to a new bonus program implemented during the first quarter of 2003. This new bonus program better aligns the store and field management incentive programs with the Company's strategic objectives. In addition, the Company initiated an employee upgrade program directed at attracting and keeping better talent. This resulted in higher salaries during the second quarter of 2003. Salaries and wages increased to 25.0% as a percentage of total revenues from 23.0%.

Advertising. Advertising expense decreased from $5.2 million to $4.7 million. This decrease is primarily due to a decrease in radio production and local store marketing expenses. The Company has implemented a more balanced media investment strategy in 2003.

Occupancy. Occupancy expense increased to $8.4 million from $7.9 million primarily due to the lease termination costs associated with the 12 stores merged in the three month period ended March 31, 2003. In the same three month period last year, only 5 stores were merged or sold.

Restructuring Costs. During the second quarter of fiscal year 2003, the Company formulated a plan to restructure the corporate office through reductions in the corporate workforce to rationalize corporate costs for the stores remaining subsequent to the sale to Rent-A-Center, Inc. As a result of this plan, the Company recorded total pre-tax restructuring charges of $2.2 million in the three-month period ending March 31, 2003. The restructuring costs include $0.7 million of employee severance and termination benefits and $1.5 million of fixed asset write-offs in the household rental segment. These restructuring activities were completed during the fiscal quarter ended March 31, 2003.

                                 RENT-WAY, INC.

Other Operating Expense. Other operating expense increased by $3.7 million and increased to 22.9% as a percentage of total revenues from 20.2%. This increase is principally due to a $1.0 million increase in payroll taxes and health insurance costs, a $1.9 million increase in property and casualty insurance costs and a $1.0 million increase in legal, professional and consulting fees. During the second quarter of fiscal 2002, accounting fees, legal fees and consulting fees related to the investigation, shareholder litigation and the fiscal 2000 audit were $0.3 million. During the second quarter of fiscal 2003, accounting and legal fees related to the investigation and shareholder litigation and consulting fees related to bank refinancing were $1.3 million.

Settlement of Class Action Lawsuit. The Company reached an agreement to settle the consolidated class action lawsuit pending against the Company in the U.S. District Court for the Western District of Pennsylvania. Under the settlement, the Company will pay $25.0 million to the class, consisting of $4.0 million in two-year 6% subordinated unsecured notes and $21.0 million in cash, of which $11.0 million is to be funded from available insurance proceeds. The net $14.0 million was expensed in the second quarter of fiscal 2003.

Interest Expense. Interest expense decreased from 8.2% to 7.1% as a percentage of total revenues. This decrease is primarily due to an $103.7 million decrease in debt as compared to the same period last year. Debt was $214.0 million as of March 31, 2003 as compared to $317.7 million as of March 31, 2002. The decrease in debt is primarily due to the repayment of $63.6 million with proceeds received from the sale of the stores to Rent-A-Center, Inc.

Other Income. Other income was $1.8 million for the three months ended March 31, 2003, compared to $2.6 million in the three months ended March 31, 2002. This change is primarily due to a decrease in the positive change in the fair market value of the interest rate swap portfolio.

Income Tax Expense. During the second quarter of fiscal 2003, the Company recorded income tax expense of $1.3 million due to the Company's inability to look to the reversal of the deferred tax liability associated with tax deductible goodwill to offset a portion of its deferred tax asset following the adoption of SFAS 142. Also during the second quarter of fiscal 2003, a tax benefit of $0.6 million was recorded as a result of carrying back AMT net operating losses. The net expense for the quarter was $0.7 million. During the second quarter of fiscal 2002, the Company recorded income tax expense of $2.0 million due to the Company's inability to look to the reversal of the deferred tax liability associated with tax deductible goodwill to offset a portion of its deferred tax asset following the adoption of SFAS 142 on October 1, 2001.

Income (Loss)From Discontinued Operations. On December 17, 2002, the Company entered into a definitive purchase agreement to sell 295 stores to Rent-A-Center, Inc., for approximately $101.5 million, which transaction has since closed. These stores are all included in the household rental segment. Related operating results, in accordance with SFAS 144, have been reported as discontinued operations (see Note 3). Loss from discontinued operations was $13.4 million in the period ended March 31, 2003, as compared to income from discontinued operations of $1.2 million in the same period last year. This change is mainly due to a $7.9 million charge for lease obligations related to vacated stores and a $3.6 million decrease in operating income of the stores due to transition period costs recorded in the three-month period ended March 31, 2003.

Net Income (Loss). The Company generated a net loss of $27.9 million in the period ended March 31, 2003, as a result of the factors described above compared to net income of $1.6 million in the same period last year.

COMPARISON OF SIX MONTHS ENDED MARCH 31, 2003 AND 2002

Total revenues. Total revenues increased $0.5 million, or 0.2%, to $250.1 million from $249.6 million. The increase is attributable to an increase in revenues of $0.7 million in the household rental segment offset by a $0.2 million decrease in revenues in the prepaid telephone segment. The $0.7 million increase in revenue in the household rental segment is due to a 1.1% increase in same store revenues.

This increase in same store revenues is due to an increase in both rental revenues and early purchase option and sales revenue offset by a decrease in fee revenue. The decrease in fee revenue was 5.4% as compared to the same period last year, and is attributed to fewer rental-purchase agreements in the portfolio and reductions in liability damage waiver fees due to customers shifting to the Preferred Customer Club program. The Preferred Customer Club program is a fee-based membership program that provides special loss and damage protection and, at a discounted rate, an additional one year of service protection on rental merchandise, preferred treatment in the event of involuntary job loss and accidental death and dismemberment insurance. The increase in rental revenue was 1.1% as compared to the same period last year. This increase is the result of improvements in collections. Early purchase option and

                                 RENT-WAY, INC.

sales revenue increased 15.5% as compared to the same period last year. This increase is primarily due to more customers exercising the early purchase option as a result of a "120 days same as cash" promotion. In addition, this increase is due to an increase in sales and early payouts on computers due to the maturity of the computer rental program.

Depreciation and Amortization. Depreciation expense related to rental merchandise decreased to 24.8% as a percentage of total revenues from 28.2%. In fiscal 2002, the Company took steps to increase gross profit margins on rental contracts. These steps included increasing weekly rental rates of personal computers to competitive market rates, implementing a program to eliminate free Internet service by replacing it with a prepaid, unlimited Internet product, increasing rental rates on certain core products to competitive market rates, and introducing higher-end, higher-margin merchandise to the stores. The Company expects depreciation expense as a percentage of total revenues to continue decreasing during the remainder of fiscal 2003 as product margins improve due to continued execution of the Company's pricing strategy.

Depreciation expense related to property and equipment decreased to 4.3% as a percentage of total revenues from 5.1%. This decrease is primarily due to the closing or selling of 22 stores since March 31, 2002. This decrease is also due to the expiration of depreciation periods for certain fixed assets. Without new store openings and store acquisitions, the Company is undertaking fewer store build-out projects than in previous periods.

Amortization of goodwill and other intangibles decreased to 0.4% from 0.5% as a percentage of total revenues. This is due to the expiration of the amortization periods for certain non-compete agreements and customer contracts. Amortization expense decreased $0.3 million as compared to the same period last year. On October 1, 2001, the Company adopted SFAS 142. SFAS 142 requires the cessation of amortization of goodwill and other indefinite-lived intangibles on the balance sheet. Goodwill and other indefinite lived intangibles on the balance sheet must then be tested for impairment at least annually.

Cost of Prepaid Phone Service. The cost of prepaid phone service decreased to $11.7 million or 4.7% of total revenues from $11.8 million, or 4.7% as a percentage of total revenues. The cost of prepaid phone service as a percentage of prepaid phone service revenue increased to 61.2% from 61.1%. The increase is primarily due to the growth in the number of customer lines serviced and an increase in the mix of new customers to the total customer base. The increase in new customers results in higher costs due to ILEC activation fees. This increase is also the result of the FCC allowing the ILECs to increase End User Communication Line ("EUCL") monthly charges for residential lines during mid-year calendar 2001. The Company has reacted to the EUCL increases by adjusting retail prices to the customer based on targeted margins. These price increases were implemented in the first quarter of fiscal 2002 and the Company is starting to see the benefits through improved margins.

Salaries and Wages. Salaries and wages increased by $5.8 million to $66.3 million from $60.5 million. A portion of this increase, $1.2 million, is due to a new bonus program implemented during the first quarter of 2003. This new bonus program better aligns the store and field management incentive programs with the Company's strategic objectives. In addition, the Company initiated an employee upgrade program directed at attracting and keeping better talent. This resulted in higher salaries during the first six months of 2003. Salaries and wages increased to 26.5% as a percentage of total revenues from 24.3%.

Advertising. Advertising expense decreased from $15.4 million to $13.5 million. This decrease is primarily due to $1.5 million of media costs incurred in the fourth quarter of fiscal year 2002 related to the fiscal year 2003 advertising campaign entitled "Fall Kickoff Extravaganza." The Company has also implemented a more balanced media investment strategy in 2003.

Occupancy. Occupancy expense decreased to $16.1 million from $16.5 million primarily due to the closing of 22 under-performing stores since March 31, 2002.

Restructuring Costs. During the second quarter of fiscal year 2003, the Company formulated a plan to restructure the corporate office through reductions in the corporate workforce to rationalize corporate costs for the stores remaining subsequent to the sale to Rent-A-Center, Inc. As a result of this plan, the Company recorded total pre-tax restructuring charges of $2.2 million in the six-month period ending March 31, 2003. The restructuring costs include $0.7 million of employee severance and termination benefits and $1.5 million of fixed asset write-offs in the household rental segment. These restructuring activities were completed during the fiscal quarter ended March 31, 2003.

Other Operating Expense. Other operating expense increased by $4.3 million and increased to 21.8% as a percentage of total revenues from 20.1%. This increase is principally due to a $1.9 million increase in payroll taxes and health insurance costs, a $2.7 million increase in property and casualty insurance costs and a $1.7 million increase in legal, professional and consulting fees offset by a $1.4 million decrease in service costs and a $0.6 million decrease in telephone expenses. During the first six months of fiscal 2002,

                                 RENT-WAY, INC.

accounting fees, legal fees and consulting fees related to the investigation, shareholder litigation and the fiscal 2000 audit were $0.7 million. During the six-month period ended March 31, 2003, accounting and legal fees related to the investigation and shareholder litigation and consulting fees related to bank refinancing were $2.2 million.

Settlement of Class Action Lawsuit. The Company reached an agreement to settle the consolidated class action pending against the Company in the U.S. District Court for the Western District of Pennsylvania. Under the settlement, the Company will pay $25.0 million to the class, consisting of $4.0 million in two-year 6% subordinated unsecured notes and $21.0 million in cash, of which $11.0 million is to be funded from available insurance proceeds. The net $14.0 million was expensed in the second quarter of fiscal 2003.

Interest Expense. Interest expense decreased from 10.0% to 7.3% as a percentage of total revenues. This decrease is primarily due to a $103.7 million decrease in debt as compared to the same period last year. Debt was $214.0 million as of March 31, 2003 as compared to $317.7 million as of March 31, 2002. The decrease in debt is primarily due to the repayment of $63.6 million with the proceeds received from the sale of stores to Rent-A-Center, Inc. Deferred financing costs of $3.4 million were reclassified from an extraordinary item as reported in fiscal 2002 to interest expense for the six-month period ended March 31, 2002, as a result of adoption of SFAS 145.

Other Income. Other income was $3.3 million for the six months ended March 31, 2003, compared to $4.4 million in the six months ended March 31, 2002. This change is primarily due to a decrease in the positive change in the fair market value of the interest rate swap portfolio.

Income Tax Expense. During the first six months of fiscal 2003, the Company recorded income tax expense of $3.0 million due to the Company's inability to book the reversal of the deferred tax liability associated with tax deductible goodwill to offset a portion of its deferred tax asset following the adoption of SFAS 142. Also, during the first six months of fiscal 2003, a tax benefit of $0.9 million was recorded as a result of carrying back AMT net operating losses. The net expense for the six months was $2.1 million. During the first six months of fiscal 2002, the Company recorded income tax expense of $12.6 million due to the Company's inability to look to the reversal of the deferred tax liability associated with tax deductible goodwill to offset a portion of its deferred tax asset following the adoption of SFAS 142 on October 1, 2001.

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

Income (Loss) From Discontinued Operations. On December 17, 2002, the Company entered into a definitive purchase agreement to sell 295 stores to Rent-A-Center, Inc., for approximately $101.5 million, which transaction has since closed. These stores are all included in the household rental segment. Related operating results, in accordance with SFAS 144, have been reported as discontinued operations (see Note 3). Loss from discontinued operations was $14.2 million in the six months ending March 31, 2003 as compared to income from discontinued operations of $1.2 million in the same period last year. This decrease is mainly due to a $7.9 million charge for lease obligations related to vacated stores and a $3.4 million decrease in operating income of the stores due to transition period costs recorded in the six-month period ended March 31, 2003.

Net Loss. The Company generated a net loss of $33.3 million in the period as a result of the factors described above compared to a net loss of $62.6 million in the same period last year.

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

The Company's capital requirements relate primarily to purchasing additional rental merchandise and replacing rental merchandise that has been sold or is no longer suitable for rent. The Company funds its capital requirements through cash from operations and borrowings under its bank credit facility.

                                 RENT-WAY, INC.

On December 13, 2002, the Company amended its bank credit facility. This amendment modified the maximum leverage ratio, the minimum interest coverage ratio, the minimum consolidated net worth and the fixed charge coverage ratio covenants for periods after December 31, 2002, through December 31, 2003. In consideration for this amendment, the Company paid $0.5 million as an amendment fee. This fee was paid on February 10, 2003, in connection with the closing of the Rent-A-Center, Inc., transaction. In the event the Company fails to comply with its covenants in the credit facility, it would be unable to borrow under the facility. The Company expects to be able to comply with covenants based upon its fiscal 2003 projections. The financial covenants required under the provisions of the amended senior credit facility include the following:

          The leverage ratio (which is debt, including capital lease and letter of credit obligations, but not including payment-in-kind interest, plus three times occupancy expense for the four quarters then ended over the sum of cash flow from operations and occupancy expense for the four quarters then ended) cannot exceed 4.60 to 1.00 through March 31, 2003 or 4.50 to 1.00 thereafter.

          The interest coverage ratio (which is the consolidated cash flow from operations (net income, amortization, interest expense and income tax expense less non-cash credits to income) over interest expense all for the four quarters then ended) must be at least 0.90 to 1.00 through March 31, 2003 and 1.00 to 1.00 thereafter.

          The consolidated net worth shall not be less than $165 million plus 75% of net income with no deduction for losses, 90% of net proceeds from additional equity and 90% of any incremental additive equity associated with any acquisition.

          The fixed charge coverage ratio (which is consolidated cash flow from operations minus capital expenditures (excluding rental merchandise) to fixed charges (cash interest expense, income taxes and the current portion of long-term debt including capital leases)) must be at least
          0.60 to 1.00 through March 31, 2003 and 0.65 to 1.00 thereafter.

          The Company must maintain interest rate protection agreements in an amount of at least $160 million during the period through May 30, 2003 and $100 million after May 31, 2003.

          The Company cannot make any individual payments exceeding $1 million or $20 million in the aggregate for a fiscal year to purchase fixed assets including capital and operating leases (excluding leases of vehicles or store sites).

          The Company cannot allow the book value of rental merchandise under lease to be less than 77% of the total value of rental merchandise held for rent at the end of each fiscal quarter. The value of jewelry cannot exceed 7.5% of the total value of rental merchandise.

On January 2, 2003, the Company amended its bank credit facility. The amendment provided for a supplemental $10.0 million term loan to the Company, which is payable in full on the earlier of the Rent-A-Center, Inc., transaction closing date or March 31, 2003. In consideration for this amendment, the Company paid $0.3 million as an amendment fee. This amendment fee was paid on February 8, 2003.

For the six months ended March 31, 2003, operations used $22.5 million of cash flow compared to operations providing $2.8 million for the six months ended March 31, 2002. The increase in cash used in operating activities is primarily attributable to the increase in rental merchandise purchases between periods. The first quarter of the Company's fiscal year is typically the period with the highest volume of rental merchandise purchases due to buying for the holiday season. As a result, both rental merchandise and accounts payable are expected to increase during the period. The increase in other assets is attributable to an $11.0 million receivable recorded in the second quarter of fiscal year 2003 for insurance proceeds that will be received for the settlement of the class action lawsuit; and, a receivable of approximately $10.0 million was recorded in the second quarter of fiscal year 2003 for the Rent-A-Center, Inc., sale hold back. The increase in other liabilities is attributable to a $25.0 million dollar liability recorded for settlement of the class action lawsuit. Also, other liabilities was effected by a $7.9 million liability recorded in the second quarter of fiscal 2003 for future lease payments in 170 vacated stores for which Rent-A-Center, Inc., did not assume the leases in the sale.

Net cash provided by investing activities was $86.1 million for the six months ended March 31, 2003, compared to $5.0 million used in investing activities for the six months ended March 31, 2002. On February 8, 2003, the Company sold 295 stores to Rent-A-Center,

                                 RENT-WAY, INC.

Inc., for $100.4 million. Of the $100.4 million purchase price, $10.0 million is being held back by Rent-A-Center, Inc., to secure the Company's indemnification obligations; $5.0 million for 90 days following the closing and $5.0 million for 18 months following the closing. In the fiscal 2003 period, the purchase of property and equipment accounted for $4.1 million. In the fiscal 2002 period, the purchase of property and equipment accounted for $5.7 million.

For the six months ended March 31, 2003, financing activities used $60.7 million as compared to providing $1.1 million in the six months ended March 31, 2002. In the fiscal 2003 period, the Company borrowed $336.0 million and repaid $399.3 million. In the fiscal 2002 period, the borrowings were $358.0 million and repayments were $353.4 million. The company also incurred $2.6 million in deferred financing costs during the six-month period of fiscal 2002.

The following table presents obligations and commitments to make future payments under contracts and contingent commitments at March 31, 2003:

                                                      Due in less      Due in       Due in      Due after
      Contractual Cash Obligation*          Total    than one year    1-3 years    4-5 years     5 years
                                          ---------  -------------    ---------    ---------    --------
      Long-term debt (1).............     $ 213,881     $ 213,881     $     --     $     --     $     --
      Capital lease obligations......        13,585         1,263       12,011          311           --
      Operating leases...............       126,435        28,688       61,811       21,145       14,791
      Notes Payable..................            79             9           68            2           --
      Settlement of class action
      lawsuit (2)....................        14,000        10,000        4,000           --           --
                                          ---------     ---------     --------     --------     --------
      Total cash obligations.........     $ 367,980     $ 253,841     $ 77,890     $ 21,458     $ 14,791
                                          =========     =========     ========     ========     ========

*Excludes the 401(k) restorative payments program as well as contingent liabilities that cannot be estimated.

(1) Consists of Term Notes A, Term Notes B and revolving notes.

(2) Net of insurance proceeds to be funded by the insurance carrier.


                                         Amount of Commitment Expiration Per Period

      Other Commercial           Total Amounts   Less than                                Over
      Commitments                 Committed      one year     1-3 years     4-5 years    5 years
                                 -------------   ---------    ---------     ---------    --------
      Lines of credit.........     $     --      $     --     $     --      $     --     $     --
      Standby letters of credit       8,720         8,720           --            --           --
      Guarantees..............           --            --           --            --           --
                                   --------      --------     --------      --------     --------
      Total commercial
      commitments.............     $  8,720      $  8,720     $     --      $     --     $     --
                                   ========      ========     ========      ========     ========

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

On January 15, 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." The objective of this interpretation is to improve financial reporting by enterprises involved with variable interest entities. This interpretation applies to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has no variable

                                 RENT-WAY, INC.

interest entities that are not currently consolidated and is evaluating the provisions of this interpretation.

On April 30, 2003, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 clarifies 1) the circumstances in which a contract with an initial net investment meets the characteristics of a derivative, 2) when a derivative contains a financing component and amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003. The Company is currently evaluating the provisions of this Statement.

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

Rent-Way's ability to reduce corporate and other expenses following the completion of the Rent-A-Center, Inc. transaction.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's major market risk exposure is primarily due to possible fluctuations in interest rates. As of March 31, 2003, the Company had $213.8 million in loans with floating interest rates indexed to current LIBOR and prime rates. Because the floating rates expose the Company to the risk of increased interest cost if interest rates rise, the Company began a policy in 1998 of managing interest rate risk by utilizing interest rate swap agreements to convert a portion of the floating interest rate loans to fixed interest rates. As of March 31, 2003, the Company has $163.1 million in interest rate swap agreements that lock in a LIBOR rate ranging from 5.09% to 6.97%. This effectively fixes the interest rate on 76% of the loans or $163.1 million, thus hedging this risk. These interest rate swap agreements have maturities ranging from 2002 to 2005. Falling interest rates and/or a flattening of the yield curve will negatively impact the market value of the interest rate swaps.

                                 RENT-WAY, INC.

Given the Company's current capital structure, including interest rate swap agreements, there is $50.9 million, or 24% of the Company's total debt, in floating rate loans. A hypothetical 1.0% change in the LIBOR rate would affect pre-tax earnings for the year by approximately $0.5 million.

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

                                 RENT-WAY, INC.


PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As previously reported, the Company, its independent auditors, and certain of its current and former officers have been named in a consolidated class action complaint filed in the U.S. District Court for the Western District of Pennsylvania alleging violations of the securities laws and seeking damages in unspecified amounts purportedly on behalf of a class of shareholders. As of April 18, 2003, the Company entered into an agreement settling the class action. The settlement requires the Company to pay the class the sum of $25 million, $21 million in cash and $4 million in two year 6% unsecured subordinated notes. Of the $21 million payable in cash, $11 million is to be funded from available insurance proceeds. The settlement agreement provides for the release of the Company and all other defendants except the Company's former controller and the Company's auditors. The settlement is subject to several conditions including Court approval, approximately 5% of shares purchased during the class period not opting out of the settlement, and a refinancing or restructuring of the Company's existing senior credit facility on or before July 31, 2003. The Company's auditors have opposed the motion of the lead plaintiff in the class action, Cramer Rosenthal McGlynn LLC, seeking certification and appointment as class representative. If the motion is not granted, the Court could reject the settlement.

As previously reported, certain of the Company's officers and directors and the Company, as nominal defendant, have been sued in a shareholder derivative action brought on behalf of the Company in the U.S. District Court for the Western District of Pennsylvania. The derivative complaint purports to assert claims on behalf of the Company against the defendants relating to the events which gave rise to the purported class action described above. The derivative action has been stayed pending resolution of the class action. On April 11, 2003, the Company filed a motion to vacate the stay and dismiss the complaint as to all defendants, or in the alternative to require the plaintiff to post a bond as security for the Company's litigation costs. The Court has vacated the stay and the motion to dismiss is currently pending.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The 2003 Annual Meeting of Shareholders was held on March 12, 2003, at the Clarion Hotel, Erie, Pennsylvania. The only matter voted on at the Annual Meeting was the election of three (3) Class II directors to serve until the 2006 Annual Meting of Shareholders. The result of the vote was as follows:

       Name of Director          Class     Votes For       Withheld Authority
       ----------------          -----     ---------       ------------------
       William Lerner             II      18,126,883           5,673,839
       Marc W. Joseffer           II      23,245,118             555,604
       Jacqueline E. Woods        II      23,243,218             557,504

William E. Morgenstern, Gerald A. Ryan, Robert B. Fagenson and John W. Higbee are the other directors of the Company whose terms of office continue after the Annual Meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a. EXHIBITS

    See exhibit index.

    b. REPORTS ON FORM 8-K

    The Company filed the following reports on Form 8-K in the quarter ended March 31, 2003:

    (1) On March 31, 2003, the Company filed a Current Report on Form 8-K, which reported the effect of the sale of 295 stores to Rent-A-Center, Inc., on the Company's Unaudited financials.

    (2) On March 20, 2003, the Company filed a Current Report on Form 8-K, which reported the issuance of a press release announcing that Rent-Way reached an agreement in principle to settle the consolidated class action.

    (3) On February 25, 2003, the company filed a Current Report on Form 8-K, which reported the issuance of a press release announcing the 2003 first quarter results.

                                 RENT-WAY, INC.

    (4) On February 25, 2003, the Company filed a Current Report on Form 8-K, which reported the issuance of a press release announcing amended 2003 first quarter results.

    (5) On February 24, 2003, the Company filed a Current Report on Form 8-K, which reported the issuance of a press release announcing the close of the sale of 295 stores to Rent-A-Center, Inc.

    (6) On February 24, 2003, the Company filed a Current Report on Form 8-K, which reported the unaudited pro forma financial information related to the close of the sale of 295 stores to Rent-A-Center, Inc.

    (7) On February 4, 2003, the Company filed a Current Report on Form 8-K, which reported the issuance of a press release announcing the Company will host a conference call in connection with the release of financial results for its first quarter ended December 31, 2002.

    (8) On January 10, 2003, the Company filed a Current Report on Form 8-K, which reported the issuance of a press release responding to the action taken by Standard and Poor's.

                                 RENT-WAY, INC.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Rent-Way, Inc.
                                             --------------
                                             (Registrant)


                                     By:
         May 5, 2003                      /S/ WILLIAM A. MCDONNELL
       --------------                     ------------------------------
            Date                                     (Signature)
                                                William A. McDonnell
                                     Vice President and Chief Financial Officer


                                     By:
         May 5, 2003                      /S/ JOHN A. LOMBARDI
       --------------                     ------------------------------
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


Date:    May 5, 2003

                               /S/ WILLIAM E. MORGENSTERN
                               ------------------------------------
                                           Signature

                               CHAIRMAN & CEO
                               ------------------------------------
                                             Title

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


Date:    May 5, 2003

                                 /S/ WILLIAM A. MCDONNELL
                                 ------------------------------------
                                          Signature

                                 VICE PRESIDENT & CFO
                                 ------------------------------------
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