Form 10-Q
period 2003-06-30
RENT WAY INC
filed 2003-08-14
CIK 893046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

_________________

Commission File Number 0-22026

RENT-WAY, INC.

(Exact name of registrant as specified in its charter)

_________________

PENNSYLVANIA	25-1407782
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

ONE RENTWAY PLACE, ERIE, PENNSYLVANIA 16505

(Address of principal executive offices)

(814) 455-5378

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	26,022,037
Class	Outstanding as of August 11, 2003

RENT-WAY, INC.

RENT-WAY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(All dollar amounts in thousands)

	JUNE 30, 2003	SEPTEMBER 30, 2002
	(unaudited)
ASSETS
Cash and cash equivalents	$5,621	$7,295
Prepaid expenses	11,098	10,361
Income tax receivable	4,346	4,191
Rental merchandise, net	167,695	147,608
Rental merchandise deposits and credits due from vendors	4,233	995
Property and equipment, net	37,701	49,190
Goodwill	188,499	188,499
Deferred financing costs, net	8,776	1,870
Intangible assets, net	649	1,700
Other assets	24,961	4,176
Assets held for sale (Note 2)	--	94,909

Total assets	$453,579	$510,794

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable	$11,402	$17,643
Liabilities related to assets held for sale (Note 2) .	--	3,286
Other liabilities	81,429	76,061
Deferred tax liability	4,065	--
Debt	234,516	277,207

Total liabilities	331,412	374,197
Contingencies (See Note 13)	--	--
Convertible redeemable preferred stock	14,249	--
SHAREHOLDERS' EQUITY:
Preferred stock, without par value; 1,000,000 shares
authorized;
1,500 shares were issued as the convertible preferred	--	--
shares issued and outstanding
Common stock, without par value; 50,000,000 shares
authorized; 26,020,037 and 25,685,538 shares issued and
outstanding, respectively	302,724	302,218
Common stock warrants; 100,000 outstanding	644	644
Option to purchase convertible preferred stock	142	--
Loans to shareholders	--	(282)
Accumulated other comprehensive income	99	787
Accumulated deficit	(195,691)	(166,770)

Total shareholders' equity	107,918	136,597

Total liabilities and shareholders' equity	$453,579	$510,794

The accompanying notes are an integral part of these financial statements.

RENT-WAY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(All dollar amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
REVENUES:
Rental revenue	$99,144	$100,958	$300,420	$300,159
Prepaid phone service revenue	9,004	9,841	28,196	29,236
Other revenues	14,227	15,137	43,836	46,169

Total revenues	122,375	125,936	372,452	375,564
COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
Rental merchandise	30,071	33,165	92,084	103,650
Property and equipment	4,156	5,856	14,966	18,394
Amortization of intangibles	262	609	1,214	1,839
Cost of prepaid phone service	5,549	6,341	17,288	18,186
Salaries and wages	32,295	30,290	98,601	90,492
Advertising, net	3,576	5,559	17,057	21,092
Occupancy	8,414	7,846	24,519	23,819
Restructuring costs	1,214	--	3,429	--
Other operating expenses	21,643	29,413	76,083	79,626

Total costs and operating expenses	107,180	119,079	345,241	357,098

Operating income	15,195	6,857	27,211	18,466
OTHER INCOME (EXPENSE):
Settlement of class action lawsuit	--	--	(14,000)	--
Interest expense	(9,666)	(9,694)	(28,011)	(34,705)
Interest income	23	24	77	332
Other income (expense), net	1,421	(1,534)	4,703	2,853

Income (loss) before income taxes,
cumulative effect of change in
accounting principle and
discontinued operations	6,973	(4,347)	(10,020)	(13,054)
Income tax expense	1,089	1,950	3,190	14,586

Income (loss) before cumulative effect
of change in accounting principle
and discontinued operations	5,884	(6,297)	(13,210)	(27,640)
Cumulative effect of change in
accounting principle	--	--	--	(41,527)
Income (loss) from discontinued
operations	(1,401)	308	(15,586)	553

Net income (loss)	$4,483	$(5,989)	$(28,796)	$(68,614)

Amortization of deemed dividend
and accretion of preferred stock	(124)	--	(124)	--

Net income (loss) available to common
shareholders	$4,359	$(5,989)	$(28,920)	$(68,614)

EARNINGS (LOSS) PER COMMON SHARE (NOTE 4:)
Basic earnings (loss) per common share:
Income (loss) before cumulative
effect of change in accounting
principle and discontinued
operations available to common
shareholders	$0.22	$(0.25)	$(0.52)	$(1.12)

Net income (loss) available to
common shareholders	$0.17	$(0.24)	$(1.13)	$(2.77)

Diluted earnings (loss) per common
share:
Income (loss) before cumulative
effect of change in accounting
principle and discontinued
operations available to common
shareholders	$0.22	$(0.25)	$(0.52)	$(1.12)

Net income (loss) available to
common shareholders	$0.17	$(0.24)	$(1.13)	$(2.77)

Weighted average common shares
outstanding:
Basic	25,726	25,364	25,699	24,802

Diluted	25,726	25,364	25,699	24,802

The accompanying notes are an integral part of these financial statements.

RENT-WAY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts in thousands
(Unaudited)

	Nine Months Ended June 30,
	2003	2002
OPERATING ACTIVITIES:
Net loss	$(28,796)	$(68,614)
Adjustments to reconcile net loss to net cash provided by (used
in) operating activities:
(Income) loss from discontinued operations	15,586	(553)
Depreciation and amortization	108,907	124,476
Deferred income taxes	4,065	(1,896)
Write-off of deferred financing costs	1,143	3,810
Goodwill impairment	--	58,935
Market adjustment for preferred stock conversion option	233	--
derivative
Write-off of property and equipment	2,025	1,484
Gain on sale of assets	(631)	(524)
Changes in assets and liabilities:
Prepaid expenses	(737)	289
Rental merchandise	(112,268)	(109,880)
Rental merchandise deposits and credits due from vendors	(3,237)	1,349
Income tax receivable	(156)	3,315
Other assets	(11,547)	2,602
Accounts payable	(6,678)	(10,528)
Other liabilities	(5,315)	173

Net cash provided by (used in) continuing operations	(37,406)	4,438
Net cash provided by (used in) discontinued operations	(8,655)	8,457

Net cash provided by (used in) operating activities	(46,061)	12,895

INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	(259)	(1,095)
Purchases of property and equipment	(3,546)	(9,074)
Proceeds from sale of stores and other assets	90,589	2,038

Net cash provided by (used in) investing activities .	86,784	(8,131)

FINANCING ACTIVITIES:
Proceeds from borrowings	662,449	522,000
Payments on borrowings	(705,140)	(528,783)
Payment on capital leases	(6,341)	(6,369)
Book overdraft	436	3,393
Proceeds from common stock issuance	506	6,145
Proceeds from convertible preferred stock	14,129	--
Deferred financing costs	(8,718)	(2,940)
Interest on loans to directors	(3)	(37)
Payment of shareholder/director loans	285	684

Net cash used in financing activities	(42,397)	(5,907)

Decrease in cash	(1,674)	(1,143)

Cash and cash equivalents at beginning of period	7,295	10,515

Cash and cash equivalents at end of period	$5,621	$9,372

The accompanying notes are an integral part of these financial statements.

RENT-WAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all dollars in thousands, except per share data)
(Unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION. Rent-Way, Inc., (the “Company” or “Rent-Way”) is a corporation organized under the laws of the Commonwealth of Pennsylvania. The Company operates a chain of rental-purchase stores that rent durable household products such as home entertainment equipment, furniture, computers, major appliances and jewelry to consumers on a weekly or monthly basis. Commencing January 1, 2000, the Company also provides prepaid local phone service to consumers on a monthly basis through its majority-owned subsidiary, dPi Teleconnect, LLC (“DPI”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments which, except as discussed herein, consist of normal recurring adjustments and are necessary for a fair statement of the financial position, results of operations and cash flows of the Company have been made. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The condensed consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All significant inter-company transactions and balances have been eliminated.

These financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

On June 2, 2003, the Company closed a refinancing of its outstanding bank facility, through the issuance of $205,000 of senior secured notes, borrowings under a new $60,000 bank revolving credit facility and the sale of $15,000 of convertible preferred stock.

DEFERRED FINANCING COSTS. Deferred financing costs consists of bond issuance costs and loan origination costs incurred in connection with the sale of $205,000 of senior secured notes and a new $60,000 revolving credit facility that closed June 2, 2003. The bond issuance costs of $6,864 are amortized on a straight-line basis over the 7-year term of the bonds. The loan origination costs of $2,027 are amortized on a straight-line basis over the 5-year bank credit agreement. Deferred financing cost amortization was $479 and $325 and $1,615 and $1,021 for the three- and nine-month periods ended June 30, 2003 and 2002, respectively. Deferred financing cost amortization is included in interest expense. There was $1,105 of net deferred financing costs from the previous credit facility charged to interest expense during June 2003.

COMPANY INSURANCE PROGRAMS. The Company is primarily self-insured for health, workers’ compensation, automobile, and general liability costs. The self-insurance liability for health costs is determined actuarially based on claims filed and an estimate of claims incurred but not yet reported. The self-insurance liability for workers’ compensation, automobile and general liability costs are determined actuarially based on claims filed and company experience. Losses in the workers’ compensation, automobile and general liability programs are pre-funded based on the insurance company’s loss estimates. Loss estimates will be adjusted for developed incurred losses at 18 months from policy inception and every 12 months thereafter. Retrospective adjustments to loss estimates are recorded when determinable and probable. The adjustment for income of $4,618 for ultimate and incurred losses offsets insurance costs included in other operating expense for the three-months and nine-months ending June 30, 2003, which include income adjustments of $3,597 and $1,055 for the policy years ended December 31, 2002 and 2001, respectively, and, an expense adjustment of $34 for the policy year ended December 31, 2000.

DISCONTINUED OPERATIONS. On December 17, 2002, the Company entered into a definitive purchase agreement to sell rental merchandise and related contracts of 295 stores to Rent-A-Center, Inc. Rent-A-Center, Inc. purchased certain fixed assets and assumed related store leases of 125 of these stores. Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of this component have been segregated from those of continuing operations and are presented in the Company’s financial statements as discontinued operations (see Note 2).

RECLASSIFICATIONS.     Certain amounts in the Condensed Consolidated Balance Sheet for September 30, 2002, the Condensed Consolidated Statement of Operations for the three- and nine-months ended June 30, 2002, and the Condensed Consolidated Statement of Cash Flows for the nine-months ended June 30, 2002, were reclassified to conform to the June 30, 2003, presentation.

2.     DISCONTINUED OPERATIONS:

On December 17, 2002, the Company entered into a definitive purchase agreement to sell rental merchandise and related contracts of 295 stores to Rent-A-Center, Inc. for approximately $101,500. These stores are all included in the household rental segment. Rent-A-Center, Inc. purchased certain fixed assets and assumed related store leases of 125 of these stores. The transaction closed on February 8, 2003. The final purchase price for the stores was approximately $100,400. As required under the Company’s credit agreement, all proceeds of the sale, net of transaction costs, store closing and similar expenses, were used to pay existing bank debt. Of the approximate $100,400 purchase price, $10,000 was being held back by Rent-A-Center, Inc., to secure the Company’s indemnification obligations, $5,000 for 90 days following closing, which was refunded to the Company May, 2003, and an additional $5,000 for 18 months following closing. The Company recorded a receivable for this based upon its ability to fully satisfy the indemnification obligations of the agreement. The $5,000 held back by Rent-A-Center, Inc. for 18 months was discounted by $820 to record at the present value. The $820 discount will be amortized into income over the 18-month hold back period. Also, there was a $24,500 escrow held by National City Bank to fund transaction-related expenses. The escrow balance of approximately $3,000 was used to pay down debt at the closing of the refinancing on June 2, 2003. The assets sold include rental merchandise, vehicles under capital leases and certain fixed assets. Vehicle lease obligations were paid by the Company out of the proceeds from the sale.

The asset group is distinguishable as a component of the Company and classified as held for sale in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment on Disposal of Long-Lived Assets.” Direct costs to transact the sale were comprised of, but not limited to, broker commissions, legal and title transfer fees and closing costs.

In connection with the sale of the stores, the Company has and will continue to incur additional direct costs related to the sale and exit costs related to these discontinued operations. Costs associated with an exit activity include, but are not limited to termination benefits, costs to terminate a contract that is not a capital lease and costs to consolidate facilities or relocate employees, in accordance with Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” There was a transition period as defined in the asset purchase agreement comprised of a period of thirty days from the date immediately following the closing date. During this transition period, the Company was liable for certain exit costs attributable to the operation and transition of the purchased stores, including, but not limited to, rent, utilities, costs applicable to office equipment, costs associated with vehicles, employee payroll, health and other employee benefits, workers compensation claims, health care claims and all other costs related to transition personnel. The Company accrued for employee separation costs as costs were incurred. These costs are included in the results of discontinued operations in accordance with SFAS 146.

Related operating results have been reported as discontinued operations in accordance with SFAS 144. The Company has reclassified the results of operations of the component to be disposed for the prior period in accordance with provisions of SFAS 144. There have been no corporate expenses (including advertising expense) included in expenses from discontinued operations. Interest on debt that is required to be repaid as a result of the disposal transaction is allocated to income (loss) from discontinued operations. The effective interest rate on the outstanding debt of the Company at the end of the period reported is applied to the $68,643 estimated debt pay-down from the proceeds. The amount of interest reclassified to loss from discontinued operations is $0 and $2,168 for the three-month periods and $3,036 and $6,454 for the nine-month periods ended June 30, 2003 and 2002, respectively. Revenues and net income (loss) from the discontinued operations were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Operating revenues	$--	$33,579	$46,355	$102,057
Operating expenses from discontinued
operations (including exit costs) (1)	(965)	(31,103)	(44,997)	(95,050)
Rental merchandise fair value adjustment	--	--	(4,761)	--
Reserve for present value of future minimum
lease payments on vacated stores (2)	(436)	--	(8,351)	--
Loss on sale of stores	--	--	(796)	--
Interest expense	--	(2,168)	(3,036)	(6,454)
Income tax benefit	--	--	--	--

Net income (loss) from discontinued operations	$(1,401)	$308	$(15,586)	$553

(1)

The Company records exit costs associated with the operation and transition of the stores to Rent-A-Center, Inc. for 30 days after closing, and monthly rent and common area maintenance charges until leases are terminated or expired, in accordance with SFAS 146.

(2)

The reserve for future lease payments on vacated stores relates to the 170 stores for which Rent-A-Center, Inc. did not assume the leases. These costs are associated with the exit activity related to the sale of the 295 stores to Rent-A-Center, Inc., and are recorded in accordance with SFAS 146.

Assets and liabilities of the stores held for sale included in the Condensed Consolidated Balance Sheet are as follows:

	June 30, 2003	September 30, 2002

Assets:
Rental Merchandise, net	$--	$48,456
Goodwill	--	41,291
Property and equipment, net	--	5,126
Costs of sale	--	--
Utility Deposits	--	36

	--	$94,909

Liabilities:
Vehicle lease obligation	$--	$3,181
Customer deposits	--	105

	$--	$3,286

Property and equipment held for sale was comprised of the following:

	June 30, 2003	September 30, 2002

Leasehold improvements	$ --	$3,274
Computer equipment	--	596
Furniture and fixtures	--	818
Vehicles	--	5,500
Accumulated depreciation..	--	(5,062)

Property and equipment, net	$ --	$5,126

3.     BUSINESS RATIONALIZATION:

The Company periodically closes under-performing stores and takes other actions to maximize its overall profitability. In connection with the closing of stores and taking other actions, it incurs employee severance, fixed asset write offs, lease termination costs and other direct exit costs related to these activities. The Company recorded employee severance costs of $1,423 of which $1,298 is employee severance costs and termination benefits included in discontinued operations, in the nine months ended June 30, 2003. The Company recorded $2,024 of fixed asset write-offs associated with restructuring costs that are included in the $2,251 fixed asset write-off provided for and utilized during the nine months ended June 30, 2003. There were no fixed asset write-offs included in discontinued operations. There was $8,351 of lease termination costs recorded in discontinued operations not included in the business rationalization footnote (see Note 2). The net amount of these costs were as follows:

	Fixed Asset Write Offs	Lease Termination Costs	Total

Balance at September 30, 2001	$--	$5,084	$5,084
Fiscal 2002 Provision	373	458	831
Amount utilized in fiscal 2002	(373)	(3,407)	(3,780)

Balance at September 30, 2002	--	2,135	2,135
Fiscal 2003 Provision	2,251	189	2,440
Amount utilized in Fiscal 2003	(2,251)	(853)	(3,104)

Balance at June 30, 2003	$--	$1,471	$1,471

Lease termination costs will be paid according to the contract terms.

4.     EARNINGS (LOSS) PER COMMON SHARE:

Basic earnings (loss) per common share is computed using income (loss) available to common shareholders divided by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed using income (loss) available to common shareholders adjusted for anticipated dividend savings and accretion on conversion of the Company’s convertible preferred stock and the weighted average number of shares outstanding adjusted for the potential impact of options and warrants and shares issuable upon conversion of preferred stock where the effects are dilutive. Because operating results were a loss for the three-month period ended June 30, 2002, and for the nine-month periods ended June 30, 2003 and 2002, basic and diluted loss per common share were the same.

The following table reconciles the basic and diluted earnings (loss) per common share computation:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
COMPUTATION OF EARNINGS (LOSS) PER SHARE:
BASIC
Income (loss) before cumulative effect of change
in accounting principle and discontinued operations	$5,884	$(6,297)	$(13,210)	$(27,640)
Cumulative effect of change in accounting principle	--	--	--	(41,527)
Income (loss) from discontinued operations	(1,401)	308	(15,586)	553

Net income (loss)	4,483	(5,989)	(28,796)	(68,614)
Amortization of deemed dividend and accretion
of preferred stock	(124)	--	(124)	--

Net income (loss) available to common shareholders	$4,359	$(5,989)	$(28,920)	$(68,614)

Weighted average common shares outstanding	25,726	25,364	25,699	24,802

Earnings (loss) per share:
Income (loss) before cumulative effect of
change in accounting principle and discontinued
operations available to common shareholders	$0.22	$(0.25)	$(0.52)	$(1.12)
Cumulative effect of change in accounting
principle	--	--	--	(1.67)
Income (loss) from discontinued operations	(0.05)	0.01	(0.61)	0.02

Net income (loss) available to common shareholders	$0.17	$(0.24)	$(1.13)	$(2.77)

DILUTED
Net income (loss) available to common
shareholders for basic earnings (loss) per share	$4,359	$(5,989)	$(28,920)	$(68,614)
Plus: income impact of assumed conversion
Convert derivative market value adjustment (2)	--	--	--	--
Dividends on 8% convertible preferred stock (2)	--	--	--	--
Accretion to preferred stock redemption amount (2)	--	--	--	--

Net income (loss) available to common
shareholders for diluted earnings (loss) per
share and assumed conversion	$4,359	$(5,989)	$(28,920)	$(68,614)

Weighted average common shares used in
calculating basic earnings (loss) per share	25,726	25,364	25,699	24,802
Add incremental shares representing:
Shares issuable upon exercise of stock options,
warrants and escrowed shares (1)	--	--	--	--
Contingent shares issuable upon the exercise of
warrants to purchase 8% convertible preferred
stock (2)	--	--	--	--
Shares issuable upon conversion of 8% convertible
preferred stock (2)	--	--	--	--
Weighted average number of shares used in
calculation of diluted earnings (loss) per share	25,726	25,364	25,699	24,802

Earnings (loss) per share:
Income (loss) before cumulative effect of
change in accounting principle and discontinued
operations available to common shareholders	$0.22	$(0.25)	$(0.52)	$(1.12)
Cumulative effect of change in accounting principle	--	--	--	(1.67)
Income (loss) from discontinued operations	(0.05)	0.01	(0.61)	0.02

Net income (loss) available to common
shareholders	$0.17	$(0.24)	$(1.13)	$(2.77)

(1)

For the three- and nine-month periods ended June 30, 2003, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of common stock, and therefore anti-dilutive, was 3,340 and 3,340, respectively. The number of stock options that were outstanding but not included in the computation of diluted earnings per common share in which their exercise price was less than the average market price of common stock was 16 for the three- and nine-months ended June 30, 2003. For the three- and nine-month period ended June 30, 2002, the number of stock options that were outstanding but not included in the computation of diluted earnings per share because their exercise price was greater than the average market rice of common stock, and therefore anti-dilutive, was 7,830 and 3,544, respectively. There was also 4,186 contingent warrants not included in the computation of diluted earnings per common share because they were anti-dilutive for the three- and nine-month periods ended June 30, 2002.

(2)

Including the effects of these items for the three-month and nine-month periods ended June 30, 2003 would be anti-dilutive. Therefore, 752 contingent shares issuable upon exercise of warrants to purchase 8% convertible preferred stock and 2,500 shares issuable upon conversion of 8% convertible preferred stock are excluded from consideration in the calculation of diluted earnings (loss) per share for the three-months and nine months ended June 30, 2003. There were convert derivative market value adjustment of $233, dividends on convertible preferred stock of $95 and accretion to preferred stock redemption amount of $29 income impact of assumed conversion not added to net income (loss) available to common shareholders for basic earnings (loss) per share in the diluted earnings (loss) per share because including the effects of these items would be anti-dilutive

5.     GOODWILL—ADOPTION OF STATEMENT 142:

Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, ceases upon adoption. Thus, no amortization for such goodwill and indefinite lived intangibles was recognized in the accompanying Condensed Consolidated Statements of Operations for the three-and nine-months ended June 30, 2003 and 2002. On an annual basis and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and a write down may be necessary.

In accordance with the provisions of SFAS 142, during fiscal 2002 the Company performed, with the assistance of an independent valuation firm, the impairment test of the carrying value of goodwill. This assessment resulted in an impairment write-down of $58,900, recorded in “Cumulative Effect of Change in Accounting Principle” in the amount of $41,500 (net of $17,400 in income taxes). In accordance with the transitional implementation guidance of SFAS 142, the write down was recorded retroactive to the Company’s first quarter results of operations.

The Rent-A-Center, Inc., transaction (see Note 2) is an event that triggers an impairment assessment under the provisions of SFAS 142. The Company performed an impairment test of the carrying value of goodwill remaining after allocation of the fair value of goodwill to the assets held for sale. There was no impairment of goodwill as a result of this event. Goodwill held for sale was determined based on the ratio of the fair value of the 295 stores sold to Rent-A-Center, Inc., to the fair value of the entire Company before the sale of the stores. Goodwill allocated to the disposal group was $41,291.

The following table shows the net carrying value of goodwill as of June 30, 2003 for the Company’s segments:

	Household Rental Segment	Prepaid Telephone Service Segment	Total Segments

Goodwill	$181,905	$6,594	$188,499

The following table reflects the components of amortizable intangible assets at June 30, 2003:

	Purchase Amount	Cumulative Amortization	Net Carrying Amount

Amortizable intangible assets:
Non-compete agreements	$2,631	$(2,066)	$565
Customer contracts	1,164	(1,080)	84
Exclusivity agreement	2,050	(2,050)	--

	$5,845	$(5,196)	$649

There were no changes to the amortization methods and lives of the amortizable intangible assets.

6.     DEBT:

Debt consists of the following:

	June 30, 2003	September 30, 2002

Senior credit facility	$--	$277,121
Senior secured notes	201,442	--
Revolving credit facility	33,000	--
Note payable	74	86

	$234,516	$277,207

Senior Credit Facility Refinanced

On June 2, 2003, the Company completed the sale of $205,000 of 11.875% senior secured notes (the “secured notes”), closed a new $60,000 revolving credit facility and sold $15,000 in newly authorized 8% convertible preferred stock through a private placement. Net proceeds of $194,553 from the secured notes, $33,000 borrowed under a new revolving bank credit facility, and $14,129 from the sale of convertible preferred stock were used to pay down $50,269 of the Company’s term loan A facility, $127,348 of its term loan B facility, $38,714 of its revolver and $23,263 of accrued interest. The remaining net proceeds were used for general corporate purposes.

Senior Secured Notes

The $205,000 of secured notes bears interest at 11.875%, which is payable semiannually on June 15 and December 15, beginning December 15, 2003. The secured notes are guaranteed on a senior basis by all existing and future domestic restricted subsidiaries of the Company other than dPi, which is an unrestricted subsidiary. The Company may redeem the secured notes, in whole or in part, at any time prior to June 15, 2010, at a redemption price equal to the greater of:

a)	100% of the principal amount of the notes to be redeemed; and

b)

the sum of the present values of (i) 100% of the principal amount of the notes to be redeemed at June 15, 2010, and (ii) the remaining scheduled payments of interest from the redemption date through June 15, 2010, but excluding accrued and unpaid interest to the redemption date, discounted to the redemption date at the treasury rate plus 175 basis points;

plus, in either case, accrued and unpaid interest to the redemption date.

In addition, at any time prior to June 15, 2006, up to 25% of the aggregate principal amount of the secured notes may be redeemed at the Company’s option, within 75 days of certain public equity offerings, at a redemption price of 111.875% of the principal amount, together with accrued and unpaid interest. Such redemption can occur provided that after giving effect to any such redemption, at least 75% of the original aggregate principal amount of the notes issued (including any notes issued in future permitted issuances) remains outstanding.

The secured notes were offered at a discount of $3,583, which is being amortized using the effective interest method, over the term of the secured notes. Amortization of the discount was $25 for the three and nine months ended June 30, 2003. Costs representing underwriting fees and other professional fees of $6,864 are being amortized, using the straight-line method, over the term of the secured notes. The secured notes rank senior in right to all of the Company’s existing and future subordinated debt, have a lien position ranking second to the bank revolving credit facility and effectively junior in right of payment to all existing and future debt and other liabilities of the Company’s subsidiaries that are not subsidiary guarantors. The secured notes contain covenants that will, among other things, limit the Company’s ability to incur additional debt, make restricted payments, incur any additional liens, sell certain assets, pay dividend distributions from restricted subsidiaries, transact with affiliates, conduct certain sale and leaseback transactions and use excess cash flow.

If (a) the Company has any excess cash flow or amounts on deposit in the excess cash flow collateral account, (b) the leverage ratio is equal to or greater than 2.50 to 1.00 or the rent-adjusted leverage ratio is equal or greater than 4.00 to 1.00, and (c) the Company has cash and cash equivalents of more than $10,000, the Company must repay debt (if any) outstanding under the revolving credit facility in an amount equal to the remainder (if positive) of 1) the amount of such cash and cash equivalents minus 2) the sum of $10,000 plus such excess cash flow. Thereafter, if (a) the Company has any excess cash flow with respect to such fiscal year plus amounts on deposit in the excess cash flow collateral account of at least $1,000 in the aggregate and (b) the coverage ratio is equal to or greater than 2.50 to 1.00 or the rent-adjusted leverage ratio is equal to or greater than 4.00 to 1.00, then the Company either shall use such excess cash flow plus such amounts on deposit to repay debt (if any) outstanding under the revolving credit facility or, subject to limitations, shall use 75% of any excess cash flow plus such amounts on deposit remaining after repayment of debt outstanding under the revolving credit facility to make an offer to purchase notes at a purchase price equal to 104.25% of the aggregate principal amount thereof, plus accrued and unpaid interest to the purchase date. The Company shall deposit in the excess cash flow collateral account all of the portion of the 75% of such remaining excess cash flow not used to purchase notes. The Company may use 25% of the excess cash flow remaining with respect to such fiscal year after repayment of debt outstanding under the revolving credit facility. All of the Company’s obligations in the excess cash flow covenant shall terminate upon the first fiscal year end of the Company at which both a) the leverage ratio is less than 2.50 to 1.00 and b) the rent-adjusted leverage ratio is less than 4.00 to 1.00.

Revolving Credit Facility

The Company closed a new revolving credit facility with Harris Trust and Savings Bank, acting as administrative agent, and Bank of Montreal as lead arranger, and providing for National City Bank to act as syndication agent for a new revolving credit facility providing for senior secured revolving loans of up to $60,000 including a $15,000 sub-limit for standby and commercial letters of credit and a $5,000 swingline sub-limit. This credit facility will expire five years from closing (June 2, 2008). The balance at June 30, 2003 was $33,000. Loan origination costs of $2,027 are being amortized, on a straight-line basis, over the 5-year term of the bank agreement. The new revolving credit facility is guaranteed by all of the wholly owned domestic subsidiaries and secured by first priority liens on substantially all of the Company’s and subsidiary guarantors’ assets, including rental contracts and the stock held in domestic subsidiaries. The Company may elect that each borrowing of revolving loans be either base rate loans or Eurodollar loans. The Eurodollar loans bear interest at a rate per annum equal to an applicable margin plus LIBOR adjusted for a reserve percentage. Under the base rate option, the Company will borrow money based on the greater of (a) the prime interest rate or (b) the federal funds rate plus 0.50%, plus, in each case, a specified margin. A 0.50% commitment fee will be payable quarterly on the unused amount of the revolving credit facility. Upon a default, interest will accrue at 2% over the applicable rate. The Company will be required to make specified mandatory prepayments upon subsequent debt or equity offerings and asset dispositions.

The financial covenants required under the provisions of the new revolving credit facility include the following:

The leverage ratio is total funded debt less an amount on deposit in the excess cash flow escrow account to EBITDA for the four fiscal quarters then ended. The leverage ratio cannot exceed 5.00 to 1.00 through March 31, 2004, 4.75 to 1.00 from April 1, 2004 though June 30, 2004, 4.50 to 1.00 from July 1, 2004 through September 30, 2004, 4.00 to 1.00 from October 1, 2004 through September 30, 2005, 3.75 to 1.00 from October 1, 2005 though September 30, 2006, 3.25 to 1.00 from October 1, 2006 through September 30, 2007, 2.75 to 1.00 from October 1, 2007 thereafter.

The fixed charge coverage ratio is EBITDA for the four fiscal quarters then ended less capital expenditures not financed by capital leases to fixed charges for the same four fiscal quarters then ended. EBITDA does not include depreciation of rental merchandise and is adjusted for one-time non-cash charges. Fixed charges are the sum of all principal payments made on indebtedness but excluding payments on revolving credit plus interest expense, restricted payments, all prepayments on senior notes and income taxes paid or payable. The fixed charge coverage ratio shall not be less than 1.05 to 1.00 through June 30, 2003, 1.15 to 1.00 from July 1, 2003 through September 30, 2003, 1.20 to 1.00 from October 1, 2003 through March 31, 2004 and 1.25 to 1.00 from April 1, 2004 through the revolving credit termination date.

The Company cannot allow the book value of rental merchandise under lease to be less than 74% of the total value of rental merchandise held for rent at the end of each calendar month ending September 30, October 31 and November 30 in each fiscal year and 77% for all other calendar months in each fiscal year. The value of jewelry cannot exceed 7.5% of the total value of rental merchandise as measured at the end of each calendar month commencing June 30, 2003.

The Company cannot incur capital expenditures in an amount in excess of $20,000 in the aggregate during any fiscal year increased for the preceding year’s unused permitted amount not to exceed $2,500.

The consolidated net worth shall not be less than $85,000 plus 75% of positive net income with no deduction for losses (for each quarter of each fiscal year ending on or after September 30, 2003), and 90% of any subsequent incremental issuance of new equity securities, other than equities issues in connection with the exercise of employee stock options and capital stock issued to the seller of an acquired business in connection with a permitted acquisition.

The Company cannot permit EBITDA for the twelve consecutive calendar months then ended to be less than:

For the month ending:	Minimum EBITDA:

June 2003	$57,500
July 2003	$56,000
August2003	$55,000
September 2003	$53,000
October 2003	$51,000
November 2003	$51,000
December 2003	$51,000
January 2004	$50,000
February 2004	$48,000
March 2004	$48,000
April 2004	$49,000
May 2004	$50,000
June 2004	$52,000
July 2004	$53,000
August 2004	$54,000
September 2004	$55,500
October 2004	$56,500
November 2004	$57,000
December 2004	$58,000
January 2005	$58,000
February 2005	$59,000
March 2005	$59,000
April 2005 through February 2006	$60,000
March 2006 through December 2006	$62,500
January 2007 and thereafter	$65,000

7.     CONVERTIBLE REDEEMABLE PREFERRED STOCK:

On June 2, 2003, the Company issued 1,500 shares of its Series A convertible preferred stock, for $10 per share (the “convertible preferred stock”) and granted a one-year option to purchase an additional 500 shares of convertible preferred stock (the “additional preferred shares”). The net proceeds from the sale of the convertible preferred stock was used to repay the senior credit facility (see Note 6.). The net proceeds of $14,129 from the issuance of the convertible preferred stock are net of issuance costs of $871, and are classified outside of permanent equity because of the mandatory redemption date and other redemption provisions except for $142 classified as option to purchase convertible preferred stock included in permanent equity. The convertible preferred stock is being accreted to its maximum mandatory redemption amount possible pursuant to Topic D-98, “Classification and Measurement of Redeemable Securities,” using the effective interest method from the issuance date to the 7-year mandatory redemption date.

The terms of the convertible preferred stock include a number of conversion and redemption provisions that represent derivatives under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) (See Note 11). Certain features of the convertible preferred stock are accounted for as embedded derivatives. The Company has determined that the option to purchase additional preferred shares is an embedded derivative that qualifies for scope exemption under the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” As such, this derivative was initially required to be bifurcated and recorded at fair value upon issuance but does not require mark to market accounting. The Company also has determined the convertible feature of the convertible preferred stock is a derivative that does not qualify for scope exemption under EIFT 00-19, and is required to be bifurcated, recorded at fair value, and marked to market. The fair values of the derivatives were determined with the assistance of an independent valuation firm.

Below is a description of the material terms of the convertible preferred stock.

Dividends.     From the date of issuance, dividends on the stated value of the series A preferred stock will accrue daily at a rate of 8.0% per annum. Dividends on the preferred stock will be payable beginning July 1, 2003, and on the first day of each calendar quarter in cash or in shares of Company common stock at the Company’s option; provided, however, that if the Company elects to pay dividends in shares of common stock, (i) a registration statement must be effective with respect to such shares of common stock and (ii) the payment would be at 95% of the arithmetic average of the daily volume weighted average prices of the common stock for the five trading days immediately preceding the second trading day prior to the applicable dividend payment date. The Company shall be required to pay dividends in cash if a triggering event occurs or an event that with the passage of time and without being cured would constitute a triggering event. Dividends not paid within five business days of the dividend payment date will bear interest at 15.0% per annum until paid in full. During the period commencing upon the occurrence of a share liquidity event and ending when such event is cured, the dividend rate shall increase to 15% per annum. Preferred dividends of $95 were accrued and charged to accumulated deficit at June 30, 2003.

Conversion provisions. Subject to certain limitations, each share of preferred stock is convertible at the holder’s option. Preferred stock is convertible in the Company’s common stock by dividing the stated value of such shares by the conversion price. The conversion price is $6.00 per share for preferred stock issued at the initial closing and $6.65 per share for any additional preferred shares issued, subject to certain anti-dilution adjustments.

Limitation on beneficial ownership. The Company has no obligation to effect any conversion, and no holder of preferred shares has the right to convert any preferred shares, to the extent that after giving effect to such conversion, the beneficial ownership of a number of shares exceeds 4.99% of the number of shares of common stock outstanding immediately after giving effect to such conversion.

Mandatory redemption at maturity. If any preferred shares remain outstanding on the maturity date (June 2, 2011), the Company shall redeem in cash such shares at a redemption price equal to the stated value of such shares plus accrued but unpaid dividends.

Purchase rights. If at any time the Company grants, issues or sells any options, convertible securities or rights to purchase stock, warrants, securities or other property pro rata to the record holders of any class of common stock, then the holders of preferred shares will be entitled to acquire, upon the terms applicable to such purchase rights, the aggregate purchase rights which such holder would have acquired if such holder had held the number of shares of common stock acquirable upon complete conversion of the preferred shares.

Re-organization, reclassification, consolidation, merger or sale. Prior to the consummation of any sales of all or substantially all of the Company’s assets to an acquiring person or other change following which the Company is not a surviving entity, the Company will secure from the person purchasing such assets or the successor, a written agreement to deliver to each holder of preferred shares in exchange for such shares, a security of the acquiring entity evidenced by a written instrument substantially similar in form and substance to the preferred shares, including, without limitation, having a stated value and liquidation preference equal to the stated value and liquidation preference of the preferred shares.

Company’s Redemption Provisions.

On the date the Company publicly discloses a pending, proposed or intended change of control, the Company has the right, in its sole discretion, to require that all, but not less than all, of the outstanding preferred shares be redeemed at a price per preferred share equal to the applicable change of control redemption price discussed below.

Subject to certain requirements, the Company can redeem the preferred stock at any time from and after June 2, 2008, in whole or in part, for an amount in cash equal to the conversion amount of the preferred shares selected for redemption.

Holder’s Redemption Provisions.

Upon a change of control each holder of preferred shares has the option to require the Company to redeem all or a portion of the preferred shares held in cash at a premium determined as follows.

The change of control redemption price is determined as follows:

1)

If the acquiring entity is a publicly-traded entity, the redemption price is the greater of (A) the product of (i) the change of control redemption percentage (discussed below) and (ii) the conversion amount; or (B) the sum of (i) the stated value and (ii) a Black-Scholes valuation amount,

2)	If the acquiring entity is not a publicly-traded entity, the redemption price is the product of (i) the change of control redemption percentage and (ii) the conversion amount.

The change of control redemption percentage is:

1)	125% for the period commencing on the initial issuance date and ending on the second anniversary of the initial issuance date,

2)	120% for the period commencing on the day after the second anniversary and ending on the third anniversary of the initial issuance date,

3)	115% for the period commencing on the date after the third anniversary of the initial issuance date and ending on the maturity date.

At any time on and after the six month anniversary of the repayment, redemption or retirement of all of the senior secured notes and all amounts outstanding under the senior credit facility, each holder has the option to require the Company to redeem at any time all or a portion of such holder’s preferred shares at a price per preferred share equal to the conversion amount.

Voting rights. Holders of preferred shares have no voting rights, except as required by law.

Liquidation.     In the event of any liquidation, dissolution or winding up of the Company, the holders of the preferred shares are entitled to receive cash in an amount equal to its stated value plus accrued but unpaid dividends before any amount shall be paid to common stock holders.

Restriction on redemption and cash dividends. Unless all of the preferred shares have been converted or redeemed, the Company shall not, directly or indirectly, redeem, or declare or pay any cash dividend or distribution on its capital stock.

Registration rights. The Company has filed a registration statement on Form S-3 covering the shares of common stock issuable upon conversion of the preferred stock acquired in the initial closing, which became effective on July 11, 2003. In the event the holders acquire additional shares of preferred stock, the Company is required to file a registration statement on Form S-3 covering the common stock issuable on conversion of the preferred stock so acquired within 30 days of such acquisition and to cause the registration statement to become effective within 90 days thereafter. The Company will pay cash liquidated damages to the holders of the preferred stock in the event the Company does not meet these requirements, and also in the event the registration statement becomes unavailable to the holders for periods beyond specified grace periods.

8.     STOCK OPTIONS:

The Company accounts for stock based compensation issued to its employees and directors in accordance with APB No. 25, and has elected to adopt the “disclosure only” provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require new prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

If the Company had elected to recognize the compensation cost of its stock option plans based on the fair value of the awards under those plans in accordance with SFAS No. 148, net loss and loss per common share would have been increased to the pro-forma amounts below:

	For the Nine-Month Period Ended June 30,
	2003	2002
Net loss before cumulative effect of change in
accounting principle and discontinued
operations:
As reported	$(13,210)	$(27,640)
Compensation expense	(5,092)	(8,870)

Pro-forma	$(18,302)	$(36,510)

Net loss:
As reported	$(28,796)	$(68,614)
Compensation expense	(5,092)	(8,870)

Pro-forma	$(33,888)	$(77,484)

Diluted loss per common share:
Net loss before cumulative effect of change in
accounting principle and extraordinary item
As reported	$(0.52)	$(1.12)
Pro-forma	$(0.71)	$(1.47)

Net loss
As reported	$(1.13)	$(2.77)
Pro-forma	$(1.32)	$(3.12)

During fiscal year 2002, there was a cancellation/re-issuance program for certain options. The re-issued options vest 50% on the re-issuance date (June 13, 2002) and 50% on the first anniversary. There have been no options granted during fiscal year 2003 through June 30, 2003.

9.     SHAREHOLDERS’ EQUITY:

On April 18, 2002, the Company sold 1.0 million restricted common shares and warrants to acquire 100,000 common shares to Calm Waters Partnership and two other investors for $6,000. The warrants have an exercise price of $9.35 per share, subject to adjustment. The Company issued 332,999 additional warrants to these investors as of April 1, 2003, at an exercise price of $1.50 per share, which were exercised on June 19, 2003.

10.     RESTRUCTURING COSTS:

During the second quarter of fiscal year 2003, the Company formulated a plan to restructure the corporate office through reductions in the corporate workforce to rationalize corporate costs for the 766 remaining stores and to sublease, assign or terminate operating leases that the Company would no longer operate as a rent-to-own business activity subsequent to the sale to Rent-A-Center, Inc. As a result of this plan, the Company paid total pre-tax restructuring charges of $1,214 for the three-months and $3,429 for the nine-months ending June 30, 2003. The restructuring costs for nine-month period ended June 30, 2003, includes $988 of employee severance and termination benefits, $2,024 of fixed asset write-offs and $417 of depreciation taken for leasehold improvements related to the leased facilities vacated as a result the Rent-A-Center sale.

11.     DERIVATIVE FINANCIAL INSTRUMENTS:

On June 2, 2003, the Company issued 1,500 shares of convertible redeemable preferred stock (see Note 7). The terms of this preferred stock include a number of conversion and redemption provisions that represent derivatives under SFAS No. 133. The Company has determined that the option to purchase additional preferred shares is an embedded derivative that qualifies for SFAS 133 scope exemption under the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” As such this derivative was initially bifurcated and recorded in shareholders’ equity. This derivative does not require mark to market accounting and is accreted into convertible redeemable preferred stock over the one-year option period.

The Company also has determined the convertible feature of the convertible redeemable preferred stock is a derivative that does not qualify for SFAS 133 scope exemption under EITF 00-19. It was bifurcated and recorded in the temporary equity classification on the balance sheet. The positive change in the fair market value of the convertible feature from issuance on June 2, 2003 to June 30, 2003 was $233, which was recorded to other income (expense) in the Company’s Consolidated Statements of Operations.

At June 30, 2003, the Company had interest rate swaps on a notional debt amount of $101,700 and a fair market value of ($6,088). The variable pay interest rate ranges from 5.09% to 6.97%. The maturity dates run through August 2005.

The Company’s interest rate swaps do not meet the qualifications for hedge accounting treatment under Statement of Financial Accounting Standards No. 133. The Company’s positive change in the fair market value of the interest rate swap portfolio was $1,044 and $3,623 for the three-months and nine-months ended June 30, 2003, respectively. This was recorded to other income in the Company’s Condensed Consolidated Statements of Operations.

12.     COMPREHENSIVE INCOME:

Comprehensive income encompasses net income and changes in the components of accumulated other comprehensive income not reflected in the Company’s Condensed Consolidated Statements of Operations during the periods presented. Accumulated other comprehensive income consists of the transition asset recorded at the time of adoption of SFAS No. 133.

	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)

Net loss for the nine months
ended June 30, 2003	$(28,796)	$--
SFAS 133 Transition amount	--	787
Amortization of SFAS 133
Transition amount.	(215)	(688)

Total for the nine months
ended June 30, 2003	$(29,011)	$99

13.     CONTINGENCIES:

As previously reported, the Company, its independent accountants, and certain of its current and former officers have been named in a consolidated class action complaint filed in the U.S. District Court for the Western District of Pennsylvania alleging violations of the securities laws and seeking damages in unspecified amounts purportedly on behalf of a class of shareholders. On April 18, 2003, the Company entered into an agreement settling the class action. The settlement requires the Company to pay the class the sum of $25,000, with $21,000 in cash and $4,000 in 6% unsecured subordinated notes payable in four equal installments over two years commencing December 31, 2003. Of the $21,000 payable in cash, $11,000 is to be funded from available insurance proceeds. The settlement agreement provides for the release of the Company and all other defendants except the Company’s former controller and the Company’s independent accountants. The settlement is subject to several conditions including Court approval. The Company’s independent accountants have opposed the motion of the lead plaintiff in the class action, Cramer Rosenthal McGlynn LLC, seeking class certification and appointment as class representative. If the motion is not granted, the Court could reject the settlement.

As previously reported, certain of the Company’s officers and directors and the Company, as nominal defendant, were sued in a shareholder derivative action brought on behalf of the Company in the U.S. District Court for the Western District of Pennsylvania. The Court granted a motion to dismiss this suit without prejudice on May 14, 2003.

The Company is subject to legal proceedings and claims in the ordinary course of its business that have not been finally adjudicated. Certain of these cases, exclusive of the class action mentioned above, have resulted in initial claims totaling $20,638. However, all but $1,823 of such claims are, in the opinion of management, covered by insurance policies or indemnification agreements, or create only remote potential of any liability exposure to the Company and therefore should not have a material effect on the Company’s financial position, results of operations or cash flows. Additionally, threatened claims exist for which management is not yet able to reasonably estimate a potential loss. In management’s opinion, none of these threatened claims will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company is self-insured for certain losses related to workers’ compensation, employee medical, vehicle and general liability. The Company has purchased stop-loss coverage in order to limit its exposure to any significant levels of claims. Self-insurance reserves are accrued based upon the Company’s estimates of the aggregate liability for uninsured claims incurred using certain actuarial assumptions followed in the insurance industry and the Company’s historical experience. The Company has obtained letters of credit of $6,000 to guarantee the payment of future claims.

14.     INCOME TAXES:

During the first nine months of fiscal 2003, the Company recorded income tax expense and a deferred tax liability of $4,065 because the Company can no longer look to the reversal of the deferred tax liability associated with tax-deductible goodwill to offset a portion of its deferred tax asset, following the adoption of SFAS 142. Also during the first nine months of fiscal 2003, a tax benefit of $875 was recorded resulting from the carryback of certain AMT net operating losses, which were allowed as a result of the Jobs Creation and Workers Assistance Act of 2002, which suspended the AMT utilization limits for a two-year period. The deferred tax asset, net of liabilities excluding goodwill, increased from $63,944 at September 30, 2002, to $68,987 at June 30, 2003. This increase of $5,045 for the nine months ended June 30, 2003, is the tax effect of net losses before income taxes, reduced by the tax effect of expenses which are nondeductible for tax, primarily nondeductible goodwill allocated to the sale of the stores. Of this amount, $2,226 represents a reduction of the gross deferred tax asset and related valuation allowance as a result of the current quarter income before taxes. A full valuation allowance has been provided against the net deferred tax assets.

15.     SEGMENT INFORMATION:

Rent-Way is a national rental-purchase chain that provides a variety of services to its customers including rental of household items and prepaid local telephone service on a week-by-week or a month-by-month basis. The Company has determined that its reportable segments are those that are based on the Company’s method of internal reporting, which disaggregates its business by product category. The Company’s reportable segments are household rentals and prepaid telephone service. Its household rental segment rents name brand merchandise such as furniture, appliances, electronics and computers on a weekly, biweekly, semimonthly or bimonthly basis. Its prepaid telephone service segment provides a local dial tone on a month-by-month basis.

The financial results of the Company’s segments follow the same accounting policies as described in “Summary of Significant Accounting Policies” (see Note 1).

For the three months ended June 30, 2003	Household Rental Service	Prepaid Telephone Service	Inter-segment Activity	Total

Total revenue	$113,628	$9,005	$ (258)	$122,375

Operating income	$14,733	$432	$ 30	$15,195

Net income	$4,077	$406	$ --	$4,483

Total Assets	$452,517	$4,452	$ (3,390)	$453,579

For the nine months ended June 30, 2003	Household Rental Service	Prepaid Telephone Service	Inter-segment Activity	Total

Total revenue	$345,303	$28,224	$(1,075)	$372,452

Operating income	$26,952	$38	$221	$27,211

Net loss	$(28,863)	$(64)	$131	$(28,796)

Total Assets	$452,517	$4,452	$(3,390)	$453,579

16.     SUBSEQUENT EVENTS:

Investigation of Accounting Matters. On July 22, 2003, the SEC and the Department of Justice announced the conclusion of their investigation pertaining to the accounting improprieties discovered in October 2000. The SEC filed a complaint against the Company, charging violations of the “books and record” provisions of the Securities Exchange Act of 1934 but seeking no fine or penalty. Contemporaneously with the filing of the SEC complaint, the Company agreed to settle the SEC action without admitting or denying the violations by consenting to the entry of an injunction in federal court enjoining it from future violations of the books and records provisions of the Exchange Act. No fines, penalties or other sanctions were assessed against the Company. The Department of Justice concluded its investigation with no action against the Company.

17.     RECENT ACCOUNTING PRONOUNCEMENTS:

In May, 2003, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Company has adopted the provisions of this Statement.

On April 30, 2003, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 clarifies 1) the circumstances in which a contract with an initial net investment meets the characteristics of a derivative, 2) when a derivative contains a financing component and amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003. The Company is currently evaluating the provisions of this Statement.

On January 15, 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” The objective of this interpretation is to improve financial reporting by enterprises involved with variable interest entities. This interpretation applies to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has no variable interest entities that are not currently consolidated and is evaluating the provisions of this interpretation.

On November 25, 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, An Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No.34". The Interpretation requires than upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. The Company has evaluated the provisions of this Interpretation and determined it does not have an impact on these financial statements upon its adoption.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS ANDRESULTS
OF OPERATIONS

OVERVIEW

Rent-Way operates 753 stores located in 33 states, the second largest number of stores in the rental-purchase industry. The Company offers quality brand name home entertainment equipment, computers, furniture, appliances, and jewelry to customers under full-service rental-purchase agreements that generally allow the customer to obtain ownership of the merchandise at the conclusion of an agreed upon rental period. The Company also provides prepaid local phone service to consumers on a monthly basis through its majority-owned subsidiary, dPi Teleconnect, L.L.C. (“DPI”). DPI is a non-facilities based provider of local phone service.

Since late 2000, the Company has focused on improving gross margins, decreasing operating expenses, and reducing debt. To accomplish these objectives, the Company has significantly upgraded its merchandise mix, implemented higher rental rates, and closed, combined, or sold under-performing stores. As a result of these activities, the Company reduced outstanding bank debt from $387.9 million on September 30, 2000 to $234.5 million on June 30, 2003. The reduction in bank debt reflects the Company’s ability to generate internal cash flow.

On June 2, 2003, the Company closed a refinancing of its bank credit facility through the issuance of $205.0 million of senior secured notes, borrowings under a new $60.0 million bank revolving credit facility and the sale of $15.0 million of convertible preferred stock.

The Company generates revenues from three categories: rental revenue, prepaid phone service revenue, and other revenue. The household rental business revenues include both rental revenue and other revenue. Rental revenue consists of revenues derived from rental-purchase agreements. Prepaid phone service revenue represents revenues from DPI. Other revenue includes revenues related to services offered that complement the rental-purchase agreements and the sale of rental merchandise. These revenues include insurance fees, liability damage waiver premiums, Preferred Customer Club fees, early purchase option revenues, and revenues from the sale of merchandise.

New rental agreements for a store typically offset the number of agreements that are terminated as products are returned. Therefore, while there is constant turnover within the portfolio of rental agreements, the total number of rental agreements in a store does not change significantly. This stability in the number of rental agreements facilitates revenue forecasting. The typical store experiences a slight decrease in the number of agreements during the summer months while, on balance, the rest of the year demonstrates growth in agreements.

The major components of the Company’s cost structure are the cost of rental-purchase merchandise and personnel and, to a lesser extent, sales and marketing expense and general and administrative costs. Costs associated with rental-purchase merchandise are driven by the need to purchase merchandise to maintain the quality and availability of the product mix and to maximize inventory utilization rates. Compensation, incentives, and employee benefits are the main components of personnel costs. Sales and marketing expenses are driven primarily by business development activities, the development of new service offerings, and advertising costs. Other operating expenses include general and administrative costs, which primarily include corporate overhead expenses, costs associated with our information technology infrastructure, and other store related expenses.

The Company considers the rental-purchase business and prepaid telephone services to be two separate business units (see Note 15). Separate information in this discussion regarding the prepaid telephone service business is not presented except in the discussion of total revenues and cost of prepaid phone service. The Company believes that other items for the prepaid telephone service business are immaterial.

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

Rental Merchandise Depreciation. The Company uses the units of activity depreciation method for all rental merchandise except computers. Under the units of activity method, rental merchandise is depreciated as revenue is collected. Thus rental merchandise is not depreciated during periods when it is not on rent and therefore not generating rental revenue. Personal computers, added to the Company’s product line in June 1999, are principally depreciated on the straight-line basis beginning on acquisition date over 12 months to 24 months, depending on the type of computer. Write-offs of rental merchandise arising from customers’ failure to return merchandise, obsolescence and losses due to excessive wear and tear of merchandise are recognized using the direct write-off method, which is materially consistent with the results that would be recognized under the allowance method.

Prepaid Phone Service. Prepaid phone service is provided to customers on a prepaid month-to-month basis. Prepaid phone service revenues are comprised of monthly service revenues and activation revenues. Monthly service revenues are recognized on a straight-line basis over the related monthly service period, commencing when the service period begins. The cost of monthly service is also recognized over the monthly service period and is included in “cost of prepaid phone service” in the Statement of Operations. Activation revenues are recognized on a straight-line basis over the average life of the customer relationship. Activation costs are expensed as incurred and are included in “cost of prepaid phone service” in the Statement of Operations.

Closed Store Reserves. From time to time, the Company closes or consolidates retail stores. An estimate is recorded of the future obligation related to closed stores based upon the present value of the future lease payments and related commitments, net of estimated sublease income. At June 30, 2003 and 2002, the reserve for closed stores for normal operating activities was $1.5 million and $2.9 million, respectively, with the decrease primarily related to the number of stores closed during the period. In addition, there was a $8.3 million reserve for vacated stores related to the 170 stores for which Rent-A-Center, Inc. did not assume the leases and is included in net loss from discontinued operations.

Company Insurance Programs. The Company is primarily self-insured for health, workers’ compensation, automobile, and general liability costs. The self-insurance liability for health costs is determined actuarially based on claims filed and an estimate of claims incurred but not yet reported. The self-insurance liability for workers’ compensation, automobile and general liability costs are determined actuarially based on claims filed and company experience. Losses in the workers’ compensation, automobile and general liability programs are pre-funded based on the insurance company’s loss estimates. Loss estimates will be adjusted for developed incurred losses at 18 months from policy inception and every 12 months thereafter. Retrospective adjustments to loss estimates are recorded when determinable and probable.

Legal Expenditures. Legal costs are recorded as incurred. The Company’s experience with outside legal counsel is that services rendered are billed within 30 days of the close of the month the work was performed.

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

Discontinued Operations. On December 17, 2002, the Company entered into a definitive purchase agreement to sell rental merchandise and related contracts of 295 stores to Rent-A-Center, Inc., which transaction has since closed. Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of this component have been segregated from those of continuing operations and are presented in the Company’s financial statements as discontinued operations (see Note 2).

Deferred Financing Costs. Deferred financing costs consists of bond issuance costs and loan origination costs incurred in connection with the sale of $205.0 million of senior secured notes and a new $60.0 million revolving credit facility that closed June 2, 2003. The bond issuance costs of $6.9 million are amortized on a straight-line basis over the 7-year term of the bonds. The loan origination costs of $2.0 million are amortized on a straight-line basis over the 5-year bank credit agreement. Deferred financing costs amortization was $0.5 and $0.3 million and $1.6 and $1.0 million for the three and nine-month periods ended June 30, 2003 and 2002, respectively. Deferred financing cost amortization is included in interest expense. There was $1.1 million of net deferred financing costs from the previous credit facility charged to interest expense during June 2003.

RESULTS OF OPERATIONS

The following discussion relates only to continuing operations.

The following table sets forth, for the periods indicated, certain items from the Company’s unaudited Condensed Consolidated Statements of Operations, expressed as a percentage of revenues.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
REVENUES:
Rental revenue	81.0%	80.2%	80.6%	79.9%
Prepaid phone service revenue	7.4	7.8	7.6	7.8
Other revenue	11.6	12.0	11.8	12.3
Total revenues	100.0	100.0	100.0	100.0

COSTS AND OPERATING EXPENSES:
Depreciation and amortization
Rental merchandise	24.6	26.3	24.7	27.6
Property and equipment	3.4	4.7	4.0	4.9
Amortization of other intangibles	0.2	0.5	0.3	0.5

Total depreciation and
amortization	28.2	31.5	29.0	33.0
Cost of prepaid phone service	4.5	5.0	4.6	4.8
Salaries and wages	26.4	24.1	26.5	24.1
Advertising, net	2.9	4.4	4.7	5.6
Occupancy	6.9	6.2	6.6	6.4
Restructuring costs	1.0	--	0.9	--
Other operating expenses	17.7	23.4	20.4	21.2

Total costs and operating expenses	87.6	94.6	92.7	95.1

Operating income	12.4	5.4	7.3	4.9
Settlement of class action lawsuit	--	--	(3.8)	--
Interest expense	(7.9)	(7.7)	(7.5)	(9.3)
Interest income	--	--	--	0.1
Other income (expense), net	1.2	(1.2)	1.3	0.8

Income (loss) before income taxes,
cumulative effect of change in accounting
principle and discontinued operations	5.7	(3.5)	(2.7)	(3.5)
Income tax expense	0.9	1.5	0.8	3.9

Income (loss) before cumulative effect
of change in accounting principle
and discontinued operations	4.8	(5.0)	(3.5)	(7.4)
Cumulative effect of change in
accounting principle	--	--	--	(11.1)
Income (loss) from discontinued operations	(1.1)	0.2	(4.2)	0.2

Net income (loss)	3.7%	(4.8)%	(7.7)%	(18.3)%

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2003 AND 2002

Total revenues. Total revenues decreased $3.5 million, or 2.8%, to $122.4 million from $125.9 million. The decrease is attributable to a decrease in revenues of $2.7 million in the household rental segment and a $0.8 million decrease in revenues in the prepaid telephone service segment. The $2.7 million decrease in the household rental segment is due to a 1.9% decrease in same store revenues and 18 fewer stores in fiscal 2003.

This decrease in same store revenues is due to a decrease in both rental revenues and fee revenue offset by an increase in early purchase option and sales revenue. The decrease in fee revenue was 7.7% as compared to the same period last year, and is attributed to fewer rental-purchase agreements in the portfolio and reductions in liability damage waiver fees due to customers shifting to the Preferred Customer Club program. The Preferred Customer Club program is a fee-based membership program that provides special loss and damage protection and, at a discounted rate, an additional one year of service protection on rental merchandise, preferred treatment in the event of involuntary job loss and accidental death and dismemberment insurance. The decrease in rental revenue was 2.4% as compared to the same period last year. This decrease is primarily due to lower agreements on rent for the three month period ended June 30, 2003 as compared to the same period last year. Early purchase option and sales revenue increased 24.5% as compared to the same period last year. This increase is primarily due to more customers exercising the early purchase option as a result of an “120 days same as cash” promotion. In addition, this increase was due to an increase in sales and early purchases of computers prior to the expiration of computer rental-purchase agreements.

Depreciation and Amortization. Depreciation expense related to rental merchandise decreased to 24.6% as a percentage of total revenues from 26.3%. In fiscal 2002, the Company took steps to increase gross profit margins on rental contracts. These steps included increasing weekly rental rates of personal computers to competitive market rates, implementing a program to eliminate free Internet service by replacing it with a prepaid, unlimited Internet product, increasing rental rates on certain core products to competitive market rates, and introducing higher-end, higher-margin merchandise to the stores. The Company expects depreciation expense as a percentage of total revenues to continue decreasing during the remainder of fiscal 2003 as product margins improve due to continued execution of the Company’s pricing strategy.

Depreciation expense related to property and equipment decreased to 3.4% as a percentage of total revenues from 4.7%. This decrease is primarily due to the closing or selling of 18 stores since June 30, 2002. This decrease is also due to the expiration of depreciation periods for certain fixed assets. Without new store openings and store acquisitions, the Company is undertaking fewer store build-out projects than in previous periods.

Amortization of goodwill and other intangibles decreased to 0.2% from 0.5% as a percentage of total revenues. This is due to the expiration of the amortization periods for certain non-compete agreements and customer contracts. Amortization expense decreased $0.3 million as compared to the same period last year. On October 1, 2001, the Company adopted SFAS 142. SFAS 142 requires the cessation of amortization of goodwill and other indefinite-lived intangibles on the balance sheet. Goodwill and other indefinite lived intangibles on the balance sheet must then be tested for impairment at least annually.

Cost of Prepaid Phone Service. The cost of prepaid phone service decreased to $5.5 million or 4.5% of total revenues from $6.3 million, or 5.0% as a percentage of total revenues. The cost of prepaid phone service as a percentage of prepaid phone service revenue decreased to 61.6% from 64.4%. This decrease is attributable to a general decrease in customer base of 14% and a decrease of new customers year over year, which matches less costs of activation to the revenue recognized.

Salaries and Wages. Salaries and wages increased by $2.0 million to $32.3 million from $30.3 million. The Company initiated an employee upgrade program directed at attracting and keeping better talent. This resulted in higher salaries in fiscal 2003. Salaries and wages increased to 26.4% as a percentage of total revenues from 24.1%.

Advertising.     Advertising expense decreased from $5.6 million to $3.6 million. This decrease is primarily due to a decrease in radio production and local store marketing expenses. The Company has implemented a more balanced media investment strategy in 2003, which includes 295 less stores because of the sale of stores to Rent-A-Center, Inc.

Occupancy.     Occupancy expense increased to $8.4 million from $7.8 million, or to 6.9% as a percentage of total revenues from 6.2%. The increase is attributable to the general rent increases, which approximate 2% per year. Also, the escalation clauses of leases remaining after the Rent-A-Center sale resulted in a $0.2 million increase to lease expense for the three-months ended June 30, 2003.

Restructuring Costs. During the second quarter of fiscal year 2003, the Company formulated a plan to restructure the corporate office through reductions in the corporate workforce to rationalize corporate costs for the stores remaining subsequent to the sale to Rent-A-Center, Inc. As a result of this plan, the Company recorded total pre-tax restructuring charges of $1.2 million in the three-month period ended June 30, 2003. The restructuring costs include $0.3 million of employee severance and termination benefits and $0.4 million of fixed asset write-offs in the household rental segment, and $0.5 million in depreciation expense for leasehold improvements for vacated stores for which Rent-A-Center, Inc. did not assume the leases during the sale.

Other Operating Expense. Other operating expense decreased by $7.8 million and decreased to 17.7% as a percentage of total revenues from 23.4%. This decrease is principally due to an adjustment for income of $4.6 million for ultimate and incurred losses, which offset insurance costs recorded in other operating expense. Also, a $0.3 million retrospective downward adjustment was recorded for the Company’s calendar 2002 medical insurance premium. This decrease is also due to a $1.5 million adjustment to the Company’s personal property tax accruals as a result of the receipt of actual tax assessments.

During the third quarter of fiscal 2002, there was a recovery of accounting and legal fees related to the investigation and shareholder litigation in the amount of $1.9 million, which offset $0.7 million of fees for the quarter. During the third quarter of fiscal 2003, accounting and legal fees related to the investigation and shareholder litigation and consulting fees related to bank refinancing were $0.3 million.

Interest Expense. Interest expense increased from 7.7% to 7.9% as a percentage of total revenues. This increase is primarily due to the write off of $1.1 million in bank fees associated with refinancing of the previous credit facility. On June 2, 2003, the Company completed the sale of $205.0 million of senior secured notes, closed a new $60.0 million revolving line of credit, and sold $15.0 million in 8% convertible preferred stock through a private placement. The proceeds from these transactions were used to repay all amounts outstanding under the previous credit facility (see Note 6).

Other Income (Expense), net. Other income was $1.4 million for the three months ended June 30, 2003, compared to expense of $1.5 million in the three months ended June 30, 2002. This change is primarily due to a positive change in the fair market value of the interest rate swap portfolio of $1.0 million in the three month period ended June 30, 2003 compared to a negative change of $1.7 million in the same period last year.

Income Tax Expense. During the third quarter of fiscal 2003, the Company recorded income tax expense of $1.1 million due to the Company’s inability to look to the reversal of the deferred tax liability associated with tax deductible goodwill to offset a portion of its deferred tax asset following the adoption of SFAS 142. During the third quarter of fiscal 2002, the Company recorded income tax expense of $2.0 million due to the Company’s inability to look to the reversal of the deferred tax liability associated with tax deductible goodwill to offset a portion of its deferred tax asset following the adoption of SFAS 142 on October 1, 2001.

Income (Loss) From Discontinued Operations. On December 17, 2002, the Company entered into a definitive purchase agreement to sell 295 stores to Rent-A-Center, Inc., for approximately $101.5 million, which closed February 8, 2003. These stores are all included in the household rental segment. Related operating results, in accordance with SFAS 144, have been reported as discontinued operations (see Note 2). Loss from discontinued operations was $1.4 million in the period ended June 30, 2003, as compared to income from discontinued operations of $0.3 million in the same period last year. This change is mainly due to transition period costs recorded in the three-month period ended June 30, 2003.

Net Income (Loss). The Company generated a net income of $4.5 million in the period ended June 30, 2003, as a result of the factors described above compared to a net loss of $6.0 million in the same period last year.

Net income (loss) available to common shareholders. On June 2, 2003, the Company issued 1,500 shares of convertible redeemable preferred stock for $0.01 per share and a one-year option to purchase an additional 500 shares of convertible redeemable preferred stock. The net proceeds from the sale of the preferred stock was used to repay the senior credit facility. The net proceeds from the issuance of $14.1 million are net of issuance cost of $0.9 million. There are two derivatives embedded in the convertible preferred stock: 1) the one-year option to purchase additional shares with a market value of $0.1 million and 2) the conversion feature of the preferred stock with a market value of $8.6 million. The $0.1 million market value of the purchase option was classified as option to purchase convertible preferred stock in permanent equity and the $8.6 million market value of the conversion feature remains in temporary equity. The net $5.4 million preferred stock carrying value is being accreted to its maximum mandatory redemption amount from the issuance date to the 7-year mandatory redemption date. The preferred stock dividends and accretion totaled $0.1 million and are charged to accumulated deficit, but reduce net income (loss) to net income (loss) available to common stockholders.

COMPARISON OF NINE MONTHS ENDED JUNE 30, 2003 AND 2002

Total revenues. Total revenues decreased $3.1 million, or 0.8%, to $372.5 million from $375.6 million. The decrease is attributable to a decrease in revenues of $2.1 million in the household rental segment and a $1.0 million decrease in revenues in the prepaid telephone segment. The $2.1 million decrease in revenue in the household rental segment is primarily due to the sale or merger of 18 under-performing stores since June 30, 2002 offset by a 0.8% increase in same store revenues.

This increase in same store revenues is due to an increase in both rental revenues and early purchase option and sales revenue offset by a decrease in fee revenue. The decrease in fee revenue was 5.7% as compared to the same period last year, and is attributed to fewer rental-purchase agreements in the portfolio and reductions in liability damage waiver fees due to customers shifting to the Preferred Customer Club program. The Preferred Customer Club program is a fee-based membership program that provides special loss and damage protection and, at a discounted rate, an additional one year of service protection on rental merchandise, preferred treatment in the event of involuntary job loss and accidental death and dismemberment insurance. The increase in rental revenue was 0.5% as compared to the same period last year. This increase is the result of improvements in collections. Early purchase option and sales revenue increased 18.4% as compared to the same period last year. This increase is primarily due to more customers exercising the early purchase option as a result of a “120 days same as cash” promotion. In addition, this increase is due to an increase in sales and early payouts on computers due to the maturity of the computer rental program.

Depreciation and Amortization. Depreciation expense related to rental merchandise decreased to 24.7% as a percentage of total revenues from 27.6%. In fiscal 2002, the Company took steps to increase gross profit margins on rental contracts. These steps included increasing weekly rental rates of personal computers to competitive market rates, implementing a program to eliminate free Internet service by replacing it with a prepaid, unlimited Internet product, increasing rental rates on certain core products to competitive market rates, and introducing higher-end, higher-margin merchandise to the stores. The Company expects depreciation expense as a percentage of total revenues to continue decreasing during the remainder of fiscal 2003 as product margins improve due to continued execution of the Company’s pricing strategy.

Depreciation expense related to property and equipment decreased to 4.0% as a percentage of total revenues from 4.9%. This decrease is primarily due to the closing or selling of 18 stores since June 30, 2002. This decrease is also due to the expiration of depreciation periods for certain fixed assets. Without new store openings and store acquisitions, the Company is undertaking fewer store build-out projects than in previous periods.

Amortization of goodwill and other intangibles decreased to 0.3% from 0.5% as a percentage of total revenues. This is due to the expiration of the amortization periods for certain non-compete agreements and customer contracts. Amortization expense decreased $0.6 million as compared to the same period last year. On October 1, 2001, the Company adopted SFAS 142. SFAS 142 requires the cessation of amortization of goodwill and other indefinite-lived intangibles on the balance sheet. Goodwill and other indefinite lived intangibles on the balance sheet must then be tested for impairment at least annually.

Cost of Prepaid Phone Service. The cost of prepaid phone service decreased to $17.3 million or 4.6% of total revenues from $18.2 million, or 4.8% as a percentage of total revenues. The cost of prepaid phone service as a percentage of prepaid phone service revenue decreased to 61.3% from 62.2%. This decrease is attributable to a general decrease in customer base of 14% and a decrease of new customers year over year, which matches less costs of activation to the revenue recognized. This decrease also is the result of the FCC allowing the ILECs to increase End User Communication Line (“EUCL”) monthly charges for residential lines during mid-year calendar 2001. The Company has reacted to the EUCL increases by adjusting retail prices to the customer based on targeted margins. These price increases were implemented in the first quarter of fiscal 2002 and the Company is starting to see the benefits through improved margins.

Salaries and Wages. Salaries and wages increased by $8.1 million to $98.6 million from $90.5 million. A portion of this increase, $1.3 million, is due to a new bonus program implemented during the first quarter of 2003. This new bonus program better aligns the store and field management incentive programs with the Company’s strategic objectives. In addition, the Company initiated an employee upgrade program directed at attracting and keeping better talent. This resulted in higher salaries during the first nine months of 2003. Salaries and wages increased to 26.5% as a percentage of total revenues from 24.1%.

Advertising.     Advertising expense decreased from $21.1 million to $17.1 million. This decrease is primarily due to $1.5 million of media costs incurred in the fourth quarter of fiscal year 2002 related to the fiscal year 2003 advertising campaign entitled “Fall Kickoff Extravaganza.” The Company has also implemented a more balanced media investment strategy in 2003, which includes 295 less stores because of the sale of stores to Rent-A-Center, Inc.

Occupancy.     Occupancy expense increased to $24.5 million from $23.8 million and increased to 6.6% as a percentage of total revenues from 6.4%. The increase is attributable to the general rent increases, which approximate 2% per year. Also, the escalation clauses of leases remaining after the Rent-A-Center sale resulted in a $0.2 million increase to lease expense for the three-months ended June 30, 2003, which includes 295 less stores because of the sale of stores to Rent-A-Center, Inc.

Restructuring Costs. During the second quarter of fiscal year 2003, the Company formulated a plan to restructure the corporate office through reductions in the corporate workforce to rationalize corporate costs for the stores remaining subsequent to the sale to Rent-A-Center, Inc. As a result of this plan, the Company recorded total pre-tax restructuring charges of $3.4 million in the nine-month period ending June 30, 2003. The restructuring costs include $1.0 million of employee severance and termination benefits, $2.0 million of fixed asset write-offs in the household rental segment, and $0.4 million in depreciation expense for leasehold improvements for vacated stores for which Rent-A-Center, Inc. did not assume the leases in the sale.

Other Operating Expense. Other operating expense decreased by $3.5 million and decreased to 20.4% as a percentage of total revenues from 21.2%. This decrease is principally due to an adjustment for income of $4.6 million for ultimate and incurred losses, which offset insurance costs recorded in other operating activities. Also, a $0.3 million retrospective downward adjustment was recorded for the Company’s 2002 medical insurance premium. This decrease is also due to a $1.5 million adjustment to the Company’s personal property tax assessments. These decreases were offset by increases in payroll taxes and health insurance costs, property and casualty insurance costs, and legal, professional and consulting fees.

During the first nine months of fiscal 2002, accounting fees, legal fees and consulting fees related to the investigation, shareholder litigation and the fiscal 2000 audit were $1.4 million, of which $1.9 million was reimbursed as a result of an insurance recovery. During the nine-month period ended June 30, 2003, accounting and legal fees related to the investigation and shareholder litigation and consulting fees related to bank refinancing were $2.5 million.

Settlement of Class Action Lawsuit. The Company reached an agreement to settle the consolidated class action pending against the Company in the U.S. District Court for the Western District of Pennsylvania. Under the settlement, the Company will pay $25.0 million to the class, consisting of $4.0 million in two-year 6% subordinated unsecured notes and $21.0 million in cash, of which $11.0 million is to be funded from available insurance proceeds. The net $14.0 million was expensed in the second quarter of fiscal 2003. The Company has funded $10.0 million in cash and the insurance carrier has funded $11.0 million in cash into escrow as of July 1, 2003; the Company has also issued the unsecured notes in escrow.

Interest Expense. Interest expense decreased from 9.3% to 7.5% as a percentage of total revenues. This decrease is primarily due to a $68.2 million decrease in debt as compared to the same period last year. Debt was $234.5 million as of June 30, 2003 as compared to $302.7 million as of June 30, 2002. The decrease in debt is primarily due to the repayment of $63.6 million with the proceeds received from the sale of stores to Rent-A-Center, Inc. In addition, deferred financing costs of $3.4 million were reclassified from an extraordinary item as reported in fiscal 2002 to interest expense for the nine-month period ended June 30, 2002, as a result of adoption of SFAS 145. These decreases were offset by the write off of $1.1 million in bank fees associated with amendments to the previous credit facility in the period ended 2003. On June 2, 2003, the Company completed the sale of $205.0 million of secured notes, closed a new $60.0 million revolving line of credit, and sold $15.0 million in 8% convertible preferred stock through a private placement. The net proceeds from these transactions were used to repay all amounts outstanding under the old senior credit facility (see Note 6).

Other Income. Other income was $4.7 million for the nine months ended June 30, 2003, compared to $2.9 million in the nine months ended June 30, 2002. This change is primarily due to a decrease in the positive change in the fair market value of the interest rate swap portfolio.

Income Tax Expense. During the first nine months of fiscal 2003, the Company recorded income tax expense of $4.1 million due to the Company’s inability to book the reversal of the deferred tax liability associated with tax deductible goodwill to offset a portion of its deferred tax asset following the adoption of SFAS 142. Also, during the first nine months of fiscal 2003, a tax benefit of $0.9 million was recorded as a result of carrying back AMT net operating losses. The net expense for the nine months was $3.2 million. During the first nine months of fiscal 2002, the Company recorded income tax expense of $14.6 million due to the Company’s inability to look to the reversal of the deferred tax liability associated with tax deductible goodwill to offset a portion of its deferred tax asset following the adoption of SFAS 142 on October 1, 2001.

Cumulative Effect of Change in Accounting Principle. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. During the quarter ended September 30, 2002, the Company performed, with the assistance of an independent valuation firm, the phase two impairment test of the carrying value to determine the amount of the write down. This assessment resulted in an impairment write-down of $58.9 million, recorded in “Cumulative Effect of Change in Accounting Principle” in the amount of $41.5 million (net of $17.4 million in income taxes). In accordance with the transitional implementation guidance of SFAS 142, the write down was recorded retroactive to the Company’s first quarter results of operations (see Note 6).

Income (Loss) From Discontinued Operations. On December 17, 2002, the Company entered into a definitive purchase agreement to sell 295 stores to Rent-A-Center, Inc., for approximately $101.5 million, which transaction has since closed. These stores are all included in the household rental segment. Related operating results, in accordance with SFAS 144, have been reported as discontinued operations (see Note 3). Loss from discontinued operations was $15.6 million in the nine months ending June 30, 2003 as compared to income from discontinued operations of $0.6 million in the same period last year. This decrease is mainly due to a $7.9 million charge for lease obligations related to vacated stores and a $6.1 million decrease in operating income of the stores due to transition period costs recorded in the nine-month period ended June 30, 2003.

Net Loss. The Company generated a net loss of $28.8 million in the period as a result of the factors described above compared to a net loss of $68.6 million in the same period last year.

Net income (loss) available to common shareholders. On June 2, 2003, the Company issued 1,500 shares of convertible redeemable preferred stock for $0.01 per share and a one-year option to purchase an additional 500 shares of convertible redeemable preferred stock. The net proceeds from the sale of the preferred stock were used to repay the senior credit facility. The net proceeds from the issuance of $14.1 million are net of issuance cost of $0.9 million. There are two derivatives embedded in the convertible preferred stock: 1) the one-year option to purchase additional shares with a market value of $0.1 million and 2) the conversion feature of the preferred stock with a market value of $8.6 million. The $0.1 million market value of the purchase option was classified as option to purchase convertible preferred stock in permanent equity and the $8.6 million market value of the conversion feature remains in temporary equity. The net $5.4 million preferred stock carrying value is being accreted to its maximum mandatory redemption amount from the issuance date to the 7-year mandatory redemption date. The preferred stock dividends and accretion totaled $0.1 million and are charged to accumulated deficit but reduce net income (loss) to net income (loss) available to common stockholders.

LIQUIDITY AND CAPITAL RESOURCES

On June 2, 2003, the Company completed the sale of $205.0 million of senior secured notes, closed a new $60.0 million revolving line of credit facility and sold $15.0 million in newly authorized 8% convertible preferred stock through a private placement. The net proceeds of the offerings, together with borrowings under the new revolving credit facility and the net proceeds of the sale of the convertible preferred stock repaid all amounts outstanding under the Company’s previous senior bank credit facility. As a result of the completion of the refinancing, the Company’s corporate credit rating was raised by Standard & Poor’s Ratings Services from ‘CCC’ to ‘B+'.

On February 8, 2003, the Company sold 295 stores to Rent-A-Center, Inc. for approximately $100.4 million in cash. Of the sale price, the Company paid $14.7 million in transaction, store closing and similar expenses and Rent-A-Center, Inc. held back $10.0 million to secure the Company’s indemnification obligations in the sale. As required by the purchase agreement, Rent-A-Center, Inc. released $5.0 million of the holdback to the Company on May 8, 2003 and, unless Rent-A-Center, Inc. has indemnification claims against the Company, it is required to release the remaining $5.0 million to the Company on August 8, 2004. As required by the Company’s then existing senior credit facility, the Company used $73.6 million of the sale proceeds to reduce outstanding bank debt. In addition, $2.9 million was used to reduce outstanding borrowings under the old credit facility upon the closing of the revolving credit facility.

The Company’s capital requirements relate primarily to purchasing additional rental merchandise and replacing rental merchandise that has been sold or is no longer suitable for rent. The Company’s principal sources of liquidity are cash flows from operations, debt capacity available under the credit facility and available cash reserves.

For the nine months ended June 30, 2003, operations used $46.1 million of cash flow compared to operations providing $12.9 million for the nine months ended June 30, 2002. The increase in cash used in operating activities is primarily attributable to an increase in other assets and decreases in accounts payable and other liabilities. The increase in other assets is attributable to an $11.0 million receivable recorded in the second quarter of fiscal year 2003 for insurance proceeds that will be received for the settlement of the class action lawsuit and a receivable of approximately $10.0 million was recorded in the second quarter of fiscal year 2003 for the Rent-A-Center, Inc., sale hold back. Of the $10.0 million hold back, $5.0 million was received in the third quarter. The increase in other liabilities is attributable to a $25.0 million dollar liability recorded for settlement of the class action lawsuit. Also, other liabilities was affected by a $7.9 million liability recorded in the second quarter of fiscal 2003 for future lease payments in 170 vacated stores , the leases for which Rent-A-Center, Inc., did not assume in the sale.

Net cash provided by investing activities was $86.8 million for the nine months ended June 30, 2003, compared to $8.1 million used in investing activities for the nine months ended June 30, 2002. On February 8, 2003, the Company sold 295 stores to Rent-A-Center, Inc., for $100.4 million. Of the $100.4 million purchase price, $10.0 million is being held back by Rent-A-Center, Inc., to secure the Company’s indemnification obligations; $5.0 million for 90 days following the closing and $5.0 million for 18 months following the closing. In the fiscal 2003 period, the purchase of property and equipment accounted for $3.5 million. In the fiscal 2002 period, the purchase of property and equipment accounted for $9.1 million.

For the nine months ended June 30, 2003, financing activities used $42.4 million as compared to $5.9 million in the nine months ended June 30, 2002. In the fiscal 2003 period, the Company borrowed $662.4 million and repaid $711.5 million. In the fiscal 2002 period, the borrowings were $522.0 million and repayments were $535.1 million. The company also incurred $8.7 million and $2.9 million in deferred financing costs during the nine-month periods ended June 30, 2003 and 2002, respectively.

Rental Merchandise. The Company purchased $160.6 million and $140.9 million of rental merchandise during the nine-month periods ended June 30, 2003 and 2002, respectively. There was a $4.3 million credit for jewelry inventory returns. The credit will offset cost of merchandise as credits are applied to future purchases.

Accounts Payable. The decrease in accounts payable from September 30, 2002, is attributable to the sale of 295 stores to Rent-A-Center, Inc. that closed February 8, 2003.

Other Assets. The Company reached an agreement to settle the consolidated class action, which resulted in an $11.0 million receivable from insurance proceeds recorded in other assets. Of the approximate $100.4 million sales price to Rent-A-Center, Inc. for the sale of 295 stores, $10.0 million was being held back by Rent-A-Center, Inc., to secure the Company’s indemnification obligations, $5.0 million for 90 days following closing, which was refunded to the Company May, 2003 and an additional $5.0 million for 18 months following closing. The 18-month $5.0 million holdback is recorded as a receivable in other assets. There was a receivable recorded for the $4.6 million adjustment for income for ultimate and incurred losses related to the Company’s retrospective insurance programs.

The Company issued $205.0 million of senior secured notes on June 2, 2003, that bear interest at 11.875%. The interest on the secured notes is payable semiannually on June 15 and December 15 beginning December 15, 2003. The secured notes are guaranteed on a senior basis by all existing and future domestic restricted subsidiaries of the Company other than dPi, which is an unrestricted subsidiary. The Company may redeem the secured notes, in whole or in part, at any time prior to June 15, 2010, at a redemption price equal to the greater of:

a)	100% of the principal amount of the notes to be redeemed; and

b)

the sum of the present values of (i) 100% of the principal amount of the notes to be redeemed at June 15, 2010, and (ii) the remaining scheduled payments of interest from the redemption date through June 15, 2010, but excluding accrued and unpaid interest to the redemption date, discounted to the redemption date at the treasury rate plus 175 basis points;

plus, in either case, accrued and unpaid interest to the redemption date.

In addition, at any time prior to June 15, 2006, up to 25% of the aggregate principal amount of the secured notes may be redeemed at the Company’s option, within 75 days of certain public equity offerings, at a redemption price of 111.875% of the principal amount, together with accrued and unpaid interest. Such redemption can occur provided that after giving effect to any such redemption, at least 75% of the original aggregate principal amount of the notes issued (including any additional notes) remains outstanding.

The secured notes were offered at a discount of $3.6 million, which is being amortized using the effective interest method, over the term of the secured notes. Amortization of the discount was $0.03 million for the three and nine months ended June 30, 2003. Costs representing underwriting fees and other professional fees of $6.9 million are being amortized, using the straight-line method, over the term of the secured notes. The secured notes rank senior in right to all of the Company’s existing and future subordinated debt, have a lien position ranking second to the bank revolving credit facility and effectively junior in right of payment to all existing and future debt and other liabilities of the Company’s subsidiaries that are not subsidiary guarantors. The secured notes contain covenants that will, among other things, limit the Company’s ability to incur additional debt, make restricted payments, incur any additional liens, sell certain assets, pay dividend distributions from restricted subsidiaries, transact with affiliates, conduct certain sale and leaseback transactions and use excess cash flow.

If (a) the Company has any excess cash flow or amounts on deposit in the excess cash flow collateral account, (b) the leverage ratio is equal to or greater than 2.50 to 1.00 or the rent-adjusted leverage ratio is equal or greater than 4.00 to 1.00, and (c) the Company has cash and cash equivalents of more than $10,000, the Company shall repay debt (if any) outstanding under the revolving credit facility in an amount equal to the remainder (if positive) of 1) the amount of such cash and cash equivalents minus 2) the sum of $10,000 plus such excess cash flow. Thereafter, if (a) the Company has any excess cash flow with respect to such fiscal year plus amounts on deposit in the excess cash flow collateral account of at least $1.0 million in the aggregate and (b) the coverage ratio is equal to or greater than 2.50 to 1.00 or the rent-adjusted leverage ratio is equal to or greater than 4.00 to 1.00, then the Company either shall use such excess cash flow plus such amounts on deposit to repay debt (if any) outstanding under the revolving credit facility or, subject to limitations, shall use 75% of any excess cash flow plus such amounts on deposit remaining after repayment of debt outstanding under the revolving credit facility to make an offer to purchase notes at a purchase price equal to 104.25% of the aggregate principal amount thereof, plus accrued and unpaid interest to the purchase date. The Company shall deposit in the excess cash flow collateral account all of the portion of the 75% of such remaining excess cash flow not used to purchase notes. The Company may use 25% of the excess cash flow remaining with respect to such fiscal year after repayment of debt outstanding under the revolving credit facility. All of the Company’s obligations in the excess cash flow covenant shall terminate upon the first fiscal year end of the Company at which both a) the leverage ratio is less than 2.50 to 1.00 and b) the rent-adjusted leverage ratio is less than 4.00 to 1.00.

The Company sold $15.0 million of newly authorized 8% convertible preferred stock in a private placement. The preferred stock bears dividends at a rate per annum of eight percent of stated value, payable at the Company’s option either in cash or, under specified circumstances, shares of common stock. The preferred stock will mature no sooner than seven and one-half years after issuance and will be convertible into shares of common stock at any time at the option of the investors. The initial conversion price of the preferred stock will be $6.00 per share, subject to anti-dilution and other adjustments that could result in the issuance of additional shares of common stock. If several conditions are met, the preferred stock will be redeemable at the Company’s option at its stated value plus accumulated but unpaid dividends after the fifth anniversary of its issuance. The conditions to this right of redemption are expected to include the Company’s having complied with obligations to deliver shares of common stock on conversion of the preferred stock, that is listed on, and that there have been no threatened delisting of Company shares from, either the NYSE or the NASDAQ National Market, there having occurred no announcement of a change of control of the Company, that the registration statement covering the shares of common stock underlying the preferred stock remains effective for periods of time prior to and following the redemption date and the Company has been in material compliance with and not have materially breached any provision of any agreement with the investors. The investors may require the Company to repurchase the preferred stock at its stated value plus accumulated but unpaid dividends at any time after the six month anniversary of the date when none of the notes and no indebtedness under the new revolving credit facility is outstanding. The investors may require the Company to repurchase the preferred stock at a premium, subject to the restricted payment limitations imposed by the indenture for the notes, and require any unredeemed preferred stock to accrue dividends at 15.0% per annum, upon the failure of the common stock to be listed on the NYSE or the NASDAQ National Market or upon a change of control. The Company will also have the right to repurchase the preferred stock at a premium upon a change of control. In the event the Company fails to redeem the preferred stock on notice from the investors, or to convert the preferred stock on a timely basis, in whole or in part, when required, the investors will have the option of voiding the related redemption or conversion notice and receiving a downward adjustment, if appropriate, to then applicable conversion price based on the weighted average trading price of common stock in the periods prior to the voiding of the notice. The investors will have the option to acquire an additional $5.0 million of preferred stock, having an initial conversion price of $6.65 per share, for a one-year period following the closing date of the $15.0 million private placement.

The Company closed a new revolving credit facility with Harris Trust and Savings Bank, acting as administrative agent, and Bank of Montreal as lead arranger, and providing for National City Bank to act as syndication agent for a new revolving credit facility providing for senior secured revolving loans of up to $60.0 million including a $15.0 million sublimit for standby and commercial letters of credit and a $5.0 million swingline sublimit. This credit facility will expire five years from closing (June 2, 2008). The new revolving credit facility is guaranteed by all of the wholly owned domestic subsidiaries and secured by first priority liens on substantially all of the Company’s and subsidiary guarantors’ assets, including rental contracts and the stock held in domestic subsidiaries. The Company may elect that each borrowing of revolving loans be either base rate loans or Eurodollar loans. The Eurodollar loans bear interest at a rate per annum equal to an applicable margin plus LIBOR adjusted for a reserve percentage. Under the base rate option, the Company will borrow money based on the greater of (a) the prime interest rate or (b) the federal funds rate plus 0.50%, plus, in each case, a specified margin. A 0.50% commitment fee will be payable quarterly on the unused amount of the revolving credit facility. Upon a default, interest will accrue at 2% over the applicable rate. The Company will be required to make specified mandatory prepayments upon subsequent debt or equity offerings and asset dispositions.

The financial covenants required under the provisions of the new revolving credit facility include the following:

The leverage ratio is total funded debt less an amount on deposit in excess cash flow escrow account to EBITDA for the four fiscal quarters then ended. The leverage ratio cannot exceed 5.00 to 1.00 through March 31, 2004, 4.75 to 1.00 from April 1, 2004 though June 30, 2004, 4.50 to 1.00 from July 1, 2004 through September 30, 2004, 4.00 to 1.00 from October 1, 2004 through September 30, 2005, 3.75 to 1.00 from October 1, 2005 though September 30, 2006, 3.25 to 1.00 from October 1, 2006 through September 30, 2007, 2.75 to 1.00 from October 1, 2007 thereafter.

The fixed charge coverage ratio is EBITDA for the four fiscal quarters then ended less capital expenditures not financed by capital leases to fixed charges for the same four fiscal quarters then ended. EBITDA does not include depreciation of rental merchandise and is adjusted for one-time non-cash charges. Fixed Charges are the sum of all principal payments made on indebtedness but excluding payments on revolving credit plus interest expense, restricted payments, all prepayments on senior notes and income taxes paid or payable. The fixed Charge coverage ratio shall not be less than 1.05 to 1.00 through June 30, 2003, 1.15 to 1.00 from July 1, 2003 through September 30, 2003, 1.20 to 1.00 from October 1, 2003 through March 31, 2004 and 1.25 to 1.00 from April 1, 2004 through the revolving credit termination date.

The Company cannot allow the book value of rental merchandise under lease to be less than 74% of the total value of rental merchandise held for rent at the end of each calendar month ending September 30, October 31 and November 30 in each fiscal year and 77% for all other calendar months in each fiscal year. The value of jewelry cannot exceed 7.5% of the total value of rental merchandise as measured at the end of each calendar month commencing June 30, 2003.

The Company cannot incur capital expenditures in an amount in excess of $20.0 million in the aggregate during any fiscal year increased for the preceding year permitted amount excess over the actual capital expenditure not to exceed $2.5 million additional capital expenditures.

The consolidated net worth shall not be less than $85.0 million plus 75% of positive net income with no deduction for losses (for each quarter of each fiscal year ending on or after September 30, 2003), and 90% of any subsequent incremental issuance of new equity securities, other than equities issues in connection with the exercise of employee stock options and capital stock issued to the seller of an acquired business in connection with a permitted acquisition.

The Company cannot permit EBITDA for the twelve consecutive calendar months then ended to be less than:

For the month ending:	Minimum EBITDA:

June 2003	$57,500
July 2003	$56,000
August2003	$55,000
September 2003	$53,000
October 2003	$51,000
November 2003	$51,000
December 2003	$51,000
January 2004	$50,000
February 2004	$48,000
March 2004	$48,000
April 2004	$49,000
May 2004	$50,000
June 2004	$52,000
July 2004	$53,000
August 2004	$54,000
September 2004	$55,500
October 2004	$56,500
November 2004	$57,000
December 2004	$58,000
January 2005	$58,000
February 2005	$59,000
March 2005	$59,000
April 2005 through February 2006	$60,000
March 2006 through December 2006	$62,500
January 2007 and thereafter	$65,000

On April 28, 2002, the Company sold one million shares of common stock and warrants (valued according to the Black-Scholes valuation method) to acquire another 100,000 shares of common stock in a private placement to Calm Waters Partnership and two other investors for $6.0 million. The warrants have an exercise price of $9.35 per share, which was reduced to $6.00 per share upon the sale of $15.0 million of convertible preferred stock. In addition, the agreement required the investors to purchase an additional 2,640,000 shares of common stock for $16.5 million and a warrant to purchase another 250,000 shares of common stock at an exercise price equal to the greater of 105% of the last reported sale price of common stock on the day preceding the second closing date or $1.50. The investors’ obligation to purchase the shares and the warrant was subject to certain conditions including the Company’s replacement of its existing senior credit facility on or prior to December 31, 2002, conditions related to the existing class action litigation and ongoing investigations, and achievement of specified amounts of quarterly aggregate EBITDA (as defined in the agreement with the investors). These conditions were not satisfied and the investors did not purchase the additional shares and warrant on the second closing date. The Company also agreed to issue a warrant to purchase additional shares of common stock to the investors if the Company failed to achieve aggregate EBITDA of $80.0 million or more for the 12-month period commencing on April 1, 2002. The warrant exercise price per share was based upon the EBITDA for such period. The Company did not meet this EBITDA target and issued 332,999 additional warrants at an exercise price per share of $1.50 in April 2003, which were subsequently exercised in June 2003.

The following table presents obligations and commitments to make future payments under contracts and contingent commitments at June 30, 2003:

Contractual Cash Obligations*	Total	Due in less than one year	Due in 1-3 years	Due in 4-5 years	Due after 5 years

Debt (1)	$234,442	$33,000	$--	$--	$201,442
Capital lease obligations	12,482	6,581	5,871	30	--
Operating leases	123,720	28,157	60,539	20,968	14,056
Notes payable	74	5	68	1	--
Settlement of class action	14,000	10,000	4,000	--	--
lawsuit (2)

Total cash obligations	$384,718	$77,743	$70,478	$20,999	$215,498

*Excludes the 401(k) restorative payments program as well as contingent liabilities that cannot be estimated. (1) Consists of Senior Secured Notes and revolving loans. (2) Net of insurance proceeds to be funded by the insurance carrier.

Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less than one year	1-3 years	4-5 years	Over 5 years
Lines of credit	$--	$--	$--	$--	$--
Standby letters of credit	8,720	8,720	--	--	--
Guarantees	--	--	--	--	--

Total commercial
commitments	$8,720	$8,720	$--	$--	--

SEASONALITY AND INFLATION

The Company’s operating results are subject to seasonality. The first quarter typically has a greater number of rental-purchase agreements entered into because of traditional holiday shopping patterns. Management plans for these seasonal variances and takes particular advantage of the first quarter with product promotions, marketing campaigns, and employee incentives. Because many of the Company’s expenses do not fluctuate with seasonal revenue changes, such revenue changes may cause fluctuations in the Company’s quarterly earnings.

In the event of a prolonged recession, the Company acknowledges the possibility of a decrease in demand, particularly for higher-end products.

RECENT ACCOUNTING PRONOUNCEMENTS

In May, 2003, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The Company has adopted the provisions of this Statement.

On April 30, 2003, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 clarifies 1) the circumstances in which a contract with an initial net investment meets the characteristics of a derivative, 2) when a derivative contains a financing component and amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003. The Company is currently evaluating the provisions of this Statement.

On January 15, 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” The objective of this interpretation is to improve financial reporting by enterprises involved with variable interest entities. This interpretation applies to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has no variable interest entities that are not currently consolidated and is evaluating the provisions of this interpretation.

On November 25, 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, An Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No.34". The Interpretation requires than upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. The Company has evaluated the provisions of this Interpretation and determined it does not have an impact on these financial statements upon its adoption.

CAUTIONARY STATEMENT

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. See particularly Item 2, “Management’s Discussion and Analysis of Financial Condition,” among others. These statements may be identified by terms and phrases such as “anticipate”, “believe”, “intend”, “estimate”, “expect”, “continue”, “should”, “could”, “may”, “plan”, “project”, “predict”, “will” and similar expressions and relate to future events and occurrences. These statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. Factors that could cause actual results to differ materially from those expressed or implied in such statements include but are not limited to:

o	Rent-Way’s ability to control and normalize operating expenses and to continue to realize operating efficiencies.

o	Rent-Way’s ability to make principal and interest payments on its high-level of outstanding bank debt.

o	The outcome of the class action commenced against Rent-Way and its officers and directors.

o	Rent-Way’s ability to develop, implement, and maintain reliable and adequate internal accounting systems and controls.

o	Rent-Way’s ability to retain existing senior management and attract additional management employees.

o	General economic, business, and demographic conditions, including demand for Rent-Way’s products and services.

o

       General conditions relating to the rental-purchase industry and the prepaid local phone service industry, including the impact of state and federal laws regulating or otherwise affecting the rental-purchase transaction and prepaid local phone service transaction.

o	Competition in the rental-purchase industry and prepaid local phone service industry, including competition with traditional retailers.

o	Rent-Way’s ability to enter into and to maintain relationships with vendors of its rental merchandise including its ability to obtain goods and services on favorable credit terms.

o	Rent-Way’s ability to reduce corporate and other expenses following the completion of the Rent-A-Center, Inc. transaction.

Given these factors, undue reliance should not be placed on any forward-looking statements and statements regarding Rent-Way’s future prospects and performance. Such statements speak only as of the date made. Rent-Way undertakes no obligation to update or revise any such statements whether as a result of new information, the occurrence of future events, or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manages its exposure to changes in short-term interest rates, particularly to reduce the impact on floating-rate borrowings, by entering into interest rate swap agreements. These swap agreements involve the receipt of amounts by the Company when floating rates exceed fixed rates and the payment of amounts by the Company to the counter parties when fixed rates exceed the floating rates in the agreements over their term. The Company accrues the differential as interest rates change, and recognizes it as an adjustment to the floating rate interest expense related to the debt. The counter parties to these contracts are high credit quality commercial banks, which the Company believes minimizes the risk of counter party default, to a large extent.

At June 30, 2003, the Company had swap agreements with total notional principal amounts of $101.7 million, which effectively fixed the interest rate on obligations in the notional amount of $33.0 million of debt under the $60.0 million revolving credit facility. The swap agreements lock in a LIBOR rate ranging from 5.09% to 6.97% and have maturities ranging from 2003 to 2005. Falling interest rates and/or a flattening of the yield curve will negatively impact the market value of the interest rate swaps. Changes in the valuation of such swap agreements are recorded directly to earnings. The face value of interest rate swap agreements was a liability of approximately $6.1 million at June 30, 2003. A 1% adverse change in the interest rates on variable rate obligations would not have a material adverse impact on the future earnings and cash flows of the Company.

The Company dose not enter into derivative financial instruments for trading or speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

A.

Evaluation of Disclosure Controls and Procedures. As of the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective  to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that this information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

B.

Changes in Internal Controls. There has not been any change in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously reported, the SEC and the Department of Justice had commenced investigations of the Company’s financial reporting arising from the Company’s discovery of improper accounting entries made in fiscal 2000, 1999 and 1998. On July 22, 2003, the U.S. Securities and Exchange Commission announced that it had reached a settlement with the Company under which the Company consented to the entry of a final judgment in the U. S. District for the Western District of Pennsylvania that permanently enjoins it from violations of the reporting and books and records provisions of the Securities Exchange Act. In determining to accept the settlement, the SEC considered that the Company undertook remedial actions and cooperated with the SEC staff. The Court entered the final consent judgment on July 23, 2003. The SEC did not seek any financial penalty against the Company, its current officers or directors. The Department of Justice did not bring any charges against the Company or current officers and directors. Based on public statements from the SEC staff and representatives of the Department of Justice, the Company believes the government’s investigations into its past accounting improprieties are concluded and that no action will be taken against any current Company employee or director.

As previously reported, the Company, its independent auditors, and certain of its current and former officers have been named in a consolidated class action complaint filed in the U.S. District Court for the Western District of Pennsylvania alleging violations of the securities laws and seeking damages in unspecified amounts purportedly on behalf of a class of shareholders. As of April 18, 2003, the Company entered into an agreement settling the class action. The settlement requires the Company to pay the class the sum of $25.0 million, with $21.0 million in cash and $4.0 million in 6% unsecured subordinated notes payable in four equal installments over two years commencing December 31, 2003. Of the $21.0 million payable in cash, $11.0 million is to be funded from available insurance proceeds. The settlement agreement provides for the release of the Company and all other defendants except the Company’s former controller and the Company’s auditors. The settlement is subject to several conditions including Court approval. The Company’s auditors have opposed the motion of the lead plaintiff in the class action, Cramer Rosenthal McGlynn LLC, seeking certification and appointment as class representative. If the motion is not granted, the Court could reject the settlement.

As previously reported, certain of the Company’s officers and directors and the Company, as nominal defendant, were sued in a shareholder derivative action brought on behalf of the Company in the U.S. District Court for the Western District of Pennsylvania. The Court granted a motion to dismiss this suit without prejudice on May 14, 2003.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 2, 2003, the Company sold 1,500 shares of its Series A preferred stock, no par value, in a private placement to several institutional investors for $15.0 million. The purchasers have a one-year option to purchase an additional $5.0 million of Series A preferred stock. The Series A preferred stock bears dividends at a rate per annum of eight percent of stated value, payable at the Company’s option either in cash or, under specified circumstances, shares of the Company’s common stock. The Series A preferred stock matures June 2, 2011 and is convertible into shares of the Company’s common stock at any time at the option of the investors. The initial conversion price of the Series A preferred stock is $6.00 per share, subject to anti-dilution and other adjustments that could result in the issuance of additional shares of the Company’s common stock. If several conditions are met, the Series A preferred stock will be redeemable by the Company at its option at its stated value plus accrued but unpaid dividends after June 2, 2008. The investors may also require the Company to repurchase the Series A preferred stock at a premium and require any unredeemed Series A preferred stock to accrue dividends at 15% per annum, upon the failure of the Company’s common stock to be listed on the NYSE or the NASDAQ National Market or upon a change in control of the Company. The Company also has the right to repurchase the Series A preferred stock at a premium upon change of control of the Company.

On June 29, 2003, the Company filed a registration statement of Form S-3 to register the shares of common stock issuable upon conversion of the preferred stock acquired in the initial closing, which became effective on July 11, 2003. The Company will not receive any proceeds from the sale of the common stock registered by such registration statement. In the event the holders acquire additional shares of preferred stock, the Company is required to file a registration statement on Form S-3 covering the common stock issuable on conversion of the preferred stock so acquired within 30 days of such acquisition and to cause the registration statement to become effective within 90 days thereafter. The Company will pay cash liquidated damages to the holders of the preferred stock in the event the Company does not meet these requirements, and also in the event the registration statement becomes unavailable to the holders for periods beyond specified grace periods.

The issuance of the Company’s Series A preferred stock described above is exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof or Regulation D promulgated thereunder.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a.        EXHIBITS

      See exhibit index.

    b.        REPORTS ON FORM 8-K

        The Company filed the following reports on Form 8-K in the quarter ended June 30, 2003:

(1)	On June 3, 2003, the Company filed a Current Report on Form 8-K, which reported it had closed its previously announced sale of $205 million of senior secured notes.

(2)

On June 3, 2003, the Company filed a Current Report on Form 8-K, which filed the material agreements entered into by the Company in connection with the Company’s sale of senior secured notes and the closing of its new revolving line of credit.

(3)

On May 29, 2003, the Company filed a Current Report on Form 8-K, which reported the issuance of a press release announcing an agreement to sell $205 million of senior secured notes and $15 million of 8% convertible preferred stock in a private placement.

(4)

On May 9, 2003, the Company filed a Current Report on Form 8-K, which reported pursuant to Rule 135c of the Securities Act the issuance of a press release announcing that it plans to offer $215 million of senior secured notes in a transaction exempt from the registration requirements of the Securities Act of 1933.

(5)

On May 1, 2003, the Company filed a Current Report on Form 8-K which was filed to give effect to the Company’s sale on February 8, 2003 of 295 stores to Rent-A-Center, Inc., on the Company’s audited financial statements and management’s discussion and analysis of financial condition and results of operations for the fiscal years ended September 30, 2002, 2001 and 2000 appearing in the Company’s Form 10-K for the year ended September 30, 2002 (filed December 30, 2002), as amended by Form 10-K/A (filed March 31, 2003).

(6)

On April 2, 2003, the Company filed a Current Report on Form 8-K, which reported the correction in the beneficial ownership information reported for its director, Robert B. Fagenson, in its proxy statement for the annual meeting of shareholders held March 12, 2003, as filed with the Securities and Exchange Commission on January 28, 2003.

(7)

On April 2, 2003, the Company filed a Current Report on Form 8-K/A, which amended its current report on Form 8-K, filed February 25, 2003, to supply the cover sheet and signature page that were inadvertently omitted

(8)

On April 2, 2003, the Company filed a Current Report on Form 8-K/A, which amended its current report on Form 8-K, filed February 25, 2003, to supply the cover sheet and signature page that were inadvertently omitted.

(9)

On April 2, 2003, the Company filed a Current Report on Form 8-K/A, which amended its current report on Form 8-K, filed February 24, 2003, to supply the cover sheet and signature page that were inadvertently omitted.

        The Company furnished the following reports on Form 8-K in the quarter ended June 30, 2003:

(1)	On June 25, 2003, the Company furnished a Current Report on Form 8-K, which reported it had closed its previously announced sale of $205 million of senior secured notes.

(2)	On May 30, 2003, the Company furnished a Current Report on Form 8-K, to provide information regarding the Company’s results of operations for the completed fiscal periods presented.

(3)	On May 12, 2003, the Company furnished a Current Report on Form 8-K, to provide information regarding the Company’s EBITDA and adjusted EBITDA for the periods presented.

RENT-WAY, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rent-Way, Inc.
(Registrant)

By:
August 14, 2003	/S/ WILLIAM A. MCDONNELL
Date	(Signature)
William A. McDonnell
Vice President and Chief Financial Officer
By:
August 14, 2003	/S/ JOHN A. LOMBARDI
Date	(Signature)
John A. Lombardi
Chief Accounting Officer and Controller

EXHIBIT INDEX

                                       No.               Exhibit Name

3.1	Articles of Incorporation of Rent-Way, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1997, filed November 6, 1997.)

3.2	Bylaws of Rent-Way, Inc., as amended (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2000, filed July 2, 2001.)

10.1*	First Omnibus Amendment to Credit Agreement and Security Agreement

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.