Form 10-K
period 2003-09-30
RENT WAY INC
filed 2003-11-25
CIK 893046

UNITED STATES

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

_________________

COMMISSION FILE NUMBER: 0-22026

RENT-WAY, INC.
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-1407782
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

ONE RENTWAY PLACE, ERIE, PENNSYLVANIA 16505
Address of principal executive offices)

(814)455-5378 (Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF CLASS	NAME OF EXCHANGE ON WHICH REGISTERED
COMMON STOCK, NO PAR VALUE	NEW YORK STOCK EXCHANGE

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]

The aggregate market value of common stock held by non-affiliates of the registrant as of March 31, 2003, was $72,736,937.

The number of shares outstanding of the registrant’s common stock as of November 12, 2003 was 26,035,337.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2003 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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

Rent-Way's ability to offer new products and services and to enter into and to maintain relationships with vendors of its rental merchandise including its ability to obtain goods and services on favorable credit terms.

Rent-Way's ability to open new rental-purchase stores and to operate them profitably.

        Given these factors, undue reliance should not be placed on any forward-looking statements, including statements regarding Rent-Way's future prospects. These statements speak only as of the date made. Rent-Way undertakes no obligation to update or revise any forward-looking statements whether as a result of new information, the occurrence of future events, or otherwise.

PART I

ITEM I.      BUSINESS

GENERAL

        Rent-Way, Inc. (the "Company" or "Rent-Way") operates 753 rental-purchase stores located in 33 states, the second largest number of stores in the rental-purchase industry, as of September 30, 2003. The Company offers quality brand name home entertainment equipment, furniture, computers, major appliances and jewelry to customers under full-service, rental-purchase agreements that generally allow the customer to obtain ownership of the merchandise at the conclusion of an agreed upon rental period. The Company also provides prepaid local phone service to consumers on a monthly basis through dPi Teleconnect LLC ("DPI"), its 70%-owned subsidiary. DPI is a non-facilities based provider of local phone service. The Company operates in two segments: in the rental-purchase industry and, through DPI, in the prepaid local phone service industry.

        The Company's principal executive offices are located at One RentWay Place, Erie, Pennsylvania 16505; and its telephone number is (814) 455-5378. The Company's Internet address is http://www.rentway.com. Rent-Way makes available at no cost through the Investor Relations section of its internet website its annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after this material is filed with or furnished to the SEC. The Company's corporate governance guidelines, its board committee charters, and its codes of conduct will also be available through the investor relations section of its internet website where they may be accessed without charge. The Company will mail any of the foregoing documents without charge to any shareholder on request. Requests for mailings should be made to Deborah Peterson, Investor Relations Coordinator, at the telephone number above.

BUSINESS HISTORY

        William Morgenstern, the Chief Executive Officer and Chairman of the Board, co-founded the Company in 1981 to operate a rental-purchase store in Erie, Pennsylvania. By 1993, the Company was operating 19 stores in three states and had completed its initial public offering. Concurrent with the initial public offering, the Company began implementing a strategy of aggressive store expansion driven primarily by acquisitions and facilitated by the consolidation trend in the rent-to-own market. From 1993 to 1998, the Company acquired 420 stores in various transactions. In fiscal 1999, the Company became the second largest company in the rental-purchase industry based on number of stores as a result of a merger with Home Choice Holdings, Inc., in which 458 stores were acquired, and the acquisition of 250 stores from Rentavision, Inc. and 21 stores from America's Rent-to-Own Center, Inc. In November 2000, the Company operated 1,147 stores, which was the largest number of stores the Company has operated in its history. In 2000, the Company acquired a 70% interest in DPI for $7.5 million.

        On October 30, 2000, the Company announced that it was investigating certain accounting matters, including potential accounting improprieties. The improprieties had the effect of overstating operating income primarily though the manipulation of asset and operating expense accounts. The improprieties did not relate to revenues. As a result of the investigation into these matters, the Company restated its previously reported fiscal 1998 and 1999 financial statements and the fiscal 2000 unaudited quarterly financial statements. In December 2000, the Company terminated the employment of the Controller and Chief Accounting Officer and other junior personnel in the accounting department, and the Board of Directors requested that the President and Chief Operating Officer resign. In response to the accounting improprieties, a new Controller and Chief Accounting Officer was hired, the personnel in the accounting department were upgraded, a third-party outside auditing firm was engaged to perform the internal audit function, a board member with significant public accounting experience was added and the Company's corporate governance practices were strengthened. As a result of the accounting improprieties, several of the Company's current and former officers and directors, the Company and the Company's independent accountants were named in a consolidated class action complaint filed in the U.S. District Court for the Western District of Pennsylvania. The Company agreed to settle the class action in April 2003 on payment of $25.0 million, $21 million in cash and $4 million in two year, unsecured notes bearing interest at 6%. Of the cash amount, $11 million is funded from insurance proceeds. The settlement provides for the release of the Company and all other defendants except the Company's former Controller and independent accountants. A fairness hearing on the settlement has been conducted by the Court and the motion to approve the settlement is pending before the Court. As a further result of the accounting improprieties, the SEC and the U.S. Department of Justice conducted investigations of possible civil and criminal violations. On July 22, 2003, the SEC announced that it had reached a settlement with the Company under which the Company consented to the entry of a final judgment in the U. S. District for the Western District of Pennsylvania that permanently enjoins it from violations of the reporting and books and records provisions of the Securities Exchange Act. In determining to accept the settlement, the SEC considered that the Company undertook remedial actions and cooperated with the SEC staff. The Court entered the final consent judgment on July 23, 2003. The SEC did not seek any financial penalty against the Company, its current officers or directors. The Department of Justice did not bring any charges against the Company or current officers and directors. Based on public statements from the SEC staff and representatives of the Department of Justice, the Company believes the government's investigations into its past accounting improprieties are concluded and that no action will be taken against any current Company employee or director.

        Following the discovery of the accounting improprieties, management concentrated on addressing the business performance problems that had been masked by the improper accounting, managing the litigation and governmental investigations arising from the improprieties and refinancing its outstanding bank debt. In 2001, management developed and implemented a plan to increase gross margins, reduce debt and close or combine under-performing stores. In November 2002, management identified these 295 under-performing stores that would have required a significant amount of capital investment to meet company performance targets and in which the Company was not willing to invest at that time. On December 17, 2002, the Company entered into a definitive purchase agreement to sell rental merchandise and related contracts of these 295 stores to Rent-A-Center, Inc. Rent-A-Center purchased certain fixed assets and assumed related store leases of 125 of these stores. The transaction closed on February 8, 2003 for approximately $100.4 million. Of the sale price, $14.7 million was paid for transaction, store closing and similar expenses. Rent-A-Center held back $10.0 million to secure the indemnification obligations in the sale. As required by the purchase agreement, Rent-A-Center released $5.0 million of the holdback on May 8, 2003 and unless Rent-A-Center has indemnification claims against the Company, it is required to release the remaining $5.0 million to the Company on August 8, 2004. The net sale proceeds were used to reduce outstanding bank debt. During the second quarter of fiscal 2003, management formulated a plan to restructure the corporate office through workforce reductions to rationalize corporate costs subsequent to the sale to Rent-A-Center. These restructuring activities were completed during the fiscal quarter ended March 31, 2003.

        On June 2, 2003, the Company completed the sale of $205.0 million of senior secured notes, closed a new $60.0 million revolving line of credit facility and sold $15.0 million in newly authorized 8% redeemable convertible preferred stock through a private placement. The net proceeds of the offerings, together with borrowing under the new revolving credit facility and the net proceeds of the sale of the redeemable convertible preferred stock repaid all amounts outstanding under the Company's previous senior bank credit facility. As a result of the completion of the refinancing, the Company's corporate credit rating was raised by Standard & Poor's Rating Services from `CCC' to `B+'.

THE RENTAL-PURCHASE INDUSTRY

        Begun in the mid- to late-1960s, the rental-purchase business offers an alternative to traditional retail installment sales and generally serves customers that have annual household incomes ranging from $20,000 to $40,000. The Association of Progressive Rental Organizations ("APRO"), the industry's trade association, estimated that at the end of 2002 the industry comprised approximately 8,300 stores providing 6.6 million products to 2.9 million households. Based on estimates from APRO, the rental-purchase industry generated gross revenues of $6.0 billion in 2002 from these transactions. The rental-purchase industry has grown consistently over the past seven years despite significant fluctuations in the U.S. economy. From 1995 to 2002, revenues generated by the industry have increased with no year in the period reflecting growth less than 5.1%. Over the past five years, the industry has experienced significant consolidation. The four largest national rental-purchase chains operated approximately 56% of the stores in the industry as of December 31, 2002.

STRATEGY

        The significant matters on which management has concentrated since October 2000 have been resolved and management believes the Company can now pursue its long-term business plan of becoming the preferred destination for rent-to-own customers. The strategic priorities in 2004 will be to focus on returning the Company to profitability and identifying opportunities to leverage existing infrastructure and management. Management believes the Company's ability to fulfill its long-term plan and its ability to achieve profitability in 2004 and thereafter, depends on the following business strategies:

o

Focus on Our Customers. Competition in the rental-purchase industry is based on customer service. Company research has identified three specific drivers of customer satisfaction: dealing with a trusted name; being treated with respect; and following through on promises. The Company believes that its "Welcome, Wanted and Important" customer service philosophy addresses these drivers and will result in new and repeat customers and a higher number of rental agreements and revenues. The Company also believes that the "Welcome, Wanted and Important" philosophy results in a store atmosphere and shopping experience conducive to customer loyalty. The Company encourages its store managers to build relationships with its customers, to treat them with respect and to work with them on merchandise selection and payment terms. Because its store employees are the most important link to its customers, the Company also extends its "Welcome, Wanted and Important" philosophy to its employees. The Company seeks to be the "employer of choice" in the rental-purchase industry.

o

Increase Store Revenues, Profits and Cash Flow. The Company seeks to maximize its profitability by increasing its same store sales performance, adjusting its merchandise mix to consist of products its customers want that also provide an appropriate return, improving collections, and controlling overhead costs to reduce operating expenses at the store and corporate level. The Company will also seek to better align its monthly and quarterly store and regional manager incentive programs with annual expectations and actual performance.

o

Increase Brand Awareness and Marketing Efforts. The Company's advertising strategy is designed to attract customers to its stores, motivate its store employees, build Rent-Way brand awareness and develop a distinctive brand personality. In fiscal 2003, the Company launched a marketing program that emphasizes its "Welcome, Wanted and Important" culture. The Company's television and print advertising features Rent-Way employees and highlights the brand identity it wishes to communicate by incorporating the popular song, "We Are Family." The Company will also continue to conduct customer surveys that provide it with insight into consumer perceptions of the Rent-Way brand and its performance relative to its competitors. Recent results of outside research surveys in the markets where its stores are located indicate that the "We Are Family" ad campaign is now the most recognized rental-purchase business ad in those markets. The Company intends to continue this ad campaign in 2004. The Company also plans to double the number of printed ad flyers distributed in its store markets versus 2003.

The Company believes that its branding and marketing strategies and its customer-focused philosophy have already produced positive results. Recent customer satisfaction surveys indicate a significant shift in the percentage of the customers who identify themselves as "extremely satisfied." In 2003, the percentage increased to 29% from approximately 21% in past years.

o

Open New Stores. The Company expects to selectively open new stores in existing markets to leverage its existing management and corporate infrastructure and advertising budgets. More stores will provide the Company's customers greater access to its products.

OPERATIONS

        Store Locations. The Company uses a variety of information sources to identify store locations that are readily accessible to low and middle income customers. An ideal location for the stores is in high traffic and high visibility area, such as neighborhood shopping centers that include a supermarket. The Company believes this type of location is convenient for its customers and enables customers to visit the stores on a more frequent basis.

        The Company's stores average approximately 3,700 square feet in floor space and are generally uniform in interior appearance and design and display of available merchandise. The stores have separate storage areas, but generally do not use warehouse facilities. Generally, the Company refurbishes its stores every three to five years.

        Company Stores. As of September 30, 2003, the Company operated 753 stores in 33 states as follows:

LOCATION	NUMBER OF STORES	LOCATION	NUMBER OF STORES	LOCATION	NUMBER OF STORES
Florida	67	Indiana	21	New Hampshire	9
New York	67	Arkansas	20	Kansas	8
Texas	61	Georgia	19	Missouri	8
Pennsylvania	53	Alabama	18	Maine	7
South Carolina	53	Michigan	18	Oklahoma	7
Ohio	51	Illinois	17	West Virginia	7
North Carolina	45	Arizona	13	Vermont	6
Kentucky	32	Massachusetts	12	Iowa	5
Virginia	30	Nebraska	12	New Mexico	5
Louisiana	29	Mississippi	11	Delaware	4
Tennessee	26	Maryland	9	Connecticut	3

        Product Selection. The Company offers home entertainment equipment, furniture, personal computers, major appliances and jewelry. Home entertainment equipment includes television sets, DVDs, camcorders and stereos. Major appliances include refrigerators, ranges, washers and dryers. The Company’s product line currently includes the Sharp, Sony, RCA, JVC, Phillips and Panasonic brands of home entertainment equipment; the Ashley, Bassett, Catnapper, Progressive and England Corsair brands of furniture; the Gateway brand of personal computers; and, the Amana, Crosley, Maytag, Sears Kenmore and General Electric brands of major appliances. The Company closely monitors inventory levels and customer rental requests and adjusts its product mix accordingly. Prepaid local phone service is also provided through DPI.

        For the fiscal year ended September 30, 2003, payments under rental-purchase contracts for home entertainment products, furniture, personal computers, major appliances and jewelry accounted for approximately 33.2%, 27.4%, 18.5%, 17.7%, and 3.3% of the Company’s rental revenues, respectively. Customers may rent either new merchandise or previously rented merchandise. As of September 30, 2003, weekly rentals currently range from $7.99 to $49.99 for home entertainment equipment, from $6.99 to $41.99 for furniture, from $14.99 to $44.99 for personal computers, from $9.99 to $31.99 for major appliances and from $9.99 to $25.99 for jewelry. Previously rented merchandise is typically offered at the same weekly or monthly rental rate as is offered for new merchandise but with an opportunity to obtain ownership of the merchandise after fewer rental payments.

        Rental-Purchase Agreements. Merchandise is provided to customers under written rental-purchase agreements that set forth the terms and conditions of the transaction. The Company uses standard form rental-purchase agreements, which are reviewed by legal counsel and customized to meet the legal requirements of the various states in which they are to be used. Generally, the rental-purchase agreement is signed at the store, but may be signed at the customer’s residence if the customer orders the product by telephone. Customers rent merchandise on a week-to-week and, to a lesser extent, on a month-to-month basis with rent payable in advance. At the end of the initial and each subsequent rental period, the customer retains the merchandise for an additional week or month by paying the required rent or may terminate the agreement without further obligation. If the customer decides to terminate the agreement, the merchandise is returned to the store and is then available for rent to another customer. The Company retains title to the merchandise during the term of the rental-purchase agreement. If a customer rents merchandise for a sufficient period of time, usually 12 to 24 months, ownership is transferred to the customer without further payments being required, except in North Carolina where a final purchase option payment is required. Rental payments are typically made in cash or by check or money order. The Company does not extend credit. See “Government Regulation”.

        Product Turnover. Generally, a minimum rental term of between 12 and 24 months is required to obtain ownership of new merchandise. An item of rental merchandise typically remains in the Company’s store inventory for about 26 months. During this period, the Company ordinarily rents the item to three to five different customers. If a customer returns the product, and if the product continues to meet the quality standards, the Company will continue to rent the item. If the item no longer satisfies the rental standards, the item is sold or discarded. Based upon merchandise returns for the year ended September 30, 2003, the Company believes that the average period of time during which customers rent merchandise is 16 to 18 weeks. However, turnover varies significantly based on the type of merchandise being rented, with certain consumer electronic products, such DVD players, generally being rented for shorter periods, while computers, appliances and furniture are generally rented for longer periods. Most rental-purchase transactions require delivery and pickup of the product, weekly or monthly payment processing and, in some cases, repair and refurbishment of the product. Rental-purchase agreements require larger aggregate payments than are generally charged under installment purchase or credit plans for similar merchandise, primarily to cover the operating expenses generated by greater product turnover.

        Customer Service. The Company offers same-day delivery, installation and pick-up of its merchandise. The Company also provides any required service or repair without charge, except for damage in excess of normal wear and tear. If the product cannot be repaired at the customer’s residence, the Company provides a temporary replacement while the product is being repaired. The customer is fully liable for damage, loss or destruction of the merchandise, unless the customer purchases an optional loss/damage waiver or chooses to participate in the Preferred Customer Club program. Most of the products offered by the Company are covered by a manufacturer’s warranty for varying periods, which, subject to the terms of the warranty, is transferred to the customer in the event that the customer obtains ownership. Repair services are provided through in-house service technicians, independent contractors or under factory warranties. The Company offers Preferred Customer Club, a fee-based membership program that provides special loss and damage protection and, at a discounted rate, an additional one year of service protection plan on rental merchandise purchased by the customer, preferred treatment in the event of involuntary job loss, accidental death and dismemberment insurance and discounted emergency roadside assistance, as well as other discounts on merchandise and services.

COLLECTIONS

        Management believes that effective collection procedures are important to the Company’s success. The Company’s collection procedures increase the revenue per product, decrease the likelihood of default and reduce charge-offs. Senior management and store managers use the Company’s computerized management information system to monitor cash collections on a daily basis. In the event a customer fails to make a rental payment when due, store management will attempt to contact the customer to obtain payment and re-instate the contract or will terminate the account and arrange to regain possession of the merchandise. However, store managers are given latitude to determine the appropriate collection action to be pursued based on individual circumstances. Depending on state regulatory requirements, the Company charges for the reinstatement of terminated accounts or collects a delinquent account fee. Such fees are standard in the industry and may be subject to state law limitations. See “ — Government Regulation.” Despite the fact that the Company is not subject to the federal Fair Debt Collection Practices Act, it is the Company’s policy in the collection procedures to generally abide by the primary restrictions of this law, which contains specific restrictions regarding communication with consumers designed to prohibit abusive debt collection practices. Charge-offs due to lost or stolen merchandise and discards were approximately 3.1%, 4.3% and 5.8 % of the Company’s revenues for the years ended September 30, 2003, 2002, and 2001, respectively. The charge-off rate for chains with over 40 stores reporting to APRO in 2003 was 3.2%.

MANAGEMENT

        The Company’s stores are organized geographically with several levels of management. At the individual store level, each store manager is responsible for customer relations, deliveries, pick-ups, inventory management, staffing and local marketing efforts. A Company store normally employs one store manager, one assistant manager, two account managers, and one full-time delivery or installation technician. The staffing of a store depends on the number of rental-purchase contracts serviced by the store.

        Each store manager reports to one regional manager, who typically oversees seven to ten stores. Regional managers are primarily responsible for monitoring individual store performance and inventory levels within their respective regions. The Company’s regional managers report to divisional vice-presidents, who monitor the operations of their divisions and, through their regional managers, individual store performance. The divisional vice-presidents report to one of two executive vice-presidents, who monitor the overall operations of their assigned geographic area. The executive vice-presidents report to the corporate-level senior vice-president of operations, who is responsible for overall Company-wide store operations. Senior management at the Company’s headquarters directs and coordinates purchasing, financial planning and controls, management information systems, employee training, personnel matters, advertising, and acquisitions. Personnel at the corporate headquarters also evaluate the performance of each store.

MANAGEMENT INFORMATION SYSTEM

        The Company uses an integrated computerized management information and control system to track units of merchandise, rental-purchase agreements and customers. The system also includes management software that provides extensive report generating capabilities specifically tailored to the Company’s operating procedures. Each store has the ability to track individual components of revenue, idle items, items on rent, product on order, delinquent accounts and other account and customer information. Management electronically gathers each day’s activity report and has access to operating and financial information about any store location or region in which the Company operates. Management reports are generated on a daily, weekly, month-to-date and year-to-date basis. Utilizing the management information system, senior management, regional managers and store managers can closely monitor the productivity of stores under their supervision.

PURCHASING AND DISTRIBUTION

        The Company’s general product mix is determined by senior management based on an analysis of customer rental patterns and introduction of new products on a test basis. Individual store managers are responsible for determining the particular product selection for their store from a list of products approved by senior management. Store managers order products on-line using the Company’s Intranet. These electronic purchase orders are reviewed, approved and executed through regional managers, divisional vice presidents and the Company’s purchasing department to ensure that inventory levels and mix at the store level are appropriate. Merchandise is generally shipped by vendors directly to each store and held for rental at the individual locations. The Company purchases its merchandise directly from manufacturers or distributors. The Company believes that its size enables it to purchase large volumes of inventory from the suppliers at favorable terms. The Company generally does not enter into written contracts with its suppliers. Although the Company currently expects to continue its existing relationships, management believes there are numerous sources of products available to the Company and does not believe that the success of the Company is dependent on any one or more of its current suppliers.

INVENTORY MANAGEMENT

        Because inventory management is critical to the business, the Company has developed numerous controls and management tools to optimize inventory use. The Company uses an online inventory management system to monitor the inventory down to the store level on a daily basis. For each store, the Company has developed optimum, or “par”, levels of inventory in each category based on that store’s showroom size and volume of rental-purchase agreements. These par levels and actual levels are updated through the internal software program and are automatically refreshed as inventory changes in the store.

        Operations management, from regional managers to executive management, can review the inventory at each of the stores on a continuous basis to ensure both the proper level and mix of inventory. The Company considers it part of a regional manager’s daily responsibility to ensure that his or her stores are properly merchandised. Rental products are actively transferred from one store or region to another whenever store stocks are out of balance. The Company has implemented additional controls that prohibit a store from ordering additional inventory if existing par inventory levels are exceeded.

        The operations and corporate management meet weekly to discuss whether the stores are overstocked or under stocked based on utilization rates and merchandise needed for promotions and seasonality. In addition, the Company performs a quarterly obsolescence review of the rental and service history of the key product categories, as well as, idle and age parameters of the merchandise. If a product category has been identified as not meeting the expectations for gross margins or if a product has had higher than average service problems throughout its life cycle, the stores are notified to accelerate the product through the system by either selling it or renting it at a discount. Whatever merchandise in that category remains unsold or not on rent at the end of the quarter is written off. The Company believes that the inventory management policies ensure that the highest quality of inventory is available to the customer.

MARKETING AND ADVERTISING

        The Company promotes its products and services through direct mail, network radio and television advertising and, to a lesser extent, through local broadcast and secondary print media advertisement. The Company also solicits via telemarketing. The advertisements emphasize product and brand name selection, prompt delivery and repair, and the absence of any down payment, credit investigation or long-term obligation. Advertising expense as a percentage of revenue for the years ended September 30, 2003, 2002 and 2001 were 4.5%, 5.5% and 3.9%, respectively. In addition to the national advertising efforts, the Company manages a local store-marketing plan to allow the stores to leverage market-specific knowledge. The local store marketing effort plays an active role in the communities in which it operates and targets the customer base through direct mail promotions. As the Company obtains new stores in its existing markets, the advertising expenses of each store in the market is reduced by listing all stores in the same market-wide advertisement.

COMPETITION

        The Company is one of the largest operators of stores in the rental-purchase industry; however, the rental-purchase industry is highly competitive. The Company competes with other rental-purchase businesses and, to a lesser extent, with rental stores that do not offer their customers a purchase option. Competition is based primarily on customer service, although it is also based on rental rates and terms, product selection and product availability. With respect to consumers who are able to purchase a product for cash or on credit, the Company also competes with department stores, discount stores and retail outlets that offer an installment sales program or offer comparable products and prices. Rent-A-Center, the largest industry operator, has significantly greater financial and operating resources and name recognition than does the Company.

PERSONNEL

        As of September 30, 2003, the Company had 3,751 employees, 178 of whom are corporate employees located at the corporate headquarters in Erie, Pennsylvania. None of the Company’s employees are represented by a labor union. The Company believes that the relationship with employees is good. This belief is supported by annual internal employee surveys.

GOVERNMENT REGULATION

        Forty-seven states have enacted legislation for the express purpose of regulating rental-purchase transactions. All of these state laws, with the exception of those in Alaska and Montana, were enacted five or more years ago and have no material amendments. These laws generally require certain contractual and advertising disclosures concerning the nature of the rental-purchase transaction and also provide varying levels of substantive consumer protection, such as requiring a grace period for late payments, limiting certain fees or the total amount of rental payments that may be charged, and providing contract reinstatement rights in the event a rental-purchase agreement is terminated for non-payment. No federal legislation has been enacted regulating the rental-purchase transaction, although industry supported legislation has been introduced in Congress from time to time and is again under consideration.

        All of the states in which the Company operates, except North Carolina, impose some type of statutory disclosure requirements either in rental-purchase agreements or in advertising or both. Rental-purchase legislation or other statutes in the majority of these states distinguish rental-purchase transactions from credit sales. Court decisions in the remaining states in which the Company operates have characterized rental-purchase transactions as leases rather than credit sales. Court decisions in Minnesota, New Jersey and Wisconsin, states where the Company has no operations, have characterized rental-purchase transactions as credit sales subject to consumer lending requirements and accordingly have created a regulatory environment in those states that is prohibitive to traditional rental-purchase transactions.

        The Company instructs operations personnel in procedures required by applicable laws through policy manuals and on-the-job training. Management believes that the Company’s operations and point-of-sale systems are in compliance with the requirements of applicable laws in all material respects.

        Management believes that the potential for new or amendatory state or federal legislation re-characterizing rental-purchase transactions as credit sales is remote. The Company, in conjunction with the rental-purchase industry’s trade association, closely monitors legislative and judicial activity and is working to legislatively resolve issues created by unfavorable court decisions in Minnesota, New Jersey and Wisconsin.

SERVICE MARKS

        The Company has registered the “Rent-Way” service mark and related designs under the Lanham Act. The Company believes that these marks have acquired significant market recognition and goodwill in the communities in which its stores are located.

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

        DPI was formed in late 1998. The Telecommunications Act of 1996, which encouraged the establishment of competitive local exchange carriers, or CLECs, made this business possible. DPI currently operates in a niche segment of the CLEC industry. CLECs compete with the regional Bell operating companies or incumbent local telephone service providers, or ILECs. The market for DPI’s prepaid local telephone services is principally consumers whose credit rating or whose prior payment history with the ILEC is poor. Although not identical, the Company believes DPI’s potential customer base overlaps significantly with the Company’s customer base.

        In order to conduct its business, DPI is required to obtain governmental authorization in each state in which it provides local telephone service. At the present time, DPI has obtained or has pending such authorization in 41 states. DPI’s licenses must be renewed on a periodic basis. In addition to governmental approval, DPI must enter into a resale contract with an ILEC to purchase service for resale. Under applicable federal law, all ILECs are required to negotiate these contracts with CLECs. At the present time, DPI has resale agreements in place with all existing major ILECs and is moving forward on agreements with several smaller regional ILECs. DPI markets and sells its services through a network of agents. As of September 30, 2003, the Company had 590 stores offering the service and was DPI’s largest agent based on revenues. Customers generally pay the Company and other agents of DPI between $30.00 and $65.00 per month for prepaid local telephone services, depending on area retail pricing and additional feature services. Under the contract with DPI, the Company is entitled to retain 10% of the customer’s payments as its agent’s fee, which is consistent with the fees retained by DPI’s other agents. As of September 30, 2003, DPI had approximately 37,000 customers.

        The Company owns 70% of DPI. The holder of the remaining 30% interest in DPI, DPI Holdings, Inc., has the right in January 2005 to require DPI to purchase its 30% interest at a price equal to the fair market value of the interest. Under applicable GAAP rules, the Company currently records 100% of DPI losses and will record 100% of the income until losses are recovered, based upon contracted agreement with DPI Holdings, Inc., at such time the minority interest will be recognized and income/loss will be recorded based on percentage of ownership of DPI.

ITEM 2.       DESCRIPTION OF PROPERTIES

        The Company leases substantially all of its store facilities under operating leases that generally have terms of three to five years and requires the payment of real estate taxes, utilities and maintenance. There are optional renewal privileges on most of the leases for additional periods ranging from three to five years at rental rates generally adjusted for increases in the cost of living. There is no assurance that the Company can renew the leases that do not contain renewal options or that if it can renew them, the terms will be favorable to the Company. Management believes that suitable store space is generally available for lease and that the stores would be able to relocate without significant difficulty should a particular lease be unable to be renewed. Management also expects that additional space will be readily available at competitive rates for new store openings.

        The Company owns the corporate headquarters located in Erie, Pennsylvania, which comprises 74,000 square feet. The Company also owns an office building in Erie, Pennsylvania, which is used for record retention and comprises approximately 8,200 square feet.

ITEM 3.      LEGAL PROCEEDINGS

        As previously reported, following the discovery of accounting improprieties in October 2000, the Company, its independent accountants, and certain of its current and former officers were named in a consolidated class action complaint filed in the U.S. District Court for the Western District of Pennsylvania alleging violations of the securities laws and seeking damages in unspecified amounts purportedly on behalf of a class of shareholders. On April 18, 2003, the Company entered into an agreement settling the class action. The settlement requires the Company to pay the class the sum of $25.0 million, with $21.0 million in cash and $4.0 million in 6% unsecured subordinated notes payable in four equal installments over two years commencing December 31, 2003. Of the $21.0 million payable in cash, $11.0 million has been funded from available insurance proceeds. The settlement agreement provides for the release of the Company and all other defendants except the Company’s former controller and the Company’s independent accountants. The settlement remains subject to Court approval. On September 9, 2003, the Court granted a motion certifying a class and appointing the lead plaintiff, Cramer Rosenthal McGlynn LLC, as class representative. On September 12, 2003, the Court conducted a fairness hearing regarding the settlement. The lead plaintiff’s motion for the Court’s approval of the settlement is pending.

        As a further result of the accounting improprieties, the SEC and the U.S. Department of Justice conducted investigations of possible civil and criminal violations. On July 22, 2003, the SEC announced that it had reached a settlement with the Company under which the Company consented to the entry of a final judgment in the U. S. District for the Western District of Pennsylvania that permanently enjoins it from violations of the reporting and books and records provisions of the Securities Exchange Act. In determining to accept the settlement, the SEC considered that the Company undertook remedial actions and cooperated with the SEC staff. The Court entered the final consent judgment on July 23, 2003. The SEC did not seek any financial penalty against the Company, its current officers or directors. The Department of Justice did not bring any charges against the Company or current officers and directors. Based on public statements from the SEC staff and representatives of the Department of Justice, the Company believes the government’s investigations into its past accounting improprieties are concluded and that no action will be taken against any current Company employee or director.

        The Company is also subject to litigation in the ordinary course of business. The Company believes the ultimate outcome of any existing litigation, other than the class action lawsuit described above, would not have a material adverse effect on the financial condition, results of operation or cash flows of the Company

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

RENT-WAY, INC.

PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company’s common stock is traded on the New York Stock Exchange under the symbol “RWY.” The following table sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported on New York Stock Exchange.

	YEAR ENDED SEPTEMBER 30, 2003		YEAR ENDED SEPTEMBER 30, 2002
	HIGH	LOW	HIGH	LOW
First Quarter	$4.18	$2.41	$6.97	$5.40
Second Quarter	3.90	3.26	8.45	5.27
Third Quarter	5.15	3.73	13.28	8.40
Fourth Quarter	6.05	4.55	12.30	3.00

        As of September 30, 2003, there were 335 shareholders of record of Rent-Way’s common stock.

        The Company has not paid any cash dividends to common stock shareholders. The declaration of any common stock cash dividends will be at the discretion of the Board of Directors and will depend upon earnings, capital requirements and the financial position of the Company, general economic conditions and other pertinent factors. The Company does not intend to pay any common stock cash dividends in the foreseeable future. Management intends to use earnings, if any, to repay bank debt and, to the extent permitted by the Company’s bank lenders, to develop and expand the Company’s business. The Company’s bank credit facility prohibits the payment of common stock dividends.

        The Company paid cash dividends of $99 to preferred stock shareholders. Dividends are accruing daily at a rate of 8.0% per annum and are payable in the first day of each calendar quarter as required by the agreement on which the Company issued 1,500 shares of convertible preferred stock used to repay the previous senior credit facility.

        The Company maintains the 1992, 1995, and 1999 Stock Option Plans. The Company also has options to acquire its common stock outstanding under stock option plans assumed in connection with the Company’s acquisition of Home Choice Holdings, Inc. in December 1998. The Company also has individual option award agreements outside of these plans with three employees covering an aggregate of 60,000 options to acquire shares of common stock. These non-plan options are evidenced by written agreements and have the following terms: expiration is five years from option grant date (June 13, 2002), vesting is one-half on grant date, one-half on first anniversary of grant date; the options terminate immediately on termination of employment except in the event of death, disability or involuntary termination, in which case they are exercisable (to the extent exercisable at termination) for an additional three months.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Rent Way, Inc. equity compensation plans
approved by security holders	3,696,612	$10.10	668,876
Home Choice Holdings, Inc. equity compensation
plans approved by security holders	76,420	$24.12	--
Individual compensation arrangements	60,000	$11.67	--
Total	3,833,032	$10.40	668,876

ITEM 6.      SELECTED FINANCIAL DATA

        The following selected financial data for the years ended September 30, 1999, 2000, 2001, 2002 and 2003 were derived from the audited financial statements of the Company for those periods. The historical financial data are qualified in their entirety by, and should be read in conjunction with, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements of the Company and notes thereto included elsewhere in this report.

	YEAR ENDED SEPTEMBER 30,
	1999	2000(3)	2001	2002	2003
	(Dollars in millions, except per share data)
STATEMENT OF OPERATIONS DATA:
Total revenues	$397,062	$467,275	$515,294	$493,370	$491,310
Operating profit (loss)	5,924	(21,982)	(21,885)	23,369	36,493

Loss before cumulative effect of change in accounting principle and discontinued operations	(13,896)	(43,921)	(69,307)	(34,833)	(13,597)
Cumulative effect of change in accounting principle	--	--	--	(41,527)	--
Income (loss) from discontinued operations (1)	13,131	15,880	5,682	(112)	(15,780)
Net loss	(765)	(28,041)	(63,625)	(76,472)	(29,377)
Amortization of deemed dividend and accretion of preferred stock	--	--	--	--	(513)

Net loss allocable to common shareholders	(765)	(28,041)	(63,625)	(76,472)	(29,890)
Adjusted net income (loss) (2)	9,072	(14,471)	(50,934)	(76,472)	(29,890)
Basic loss per common share:

Loss before cumulative effect of change in accounting principle and discontinued operations	$(0.65)	$(1.88)	$(2.83)	$(1.39)	$(0.53)
Net loss	$(0.04)	$(1.20)	$(2.60)	$(3.06)	$(1.14)
Net loss allocable to common shareholders	$(0.04)	$(1.20)	$(2.60)	$(3.06)	$(1.16)
Adjusted net income (loss) (2)	$0.43	$(0.62)	$(2.08)	$(3.06)	$(1.16)
Diluted loss per common share:

Loss before cumulative effect of change in accounting principle and discontinued operations	$(0.65)	$(1.88)	$(2.83)	$(1.39)	$(0.53)
Net loss	$(0.04)	$(1.20)	$(2.60)	$(3.06)	$(1.14)
Net loss allocable to common shareholders	$(0.04)	$(1.20)	$(2.60)	$(3.06)	$(1.16)
Adjusted net income (loss) (2)	$0.43	$(0.62)	$(2.08)	$(3.06)	$(1.16)
Weighted average shares outstanding (in thousands):
Basic	21,341	23,314	24,501	25,021	25,780
Diluted	21,341	23,314	24,501	25,021	25,780
BALANCE SHEET DATA:
Rental merchandise, net	$151,227	$214,248	$157,060	$147,608	$171,982
Total assets	609,658	766,311	628,177	510,794	457,859
Debt	288,130	387,852	308,009	277,207	214,592
Shareholders' equity	258,487	267,822	206,042	136,597	106,787
(1)

On February 8, 2003, the company sold 295 stores. As a result of such sale, the Company recast the consolidated financial statements to reflect the sale and to treat the operating results of such stores as discontinued operations as required by SFAS 144.

(2)

The adjusted net income (loss) reflects previously reported net loss adjusted to exclude goodwill amortization as if Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (”SFAS No.142”)had been adopted in fiscal years 1999, 2000 and 2001.

(3)	During the year ended September 30, 2000, the Company acquired a 70% interest in DPI, which affects the comparability of the historical information for the periods presented.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Rent-Way currently operates 753 rental-purchase stores located in 33 states, the second largest number of stores in the rental-purchase industry. The Company offers quality brand name home entertainment equipment, furniture, computers, major appliances, and jewelry to customers under full-service rental-purchase agreements that generally allow the customer to obtain ownership of the merchandise at the conclusion of an agreed upon rental period. The Company also provides prepaid local phone service to consumers on a monthly basis through DPI. DPI is a non-facilities based provider of local phone service.

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

        The Company generates revenues from three categories: rental revenue, prepaid phone service revenue, and other revenue. The household rental business revenues include both rental revenue and other revenue. Rental revenue consists of revenues derived from rental-purchase agreements. Prepaid phone service revenue represents revenues from DPI. Other revenue includes revenues related to services offered that complement the rental-purchase agreements and the sale of rental merchandise. These revenues include insurance fees, liability damage waiver premiums, Preferred Customer Club fees and revenues from the sale of merchandise.

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

        The major components of the Company’s cost structure are the cost of rental merchandise and personnel and, to a lesser extent, sales and marketing expense and general and administrative costs. Costs associated with rental merchandise are driven by the need to purchase merchandise to maintain the quality and availability of the product mix and to maximize inventory utilization rates. Compensation, incentives, and employee benefits are the main components of personnel costs. Sales and marketing expenses are driven primarily by advertising costs, business development activities, and the development of new service offerings. Other operating expenses include general and administrative costs, which primarily include corporate overhead expenses, costs associated with the information technology infrastructure, and other store related expenses.

        The Company considers the rental-purchase business and prepaid telephone services to be two separate business units. Separate business unit information is presented in Note 21 of the notes to the consolidated financial statements. Separate information in this discussion regarding the prepaid telephone service business is not presented except in the discussion of total revenues and cost of prepaid phone service. The Company believes that other items for the prepaid telephone service business are immaterial.

        Through sales, closures and combinations, the number of stores operated by the Company has decreased from 1,138 as of September 30, 2000, to 753 as of September 30, 2003. The following table shows the number of stores opened, acquired, sold, closed and/or combined during this three-year period.

	YEARS ENDED SEPTEMBER 30,
STORES	2001	2002	2003
Open at Beginning of Period	1,138	1,087	1,062
Opened	32	0	1
Acquired	2	0	0
Locations Sold	(39)	(15)	(298)
Closed or Combined	(46)	(10)	(12)

Open at End of Period	1,087	1,062	753

USE OF ESTIMATES IN FINANCIAL STATEMENTS

        The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates, including those related to litigation, valuation of deferred taxes, liability for self-insurance, impairment of goodwill, other intangibles and lease obligations, based on currently available information. Changes in facts and circumstances may result in revised estimates.

SIGNIFICANT ACCOUNTING POLICIES

        Revenue.  Rental merchandise is rented to customers pursuant to rental agreements, which provide for either weekly, biweekly, semi-monthly or monthly rental payments collected in advance. Revenue is recognized as collected, not over the rental term, since at the time of collection the rental merchandise has been placed in service and costs of installation and delivery have been incurred. This method of revenue recognition does not produce materially different results than if rental revenue were recognized over the weekly, biweekly, semi-monthly or monthly rental term.

        Rental Merchandise Depreciation. The Company uses the “units of activity” depreciation method for all rental merchandise except computers and computer games. Under the units of activity method, rental merchandise is depreciated as revenue is collected or earned during free-rent promotions. Thus, rental merchandise is not depreciated during periods when it is not on rent and therefore not generating rental revenue. Personal computers, added to the Company’s product line in June 1999, are principally depreciated on the straight-line basis beginning on acquisition date over 12 months to 24 months, depending on the type of computer. Write-offs of rental merchandise arising from customers’ failure to return merchandise, obsolescence and losses due to excessive wear and tear of merchandise are recognized using the direct write-off method, which is materially consistent with the results that would be recognized under the allowance method. The rental merchandise write-offs approximate 3% of revenue from month to month over the prior 2 fiscal years. The Company reviews this analysis on a monthly basis.

        Prepaid Phone Service. Prepaid phone service is provided to customers on a prepaid month-to-month basis. Prepaid phone service revenues are comprised of monthly service revenues and activation revenues. Monthly service revenues are recognized on a straight-line basis over the related monthly service period, commencing when the service period begins. The cost of monthly service is also recognized over the monthly service period and is included in “cost of prepaid phone service” in the Consolidated Statement of Operations. Activation revenues and costs are recognized on a straight-line basis over the average estimated life of the customer relationship. The Company reviews the average estimated life of the customer relationship from time to time in making this determination of average estimated life.

        Convertible Redeemable Preferred Stock. The Company’s sale of convertible preferred stock in June 2003 resulted in proceeds of $14.1 million, net of issuance costs of $0.9 million, which were used to refinance the previous senior credit facility. The net proceeds are classified outside of permanent equity because of the redemption date and other redemption provisions of the preferred stock, except for $0.1 million classified as an option to purchase additional convertible preferred stock which is included in permanent equity. The Company has determined that the conversion feature of the convertible redeemable preferred stock is a derivative financial instrument that was bifurcated and recorded in temporary equity classification on the balance sheet. This derivative financial instrument is marked to market through other income (expense) in the Company’s Consolidated Statements of Operations.

        Closed Store Reserves. From time to time, the Company closes or consolidates stores. An estimate is recorded of the future obligation related to closed stores based upon the present value of the future lease payments and related lease commitments, net of estimated sublease income. If the estimates related to sublease income are not correct, the actual liability may be more or less than the liability recorded, and the Company adjusts the liability accordingly.

        Insurance Programs. For fiscal years 2003, 2002 and 2001, the Company is primarily self-insured for health insurance. The self-insurance liability for health costs is determined based on a contracted rate and monthly employee headcount. The contracted rate is determined based on experience, prior claims filed and an estimate of future claims. A retrospective adjustment for over (under) funding of claims is recorded when determinable and probable.

        For fiscal years 2003,2002 and 2001, the self-insurance liability for workers’ compensation, automobile and general liability costs are determined actuarially based on claims filed and company experience. Losses in the workers’ compensation, automobile and general liability programs are pre-funded based on the insurance company’s loss estimates. Loss estimates will be adjusted for developed incurred losses at 18 months following policy inception and every 12 months thereafter. Retrospective adjustments to loss estimates are recorded when determinable and probable.

        For fiscal years 2000 and 1998, the Company was insured under deductible programs with aggregate stop loss coverage on major claims. Claims exceeding the insured deductible limits that were less than stop loss aggregates, were funded as claims developed using AM Best loss development factors and not exceeding policy aggregate. The fiscal 1999 worker’s compensation insurance had no aggregate retention and was funded as claims developed using AM Best loss development factors. Reserves were developed by independent actuaries and totaled $1.5 million and $2.3 million at September 30, 2003 and 2002, respectively.

        Income Taxes. Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax and financial statement basis of assets and liabilities at year end using income tax rates under existing legislation expected to be in effect at the date the temporary differences are expected to reverse. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items may expire before the Company is able to realize their benefit, or that future deductibility is uncertain. Deferred income taxes are adjusted for tax rate changes as they occur.  The Company has provided a valuation allowance for all deferred tax assets.

        Goodwill.  Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 requires that intangible assets not subject to amortization and goodwill be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Amortization of goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, ceased upon adoption. Thus, no amortization for such goodwill and indefinite-lived intangibles was recognized in the accompanying Consolidated Statements of Operations for fiscal year ended September 30, 2003 and 2002, but did recognize $12.7 million of amortization for the fiscal year ended September 30, 2001. During the quarter ended September 30, 2002, the Company calculated an impairment to goodwill of $58.9 million, recorded in “Cumulative Effect of Change in Accounting Principle” in the amount of $41.5 million (net of $17.4 million in income taxes). For the year ended September 30, 2003, there was no impairment of goodwill.

RESULTS OF OPERATIONS

        On February 8, 2003, the Company completed the sale of 295 stores. Accordingly, the financial statements for all periods presented have been recast to report the results of these stores as discontinued operations. As an aid to understanding the Company’s operating results, the following table expresses certain items of the Company’s consolidated statements of operations for the years ended September 30, 2003, 2002 and 2001 as a percentage of total revenues.

	YEARS ENDED SEPTEMBER 30,
	2003	2002	2001
Revenues:
Rental	80.9%	79.9%	79.6%
Prepaid phone service	7.2	7.6	6.7
Other	11.9	12.5	13.7

Total revenues	100.0	100.0	100.0
Costs and operating expenses:
Depreciation and amortization:
Rental merchandise	24.9	27.0	30.1
Property and equipment	4.1	5.0	5.6
Amortization of intangibles	0.3	0.5	3.0

Total depreciation and amortization	29.3	32.5	38.7
Cost of prepaid phone service	4.4	4.8	3.9
Salaries and wages	26.6	24.6	24.7
Advertising, net	4.5	5.5	3.9
Occupancy	6.7	6.4	7.7
Restructuring costs	0.6	--	--
Other operating expense	20.5	21.5	25.4

Total costs and operating expenses	92.6	95.3	104.3
Operating income (loss)	7.4	4.7	(4.3)
Settlement of class action lawsuit	(2.9)	--	--
Interest expense	(6.7)	(8.0)	(6.9)
Interest income	--	0.1	0.1
Amortization--deferred financing costs	(0.6)	(1.0)	(0.2)
Other income (expenses), net	0.8	0.5	(2.1)

Loss before income taxes, cumulative effect of change
in accounting principle and discontinued operations	(2.0)	(3.7)	(13.4)
Income tax expense (benefit)	0.8	3.3	--

Loss before cumulative effect of change in accounting
principle and discontinued operations	(2.8)	(7.0)	(13.4)
Cumulative effect of change in accounting principle	--	(8.4)	--
Income (loss) from discontinued operations	(3.2)	(0.1)	1.1

Net income (loss)	(6.0)%	(15.5)%	(12.3)%

FISCAL 2003 COMPARED TO FISCAL 2002

        Total Revenues. Total revenues decreased $2.1 million or 0.4%, to $491.3 million from $493.4 million. This decrease is attributable to a decrease in revenues of $2.3 million in the prepaid telephone service segment offset by an increase in revenues of $0.3 million in the household rental segment. The $2.4 million decrease in the prepaid telephone service segment is due to a decrease in customers due to an increase in competition. The $0.3 million increase in revenue in the household rental segment is due to a 0.8% increase in same store revenues.

        Same store revenues consists of revenues from stores in the household rental segment that have been operating for more than fifteen months and have had no changes affecting operations during that time, i.e. mergers, dispositions or acquisitions. The increase in same store revenues was due to an increase in same store rental revenues and early purchase option sales revenues offset by a decrease in same store fee revenues. Same store rental revenues increased 0.4% as compared to the same period last year. This increase is primarily due to improved collections for the year ended September 30, 2003, as compared to the same period last year. Early purchase option and sales revenue increased 21.0% as compared to the same period last year. This increase is primarily due to more customers exercising the early purchase option as a result of an “120 days same as cash” promotion that offered customers the opportunity to purchase rented merchandise at a discount. In addition, the increase was due to an increase in sales and early purchases of computers prior to the expiration of computer rental-purchase agreements. Fee revenues decreased by 5.5% as compared to the same period last year. This decrease is primarily attributable to fewer rental-purchase agreements in the portfolio and reductions in liability damage waiver fees due to customers shifting to the Preferred Customer Club program. The Preferred Customer Club program is a fee-based membership program that provides special loss and damage protection and, at a discounted rate, an additional one year of service protection on rental merchandise, preferred treatment in the event of involuntary job loss and accidental death and dismemberment insurance.

        Depreciation and Amortization. Depreciation expense related to rental merchandise decreased to 24.9% as a percentage of total revenues from 27.0%. In fiscal 2002, the Company took steps to increase gross profit margins on rental contracts. These steps included introducing higher-end, higher-margin merchandise to the stores, increasing rental rates on certain core products to competitive market rates, and increasing weekly rental rates of personal computers to competitive market rates. The Company continued these efforts in fiscal 2003. The Company expects depreciation expense as a percentage of total revenues to continue decreasing as product margins improve due to enhanced rental rates and turns as a result of the factors discussed above.

        Amortization of other intangibles decreased to 0.3% as a percentage of total revenues from 0.5%. This is due to the expiration of the amortization periods for certain non-compete agreements and customer contracts. Amortization expense decreased $0.9 million as compared to the same period last year. On October 1, 2001, the Company adopted SFAS 142. SFAS 142 requires the cessation of amortization of goodwill and other indefinite-lived intangibles on the balance sheet. Goodwill and other indefinite-lived intangibles on the balance sheet must then be tested for impairment at least annually. Such testing for fiscal 2003 resulted in no impairment. Such testing for fiscal 2002 resulted in an impairment to goodwill in the household rental segment. A goodwill impairment charge was recorded in “Cumulative Effect of Change in Accounting Principle” in the Consolidated Statement of Operations in the amount of $41.5 million (net of $17.4 million in income taxes).

        Cost of Prepaid Phone Service. The cost of prepaid phone service decreased to $21.9 million from $23.7 million. Cost of prepaid phone service, as a percentage of prepaid phone service revenues, decreased to 61.8% from 62.8%. This decrease is due to a general decrease in the customer base and a decrease in new customers year over year. This decrease in new customers results in a decrease in activation costs in relation to the revenues recognized.

        Salaries and Wages. Salaries and wages increased by $9.5 to $130.7 million from $121.2 million. The Company initiated an employee upgrade program directed at attracting and keeping better talent. This resulted in higher salaries in 2003. Salaries and wages increased to 26.6% as a percentage of total revenues from 24.6%.

        Advertising.  Advertising expense decreased $4.8 million, from $27.1 million in 2002 to $22.3 million in 2003. This decrease is primarily due to a decrease in television production and local store marketing expenses and the sale of 295 stores to Rent-A-Center, Inc.

        Occupancy.  Occupancy expense increased to $32.8 million from $31.7 million, or to 6.7% as a percentage of total revenues from 6.4%. The increase is attributable to general rent increases, which approximate 2% per year for new leases entered into with higher rates.

        Restructuring Costs. During the second quarter of fiscal 2003, the Company formulated a plan to restructure the corporate office through reductions in the corporate workforce to rationalize corporate costs for the stores remaining subsequent to the sale to Rent-A-Center. As a result of this plan, the Company recorded total pre-tax restructuring charges of $3.0 million in 2003. The restructuring costs include $1.0 million of employee severance and termination benefits and $2.0 million of fixed asset write-offs in the household rental segment.

        Other Operating Expense. Other operating expense decreased by $5.2 million to $100.7 million as of September 30, 2003, from $106.0 million and decreased to 20.5% as a percentage of total revenues from 21.5%. This decrease is principally due to income of $4.6 million for an adjustment of ultimate and incurred losses, which was recorded in insurance costs in other operating expense, a $1.5 million downward adjustment to the Company’s personal property tax accruals was recorded as a result of the receipt of finalized actual tax assessments and a reversal of a $1.8 million provision established in prior years related to rental merchandise was determined to be no longer required. These items were offset by $2.7 million of legal and professional and consulting fees, as discussed below.

        During 2002, there was a recovery of accounting and legal fees related to the investigation and shareholder litigation in the amount of $1.9 million, which offset $1.3 million of fees for the year. During 2003, there was a recovery of accounting and legal fees related to the investigation and shareholder litigation in the amount of $0.8 million, which offsets $3.5 million of fees for the year.

        Settlement of Class Action Lawsuit. The Company reached an agreement to settle the consolidated class action pending against the Company in the U.S. District Court for the Western District of Pennsylvania. Under the settlement, the Company will pay $25.0 million to the class, consisting of $4.0 million in two-year 6% subordinated unsecured notes and $21.0 million in cash, of which $11.0 million is to be funded from available insurance proceeds. The $10.0 million in cash to be funded by the Company is held in escrow and is classified as restricted cash on the balance sheet at September 30, 2003. The net $14.0 million was expensed in the second quarter of fiscal 2003. The Company has funded $10.0 million in cash and the insurance carrier has funded $11.0 million in cash into escrow as of July 1, 2003; the Company has also issued the unsecured notes into escrow.

        Interest Expense. Interest expense decreased $6.1 million to $33.1 million from $39.2 million or from 8.0% to 6.7% of total revenues. This decrease is primarily due to a $62.6 million decrease in debt from $277.2 million as of September 30, 2002, to $214.6 million as of September 30, 2003. On June 2, 2003, the Company completed the sale of $205.0 million of senior secured notes, closed a new $60.0 million revolving line of credit and sold $15.0 million in 8% convertible preferred stock though a private placement. The proceeds from these transactions were used to repay all amounts outstanding under the Company’s previous credit facility. See Note 10 and 11 to the Company’s consolidated financial statements appearing at Item 8 of this report.

        Amortization and Write-Off of Deferred Financing Costs. Amortization of deferred financing costs decreased to $3.1 million from $5.2 million. This decrease is mainly due to the write-off of $1.1 million in bank fees associated with refinancing the Company’s previous credit facility in fiscal 2003 versus a $3.8 million write-off of deferred financing costs in fiscal 2002. This decrease is partially offset by increased amortization related to an increase in deferred financing costs as a result of the refinancing. Deferred financing cost amortization, excluding write-offs, was $1.9 million and $1.4 million for the years ended September 30, 2003 and 2002, respectively. See Note 10 to the Company’s consolidated financial statements appearing at Item 8 of this report.

        Other Income (Expense), Net. Other income was $4.0 million in 2003 compared to $2.4 million in 2002. This change is primarily due to an increase in the positive change in the fair market value of the interest rate swap portfolio, which resulted in income of $4.6 million for 2003, compared to income of $0.6 million for 2002. Other income for 2003 also includes gains on the sale of vehicles under capital leases of $1.2 million. These income items for 2003 were offset by a charge of $1.9 million to record the convertible option derivative liability for the convertible preferred stock at its fair market value as of September 30, 2003. Other income for fiscal 2002 includes a gain on the sale of stores. The Company entered into several small transactions to sell 15 under-performing stores. The Company recognized a net gain of $0.9 million on these store sale transactions.

        Income Tax Expense. For 2003, the Company recorded income tax expense of $4.0 million. Deferred tax expense of $4.9 million as a result of the impact of applying SFAS 142 was offset by a tax benefit of $0.9 million primarily as a result of changes in net operating loss carryback rules. SFAS 142 stops the amortization of goodwill for book purposes, but for tax purposes it continues to be deductible and amortizable in accordance with current tax laws. The income tax expense for fiscal 2003 attributable to the impact of SFAS 142 adoption results from an increase to the valuation allowance because the Company can no longer look to the reversal of the deferred tax liability associated with the tax deductible goodwill to offset its deferred tax assets in accordance with SFAS 109 “Accounting for Income Taxes.” The impact of the continued tax-deductible goodwill will result in tax expense in future years to the extent the Company has a full valuation allowance. The Company recorded no income tax benefit for fiscal 2003 and 2002 related to the operating losses due to the uncertainty of their realization. There are approximately $11.1 million of net operating losses that expire during fiscal years 2005 through 2018. Net operating losses approximating $42.6 million, $36.3 million, $48.1 million, $28.2 million and $41.3 million expire during fiscal years 2019, 2020, 2021, 2022 and 2023 respectively. The net deferred tax asset after adjustment for tax deductible goodwill is $73.1 million for fiscal 2003 and the net deferred tax asset of $66.0 million for fiscal 2002 has been fully offset by a valuation allowance based on management’s determination that their realization is uncertain. The Company’s federal and state tax benefit for fiscal 2003 and fiscal 2002 is lower than the statutory rate primarily due to the deferred tax valuation allowance and nondeductible goodwill.

        Cumulative Effect of Change in Accounting Principle. Effective October 1, 2001, the Company adopted SFAS 142. Thus, no amortization for goodwill and indefinite-lived intangibles was recognized in the accompanying consolidated statements of operations for fiscal years 2003 and 2002. During the year ended September 30, 2002 the Company calculated an impairment to goodwill of $58.9 million, recorded in “cumulative effect of change in accounting principle” in the amount of $41.5 million (net of $17.4 million in income taxes). Testing for fiscal 2003 resulted in no impairment.

        Income (Loss) From Discontinued Operations. Loss from discontinued operations was $15.8 million as a result of the sale in 2003, as compared to $0.1 million in 2002. This decrease is mainly due to a $8.4 million charge for lease obligations related to vacated stores, a $7.3 million decrease in operating income of the stores due to transition period costs and interest expense of $3.0 recorded as a result of the sale in 2003.

        Net Income (Loss). The Company generated a net loss of $29.4 million in 2003 as a result of the factors described above compared to a net loss of $76.5 million in the same period last year.

        Net Income (Loss) Allocable To Common Shareholders. On June 2, 2003, the Company issued 1,500 shares of convertible redeemable preferred stock for $10,000 per share and a one-year option to purchase an additional 500 shares of convertible redeemable preferred stock. See Note 11 to the Company’s consolidated financial statements appearing at Item 8 of this report.  The preferred stock dividends and accretion totaled $0.5 million and are charged to accumulated deficit, but reduce net income (loss) allocable to common stockholders.

FISCAL 2002 COMPARED TO FISCAL 2001

        Total Revenues. Total revenues decreased $21.9 million or 4.3%, to $493.4 million from $515.3 million. This decrease is attributable to a decrease in revenues of $24.9 million in the household rental segment offset by an increase in revenues of $3.0 million in the prepaid telephone service segment. The $24.9 million decrease in revenue in the household rental segment is due to a 0.5% decrease in same store revenues and the closing or selling of 25 under-performing stores in fiscal 2002.

        The 0.5% decrease in same store revenues is attributable to an increase of 0.9% in same store rental revenues offset by a 7.5% decrease in same store processing and insurance fee revenue and a 5.2% decrease in same store early purchase option and sales revenues compared to 2001. The increase in same store rental revenue is primarily due to improved collections and deliveries made in 2002, having better revenue potential than the lower margin items delivered in the past. The decrease in same store processing and insurance revenue is attributed to a reduction in the Company’s collection of liability damage waiver and processing fees. The same store early purchase option and sales revenue decrease is attributed to a significant amount of product sales to eliminate lower-end, lower-margin merchandise from the Company’s product mix in the 2001 fiscal year. The Company lowered cash purchase prices on merchandise identified as generating margins lower than industry norms.

        Depreciation and Amortization. Depreciation expense related to rental merchandise decreased to 27.0% as a percentage of total revenues from 30.1%. In 2002, the Company took steps to increase gross profit margins on rental contracts. These steps included introducing higher-end, higher-margin merchandise to the stores, increasing rental rates on certain core products to competitive market rates, increasing weekly rental rates of personal computers to competitive market rates, and implementing a program to eliminate free Internet service by replacing it with a prepaid, unlimited Internet product.

        Amortization of goodwill and other intangibles decreased to 0.5% as a percentage of total revenues from 3.0%. This decrease was due to the adoption of SFAS No. 142. SFAS No. 142 requires the cessation of amortization of goodwill and other indefinite-lived intangibles on the balance sheet. Goodwill and other indefinite lived intangibles on the balance sheet must then be tested for impairment at least annually. The Company completed step one, the transitional goodwill impairment test and determined that goodwill was impaired in the household rental segment. Such testing resulted in a goodwill impairment charge recorded in “cumulative effect of change in accounting principle” in the consolidated statement of operations as a loss of $41.5 million (net of $17.4 million in income taxes).

        Cost of Prepaid Phone Service. The cost of prepaid phone service increased to $23.7 million, or 4.8% of total revenues, from $20.0 million, or 3.9% as a percentage of total revenues. Cost of prepaid phone service, as a percentage of prepaid phone service revenues, increased to 62.8% from 57.5%. This increase is primarily due to the growth in the number of customer lines serviced and an increase in the mix of new customers to the total customer base. The increase in new customers resulted in higher costs due to ILEC activation fees. This increase is also the result of the FCC allowing the ILECs to increase end user communication line, or EUCL, monthly charges for residential lines during mid-year calendar 2001. The Company has reacted to the EUCL increases by adjusting retail prices to the customer based on targeted margins. These price increases were implemented in the first quarter of fiscal 2002.

        Salaries and Wages. Salaries and wages decreased by $5.8 million due to the Company’s continued efforts to better manage store staffing levels and overtime and the result of a reduction of corporate staffing levels.

        Advertising. Advertising expense increased $6.8 million, from $20.3 million in 2001 to $27.1 million in 2002. Included in this increase is an additional expense for air-time, distribution costs, consisting primarily of postage, and the advertising campaign titled “Fall Kickoff Extravaganza”. In addition, there was a reduction in advertising rebates resulting in an increase of net advertising. Offsetting this increase was a decrease in production costs.

        Occupancy.  Occupancy expense decreased to $31.7 million from $39.4 million, or to 6.4% as a percentage of total revenues from 7.7%. The decrease is primarily attributable to closing or selling of 25 under-performing stores in 2002. The Company also closed or sold 83 under-performing stores in 2001, 43 of which were in the month of September.

        Other Operating Expenses. Other operating expense decreased by $24.9 million to $106.0 million from $130.9 million. This decrease is primarily due to lowered rental merchandise losses, lowered service costs, lowered telephone costs, lowered training and conference costs, lowered utilities costs, lowered Club Plan expense, lowered accounting fees and lowered legal and professional fees. For fiscal 2002 and 2001, accounting fees, legal fees and consulting fees related to the fiscal 2000 audit and investigation were $1.3 and $7.9 million, respectively. During fiscal 2002, the Company was reimbursed $1.9 million as a result of an insurance recovery.

        The decrease in other operating expense was partially offset by a charge of $4.6 million against income consisting of a $3.6 million retrospective upward adjustment of the Company’s fiscal 2001 property/casualty insurance premium and a $1.0 million upward adjustment of the Company’s pre-2001 property/casualty insurance premium reserves.

        Interest Expense. Interest expense increased $7.3 million from 6.9% to 8.7% of total revenues. The Company’s former credit facility required the Company to accrue additional payment-in-kind interest at a rate of 200 to 500 basis points that was due and payable on the maturity date of the term loans made under the facility. This payment-in-kind interest amounted to $15.0 million in 2002. Offsetting this increase is a decrease in other interest expense of $6.2 million. This decrease was due to a lower effective interest rate.

        Other Income (Expense), Net. Other income was $2.4 million in 2002 compared to other expense of $10.8 million in 2001. This change is primarily due to a positive change in the fair market value of the interest rate swap portfolio, which resulted in income of $0.5 million for 2002, compared to an adverse change of $12.6 million for 2001. Other income for fiscal 2002 includes gain on the sale of stores. The Company also entered into several small transactions to sell fifteen under-performing stores. The Company recognized a net gain of $0.9 million on these store sale transactions.

        Income Tax Expense. For 2002, the Company recorded income tax expense of $16.5 million in connection with the adoption of SFAS 142 and recording local income taxes. The net deferred tax asset of $66.0 million for 2002 and the net deferred tax asset of $34.2 million for 2001 have been fully offset by a valuation allowance based on management’s determination that it is more likely than not that the deferred tax assets may not be realized. The Company’s federal and state tax benefit for 2002 and 2001 is lower than the statutory rate primarily due to the deferred tax valuation allowance and nondeductible goodwill.

        Cumulative Effect of Change in Accounting Principle. Effective October 1, 2001, the Company adopted SFAS 142. Thus, no amortization for goodwill and indefinite-lived intangibles was recognized in the accompanying consolidated statements of operations for 2002, compared to $12.7 million for 2001. At September 30, 2002 the Company calculated an impairment to goodwill of $58.9 million, recorded in “cumulative effect of change in accounting principle” in the amount of $41.5 million (net of $17.4 million in income taxes).

        Income (Loss) From Discontinued Operations. Loss from discontinued operations was $0.1 million for 2002, as compared to income from discontinued operations of $5.7 million for 2001. This $5.8 million decrease in income from discontinued operations was primarily due to reduced operating revenues from discontinued operations of $6.3 million, offset by an increase in expenses from discontinued operations of $0.5 million.

        Net Income (Loss). The Company generated a net loss of $76.5 million for 2002, as a result of the factors described above compared to a net loss of $63.6 million for 2001.

LIQUIDITY AND CAPITAL RESOURCES

        The Company’s capital requirements relate primarily to purchasing additional rental merchandise and replacing rental merchandise that has been sold or is no longer suitable for rent. The Company’s principal sources of liquidity are cash flows from operations, debt capacity available under its revolving credit facility and available cash reserves.

        For fiscal 2003, operations used $28.8 million of cash flow compared to operations providing $48.7 million for fiscal 2002. The increase in cash used in operating activities is primarily attributable to an increase in restricted cash, other assets, rental merchandise, cash used in discontinued operations and loss from discontinued operations. The $10.0 million increase in restricted cash relates to the Company’s funding of its portion of the settlement of the shareholder class action into escrow. The $24.4 million increase in rental merchandise during fiscal 2003 is a result of a planned increase in store inventory levels to fuel the agreement growth achieved in fiscal 2003 and anticipated for fiscal 2004. The $3.2 million increase in rental merchandise deposits and credits due from vendors during fiscal 2003 is related to a jewelry return program. The Company returned jewelry with a value exceeding $4.0 million to the vendor for cash and credits to be applied to future purchases. The income tax receivable is subject to an IRS joint committee of taxation audit, which was completed in the first quarter of fiscal 2004. The $15.8 million increase in other assets during fiscal 2003 is attributable to an $11.0 million receivable from insurance proceeds related to the settlement of the class action lawsuit and a $4.5 million receivable from Rent-A-Center holdback. The change in other liabilities was the result of a $25.0 million liability recorded for the settlement of the class action lawsuit, and a $3.6 million increase in vacant facility lease obligations, offset by payments of interest accruals from the re-financing totaling $7.1 million, an increase in the interest rate swap market value of $4.6 million, $1.8 million reversal of a rental merchandise reserve and a $4.6 million reduction to the vehicle capital lease obligation resulting from the sale of vehicles remaining from the Rent-A-Center sale. Portions of interest accrual payments and vacant facility lease obligations are shown as cash used in discontinued operations. Cash used in discontinued operations of $8.9 million relates to transitional payroll and operating expenses for the stores sold to Rent-A-Center. The loss from discontinued operations was $15.8 million, which relates to the operating loss from the 295 stores sold to Rent-A-Center, lease obligations and interest expense. These uses of cash are partially offset by an increase in accounts payable of $10.2 million related to an increase in rental merchandise purchases in the fourth quarter year over year.

        Net cash provided by investing activities was $87.2 million for 2003, compared to $10.3 million used in investing activities for 2002. On February 8, 2003, the Company sold 295 stores to Rent-A-Center for net proceeds of $100.4 million. Of the $100.4 million, $10.0 million was being held back by Rent-A-Center to secure the Company’s indemnification obligations; $5.0 million for 90 days following the closing, which the Company received, and $5.0 million for 18 months following the closing. In fiscal 2003, the purchase of property and equipment accounted for $9.6 million. In fiscal 2002 period, the purchase of property and equipment accounted for $11.4 million.

        For fiscal 2003, financing activities used $62.4 million as compared to $41.6 million in 2002. In fiscal 2003, the Company borrowed $667.4 million and repaid $730.1 million. This net repayment resulted from the sale proceeds following the sale of the 295 stores to Rent-A-Center. In fiscal 2002, the borrowings were $664.0 million and repayments were $693.4 million. The Company incurred $8.6 million and $2.9 million in deferred financing costs during fiscal fiscal 2003 and 2002, respectively. The Company received net proceeds from the sale of the convertible preferred stock in fiscal 2003 of $14.1 million.

        The Company’s senior secured notes have the following material terms. The $205.0 million of senior secured notes bear interest at 11.875%. The interest on the secured notes is payable semiannually on June 15 and December 15 beginning December 15, 2003. The secured notes are guaranteed on a senior basis by all existing and future domestic restricted subsidiaries of the Company other than DPI, which is an unrestricted subsidiary. The Company may redeem the secured notes, in whole or in part, at any time prior to June 15, 2010, at a redemption price equal to the greater of:

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

        The secured notes were offered at a discount of $3.6 million, which is being amortized using the effective interest method over the term of the secured notes. Amortization of the discount was $0.01 million for 2003. Costs representing underwriting fees and other professional fees of $6.9 million are being amortized, using the straight-line method, over the term of the secured notes. The secured notes rank senior in right to all of the Company’s existing and future subordinated debt, have a lien position ranking second to the bank revolving credit facility and effectively junior in right of payment to all existing and future debt and other liabilities of the Company’s subsidiaries that are not subsidiary guarantors. The secured notes contain covenants that will, among other things, limit the Company’s ability to incur additional debt, make restricted payments, incur any additional liens, sell certain assets, pay dividend distributions from restricted subsidiaries, transact with affiliates, conduct certain sale and leaseback transactions and use excess cash flow.

        Under the indenture for the secured notes, if the Company (a) has any excess cash flow or amounts on deposit in the excess cash flow collateral account, (b) has a leverage ratio equal to or greater than 2.50 to 1.00 or a rent-adjusted leverage ratio equal or greater than 4.00 to 1.00, and (c) has cash and cash equivalents of more than $10.0 million, the Company must repay debt (if any) outstanding under the revolving credit facility in an amount equal to the remainder (if positive) of (1) the amount of such cash and cash equivalents minus (2) the sum of $10.0 million plus such excess cash flow. Thereafter, if the Company (a) has any excess cash flow with respect to such fiscal year plus amounts on deposit in the excess cash flow collateral account of at least $1.0 million in the aggregate and (b) the coverage ratio is equal to or greater than 2.50 to 1.00 or the rent-adjusted leverage ratio is equal to or greater than 4.00 to 1.00, then the Company either must use the excess cash flow plus such amounts on deposit to repay debt (if any) outstanding under the revolving credit facility or, subject to limitations, must use 75% of any excess cash flow plus such amounts on deposit remaining after repayment of debt outstanding under the revolving credit facility to make an offer to purchase notes at a purchase price equal to 104.25% of the aggregate principal amount thereof, plus accrued and unpaid interest to the purchase date. The Company must deposit in the excess cash flow collateral account all of the portion of the 75% of such remaining excess cash flow not used to purchase notes. The Company may use 25% of the excess cash flow remaining with respect to such fiscal year after repayment of debt outstanding under the revolving credit facility. All of the Company’s obligations to use excess cash flow as described above terminate upon the first fiscal year end of the Company at which both (a) the leverage ratio is less than 2.50 to 1.00 and (b) the rent-adjusted leverage ratio is less than 4.00 to 1.00. Under the indenture, “excess cash flow” means for any fiscal year, EBITDA for the Company and its consolidated restricted subsidiaries for such year, adjusted for certain items. “Excess cash collateral account” is an account maintained by the collateral agent in which the Company deposits all of the portion of the 75% of the excess cash flow remaining after payment of debt outstanding under the revolving credit facility. The Company is in compliance with all covenants at September 30, 2003, and will be able to comply with covenants based upon its fiscal 2004 projections.

        The Company’s Series A convertible preferred stock has the following material terms. The preferred stock bears dividends at a rate per annum of eight percent of stated value, payable at the Company’s option either in cash or, under specified circumstances, shares of common stock. The preferred stock matures June 2, 2011 and is convertible into shares of common stock at any time at the option of the holders. The initial conversion price of the preferred stock is $6.00 per share, subject to anti-dilution and other adjustments that could result in the issuance of additional shares of common stock. If several conditions are met, the preferred stock will be redeemable at the Company’s option at its stated value plus accumulated but unpaid dividends after June 2, 2008. The holders may require the Company to repurchase the preferred stock at its stated value plus accumulated but unpaid dividends at any time after the six-month anniversary of the date when none of the secured notes and no indebtedness under the new revolving credit facility is outstanding. The holders may also require the Company to repurchase the preferred stock at a premium, subject to the restricted payment limitations imposed by the indenture for the notes, and require any unredeemed preferred stock to accrue dividends at 15.0% per annum, upon the failure of the common stock to be listed on the NYSE or the NASDAQ National Market or upon a change of control. The Company has the right to repurchase the preferred stock at a premium upon a change of control. In the event the Company fails to redeem the preferred stock on notice from the investors, or to convert the preferred stock on a timely basis, in whole or in part, when required, the holders have the option of voiding the related redemption or conversion notice and receiving a downward adjustment, if appropriate, to then applicable conversion price based on the weighted average trading price of common stock in the periods prior to the voiding of the notice. The holders have the option to acquire an additional $5.0 million of preferred stock, having an initial conversion price of $6.65 per share, exercisable until June 2, 2004. See Note 11 to the Company’s consolidated financial statements set forth at Item 8 of this report for more information regarding the convertible preferred stock.

        The Company’s new revolving credit facility has the following material terms. The facility is with Harris Trust and Savings Bank, acting as administrative agent, and Bank of Montreal as lead arranger, and provides for National City Bank to act as syndication agent and provides for senior secured revolving loans of up to $60.0 million including a $15.0 million sublimit for standby and commercial letters of credit and a $5.0 million swing line sublimit. The credit facility will expire five years from closing (June 2, 2008). The credit facility is guaranteed by all of the wholly owned domestic subsidiaries and secured by first priority liens on substantially all of the Company’s and subsidiary guarantors’ assets, including rental contracts and the stock held in domestic subsidiaries. The Company may elect that each borrowing of revolving loans be either base rate loans or Eurodollar loans. The Eurodollar loans bear interest at a rate per annum equal to an applicable margin plus LIBOR adjusted for a reserve percentage. Under the base rate option, the Company will borrow money based on the greater of (a) the prime interest rate or (b) the federal funds rate plus 0.50%, plus, in each case, a specified margin. A 0.50% commitment fee will be payable quarterly on the unused amount of the revolving credit facility. Upon a default, interest will accrue at 2% over the applicable rate. The Company will be required to make specified mandatory prepayments upon subsequent debt or equity offerings and asset dispositions.

        The financial covenants required under the credit facility are as follows:

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

The fixed charge coverage ratio is EBITDA for the four fiscal quarters then ended less capital expenditures not financed by capital leases to fixed charges for the same four fiscal quarters then ended. EBITDA does not include depreciation of rental merchandise and is adjusted for one-time non-cash charges. Fixed charges are the sum of all principal payments made on indebtedness, but excluding payments on revolving credit, plus interest expense, restricted payments, all prepayments on senior notes and income taxes paid or payable. The fixed charge coverage ratio cannot be less 1.20 to 1.00 from October 1, 2003 through March 31, 2004 and 1.25 to 1.00 from April 1, 2004 through June 2, 2008.

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

The Company cannot incur capital expenditures in an amount in excess of $20.0 million in the aggregate during any fiscal year. The $20.0 million maximum is increased for the unused permitted amount in any preceding year, not to exceed $22.5 million in any fiscal year.

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

        The Company cannot permit EBITDA for the twelve consecutive calendar months then ended to be less than:

For the month ending:	Minimum EBITDA:
June 2003	$57.5 million
July 2003	$56.0 million
August2003	$55.0 million
September 2003	$53.0 million
October 2003	$51.0 million
November 2003	$51.0 million
December 2003	$51.0 million
January 2004	$50.0 million
February 2004	$48.0 million
March 2004	$48.0 million
April 2004	$49.0 million
May 2004	$50.0 million
June 2004	$52.0 million
July 2004	$53.0 million
August 2004	$54.0 million
September 2004	$55.5 million
October 2004	$56.5 million
November 2004	$57.0 million
December 2004	$58.0 million
January 2005	$58.0 million
February 2005	$59.0 million
March 2005	$59.0 million
April 2005 through February 2006	$60.0 million
March 2006 through December 2006	$62.5 million
January 2007 and thereafter	$65.0 million

        The Company is in compliance with all covenants at September 30, 2003, and expects be able to comply with covenants based upon its fiscal 2004 projections.

        In April 2002, the Company sold one million shares of common stock and warrants to acquire another 100,000 shares of common stock in a private placement to Calm Waters Partnership and two other investors for $6.0 million. The warrants have an exercise price of $9.35 per share, which was reduced to $4.90 per share pursuant to anti-dilution adjustments. The Company re-measured the value of the warrants in accordance with the arrangement and reclassified the change to common stock from warrants. The Company also agreed to issue warrants to purchase additional shares of common stock to the investors if the Company failed to achieve aggregate EBITDA of $80.0 million or more for the 12-month period commencing on April 1, 2002. The warrant exercise price per share was based upon the EBITDA for such period. The Company did not meet this EBITDA target and issued 332,999 additional warrants at an exercise price per share of $1.50 in April 2003, which were subsequently exercised for cash of $0.5 million in June 2003.

OFF-BALANCE SHEET ARRANGEMENTS

        The Company is not subject to any off-balance sheet arrangements within the meaning of Rule 303(a)(4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

        The following table presents obligations and commitments to make future payments under contracts and contingent commitments at September 30, 2003:

Contractual Cash Obligations*	Total	Due in less than one year	Due in 1-3 years	Due in 4-5 years	Due after 5 years
Debt (1)	$214,521	$13,000	$--	$--	$201,521
Capital lease obligations	12,303	6,503	5,159	641	--
Operating leases	141,335	28,018	65,022	28,181	20,114
Notes payable	71	19	52	--	--
Settlement of class action lawsuit (2)	14,000	10,000	4,000	--	--

Total cash obligations	$382,230	$57,540	$74,233	$28,822	$221,635

*Excludes the 401(k) restorative payments program as well as contingent liabilities that cannot be estimated (See Notes 19 and 14, respectively).

(1)	Consists of senior secured notes, net of discount, and outstanding revolving loans. (2) Net of insurance proceeds funded by the insurance carrier.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less than one year	1-3 years	4-5 years	Over 5 years
Lines of credit	$--	$--	$ --	$ --	$ --
Standby letters of credit	8,670	8,670	--	--	--
Guarantees	--	--	--	--	--

Total commercial commitments	$8,670	$8,670	$ --	$ --	$ --

SEASONALITY AND INFLATION

        The Company’s operating results are subject to seasonality. The first quarter typically has a greater number of rental-purchase agreements entered into because of traditional holiday shopping patterns. Management plans for these seasonal variances and takes particular advantage of the first quarter with product promotions and marketing campaigns. Because many of the Company’s expenses do not fluctuate with seasonal revenue changes, such revenue changes may cause fluctuations in the Company’s quarterly earnings.

        In the event of a prolonged recession, the Company acknowledges the possibility of a decrease in demand, particularly for higher-end products.

        During the year ended September 30, 2003, the costs of rental merchandise, store lease rental expense and salaries and wages have increased modestly. These increases have not had a significant effect on the Company’s results of operations because the Company has been able to charge commensurately higher rental for its merchandise. This trend is expected to continue in the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS

        In May, 2003, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company has adopted the provisions of this Statement. The classification and measurement provisions in paragraphs 9, 10 and 22 of FAS 150 are deferred for an indefinite period for certain mandatorily redeemable non-controlling interests with finite-lived subsidiaries.

        On April 30, 2003, FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 clarifies 1) the circumstances in which a contract with an initial net investment meets the characteristics of a derivative, 2) when a derivative contains a financing component and amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003. The Company has adopted the provisions of this Statement.

        On January 15, 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” The objective of this interpretation is to improve financial reporting by enterprises involved with variable interest entities. This interpretation is effective for financial statements issued after October 9, 2003. The Company has no variable interest entities that are not currently consolidated.

        On November 25, 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, An Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No.34". The Interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. The Company has evaluated the provisions of this Interpretation and determined it did not have an impact on these financial statements upon its adoption.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company’s major market risk exposure is primarily due to fluctuations in interest rates. The Company manages its exposure to changes in short-term interest rates, particularly to reduce the impact on floating-rate borrowings under its revolving credit facility, by entering into interest rate swap agreements. These swap agreements involve the receipt of amounts by the Company when floating rates exceed fixed rates and the payment of amounts by the Company to the counter parties when fixed rates exceed the floating rates in the agreements over their term. The Company accrues the differential as interest rates change, and recognizes it as an adjustment to the floating rate interest expense related to the debt. The counter parties to these contracts are high credit quality commercial banks, which the Company believes minimizes the risk of counter party default, to a large extent.

        At September 30, 2003, the Company had swap agreements with total notional principal amounts of $101.4 million, which effectively fixed the interest rate on obligations in the notional amount of $13.0 million of debt under the $60.0 million revolving credit facility. The swap agreements lock in a LIBOR rate ranging from 5.09% to 6.97% and have maturities ranging from 2003 to 2005. Falling interest rates and/or a flattening of the yield curve will negatively impact the market value of the interest rate swaps. Changes in the valuation of such swap agreements are recorded directly to earnings. The face value of interest rate swap agreements was a liability of approximately $5.1 million at September 30, 2003. A 1% adverse change in the interest rates on variable rate obligations would affect pre-tax earnings by approximately $0.9 million.

        The Company does not enter into derivative financial instruments for trading or speculative purposes. As of June 2, 2003, the Company is over-hedged because of the refinancing. The existing interest rate swaps hedged a portion of the previous LIBOR debt. As a result of the refinancing, the only LIBOR debt the Company has is the $60.0 million revolver credit facility, of which $13.0 million was outstanding at September 30, 2003. The Company will reduce its interest rate swap position as they mature through August 2005 because of the current cost to terminate those agreements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PAGE
Index to Financial Statements
Report of Independent Auditors	26
Financial Statements:
Consolidated Balance Sheets, Years Ended
September 30, 2003 and 2002	27
Consolidated Statements of Operations, Years Ended
September 30, 2003, 2002, 2001	28
Consolidated Statements of Shareholders' Equity, Years Ended
September 30, 2003, 2002, 2001	29
Consolidated Statements of Cash Flows, Years Ended
September 30, 2003, 2002, 2001	30
Notes to Consolidated Financial Statements	31

RENT-WAY, INC.

REPORT OF INDEPENDENT AUDITORS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF RENT-WAY, INC.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 58 present fairly, in all material respects, the financial position of Rent-Way, Inc. and its subsidiaries at September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective October 1, 2002, as discussed in Note 5 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” effective October 1, 2001, and as discussed in Note 12 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” effective October 1, 2000.

PricewaterhouseCoopers LLP

Cleveland, Ohio
November 19, 2003

RENT-WAY, INC.

CONSOLIDATED BALANCE SHEETS

(all dollars in thousands, except per share and share data)

	September 30,
	2003	2002
ASSETS
Cash and cash equivalents	$3,303	$7,295
Restricted cash (Note 1)	10,000	--
Prepaid expenses	8,144	10,361
Income tax receivable	4,245	4,191
Rental merchandise, net (Note 6)	171,982	147,608
Rental merchandise credits due from vendors (Note 7)	4,156	995
Deferred income taxes, net of valuation allowance of
$73,095 and $65,862, respectively (Note 15)	--	--
Property and equipment, net (Note 6)	38,765	49,190
Goodwill (Note 5)	188,499	188,499
Deferred financing costs, net of accumulated amortization of $457 and
$1,816, respectively	8,316	1,870
Intangible assets, net of accumulated amortization of $5,342 and
$3,981, respectively (Note 5)	503	1,700
Other assets (Note 8)	19,946	4,176
Assets held for sale (Note 2)	--	94,909

Total assets	$457,859	$510,794

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable	$30,244	$17,643
Liabilities related to assets held for sale (Note 2)	--	3,286
Other liabilities (Note 9)	85,328	76,061
Deferred tax liability (Note 16)	4,915	--
Debt (Note 10)	214,592	277,207

Total liabilities	335,079	374,197
Contingencies (Note 14)	--	--
Convertible redeemable preferred stock (Note 11)	15,991	--
Shareholders' equity:
Preferred stock, without par value; 1,000,000 shares authorized; 1,500 and 0 shares were issued and outstanding as Series A convertible
preferred shares at September 30, 2003 and 2002, respectively	--	--
Common stock, without par value; 50,000,000 shares authorized;
26,022,037 and 25,685,538 shares issued and outstanding, respectively
	303,220	302,218
Common stock warrants; 100,000 outstanding	156	644
Option to purchase convertible preferred stock	142	--
Loans to shareholders	--	(282)
Accumulated other comprehensive income (loss)	(69)	787
Retained earnings (accumulated deficit)	(196,660)	(166,770)

Total shareholders' equity	106,789	136,597

Total liabilities and shareholders' equity	$457,859	$510,794

        The accompanying notes are an integral part of these financial statements.

RENT-WAY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(all dollars in thousands, except per share data)

	For the Years Ended September 30,
	2003	2002	2001
REVENUES:
Rental revenue	$397,420	$394,036	$409,973
Prepaid phone service revenue	35,319	37,740	34,739
Other revenues	58,571	61,594	70,582

Total revenues	491,310	493,370	515,294
COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
Rental merchandise	122,287	133,416	155,193
Property and equipment	19,717	24,636	28,972
Amortization of intangibles	1,361	2,277	15,394
Cost of prepaid phone service	21,871	23,697	19,976
Salaries and wages	130,700	121,199	127,027
Advertising, net	22,250	27,084	20,264
Occupancy	32,847	31,715	39,414
Restructuring costs	3,046	--	--
Other operating expenses	100,738	105,977	130,939

Total costs and operating expenses	454,817	470,001	537,179

Operating income (loss)	36,493	23,369	(21,885)
OTHER INCOME (EXPENSE):
Settlement of class action lawsuit	(14,000)	--	--
Interest expense	(33,110)	(39,235)	(35,787)
Interest income	93	357	259
Amortization and write-off of deferred financing costs	(3,061)	(5,205)	(1,115)
Other income (expense), net	4,028	2,364	(10,779)

Loss before income taxes, cumulative effect of change
in accounting principle and discontinued operations	(9,557)	(18,350)	(69,307)
Income tax expense	4,040	16,483	--

Loss before cumulative effect of change in accounting
principle and discontinued operations	(13,597)	(34,833)	(69,307)
Cumulative effect of change in accounting principle	--	(41,527)	--
Income (loss) from discontinued operations	(15,780)	(112)	5,682

Net loss	(29,377)	(76,472)	(63,625)

Amortization of deemed dividend and accretion of
preferred stock	(513)	--	--

Net loss allocable to common shareholders	$(29,890)	$(76,472)	$(63,625)

LOSS PER COMMON SHARE:
Basic loss per common share:
Loss before cumulative effect of change in
accounting principle and discontinued operations	$(0.53)	$(1.39)	$(2.83)

Net loss allocable to common shareholders	$(1.16)	$(3.06)	$(2.60)

Diluted loss per common share:
Loss before cumulative effect of change in
accounting principle and discontinued operations	$(0.53)	$(1.39)	$(2.83)

Net loss allocable to common shareholders	$(1.16)	$(3.06)	$(2.60)

Weighted average number of shares outstanding:
Basic	25,780	25,021	24,501

Diluted	25,780	25,021	24,501

The accompanying notes are an integral part of these financial statements

RENT-WAY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001

(all dollars and shares in thousands)

	Common Stock		Common Stock Warrants		Option to Purchase		Accumulated Other	Other	Retained Earnings	Total
	Shares	Amount	Number of Warrants	Amount	Convertible Preferred Stock	Loans to Shareholders	Comprehensive Income(Loss)	Comprehensive Income(Loss)	(Accumulated Deficit)	Shareholders Equity
Balance at September 30, 2000	24,459	$295,185	--	$--	$--	$(690)	$--	$--	$(26,673)	$267,822

Net loss	--	--	--	--	--	--	--	(63,625)	(63,625)	(63,625)
Issuance of common stock to 401(k) plan (Note 19)	45	299	--	--	--	--	--	--	--	299
Issuance of common stock under stock option plans
including tax benefit (Note 17)	6	126	--	--	--	--	--	--	--	126
Recording of swap transitional asset (Note 12)	--	--	--	--	--	--	2,510	2,510	--	2,510
Amortization of swap transitional asset (Note 1)	--	--	--	--	--	--	(856)	(856)	--	(856)
Issuance of loans to directors to exercise stock
options (Note 16)	--	--	--	--	--	(159)	--	--	--	(159)
Payment of loans by directors (Note 16)	--	--	--	--	--	2	--	--	--	2
Interest on loans to directors (Note 16)	--	--	--	--	--	(77)	--	--	--	(77)
Total comprehensive income (loss)	--	--	--	--	--	--	--	(61,971)	--	--

Balance at September 30, 2001	24,510	295,610	--	--	--	(924)	1,654	--	(90,298)	206,042

Net loss	--	--	--	--	--	--	--	(76,472)	(76,472)	(76,472)
Amortization of transitional asset (Note 12)	--	--	--	--	--	--	(867)	(867)	--	(867)
Issuance of common stock under stock option plans
including tax benefit (Note 17)	62	251	--	--	--	--	--	--	--	251
Issuance of common stock to Calm Waters
Partnership (Note 18)	1,000	5,356	--	--	--	--	--	--	--	5,356
Issuance of stock warrants to Calm Waters
Partnership (Note 18)	--	--	100	644	--	--	--	--	--	644
Option to purchase convertible preferred stock	114	1,107	--	--	--	--	--	--	--	1,107
Costs associated to private placement of
securities	--	(106)	--	--	--	--	--	--	--	(106)
Payment of loans by directors (Note 16)	--	--	--	--	--	683	--	--	--	683
Interest on loans to directors (Note 16)	--	--	--	--	--	(41)	--	--	--	(41)
Total comprehensive income (loss)	--	--	--	--	--	--	--	(77,339)	--	--

Balance at September 30, 2002	25,686	302,218	100	644	--	(282)	787	--	(166,770)	136,597

Net loss	--	--	--	--	--	--	--	(29,377)	(29,377)	(29,377)
Amortization of transitional asset (Note 12)	--	--	--	--	--	--	(856)	(856)	--	(856)
Issuance of common stock under stock option plans
including tax benefit (Note 17)	3	14	--	--	--	--	--	--	--	14
Issuance of common stock to Calm Waters
Partnership (Note 18)	333	500	--	--	--	--	--	--	--	500
Option to purchase convertible preferred stock	--	--	--	--	142	--	--	--	--	142
Revaluation of stock warrants (Note18)	--	488	--	(488)	--	--	--	--	--	0
Payment of loans by directors (Note 16)	--	--	--	--	--	285	--	--	--	285
Interest on loans to directors (Note 16)	--	--	--	--	--	(3)	--	--	--	(3)
Amortization of deemed dividend	--	--	--	--	--	--	--	--	(399)	(399)
Accretion of preferred stock	--	--	--	--	--	--	--	--	(114)	(114)
Total comprehensive income (loss)	--	--	--	--	--	--	--	(30,233)	--	--

Balance at September 30, 2003	26,022	$303,220	100	$156	$142	$0	$(69)	$--	$(196,660)	$106,789

        The accompanying notes are an integral part of these financial statements.

RENT-WAY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(all dollars in thousands, except share and per share data)

	For the Years Ended September 30,
	2003	2002	2001
OPERATING ACTIVITIES:
Net loss	$(29,377)	$(76,472)	$(63,625)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
(Income) loss from discontinued operations	15,780	112	(5,682)
Depreciation and amortization	143,125	160,329	199,559
Deferred income taxes	4,040	--	--
Write-off of deferred financing costs	1,143	3,810	--
Goodwill impairment	--	58,935	--
Market adjustment for interest rate swap derivative	4,576	479	(7,681)
Market adjustment for preferred stock conversion option
derivative	1,899	--	--
Issuance of common stock to 401(k) plan	--	--	299
Write-off of property and equipment	3,649	1,571	4,454
Gain on sale of assets	(631)	(552)	(2,172)
Changes in assets and liabilities:
Increase in restricted cash	(10,000)	--	--
Prepaid expenses	2,217	3,173	463
Rental merchandise	(146,758)	(123,367)	(98,562)
Rental merchandise deposits and credits due from vendors	(3,161)	1,491	30,803
Income tax receivable	(54)	4,048	12,368
Other assets	(12,000)	1,669	6,685
Accounts payable	10,206	(1,900)	(22,105)
Other liabilities	(4,647)	1,128	28,083

Net cash provided by (used in) continuing operations	(19,993)	34,454	82,887
Net cash provided by (used in) discontinued operations	(8,849)	14,248	11,732

Net cash provided by (used in) operating activities	(28,842)	48,702	94,619

INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	(259)	(1,095)	(658)
Purchases of property and equipment	(8,112)	(11,399)	(9,802)
Proceeds from sale of stores and other assets	95,589	2,152	8,512

Net cash provided by (used in) investing activities	87,218	(10,342)	(1,948)

FINANCING ACTIVITIES:
Proceeds from borrowings	667,423	664,000	506,720
Payments on borrowings	(730,143)	(693,353)	(587,563)
Payments on capital leases	(8,282)	(12,033)	(15,243)
Book overdraft	2,397	(5,148)	3,567
Proceeds from convertible preferred stock	14,119	--	--
Deferred financing costs	(8,579)	(2,940)	(183)
Issuance of common stock	514	7,252	126
Dividends paid	(99)	--	--
Loans to shareholders	--	--	(234)
Interest on shareholder loans	(3)	(41)	--
Payment of loans by directors/shareholders	285	683	--

Net cash used in financing activities	(62,368)	(41,580)	(92,810)

Decrease in cash and cash equivalents	(3,992)	(3,220)	(139)
Cash and cash equivalents at beginning of year	7,295	10,515	10,654

Cash and cash equivalents at end of year	$3,303	$7,295	$10,515

        The accompanying notes are an integral part of these financial statements.

RENT-WAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all dollars in thousands, except share and per share data)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        BUSINESS AND ORGANIZATION. Rent-Way, Inc. is a corporation organized under the laws of the Commonwealth of Pennsylvania. The Company operates a chain of stores that rent durable household products such as home entertainment equipment, furniture, major appliances, computers, and jewelry to consumers on a weekly or monthly basis in thirty-three states. The stores are primarily located in the Midwestern, Eastern and Southern regions of the United States. Commencing January 1, 2000, the Company also provides prepaid local phone service to consumers on a monthly basis through its majority-owned subsidiary, dPi Teleconnect, LLC (“DPI”).

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

        RESTRICTED CASH. The Company entered into an agreement settling the class action, entered into on April 18, 2003. The settlement requires the Company to pay $25,000 to the class. The $25,000 payment consists of $21,000 in cash and $4,000 in two-year, unsecured subordinated notes payable bearing interest at 6%. Of the $21,000 payable in cash, $11,000 is to be funded from available insurance proceeds. The remaining $10,000, which has been funded into escrow, has been reflected as restricted cash on the Consolidated Balance Sheet at September 30, 2003 (see Note 14).

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

        Merchandise rented to customers or available for rent is classified in the consolidated balance sheet as rental merchandise and is valued at cost on a specific identification method. Write-offs of rental merchandise arising from customers’ failure to return merchandise and losses due to excessive wear and tear of merchandise are recognized using the direct write-off method, which is materially consistent with the results that would be recognized under the allowance method.

        The Company uses the units of activity depreciation method for all rental merchandise except computers, and computer games. Under the units of activity method, rental merchandise is depreciated as revenue is collected or earned during free-rent promotions. This rental merchandise is not depreciated during periods when it is not on rent and therefore not generating rental revenue. Computers, added to the Company’s product line in June 1999, are principally depreciated on the straight-line basis over 12 months to 24 months, depending on the type of computer. Computer games are depreciated on the straight-line basis over 12 months.

        VOLUME REBATES. The Company participates in volume rebate programs with some of its rental merchandise suppliers. On an annual basis, management calculates the amount of the rebate and submits a request for payment. Upon receipt of the rebate, the Company records deferred income. The rebate is amortized on a straight-line basis over 18 to 20 months, the average life of the underlying rental merchandise, commencing on the date cash is received and is recorded as an offset to rental merchandise depreciation expense.

        PREPAID PHONE SERVICE. Prepaid phone service is provided to customers on a month-to-month basis. Prepaid phone service revenues are comprised of monthly service revenues and activation revenues. Monthly service revenues are recognized on a straight-line basis over the related monthly service period, commencing when the service period begins. The cost of monthly service is also recognized over the monthly service period and is included in “cost of prepaid phone service” in the Statement of Operations. Activation revenues and costs are recognized on a straight-line basis over the estimated average life of the customer relationship.

        CONVERTIBLE REDEEMABLE PREFERRED STOCK. On June 2, 2003, the Company sold $15,000 in newly authorized convertible redeemable preferred stock through a private placement. The proceeds of $14,119, net of issuance costs of $881, were used to repay the previous senior credit facility. The net proceeds are classified outside of permanent equity because of the mandatory redemption date and other redemption provisions, except for $142 classified as option to purchase convertible preferred stock included in permanent equity (see Note 11).

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

        COMPREHENSIVE INCOME (LOSS). Comprehensive income (loss) encompasses net income and changes in the components of accumulated other comprehensive income not reflected in the Company’s Consolidated Statements of Operations during the periods presented. Accumulated other comprehensive income (loss) consists of the transition asset recorded at the time of adoption of SFAS No. 133.

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

        Supplemental disclosures of cash flow information for the years ended September 30, 2003, 2002, and 2001, are as follows:

	Year Ended September 30,
	2003	2002	2001
CASH PAID (RECEIVED) DURING THE YEAR FOR:
Interest	$41,378	$39,308	$30,847
Income taxes (refunds)	(876)	(3,227)	(12,368)
NONCASH INVESTING ACTIVITIES:
Assets acquired under capital lease (Note 14)	$2,192	$2,880	$18,692
NONCASH FINANCING ACTIVITIES:
Issuances of common stock to 401(k) plans (Note 19)	$--	$--	$344
Dividends	300	--	--

At September 30, 2003 and 2002, book overdrafts of $2,703 and $306, respectively, were included in accounts payable in the accompanying Consolidated Balance Sheets.

        PROPERTY AND EQUIPMENT AND RELATED DEPRECIATION AND AMORTIZATION. Property and equipment are stated at cost. Additions and improvements that significantly extend the lives of depreciable assets are capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in the results of operations. The Company’s corporate headquarters and other buildings are depreciated over periods ranging from 20 to 40 years on a straight-line basis. Depreciation of furniture and fixtures, signs and vehicles is provided over the estimated useful lives of the respective assets (three to five years) on a straight-line or an accelerated basis. Leasehold improvements are amortized over the shorter of the useful life of the asset or the effective term of the lease. Property under capital leases is amortized over the respective lease term on a straight-line basis (see Note 14). The Company incurs repairs and maintenance costs and costs for signage applied to its owned and leased vehicles. The Company has determined that the cost to account for capitalization of certain of these costs is not cost beneficial.

        The Company reviews the recoverability of the carrying value of long-term assets using an undiscounted cash flow method. The Company performed a detailed analysis of its property and equipment, and as a result of this analysis, the Company has written-off through an adjustment to other operating expenses, property and equipment of $4,415 for the year ended September 30, 2001. During fiscal 2003 and 2002, the Company believes that no additional impairment of long-lived assets has occurred, and that no reduction of the estimated useful lives is warranted other than the write-offs that occur in the normal course of business.

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

        GOODWILL.  Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 requires that intangible assets not subject to amortization and goodwill be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Amortization of goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, ceased upon adoption. Thus, no amortization for such goodwill and indefinite-lived intangibles was recognized in the accompanying condensed consolidated statements of operations for fiscal years ended September 30, 2003 and 2002, compared to $13,986 of amortization for the year ended September 30, 2001. The Company calculated an impairment to goodwill of $58,935, recorded in “Cumulative Effect of Change in Accounting Principle” in the amount of $41,527 (net of $17,408 in income taxes) for the fiscal year ended September 30, 2002 (see Note 5).

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

        ADVERTISING EXPENSE. The Company incurs three types of advertising costs: production and printing, distribution, consisting primarily of postage, and communication. Advertising costs for production and printing are generally expensed when incurred. Advertising costs for distribution, consisting primarily of postage, are expensed as incurred over the period covered by the promotion. Cost of communicating is expensed as the communication occurs as advertisements.

        LEGAL EXPENDITURES. Legal costs are recorded as incurred. The Company’s experience with outside legal counsel is that services rendered are billed within 30 days of the close of the month the work was performed. Legal contingencies are recorded when they are estimable and probable in accordance with SFAS 5, “Accounting for Contingencies.”

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

        DEFERRED FINANCING COSTS. Deferred financing costs consists of bond issuance costs and loan origination costs which were incurred in connection with the sale of $205,000 of senior secured notes and a new $60,000 revolving credit facility that was closed June 2, 2003. The bond issuance costs of $6,711 are amortized on a straight-line basis over the seven year term of the bonds. The loan origination costs of $2,040 are amortized on a straight-line basis over the five year bank credit agreement. Deferred financing cost amortization was $1,918 and $1,395 for the years ended September 30, 2003 and 2002, respectively. There was $1,143 of net deferred financing costs written off from the previous credit facility charged to deferred financing costs amortization during June 2003.

        COMPANY INSURANCE PROGRAMS. For fiscal years 2003, 2002 and 2001, the Company is primarily self-insured for health insurance. The self-insurance liability for health costs is determined based on a contracted rate and monthly headcount. The contracted rate is determined based on experience, prior claims filed and an estimate of future claims. A retrospective adjustment for over (under) funding of claims is recorded when determinable and probable.

        For fiscal years 2003, 2002 and 2001, the self-insurance liability for workers’ compensation, automobile and general liability costs are determined actuarially based on claims filed and company experience. Losses in the workers’ compensation, automobile and general liability programs are pre-funded based on the insurance company’s loss estimates. Loss estimates will be adjusted for developed incurred losses at 18 months following policy inception and every 12 months thereafter. Retrospective adjustments to loss estimates are recorded when determinable and probable. For fiscal years 2000 and 1998, the Company was insured under deductible programs with aggregate stop loss coverage on major claims. Claims exceeding the insured deductible limits that were less than stop loss aggregates, were funded as claims developed using AM Best loss development factors and not exceeding policy aggregate. The fiscal 1999 worker’s compensation insurance had no aggregate retention and was funded as claims developed using AM Best loss development factors. Reserves were developed by independent actuaries and totaled $1,500 and $2,300 at September 30, 2003 and 2002, respectively.

        LOSS PER COMMON SHARE. Basic loss per common share is computed using losses allocable to common shareholders divided by the weighted average number of common shares outstanding. Diluted loss per common share is computed using losses allocable to common shareholders adjusted for anticipated interest savings, net of related taxes, for convertible subordinated notes and debentures, convert derivative market value adjustment, and the weighted average number of shares outstanding is adjusted for the potential impact of options, warrants and convertible subordinated notes and debentures where the effects are dilutive.

        FAIR VALUE DISCLOSURE. Fair values of the Company’s interest rate swap agreements have been determined from information obtained from independent third parties. Fair values of other assets and liabilities including letters of credit, debt and accounts payable are estimated to approximate their carrying values.

        DERIVATIVE FINANCIAL INSTRUMENTS. The Company uses derivative financial instruments to reduce the impact on interest expense of fluctuations in interest rates on a portion of its credit facility (see Notes 10 and 12). The Company does not enter into derivative financial instruments for trading or speculative purposes.

        STOCK-BASED COMPENSATION. The Company accounts for stock based compensation issued to its employees and directors in accordance with Accounting Principle Board No. 25 and has elected to adopt the “disclosure only” provisions of SFAS 123 as amended by provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require new permanent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used in reported results.

        For SFAS No. 148 purposes, the fair value of each option granted under the 1992 Plan, the 1995 Plan, and the 1999 Plan is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for options granted in fiscal 2003, 2002 and 2001: expected volatility ranging from 47.41% to 99.98%, risk-free interest rates between 2.87% and 6.81%, and an expected life of five and six years.

        If the Company had elected to recognize the compensation cost of its stock option plans based on the fair value of the awards under those plans in accordance with SFAS No. 148, net loss and loss per common share would have been increased to the pro-forma amounts below:

	For The Year Ended September 30,
	2003	2002	2001
Net loss before cumulative effect of change in
accounting principle and discontinued
operations:
As reported	$(13,597)	$(34,833)	$(69,307)
Pro-forma	$(17,839)	$(46,659)	$(78,729)
Net loss:
As reported	$(29,377)	$(76,472)	$(63,625)
Pro-forma	$(33,619)	$(88,298)	$(73,047)
Diluted loss per common share:
Net loss before cumulative effect of change in
accounting principle and discontinued
operations:
As reported	$(0.53)	$(1.39)	$(2.83)

Pro-forma	$(0.69)	$(1.86)	$(3.21)

Net loss
As reported	$(1.14)	$(3.06)	$(2.60)

Pro-forma	$(1.30)	$(3.52)	$(2.98)

        DISCONTINUED OPERATIONS. On February 8, 2003, the Company completed the definitive purchase agreement and sold rental merchandise and related contracts of 295 stores to Rent-A-Center, Inc. Rent-A-Center, Inc. purchased certain fixed assets and assumed related store leases of 125 of these stores. Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of this component have been segregated from those of continuing operations and are presented in the Company’s financial statements as discontinued operations (see Note 2).

        RECLASSIFICATIONS.  Certain amounts in the September 30, 2001 and 2002 consolidated financial statements were reclassified to conform to the September 30, 2003 presentation.

2.     DISCONTINUED OPERATIONS:

        On December 17, 2002, the Company entered into a definitive purchase agreement to sell rental merchandise and related contracts of 295 stores to Rent-A-Center, Inc. for approximately $101,500. These stores are all included in the household rental segment. Rent-A-Center, Inc. purchased certain fixed assets and assumed related store leases of 125 of these stores. The transaction closed on February 8, 2003. The final purchase price for the stores was approximately $100,400. As required under the Company’s credit agreement, all proceeds of the sale, net of transaction costs, store closing and similar expenses, were used to pay existing bank debt. Of the approximate $100,400 purchase price, $10,000 was being held back by Rent-A-Center, Inc., to secure the Company’s indemnification obligations, $5,000 for 90 days following closing, which was refunded to the Company in May, 2003, and an additional $5,000 for 18 months following closing. The Company recorded a receivable for this based upon its ability to fully satisfy the indemnification obligations of the agreement. The $5,000 held back by Rent-A-Center, Inc. for 18 months was discounted by $820 to record at the present value. The $820 discount will be amortized into income over the 18-month hold back period. Also, there was a $24,500 escrow held by National City Bank, which was used to pay transaction costs, store closing and similar expenses. The balance of this escrow, approximately $3,000, was used to pay down debt at the closing of the refinancing on June 2, 2003. The assets sold include rental merchandise, vehicles under capital leases and certain fixed assets. Vehicle lease obligations were paid by the Company out of the proceeds from the sale.

        The asset group is distinguishable as a component of the Company and classified as held for sale in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment on Disposal of Long-Lived Assets.” Direct costs to transact the sale were comprised of, but not limited to, broker commissions, legal and title transfer fees and closing costs.

        In connection with the sale of the stores, the Company has and will continue to incur additional direct costs related to the sale and exit costs related to these discontinued operations. Costs associated with an exit activity include, but are not limited to termination benefits, costs to terminate a contract that is not a capital lease and costs to consolidate facilities or relocate employees, in accordance with Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” There was a transition period as defined in the asset purchase agreement comprised of a period of thirty days from the date immediately following the closing date. During this transition period, the Company was liable for certain exit costs attributable to the operation and transition of the purchased stores, including, but not limited to, rent, utilities, costs applicable to office equipment, costs associated with vehicles, employee payroll, health and other employee benefits, workers compensation claims, health care claims and all other costs related to transition personnel. The Company accrued employee separation costs as costs were incurred in accordance with SFAS 146. These costs are included in the results of discontinued operations in accordance with SFAS 144.

        Related operating results have been reported as discontinued operations in accordance with SFAS 144. The Company has reclassified the results of operations of the component to be disposed for the prior period in accordance with provisions of SFAS 144. There have been no corporate expenses (including advertising expense) included in expenses from discontinued operations. Interest on debt that is required to be repaid as a result of the disposal transaction is allocated to income (loss) from discontinued operations. The effective interest rate on the outstanding debt of the Company at the end of the period reported is applied to the $68,643 estimated debt pay-down from the proceeds. The amount of interest reclassified to income (loss) from discontinued operations is $3,036, $8,587 and $5,951 for the periods ended September 30, 2003, 2002 and 2001, respectively. Revenues and net income (loss) from the discontinued operations were as follows:

	Year Ended September 30,
	2003	2002	2001
Operating revenues	$46,355	$133,059	$139,324
Operating expenses from discontinued
operations (including exit costs) (1)	(45,171)	(124,584)	(127,691)
Rental merchandise fair value adjustment	(4,761)	--	--
Reserve for present value of future minimum
lease payments on vacated stores (2)	(8,371)	--	--
Loss on sale of stores	(796)	--	--
Interest expense	(3,036)	(8,587)	(5,951)
Income tax benefit	--	--	--

Net income (loss) from discontinued operations	$(15,780)	$(112)	$5,682

(1)

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

        Assets and liabilities of the stores held for sale included in the Consolidated Balance Sheet are as follows:

	Year Ended September 30,
	2003	2002
Assets:
Rental Merchandise, net	$--	$48,456
Goodwill	--	41,291
Property and equipment, net	--	5,126
Costs of sale	--	--
Utility Deposits	--	36

	$--	$94,909

Liabilities:
Vehicle lease obligation	$--	$3,181
Customer deposits	--	105

	$--	$3,286

        Property and equipment held for sale was comprised of the following:

	Year Ended September 30,
	2003	2002
Leasehold improvements	$--	$3,274
Computer equipment	--	596
Furniture and fixtures	--	818
Vehicles	--	5,500
Accumulated depreciation	--	(5,062)

Property and equipment, net	$--	$5,126

3.     BUSINESS RATIONALIZATION:

        The Company periodically closes under-performing stores and takes other actions to maximize its overall profitability. In connection with the closing of stores and taking other actions, it incurs employee severance, fixed asset write offs, lease termination costs, net of sublease revenue, and other direct exit costs related to these activities. Employee severance costs related to the closing of under-performing stores were immaterial in each of the periods reported below. The net amount of these costs charged to income were as follows:

	Fixed Asset Write-Offs	Lease Termination Costs	Total
Balance at September 30, 2000	$--	$2,430	$2,430
Fiscal 2001 Provision	1,646	5,043	6,689
Amount utilized in fiscal 2001	(1,646)	(2,389)	(4,035)

Balance at September 30, 2001	--	5,084	5,084

Fiscal 2002 Provision	373	458	831
Amount utilized in fiscal 2002	(373)	(3,407)	(3,780)

Balance at September 30, 2002	--	2,135	2,135

Fiscal 2003 Provision	2,299	488	2,787
Amount utilized in fiscal 2003	(2,299)	(1,628)	(3,927)

Balance at September 30, 2003	$--	$995	$995

        Lease termination costs will be paid according to the contract terms.

        During the second quarter of fiscal year 2003, the Company formulated a plan to restructure the corporate office through reductions in the corporate workforce to rationalize corporate costs for the remaining stores and to sublease, assign or terminate operating leases that the Company would no longer operate as a rent-to-own business activity subsequent to the sale to Rent-A-Center. The restructuring costs for year ended September 30, 2003, includes $981 of employee severance and termination benefits and $2,065 of fixed asset write-offs, all of which were incurred in fiscal year 2003.

        In addition to lease termination costs incurred in normal operating activities summarized in the table above, the Company incurred an additional lease obligation for the leases of the 170 stores that Rent-A-Center, Inc. did not assume in the sale. The total original gross obligation was $13,491 on February 8, 2003 and was reduced for estimated sublease income of $3,834 and further reduced by $1,286 to reflect the present value of that obligation in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. At September 30, 2003, the net obligation is $4,500.

4.     NEW ACCOUNTING STANDARDS:

        In May, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company has adopted the provisions of this Statement. The classification and measurement provisions in paragraphs 9, 10 and 22 of FAS 150 are deferred for an indefinite period for certain mandatorily redeemable non-controlling interests with finite-lived subsidiaries.

        On April 30, 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 clarifies 1) the circumstances in which a contract with an initial net investment meets the characteristics of a derivative, 2) when a derivative contains a financing component and amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003. The Company has adopted the provision of this Statement.

        On January 15, 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” The objective of this interpretation is to improve financial reporting by enterprises involved with variable interest entities. This interpretation is effective for financial statements issued after October 9, 2003. The Company has no variable interest entities that are not currently consolidated.

        On November 25, 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, An Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No.34". The Interpretation requires than upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. The Company has evaluated the provisions of this Interpretation and determined it did not have an impact on these financial statements upon its adoption.

5.     GOODWILL — ADOPTION OF STATEMENT 142:

        Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 requires that intangible assets not subject to amortization and goodwill be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. SFAS 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment while the second phase, if necessary, measures the impairment. Amortization of goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, ceased upon adoption. Thus, no amortization for such goodwill and indefinite lived intangibles was recognized in the accompanying Consolidated Statements of Operations for fiscal years ended September 30, 2003 and 2002, compared to $13,986 for the year ended September 30, 2001.

        In accordance with the provisions of SFAS 142, the Company completed, with the assistance of an independent valuation firm, phase one of the impairment test consisting of a comparison of the fair value with the carrying amount for goodwill and indefinite lived intangibles that existed on the Company’s balance sheet at the date of its adoption. Based upon its analysis from the phase one impairment test, the Company identified indicators of possible impairment resulting from a reduction of forecasted cash flows related to the household rental segment. The total enterprise value, as determined by independent valuation experts, represents a combination of the market multiple, discounted cash flow and comparable transaction approaches.

        During the quarter ended September 30, 2002, the Company performed, with the assistance of an independent valuation firm, the phase two impairment test of the carrying value to determine the amount of the write down. This assessment resulted in an impairment write-down of $58,935 recorded in “Cumulative Effect of Change in Accounting Principle” in the amount of $41,527 (net of $17,408 in income taxes). In accordance with the transitional implementation guidance of SFAS 142, the write down was recorded retroactive to the Company’s first quarter results of operations. A reconciliation of the previously reported net loss and loss per share as if SFAS 142 had been adopted as of October 1, 2000, is presented as follows:

	Year Ended September 30,
	2003	2002	2001
Reported net loss	$(29,890)	$(76,472)	$(63,625)
Add back: Goodwill amortization	--	--	13,986

Adjusted net loss	$(29,890)	$(76,472)	$(49,639)

Basic loss per share
Reported basic loss per share	$(1.16)	$(3.06)	$(2.60)
Goodwill amortization	--	--	0.57

Adjusted basic loss per share	$(1.16)	$(3.06)	$(2.03)

Diluted loss per share:
Reported diluted loss per share	$(1.16)	$(3.06)	$(2.60)
Goodwill amortization	--	--	0.57

Adjusted diluted loss per share	$(1.16)	$(3.06)	$(2.03)

        The following table shows the net carrying value of goodwill as of September 30, 2003 for the Company’s segments:

	Household Rental Segment	Prepaid Telephone Service Segment	Total Segments
Goodwill	$181,905	$6,594	$188,499

        The following table reflects the components of amortizable intangible assets at September 30, 2003:

	Purchase Amount	Cumulative Amortization	Net Carrying Amount
Amortizable intangible assets:
Non-compete agreements	$2,630	$(2,177)	$453
Customer contracts	1,164	(1,114)	50
Exclusivity agreement	2,050	(2,050)	--

	$5,844	$(5,342)	$503

        At September 30, 2003, future aggregate annual amortization of amortizable intangible assets is as follows:

Fiscal Year	Amount
2004	$392
2005	97
2006	10
2007	4

$503

        Amortization expense of amortizable intangible assets for the year ended September 30, 2003, was $1,361.

        The changes in the carrying amount of goodwill for the fiscal years ended September 30 were as follows:

	Household Rental Segment	Prepaid Telephone Service Segment	Total
Balance of September 30,2000	$298,532	$7,394	$305,926
Additions	144	--	144
Amortization	(13,186)	(800)	(13,986)

Balance of September 30,2001	285,490	6,594	292,084 (3)
Impairment	(58,935)	--	(58,935)
Other (1)	(3,359)	--	(3,359)

Balance of September 30,2002	223,196	6,594	229,790 (3)
Additions	--	--	--
Disposal (2)	(41,291)	--	(41,291)

Balance of September 30, 2003	$181,905	$6,594	$188,499

(1)	Reversal of an income tax contingency established as a part of purchase accounting in prior years, which was determined to be no longer needed during the fourth quarter of 2002.

(2)	Disposal of 295 stores to Rent-A-Center on February 8, 2003. (3) Includes goodwill held for sale of $41,291

6.     RENTAL MERCHANDISE AND PROPERTY AND EQUIPMENT:

        Cost and accumulated depreciation of rental merchandise consists of the following:

	Year Ended September 30,
	2003	2002
Cost	$287,081	$375,713
Less accumulated depreciation	114,470	179,429
Less deferred credits	629	220

	171,982	196,064
Less rental merchandise held for sale	--	(48,456)

Rental merchandise, continuing operations	$171,982	$147,608

        The Company uses a direct-ship policy from their vendors to the stores. As a result, the Company has eliminated the need for internal warehousing and distribution. This policy reduces the amount of rental merchandise not on rent. On-rent and held for rent levels of net rental merchandise consists of the following:

	Year Ended September 30,
	2003	2002
On-rent merchandise	$216,278	$299,782
Held for rent merchandise	70,803	75,931

	$287,081	$375,713

        The Company uses the direct write-off method in accounting for losses (see Note 1). These losses are recorded in other operating expenses and were incurred as follows:

	Year Ended September 30,
	2003	2002	2001
Lost merchandise	$964	$2,317	$3,026
Stolen merchandise	11,758	15,795	17,864
Discarded merchandise	2,486	3,138	8,988

	15,208	21,250	29,878
Less losses included in discontinued
operations	(2,384)	(8,153)	(8,279)

Losses included in continuing operations	$12,824	$13,097	$21,599

        Property and equipment consists of the following:

	Year Ended September 30,
	2003	2002
Transportation equipment	$37,454	$49,986
Furniture and fixtures	28,346	32,130
Leasehold improvements	29,900	33,996
Signs	4,610	6,501
Buildings	5,754	5,741
Land	1,972	1,956

	108,036	130,310
Less accumulated depreciation and amortization	(69,271)	(75,994)

	38,765	54,316
Less property and equipment held for sale	--	(5,126)
Property and equipment, continuing operations	$38,765	$49,190

7.     RENTAL MERCHANDISE CREDITS DUE FROM VENDORS:

        The Company had credits due from vendors for the return of merchandise in the amount of $4,156, $995, and $1,642 as of September 30, 2003, 2002 and 2001, respectively. The credits are reduced when the Company purchases additional products from the vendors.

8.     OTHER ASSETS:

        Other assets consist of the following:

	Year Ended September 30,
	2003	2002
Receivable from insurance proceeds	$11,000	$--
Receivable from sale to Rent-A-Center	4,532	--
Other receivables	1,664	1,248
Other inventory	790	486
Deposits	752	839
Receivable from vendors	448	498
Prepaid tax	406	122
Other	354	1,019

	19,946	4,212
Less other assets held for sale	--	(36)

Other assets, continuing operations	$19,946	$4,176

9.     OTHER LIABILITIES:

        Other liabilities consist of the following:

	Year Ended September 30,
	2003	2002
Accrual for settlement of class action lawsuit	$25,000	$--
Accrued salaries, wages, tax and benefits	13,165	14,018
Capital lease obligations	12,303	16,895
Accrued preferred dividend and interest	8,883	15,993
Vacant facility lease obligations	5,495	1,857
Swap liability	5,136	9,712
Accrued property taxes	4,568	4,857
Other	10,778	16,015

	85,328	79,347
Less other liabilities held for sale	--	(3,286)

Other liabilities, continuing operations	$85,328	$76,061

10.     DEBT:

Debt consists of the following:
	Year Ended September 30,
	2003	2002
Senior credit facility	$--	$277,121
Senior secured notes	201,521	--
Revolving credit facility	13,000	--
Note payable	71	86

	$214,592	$277,207

        The Company’s senior secured notes have the following important terms. The $205,000 principal amount of senior secured notes bear interest at 11.875%. The interest on the secured notes is payable semiannually on June 15 and December 15 beginning December 15, 2003. The secured notes are guaranteed on a senior basis by all existing and future domestic restricted subsidiaries of the Company other than DPI, which is an unrestricted subsidiary. The Company may redeem the secured notes, in whole or in part, at any time prior to June 15, 2010, at a redemption price equal to the greater of:

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

        The secured notes were offered at a discount of $3,583, which is being amortized using the effective interest method, over the term of the secured notes. Amortization of the discount was $104 for 2003 and is recorded as interest expense. Costs representing underwriting fees and other professional fees of $6,711 are being amortized, using the straight-line method, over the term of the secured notes. The secured notes rank senior in right to all of the Company’s existing and future subordinated debt, have a lien position ranking second to the bank revolving credit facility and effectively junior in right of payment to all existing and future debt and other liabilities of the Company’s subsidiaries that are not subsidiary guarantors. The secured notes contain covenants that will, among other things, limit the Company’s ability to incur additional debt, make restricted payments, incur any additional liens, sell certain assets, pay dividend distributions from restricted subsidiaries, transact with affiliates, conduct certain sale and leaseback transactions and use excess cash flow.

        Under the indenture for the secured notes, if the Company (a) has any excess cash flow or amounts on deposit in the excess cash flow collateral account, (b) has a leverage ratio equal to or greater than 2.50 to 1.00 or a rent-adjusted leverage ratio equal or greater than 4.00 to 1.00, and (c) has cash and cash equivalents of more than $10,000, the Company must repay debt (if any) outstanding under the revolving credit facility in an amount equal to the remainder (if positive) of (1) the amount of such cash and cash equivalents minus (2) the sum of $10,000 plus such excess cash flow. Thereafter, if the Company (a) has any excess cash flow with respect to such fiscal year plus amounts on deposit in the excess cash flow collateral account of at least $1,000 in the aggregate and (b) the coverage ratio is equal to or greater than 2.50 to 1.00 or the rent-adjusted leverage ratio is equal to or greater than 4.00 to 1.00, then the Company either must use the excess cash flow plus such amounts on deposit to repay debt (if any) outstanding under the revolving credit facility or, subject to limitations, must use 75% of any excess cash flow plus such amounts on deposit remaining after repayment of debt outstanding under the revolving credit facility to make an offer to purchase notes at a purchase price equal to 104.25% of the aggregate principal amount thereof, plus accrued and unpaid interest to the purchase date. The Company must deposit in the excess cash flow collateral account all of the portion of the 75% of such remaining excess cash flow not used to purchase notes. The Company may use 25% of the excess cash flow remaining with respect to such fiscal year after repayment of debt outstanding under the revolving credit facility. All of the Company’s obligations to use excess cash flow as described above terminate upon the first fiscal year end of the Company at which both (a) the leverage ratio is less than 2.50 to 1.00 and (b) the rent-adjusted leverage ratio is less than 4.00 to 1.00. (Under the indenture, “excess cash flow” means for any fiscal year, EBITDA for the Company and its consolidated restricted subsidiaries for such year, adjusted for certain items. “Excess cash collateral account” is an account maintained by the collateral agent in which the Company deposits all of the portion of the 75% of the excess cash flow remaining after payment of debt outstanding under the revolving credit facility.) The Company is in compliance with all covenants at September 30, 2003, and expects to comply with covenants based upon its fiscal 2004 projections.

        The Company’s new revolving credit facility has the following material terms. The facility is with Harris Trust and Savings Bank, acting as administrative agent, and Bank of Montreal as lead arranger, and provides for National City Bank to act as syndication agent and provides for senior secured revolving loans of up to $60,000 including a $15,000 sub-limit for standby and commercial letters of credit and a $5,000 swingline sub-limit. The credit facility will expire five years from closing (June 2, 2008). The balance outstanding at September 30, 2003 was $13,000 with $38,300 available at September 30, 2003. Deferred financing costs of $2,027 are being amortized, on a straight-line basis, over the 5-year term of the bank agreement. The credit facility is guaranteed by all of the wholly owned domestic subsidiaries and collateralized by first priority liens on substantially all of the Company’s and subsidiary guarantors’ assets, including rental contracts and the stock held in domestic subsidiaries. The Company may elect that each borrowing of revolving loans be either base rate loans or Eurodollar loans. The Eurodollar loans bear interest at a rate per annum equal to an applicable margin plus LIBOR adjusted for a reserve percentage. Under the base rate option, the Company will borrow money based on the greater of (a) the prime interest rate or (b) the federal funds rate plus 0.50%, plus, in each case, a specified margin. A 0.50% commitment fee will be payable quarterly on the unused amount of the revolving credit facility. Upon a default, interest will accrue at 2% over the applicable rate. The Company will be required to make specified mandatory prepayments upon subsequent debt or equity offerings and asset dispositions.

        The financial covenants required under the credit facility are as follows:

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

The fixed charge coverage ratio is EBITDA for the four fiscal quarters then ended less capital expenditures not financed by capital leases to fixed charges for the same four fiscal quarters then ended. EBITDA does not include depreciation of rental merchandise and is adjusted for one-time non-cash charges. Fixed charges are the sum of all principal payments made on indebtedness, but excluding payments on revolving credit, plus interest expense, restricted payments, all prepayments on senior notes and income taxes paid or payable. The fixed charge coverage ratio shall not be less than 1.20 to 1.00 from October 1, 2003 through March 31, 2004 and 1.25 to 1.00 from April 1, 2004 through June 2, 2008.

The Company cannot allow the book value of rental merchandise under lease to be less than 74% of the total value of rental merchandise held for rent at the end of each calendar month ending September 30, October 31 and November 30 in each fiscal year and 77% for all other calendar months in each fiscal year. The value of jewelry cannot exceed 7.5% of the total value of rental merchandise as measured at the end of each calendar month, commencing June 30, 2003.

The Company cannot incur capital expenditures in an amount in excess of $20,000 in the aggregate during any fiscal year. The $20,000 maximum is increased for any unused preceding year permitted amount not to exceed $22,500 in a fiscal year

Consolidated net worth shall not be less than $85,000 plus 75% of positive net income with no deduction for losses (for each quarter of each fiscal year ending on or after September 30, 2003), and 90% of any subsequent incremental issuance of new equity securities, other than equities issues in connection with the exercise of employee stock options and capital stock issued to the seller of an acquired business in connection with a permitted acquisition.

        The Company cannot permit EBITDA for the twelve consecutive calendar months then ended to be less than:

For the month ending:	Minimum EBITDA:
June 2003	$57.5 million
July 2003	$56.0 million
August2003	$55.0 million
September 2003	$53.0 million
October 2003	$51.0 million
November 2003	$51.0 million
December 2003	$51.0 million
January 2004	$50.0 million
February 2004	$48.0 million
March 2004	$48.0 million
April 2004	$49.0 million
May 2004	$50.0 million
June 2004	$52.0 million
July 2004	$53.0 million
August 2004	$54.0 million
September 2004	$55.5 million
October 2004	$56.5 million
November 2004	$57.0 million
December 2004	$58.0 million
January 2005	$58.0 million
February 2005	$59.0 million
March 2005	$59.0 million
April 2005 through February 2006	$60.0 million
March 2006 through December 2006	$62.5 million
January 2007 and thereafter	$65.0 million

        The Company is in compliance with all covenants at September 30, 2003, and expects to be able to comply with covenants based upon its fiscal 2004 projections.

11.     CONVERTIBLE PREFERRED STOCK:

        On June 2, 2003, the Company issued 1,500 shares of its Series A convertible preferred stock, for $10,000 per share (the “convertible preferred stock”) and granted a one-year option to purchase an additional 500 shares of convertible preferred stock (the “additional preferred shares”). The net proceeds from the sale of the convertible preferred stock were used to repay the senior credit facility (see Note 10.). The net proceeds of $14,119 from the issuance of the convertible preferred stock are net of issuance costs of $881, and are classified outside of permanent equity because of the redemption date and other redemption provisions except for $142 classified as option to purchase convertible preferred stock included in permanent equity. The convertible preferred stock is being accreted to its maximum redemption amount possible pursuant to Topic D-98, “Classification and Measurement of Redeemable Securities,” using the effective interest method from the issuance date to the 7-year redemption date.

        The terms of the convertible preferred stock include a number of conversion and redemption provisions that represent derivative financial instruments under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) (See Note 12). Certain features of the convertible preferred stock are accounted for as embedded derivative financial instruments. The Company has determined that the option to purchase additional preferred shares is an embedded derivative financial instrument that qualifies for scope exemption under the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF-0019”). As such, this derivative was initially required to be bifurcated and recorded at fair value upon issuance but does not require mark to market accounting. The market value of this derivative financial instrument is $142 and is recorded as options to purchase convertible preferred stock in the equity section of the consolidated balance sheet. The Company also has determined the convertible feature of the convertible preferred stock is a derivative financial instrument that does not qualify for scope exemption under EITF 00-19; and, is required to be bifurcated, recorded at fair value, and marked to market. The market value of this derivative financial instrument is $10,509 at September 30, 2003, and is recorded in convertible redeemable preferred stock in the consolidated balance sheet. The fair values of the derivatives were determined with the assistance of an independent valuation firm.

        Below is a description of the material terms of the convertible preferred stock.

        Dividends.  Dividends will accrue daily at a rate of 8.0% per annum. Dividends on the preferred stock will be payable beginning July 1, 2003, and on the first day of each calendar quarter in cash or in shares of Company common stock at the Company’s option; provided, however, that if the Company elects to pay dividends in shares of common stock, (i) a registration statement must be effective with respect to such shares of common stock and (ii) the payment would be at 95% of the arithmetic average of the daily volume weighted average prices of the common stock for the five trading days immediately preceding the second trading day prior to the applicable dividend payment date. The Company is required to pay dividends in cash if a triggering event occurs. Dividends not paid within five business days of the dividend payment date bear interest at 15.0% per annum until paid in full. During the period commencing upon the occurrence of a share liquidity event and ending when such event is cured, the dividend rate shall increase to 15% per annum. Preferred dividends of $399 were accrued and charged to accumulated deficit for the year ended September 30, 2003.

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

        Re-organization, reclassification, consolidation, merger or sale. Prior to the sale of all or substantially all of the Company’s assets following which the Company is not a surviving entity, the Company will secure from the person purchasing such assets or the successor, a written agreement to deliver to each holder of preferred shares in exchange for such shares, a security of the acquiring entity similar in form and substance to the preferred shares, including, without limitation, having a stated value and liquidation preference equal to the stated value and liquidation preference of the preferred shares.

        Company’s Redemption Provisions. On the date the Company publicly discloses a change of control, the Company has the right, in its sole discretion, to require that all, but not less than all, of the outstanding preferred shares be redeemed at a price per preferred share equal to the applicable change of control redemption price discussed below.

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

        Restriction of Additional Preferred Stock. Without the consent of the holders of the Series A preferred shares, the Company may not issue any other preferred shares that would rank senior to or pari passu with the Series A preferred with respect to payments of dividends or on liquidation.

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

12.     DERIVATIVE FINANCIAL INSTRUMENTS:

        On June 2, 2003, the Company issued 1,500 shares of convertible redeemable preferred stock (see Note 11). The terms of this preferred stock include a number of conversion and redemption provisions that represent derivatives under SFAS No. 133. The Company has determined that the option to purchase additional preferred shares is an embedded derivative financial instrument that qualifies for SFAS 133 scope exemption under the provisions of EITF 00-19. As such this derivative was initially bifurcated and recorded in shareholders’ equity. This derivative does not require mark to market accounting and is accreted into convertible redeemable preferred stock over the one-year option period.

        The Company also has determined the convertible feature of the convertible redeemable preferred stock is a derivative financial instrument that does not qualify for SFAS 133 scope exemption under EITF 00-19. It was bifurcated and recorded in the temporary equity classification on the balance sheet. The positive change in the fair market value of the convertible feature from issuance on June 2, 2003 to September 30, 2003 was $1,899, which was recorded as an expense to other income (expense) in the Company’s Consolidated Statements of Operations.

        At September 30, 2003, the Company had interest rate swaps on a notional debt amount of $101,400 and a fair market value of ($5,597). The variable pay interest rate ranges from 5.09% to 6.97%. The maturity dates run through August 2005.

        The Company’s interest rate swaps do not meet the qualifications for hedge accounting treatment under SFAS No. 133. The Company’s positive change in the fair market value of the interest rate swap portfolio was $4,910 for the year ended September 30, 2003. This was recorded to other income in the Company’s Consolidated Statements of Operations.

13.     INSURANCE CHARGE AND RECOVERY

        In fiscal 2003, the Company recorded income of $4,618 for ultimate and incurred losses related to the Company’s revised estimates for retrospective self-insurance programs, which offset insurance costs included in other operating expense. The adjustment was comprised of income in the amount of $3,597 and $1,055 for the policy years ended December 31, 2002 and 2001, respectively, and, an expense of $34 for the policy year ended December 31, 2000.

        The Company recorded in income as a reduction of other operating expense, a reimbursement of defense costs related to the derivative and class action lawsuits in the amount of $800 and $1,900 for the 2003 and 2002 fiscal years respectively. In fiscal 2002 the Company also recorded an expense of $4,600, which consisted of upward adjustments to various of the Company’s retrospective and other insurance programs based upon a change in estimate.

14.     COMMITMENTS AND CONTINGENCIES:

        The Company leases substantially all of its retail stores under non-cancelable agreements generally for initial periods ranging from three to five years. The store leases generally contain renewal options for one or more periods of three to five years. Most leases require the payment of taxes, insurance, and maintenance costs by the Company. The Company leases certain transportation and satellite equipment under capital leases and, to a lesser extent, operating leases, under arrangements that expire over the next 5 years. At September 30, 2003, future minimum rental payments under non-cancelable capital and operating leases are as follows:

	Capital Leases	Operating Leases
2004	$6,674	$28,018
2005	3,048	25,014
2006	2,018	21,239
2007	1,207	18,769
Thereafter	375	48,295

Total minimum payments required	13,322	141,335
Amount representing interest obligations under capital
lease	(1,019)	--

	$12,303	$141,335

        The capital lease agreements have a minimum lease term of one year and permit monthly renewal options and contain residual lease guarantees. The Company has retained the leased vehicles an average of 48 months which represents the period through which renewal of the leases have historically been probable as a result of continuously decreasing costs of operation.

        The Company’s investment in equipment under capital leases was as follows:

	Year Ended September 30,
	2003	2002
Transportation equipment	$37,243	$49,842
Satellite equipment	1,497	--
Less accumulated amortization	26,437	32,947

Net equipment under capital lease	$12,303	$16,895

        Rent expense under operating leases for the years ended September 30, 2003, 2002, and 2001 was $23,973, $33,970 and $39,140, respectively.

        As previously reported, the Company, its independent accountants, and certain of its current and former officers were named in a consolidated class action complaint filed in the U.S. District Court for the Western District of Pennsylvania alleging violations of the securities laws and seeking damages in unspecified amounts purportedly on behalf of a class of shareholders. On April 18, 2003, the Company entered into an agreement settling the class action. The settlement requires the Company to pay the class the sum of $25,000, with $21,000 in cash and $4,000 in 6% unsecured subordinated notes payable in four equal installments over two years commencing December 31, 2003. Of the $21,000 payable in cash, $11,000 has been funded from available insurance proceeds, the remaining $10,000 has been funded into escrow and is classified as restricted cash on the consolidated balance sheet. The settlement agreement provides for the release of the Company and all other defendants except the Company’s former controller and the Company’s independent accountants. The settlement remains subject to Court approval. On September 9, 2003, the Court granted a motion certifying a class and appointing the lead plaintiff, Cramer Rosenthal McGlynn LLC, as class representative. On September 12, 2003, the Court conducted a fairness hearing regarding the settlement. The lead plaintiff’s motion for the Court’s approval of the settlement is pending.

        The Company is subject to legal proceedings and claims in the ordinary course of its business that have not been finally adjudicated. Certain of these cases, exclusive of the class action mentioned above, have resulted in initial claims totaling $8,253. However, all but $1,773 of such claims are, in the opinion of management, covered by insurance policies or indemnification agreements, or create only remote potential of any liability exposure to the Company and therefore should not have a material effect on the Company’s financial position, results of operations or cash flows. Additionally, threatened claims exist for which management is not yet able to reasonably estimate a potential loss. In management’s opinion, none of these threatened claims will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

        For fiscal years 2003, 2002 and 2001, the Company is primarily self-insured for health. The self-insurance liability for health costs is determined based on a contracted rate and monthly employee headcount. The contracted rate is determined based on experience, prior claims filed and an estimate of future claims. A retrospective adjustment for over (under) funding of claims is recorded when determinable and probable.

        For fiscal years 2003, 2002 and 2001, the self-insurance liability for workers’ compensation, automobile and general liability costs are determined actuarially based on claims filed and company experience. Losses in the workers’ compensation, automobile and general liability programs are pre-funded based on the insurance company’s loss estimates. Loss estimates will be adjusted for developed incurred losses at 18 months following policy inception and every 12 months thereafter. Retrospective adjustments to loss estimates are recorded when determinable and probable. For fiscal years 2000 and 1998, the Company was insured under deductible programs with aggregate stop loss coverage on major claims. Claims exceeding the insured deductible limits that were less than stop loss aggregates, were funded as claims developed using AM Best loss development factors and not exceeding policy aggregate. The fiscal 1999 worker’s compensation insurance had no aggregate retention and was funded as claims developed using AM Best loss development factors. Reserves were developed by independent actuaries and totaled $1,500 and $2,300 at September 30, 2003 and 2002, respectively. The Company has obtained letters of credit of $5,950 to guarantee the payment of future claims.

        The Company has approximately $466 recorded as deposits held for customers, recorded in other liabilities.

        Also, see Note 16 for related party commitments.

15.     INCOME TAXES:

        The Company’s income tax expense (benefit) consists of the following components:

	For The Year Ended September 30,
	2003	2002	2001
Current expense (benefit):
Federal	$--	$--	$--
State and local	--	--	--

Deferred expense (benefit):
Federal	3,417	13,941	--
State and local	623	2,542	--

	4,040	16,483	--

Income tax expense (benefit)	$4,040	$16,483	$--

        A reconciliation of the income tax expense (benefit) compared with the amount at the U.S. statutory tax rate of 35% is shown below:

	For The Year Ended September 30,
	2003	2002	2001
Tax provision at U.S. statutory rate	$(3,311)	$(5,283)	$(22,927)
State and local income taxes, net of federal	(430)	(1,653)	(4,213)
benefit
Nondeductible goodwill and purchase contracts	--	--	1,337
Deferred tax valuation allowance	7,580	23,382	25,640
Other	201	37	163

Income tax expense (benefit)	$4,040	$16,483	$--

        At September 30, 2003 and 2002, the components of the net deferred tax asset (liability) are as follows:

	Year Ended September 30,
	2003	2002
Rental merchandise	$(33,341)	$(20,723)
Property and equipment	5,557	6,245
Operating loss carryforwards	80,778	66,225
Intangibles	4,620	4,728
Goodwill	(4,915)	1,767
Accrued expenses	12,723	2,505
Other	480	437
Tax credits	352	1,192
Swap agreements	1,926	3,486
Deferred tax valuation allowance	(73,095)	(65,862)

Net deferred tax asset (liability)	$(4,915)	$--

        As of September 30, 2003, the Company has net operating loss carryforwards of approximately $208,000 for income tax purposes, the majority of which expire in fiscal years 2018 through 2023. Additionally, as of September 30, 2003, the Company has alternative minimum tax credits of $147.

        At September 30, 2002, the valuation allowance was $65,862. At September 30, 2003, the net increase was $7,233, of which $347 is the tax benefit of the transitional swap amount recorded to equity. A portion of this increase was a result of a modification to the operating loss carryforwards based on actual filed tax returns.  Approximately $3,499 of the operating loss carryforwards will result in a credit to shareholders’ equity when it is determined they can be utilized.

16.     RELATED PARTY TRANSACTIONS:

        During fiscal years ended September 30, 2003, 2002, and 2001, the Company leased one location from a company controlled by a principal shareholder. Rent paid during these years related to this lease was $49.

        During fiscal 2003, 2002 and 2001 the Company executed notes receivable aggregating $0, $0 and $159, respectively from directors of the Company resulting from the exercise of stock options. The notes are full recourse promissory notes bearing interest at 10% per annum. On November 1, 2000, the Company received a note receivable with a balance of $159 from a director of the Company related to a personal loan. The note is a full recourse promissory note and bears interest at 10% per annum. At September 30, 2003, 2002 and 2000 the Company held notes receivable which were due within one year and unpaid interest thereon of $0, $282 and $924, respectively and interest income was $3, $41 and $77, respectively for the years then ended. The notes are reflected as a reduction to shareholders’ equity in the Company’s Consolidated Balance Sheet.

        The Company has entered into a consulting agreement with a director of the Company that provides for the payment of $100 per year for 10 years commencing October 1, 1999.

17.     STOCK OPTIONS:

        In March 1999, the Board of Directors of the Company adopted, and the shareholders approved, the Rent-Way, Inc. 1999 Stock Option Plan (the “1999 Plan”) which authorizes the issuance of up to 2,500,000 shares of common stock pursuant to stock options granted to officers, directors, key employees, consultants, and advisors of the Company. The option exercise price will be at least equal to the fair market value of the Company’s common stock on the grant date. The 1999 Plan will expire in March 2009 unless terminated earlier by the Board of Directors. The authorized number of shares, the exercise price of outstanding options, and the number of shares under option are subject to appropriate adjustment for stock dividends, stock splits, reverse stock splits, recapitalizations, and similar transactions. The 1999 Plan is administered by the Compensation Committee of the Board of Directors who select the optionees and determine the terms and provisions of each option grant within the parameters set forth in the 1999 Plan.

        The Board of Directors of the Company also adopted, and the shareholders have approved the Rent-Way, Inc. 1995 Stock Option Plan (the “1995 Plan”), which authorizes the issuance of up to 2,000,000 shares of common stock pursuant to stock options granted to officers, directors, and key employees of the Company. The 1995 Plan is administered by the Compensation Committee of the Board of Directors and contains terms and provisions substantially identical to those contained in the 1992 Plan.

        In June 1992, the Board of Directors of the Company adopted, and the shareholders have approved, the Rent-Way, Inc. Stock Option Plan of 1992 (the "1992 Plan”) which authorizes the issuance of up to 600,000 shares of common stock pursuant to stock options granted to officers, directors, key employees, consultants, and advisors of the Company. The option exercise price will be at least equal to the fair market value of the Company’s common stock on the grant date. The 1992 Plan expired in June 2002. The authorized number of shares, the exercise price of outstanding options and the number of shares under option are subject to appropriate adjustment for stock dividends, stock splits, reverse stock splits, recapitalizations and similar transactions. The 1992 Plan is administered by the Compensation Committee of the Board of Directors who select the optionees and determine the terms and provisions of each option grant within the parameters set forth in the 1992 Plan.

        Pursuant to the terms of the merger agreement between Rent-Way and Home Choice, each Home Choice stock option which was outstanding and unexercised at the date of the merger was converted into an option to purchase Rent-Way’s common stock. Home Choice options were converted into Rent-Way options from various plans on November 12, 1999. The number of shares subject to the Home Choice options was equal to the product of the number of shares of Home Choice common stock subject to Home Choice options and 0.588, the exchange ratio.

        On June 13, 2002, option holders of the Company (other than officers and directors) were issued new options in replacement of options previously cancelled pursuant to the Company’s exchange offer. The new options were issuable on the date six months and one day after the date of cancellation. The exercise price of the new options is $11.67 per share, which was the closing price of the Company’s common stock on the New York Stock Exchange on June 13, 2002. On December 11, 2001 (the expiration date of the Company’s offer), 1,109,580 options to acquire common stock were cancelled pursuant to the offer. On June 13, 2002, options covering 1,008,272 shares were issued in replacement thereof.

        The following is a summary of activity of the Company’s stock options during the years ended September 30, 2003, 2002 and 2001:

STOCK OPTIONS	SHARES	WEIGHTED AVERAGE PRICE PER SHARE
September 30, 2000	4,015,639	$21.07

Granted	617,565	$6.63
Exercised	(6,214)	$20.24
Cancelled	(459,382)	$20.06

September 30, 2001	4,167,608	$19.07

Granted	1,741,035	$10.13
Exercised	(61,800)	$9.40
Cancelled	(2,189,612)	$20.92

September 30, 2002	3,657,231	$13.98

Granted	1,086,000	$4.60
Exercised	(3,500)	$5.02
Cancelled	(906,699)	$18.95

September 30, 2003	3,833,032	$10.40

        At September 30, 2003, stock options representing 2,504,475 shares are exercisable at prices ranging from $2.33 to $33.63 per share and grant dates ranging from July 15, 1995, to August 11, 2003. The weighted-average grant date fair value of options granted during the year ranges from $3.54 to $4.02.

        At September 30, 2003, the Company has individual option award agreements outside of these plans with three employees covering an aggregate of 60,000 options to acquire shares of common stock.

        For various price ranges, outstanding stock options at September 30, 2003 were as follows:

Range of Exercise Price			Shares of Outstanding Options	Shares of Exercisable Options
$2	.33-	$ 10.00	2,188,400	892,493
$10	.01-	$ 15.00	972,062	947,062
$15	.01-	$ 20.00	247,470	247,470
$20	.01-	$ 25.00	293,172	293,172
$25	.01-	$ 30.00	126,228	118,578
$30	.01-	$ 33.63	5,700	5,700

			3,833,032

18.     SHAREHOLDERS’ EQUITY:

        On April 18, 2002, the Company sold 1.0 million restricted common shares and warrants to acquire 100,000 common shares to Calm Waters Partnership and two other investors for $6,000. The warrants have an exercise price of $9.35 per share, subject to adjustment. The Company re-measured the value of the warrants because the agreement with Calm Waters Partnership contained a clause that the warrants granted to Calm Waters Partnership would be re-measured to any subsequent option grants in which the grant price was below the original $9.35 exercise price of the warrants granted to Calm Waters Partnership. The change in value was reclassified to common stock from warrants. The Company also agreed to issue warrants to purchase additional shares of common stock to the investors if the Company failed to achieve aggregate EBITDA of $80,000 or more for the 12-month period commencing on April 1, 2002. The warrant exercise price per share was based upon the EBITDA for such period. The Company did not meet this EBITDA target and issued 332,999 additional warrants at an exercise price per share of $1.50 in April 2003, which were subsequently exercised for cash of $500 in June 2003.

        On April 28, 2000, the Company entered into a three-year agreement with Gateway Companies, Inc. (“Gateway”) to be an authorized supplier of Gateway personal computers and related peripherals in the rental purchase industry. Gateway agreed not to enter into any similar arrangements with any of the Company’s largest industry competitors, but had the option to cancel the exclusivity provisions of the agreement if the Company did not meet specified purchase volume requirements. Although the Company did not meet the purchase volume requirements under the agreement, Gateway has continued to abide by the exclusivity provisions of the agreement. As part of this transaction, Gateway invested $7,000 for 348,910 shares of the Company’s common stock with a fair value of $9,038. In accordance with ETIF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” the Company recorded an intangible asset in the amount of $2,038 for the value of the exclusivity agreement, which is fully amortized as of September 30, 2003.

        In July 1995, in connection with the Company’s acquisition of McKenzie Leasing Corporation and the issuance of its 10% Convertible Subordinated Notes due 2002, Rent-Way issued warrants to purchase 105,000 shares of common stock at $9.94 per share to Massachusetts Mutual Life Insurance Company and its affiliates. The warrants are exercisable at any time for a period of seven years from their issue dates and were subject to anti-dilution provisions providing for appropriate adjustment in the event of any reclassification, stock dividend, stock split, or similar transactions, and stock issuances below the warrant exercise price. On July 15, 2002, the warrants were exercised.

19.     EMPLOYEE BENEFIT PLANS:

        Effective January 1, 1994, Rent-Way established the Rent-Way, Inc. 401(k) Retirement Savings Plan (the “RentWay Plan”). Participation in the Plan is available to all Company employees who meet the necessary service criteria as defined in the Plan agreement. Company contributions to the Plan are based on a percentage of the employees’ contributions, as determined by the Board of Directors, and amounted to $0, $0, and $344, in the form of the Company’s common stock for the years ended September 30, 2003, 2002 and 2001, respectively. The Company contributed cash of $1,011 and $1,105, which includes $595 of forfeitures, for the years ended September 30, 2003 and 2002, respectively.

        As a result of the significant price drop in Rent-Way stock following disclosure of the accounting investigation, the Company made additional cash contributions of $478, $255 and $366 to the Rent-Way Plan in order to restore a portion of the loss in value of Rent-Way stock held in participant accounts under the plan for the years ended September 30, 2003, 2002 and 2001, respectively. The Company also committed to make an additional contribution in fiscal 2004 to the extent the Rent-Way stock price does not reach certain levels. The Company has also amended the plan to limit the amount of a participant’s contribution that can be invested in Rent-Way common stock.

20.     LOSS PER SHARE:

        Basic loss per common share is computed using losses available to common shareholders divided by the weighted average number of common shares outstanding. Diluted loss per common share is computed using losses available to common shareholders and the weighted average number of shares outstanding adjusted for the potential impact of options and warrants where the effects are dilutive. Because operating results were at a loss for the years ended September 30, 2003, 2002 and 2001, basic and diluted loss per common share were the same.

        The following table discloses the reconciliation of numerators and denominators of the basic and diluted loss per share computation:

	For The Year Ended September 30,
	2003	2002	2001
COMPUTATION OF EARNINGS (LOSS) PER SHARE:
BASIC
Loss before cumulative effect of change in accounting principle and
discontinued operations	$(13,597)	$(34,833)	$(69,307)
Cumulative effect of change in accounting principle	--	(41,527)	--
Income (loss) from discontinued operations	(15,780)	(112)	5,682

Net loss	(29,377)	(76,472)	(63,625)
Accrued deemed dividend and accretion of preferred stock	(513)	--	--

Net loss allocable to common shareholders	$(29,890)	$(76,472)	$(63,625)

Weighted average common shares outstanding	25,780	25,021	24,501
Loss per share:
Loss before cumulative effect of change in accounting principle and
discontinued operations	$(0.53)	$(1.39)	$(2.83)
Cumulative effect of change in accounting principle	--	(1.66)	--
Income (loss) from discontinued operations	(0.61)	(0.01)	0.23
Accretion to preferred stock redemption amount (2)	(0.02)	--	--

Net loss allocable to common shareholders	$(1.16)	$(3.06)	$(2.60)

DILUTED
Net loss available to common shareholders for basic earnings (loss)	$(29,890)	$(76,472)	$(63,625)
per share
Plus: income impact of assumed conversion:
Conversion derivative market value adjustment (2)	--	--	--
Dividends on 8% convertible preferred stock (2)	--	--	--
Accretion to preferred stock redemption amount (2)	--	--	--
Net loss allocable to common shareholders for diluted earnings (loss)

per share and assumed conversion	$(29,890)	$(76,472)	$(63,625)

Weighted average common shares used in calculating basic earnings	25,780	25,021	24,501
(loss) per share
Add incremental shares representing:
Shares issuable upon exercise of stock options, warrants and escrowed	--	--	--
shares (1)
Contingent shares issuable upon the exercise of warrants to purchase
8% convertible preferred stock (2)	--	--	--
Shares issuable upon conversion of 8% convertible preferred stock (2)	--	--	--

Weighted average number of shares used in calculation of diluted loss	25,780	25,021	24,501

per share
Loss per share:
Loss before cumulative effect of change in accounting principle and
discontinued operations	$(0.53)	$(1.39)	$(2.83)
Cumulative effect of change in accounting principle	--	(1.66)	--
Income (loss) from discontinued operations	(0.61)	(0.01)	0.23
Accretion to preferred stock redemption amount (2)	(0.02)	--	--

Net loss allocable to common shareholders	$(1.16)	$(3.06)	$(2.60)

(1)

For the years ended September 30, 2003, 2002 and 2001, the number of options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of common stock, and therefore anti-dilutive, was 2,817, 7,843 and 4,167, respectively. The number of stock options that were outstanding but not included in the computation of diluted earnings per common share in which their exercise price was less than the average market price of common stock was 3 for the year ended September 30, 2003. There were also 4,186 contingent warrants not included in the computation of diluted earnings per common share because they were anti-dilutive for the year ended September 30, 2002.

(2)

Including the effects of these items for the year ended September 30, 2003 would be anti-dilutive. Therefore, 752 contingent shares issuable upon exercise of warrants to purchase 8% convertible preferred stock and 2,500 shares issuable upon conversion of 8% convertible preferred stock are excluded from consideration in the calculation of diluted earnings (loss) per share for the year ended September 30, 2003. There were conversion derivative market value adjustments of $1,899, dividends on convertible preferred stock of $399 and accretion to preferred stock redemption in the amount of $113 which were not added back to net income (loss) allocable to common shareholders for basic earnings (loss) per share on the diluted earnings (loss) per share because including the effects of these items would be anti-dilutive.

21.       SEGMENT INFORMATION:

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

	Household Rental Segment	Prepaid Telephone Service Segment	Total Segments
For the year ended September 30, 2003
Total revenues	$455,991	$35,319	$491,310
Operating income	35,297	1,196	36,493
Net income (loss)	(30,571)	1,194	(29,377)
Total Assets	453,994	3,865	457,859
For the year ended September 30, 2002
Total revenues	$455,630	$37,740	$493,370
Operating income (loss)	21,265	2,104	23,369
Net income (loss)	(78,818)	2,346	(76,472)
Total Assets	506,221	4,573	510,794
For the year ended September 30, 2001
Total revenues	$480,555	$34,739	$515,294
Operating income (loss)	(25,625)	3,740	(21,885)
Net income (loss)	(67,342)	3,717	(63,625)
Total Assets	621,886	6,291	628,177

22.     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

      Fiscal Year 2003:

	For the Quarter Ended
	September 30, 2003	June 30, 2003	March 31, 2003	December 31, 2002
Total revenues	$118,858	$122,375	$130,239	$119,838
Operating income	9,282	15,195	7,522	4,494
Net income (loss) before cumulative effect of change in
accounting principle and discontinued operations	(386)	5,884	(14,561)	(4,534)
Net income (loss)	(581)	4,483	(27,918)	(5,361)
Amortization of deemed dividend and accretion of preferred	(389)	(124)	--	--
stock
Income (loss) available to common shareholders	(970)	4,359	(27,918)	(5,361)
Basic:
Earnings (loss) before cumulative effect of change in
accounting principle and discontinued operations	$(0.01)	$0.22	$(0.57)	$(0.18)
Net earnings (loss)	$(0.02)	$0.17	$(1.09)	$(0.21)

Net loss available to common shareholders	$(0.04)	$0.17	$(1.09)	$(0.21)

Diluted:
Earnings (loss) before cumulative effect of change in
accounting principle and discontinued operations	$(0.01)	$0.22	$(0.57)	$(0.18)

Net loss	$(0.02)	$0.17	$(1.09)	$(0.21)

Net loss available to common shareholders	$(0.04)	$0.17	$(1.09)	$(0.21)

Weighted average shares outstanding
Basic	25,780	25,726	25,686	25,686
Diluted	25,780	25,726	25,686	25,686

Fiscal Year 2002:

	For the Quarter Ended
	September 30, 2002	June 30, 2002	March 31, 2002	December 31, 2001
Total revenues	$117,836	$125,936	$129,025	$120,573
Operating income (loss)	5,690	6,857	10,303	519
Net income (loss) before cumulative effect of change in
accounting principle and discontinued operations	(6,408)	(6,297)	400	(22,528)
Net income (loss)	(7,858)	(5,989)	1,597	(64,222)
Income (loss) applicable to common shares	(7,858)	(5,989)	1,597	(64,222)
Basic:
Earnings (loss) before cumulative effect of change in
accounting principle and discontinued operations	$(0.25)	$(0.25)	$0.02	$(0.92)
Net Loss	$(0.30)	$(0.24)	$0.07	$(2.62)
Diluted:
Earnings (loss) before cumulative effect of change in
accounting principle and discontinued operations	$(0.25)	$(0.25)	$0.02	$(0.92)
Net loss	$(0.30)	$(0.24)	$0.07	$(2.62)
Weighted average shares outstanding
Basic	25,780	25,364	24,530	24,512
Diluted	25,780	25,364	24,530	24,512

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      None.

ITEM 9A.    CONTROLS AND PROCEDURES

A.

Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2003, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that this information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

B.

Changes in Internal Control over Financial Reporting. There has not been any change in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

RENT-WAY, INC.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        Information in response to this Part III is incorporated herein by reference to the Company’s definitive proxy statement for the 2003 Annual Meeting of Shareholders. The Company intends to file the definitive Proxy Statement not later than 120 days after September 30, 2003.

ITEM 11.   EXECUTIVE COMPENSATION

        Information in response to this Part III is incorporated herein by reference to the Company’s definitive proxy statement for the 2003 Annual Meeting of Shareholders. The Company intends to file the definitive Proxy Statement not later than 120 days after September 30, 2003.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information in response to this Part III is incorporated herein by reference to the Company’s definitive proxy statement for the 2003 Annual Meeting of Shareholders. The Company intends to file the definitive Proxy Statement not later than 120 days after September 30, 2003.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information in response to this Part III is incorporated herein by reference to the Company’s definitive proxy statement for the 2003 Annual Meeting of Shareholders. The Company intends to file the definitive Proxy Statement not later 120 days after September 30, 2003.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        Information in response to this Part III is incorporated herein by reference to the Company’s definitive proxy statement for the 2003 Annual Meeting of Shareholders. The Company intends to file the definitive Proxy Statement not later 120 days after September 30, 2003.

RENT-WAY, INC.

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)(1)Financial Statements.

        See Index to Financial Statements appearing at Item 8 of this Report.

      (a)(2) Financial Statement Schedules

Financial Statement schedules have been omitted because they are inapplicable or the information is included in the Company’s financial statements and notes thereto.

      (a)(3) Exhibits

      See Exhibit Index

      (b)        Reports on Form 8-K:

        The Company filed the following reports on Form 8-K during the quarter ended September 30, 2003:

On August 14, 2003, the Company furnished a Current Report on Form 8-K, which reported the issuance of a press release announcing its financial results for the third quarter ended June 30, 2003.

RENT-WAY, INC.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENT-WAY, INC.

By: /s/ William E. Morgenstern

Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)
Date: November 25, 2003
By: /s/ William A. McDonnell

Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 25, 2003
By: /s/ John A. Lombardi

Vice President, Corporate Controller and
Chief Accounting Officer
(Principal Accounting Officer)
Date: November 25, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Gerald A. Ryan	Director	November 25, 2003

;Gerald A. Ryan
/s/ William E. Morgenstern	Director	November 25, 2003

William E. Morgenstern
/s/ John W. Higbee	Director	November 25, 2003

John W. Higbee
/s/ Robert B. Fagenson	Director	November 25, 2003

Robert B. Fagenson
/s/ Marc W. Joseffer	Director	November 25, 2003

Marc W. Joseffer
/s/ William Lerner	Director	November 25, 2003

William Lerner
/s/ Jacqueline E. Woods	Director	November 25, 2003

Jacqueline E. Woods

EXHIBIT INDEX

EXHIBIT
NO.                    DESCRIPTION

2.1

 Agreement and Plan of Merger among the Company, McKenzie Leasing Corporation, Steve A. McKenzie, Brenda G. McKenzie and others, dated June 9, 1995 (incorporated by reference to an exhibit to the Company's Current Report on Form 8-K filed on August 15, 1995).

2.2

Stock Purchase Agreement by and among the Company, Diamond Leasing Corporation, Kenneth H. Moye and Lee Brady, dated July 20, 1996 (incorporated by reference to exhibit 2.5 to the Company's Current Report on Form 8-K filed on August 8, 1996).

2.3

Stock Purchase Agreement by and among the Company, Bill Coleman TV, Inc. and David Coleman, dated January 2, 1997 (incorporated by reference to exhibit 2.4 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997 filed on November 6, 1997).

2.4

Stock Purchase Agreement by and among the Company, Perry Electronics, Inc., Robert L. Thomas, Norma J. Thomas, Randall D. Snyder and Niki L. Snyder, dated January 24, 1997 (incorporated by reference to exhibit 2.7 to the Company's Current Report on Form 8-K filed on February 21, 1997).

2.5

Closing Letter Agreement dated February 6, 1997 amending Stock Purchase Agreement by and among the Company, Perry Electronics, Inc., Robert L. Thomas, Norma J. Thomas, Randall D. Snyder and Niki L. Snyder (incorporated by reference to exhibit 2.8 to the Company's Current Report on Form 8-K filed on February 21, 1997).

2.6

Asset Purchase Agreement by and among the Company, South Carolina Rentals, Inc., Paradise Valley Holdings, Inc., L & B Rents, Inc. and James S. Archer, dated November 21, 1997 (incorporated by reference to exhibit 2.1 of the Company's Current Report on Form 8-K filed on January 20, 1998).

2.7

Stock Purchase Agreement by and among the Company, Champion Rentals, Inc., Bill C. Ogle, Sr. and others, dated as of January 30, 1998 (incorporated by reference to exhibit 2.3 to the Company's Current Report on Form 8-K filed on February 19, 1998).

2.8

Agreement and Plan of Merger dated September 1, 1998 between the Company and Home Choice Holdings, Inc. (incorporated by reference to exhibit 2.1 to the Company's Registration Statement on Form S-4 (No. 333-66955) filed on November 6, 1998).

2.9

Stock Purchase Agreement between the Company, Rentavision, Inc. and Robert Natoli dated September 15, 1999 (incorporated by reference to an exhibit to the Company's Current Report on Form 8-K filed on October 12, 1999).

2.10

Asset Purchase Agreement between the Company, Rent-Way of Michigan, Inc., and Rent-Way of TTIG, L.P., and Rent-A-Center, Inc., dated December 17, 2002 (incorporated by reference to Exhibit 2.11 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002 filed on December 30, 2002).

2.11

Amendment No. 1 to the Asset Purchase Agreement between the Company, Rent-Way of Michigan, Inc., and Rent-Way of TTIG, L.P., and Rent-A-Center, Inc., dated December 21, 2002 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 21, 2003 filed on February 14, 2003).

2.12

Amendment No. 2 to the Asset Purchase Agreement between the Company, Rent-Way of Michigan, Inc., and Rent-Way of TTIG, L.P., and Rent-A-Center, Inc., dated January 7, 2003 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 21, 2003 filed on February 14, 2003).

2.13

Amendment No. 3 to the Asset Purchase Agreement between the Company, Rent-Way of Michigan, Inc., and Rent-Way of TTIG, L.P., and Rent-A-Center, Inc., dated February 7, 2003 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 21, 2003 filed on February 14, 2003)

2.14

Amendment No. 4 to the Asset Purchase Agreement between the Company, Rent-Way of Michigan, Inc., and Rent-Way of TTIG, L.P., and Rent-A-Center, Inc., dated February 10, 2003 (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 21, 2003 filed on February 14, 2003)

3.1

Articles of Incorporation of the Company, as amended (incorporated by reference to exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended September 30, 1997 filed on November 6, 1997).

3.2

Statement with Respect to Shares of Series A Convertible Preferred Stock of the Company dated May 30, 2003 (incorporated by reference to exhibit 3.1 to Amendment No. 5 to the Company's registration statement on Form S-3, No. 333-102525 filed on June 25, 2003).

3.3	By-Laws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 20, 2002 filed on July 2, 2001).

4.1

Indenture dated June 2, 2003 among the Company, the subsidiary guarantors (as defined therein) and Manufacturers and Traders Trust Company, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed June 3, 2003).

4.2

Form of 11 7/8% Senior Secured Note (incorporated by reference to Exhibit A to the Indenture dated June 2, 2003 among the Company, the subsidiary guarantors (as defined therein) and Manufacturers and Traders Trust Company, as trustee, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K on June 3, 2003).

10.1	Company's 1995 Stock Option Plan (incorporated by reference to an exhibit to the Company's Registration Statement on Form SB-2 (No. 333-116) filed on January 5, 1996).

10.2	Form of Non-Plan Stock Option Agreement (incorporated by reference to an exhibit to the Company's Registration Statement on Form S-18 (No. 33-55562-NY) filed on December 8, 1992).

10.3	Company's 1999 Stock Option Plan (incorporated by reference to the Company's Proxy Statement on Schedule 14A filed on February 12, 1999).

10.4

Employment Agreement between William E. Morgenstern and the Company, dated October 1, 2001 (incorporated by reference to exhibit 10.5 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001 filed on December 28, 2001).

10.5	Engagement Agreement between Gerald A. Ryan and the Company, dated October 1, 1999 (incorporated by reference to exhibit 10.6 of the Company's Annual Report on Form 10-K filed on December 22, 1999).

10.6

Consulting Agreement between the Company and McKenzie Development Corporation, dated July 21, 1995 (incorporated by reference to an exhibit 10.6 to the Company's Registration Statement on Form SB-2 (No. 333-116) filed on January 5, 1996).

10.7

Non-Competition Agreement between the Company and Steve A. McKenzie, dated July 21, 1995 (incorporated by reference to an exhibit to the Company's Registration Statement on Form SB-2 (No. 333-116) filed on January 5, 1996).

10.8

Non-Competition Agreement between the Company and Brenda G. McKenzie, dated July 21, 1995 (incorporated by reference to an exhibit to the Company's Registration Statement on Form SB-2 (No. 333-116) filed on January 5, 1996).

10.9

Non Competition Agreement between the Company and George D. Johnson, Jr. dated September 1, 1998 (incorporated by reference to exhibit 10.1 to the Company's Registration Statement on Form S-4 (No. 333-66955) filed on November 6, 1998).

10.10

Credit Agreement dated September 23, 1999 by and among the Company, the lenders party thereto and National City Bank of Pennsylvania, as administrative agent, Bank of America, as documentation agent and Bank of Montreal and Harris Bank, as syndication agents ("Credit Agreement"), as amended by Amendment No. 1 dated November 19, 1999 (incorporated by reference to the Company's Proxy Statement on Schedule 14A filed on February 12, 1999)

10.11

Non-Compete Agreement between the Company, South Carolina Rentals, Inc. Paradise Valley Holdings, Inc., L & B Rents, Inc. and James S. Archer, dated January 7, 1998 (incorporated by reference to exhibit 10.19 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 filed December 30, 1998)

10.17

Purchasing Agreement between Gateway Companies, Inc. and the Company dated April 28, 2000 (incorporated by reference to exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 filed on July 2, 2001).

10.18

Common Stock Purchase Agreement made as of May 1, 2000, between Gateway Companies, Inc. and the Company (incorporated by reference to exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 filed on July 2, 2001).

10.19

Employment Agreement between William McDonnell and the Company dated February 1, 2000 (incorporated by reference to exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 filed on July 2, 2001).

10.20

Separation Agreement between Jeffrey A. Conway and the Company dated as of December 28, 2000 (incorporated by reference to exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 filed on July 2, 2001).

10.21

Employment Agreement between William Short and the Company dated as of July 1, 2002 (incorporated by reference to exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 filed on February 14, 2003).

10.23

Common Stock and Warrant Purchase Agreement among the Company and Calm Waters Partnership, Walter H. Morris and Charles A. Paquelet (with form of warrant attached) (incorporated by reference to exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed on May 14, 2003 ).

10.24

Registration Rights Agreement between the Company and Calm Waters Partnership, Walter H. Morris and Charles A. Paquelet (incorporated by reference to exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed on May 14, 2002)

10.27

Credit Agreement dated as of June 2, 2003 among the Company, the guarantors from time to time parties thereto, the lenders from time to time parties thereto and Harris Trust and Savings Bank, as administrative agent, National City Bank of Pennsylvania, as syndication agent, and BMO Nesbit Burns, as lead arranger (incorporated by reference to exhibit 10.2 to the Company's Current Report on Form 8-K filed June 3, 2003).

10.28

Inter-creditor Agreement dated as of June 2, 2003 among Harris Trust and Savings Bank, as senior agent, Manufacturers and Traders Trust Company, as trustee and collateral agent under the Indenture, and the Company (incorporated by reference to exhibit 10.3 to the Company's Current Report on Form 8-K filed June 3, 2003).

10.29

Registration Rights Agreement dated May 23, 2003 among the Company, Citigroup Global Markets, Inc., as the initial purchaser, and the subsidiary guarantors signatory thereto (incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K filed June 3, 2003).

10.30

Securities Purchase Agreement dated June 2, 2003 among the Company and the investors listed on the schedule of buyers attached thereto (incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K filed June 3, 2003).

10.31

Registration Rights Agreement dated June 2, 2003 among the Company and the buyers of the Series A Convertible Preferred Stock (incorporated by reference to exhibit 10.2 to the Company's Current Report on Form 8-K filed June 3, 2003).

10.32

First Omnibus Amendment to Credit and Security Agreement dated July 2 2003 (incorporated by reference to exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003).

21.1	Subsidiaries of the Company (incorporated by reference to the exhibit 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001 filed on December 28, 2001).

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to Section 906 of Sarbanes-Oxley Action of 2002

* Filed herewith