Form 10-Q
period 2003-12-31
RENT WAY INC
filed 2004-02-13
CIK 893046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [  ]    No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 9, 2004

Common Stock	26,148,676

RENT-WAY, INC.

RENT-WAY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts in thousands)

	DECEMBER 31,	SEPTEMBER 30,
	2003	2003

	(unaudited)
ASSETS
Cash and cash equivalents	$5,715	$3,303
Restricted cash	—	10,000
Prepaid expenses	4,903	8,144
Income tax receivable	4,245	4,245
Rental merchandise, net	198,884	171,982
Rental merchandise credits due from vendors	3,913	4,156
Property and equipment, net	39,162	38,765
Goodwill	188,499	188,499
Deferred financing costs, net	7,972	8,316
Intangible assets, net	388	503
Other assets	9,071	19,946

Total assets	$462,752	$457,859

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable	$32,191	$30,244
Other liabilities	49,050	85,328
Deferred tax liability	6,310	4,915
Debt	252,418	214,592

Total liabilities	339,969	335,079
Contingencies	—	—
Convertible redeemable preferred stock	21,787	15,991
Shareholders’ equity:
Preferred stock, without par value; 1,000,000 shares authorized; 1,500 shares issued and outstanding as Series A convertible preferred shares	—	—
Common stock, without par value; 50,000,000 shares authorized; 26,135,336 and 26,022,037 shares issued and outstanding per period, respectively	303,920	303,220
Common stock warrants; 0 and 100,000 outstanding, respectively	—	156
Option to purchase convertible preferred stock	142	142
Accumulated other comprehensive loss	(192)	(69)
Accumulated deficit	(202,874)	(196,660)

Total shareholders’ equity	100,996	106,789

Total liabilities and shareholders’ equity	$462,752	$457,859

The accompanying notes are an integral part of these financial statements.

RENT-WAY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended
	December 31,

	2003	2002

REVENUES:
Rental revenue	$102,428	$96,787
Prepaid phone service revenue	6,190	9,261
Other revenues	14,991	13,790

Total revenues	123,609	119,838
COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
Rental merchandise	32,872	28,693
Property and equipment	3,982	5,656
Amortization of intangibles	115	478
Cost of prepaid phone service	3,979	5,727
Salaries and wages	33,642	33,745
Advertising, net	6,129	8,760
Occupancy	8,701	7,660
Other operating expenses	25,670	24,625

Total costs and operating expenses	115,090	115,344

Operating income	8,519	4,494
OTHER INCOME (EXPENSE):
Interest expense	(7,859)	(8,698)
Interest income	770	11
Amortization and write-off of deferred financing costs	(344)	(398)
Other income (expense)	(4,236)	1,487

Loss before income taxes and discontinued operations	(3,150)	(3,104)
Income tax expense	1,395	1,430

Loss before discontinued operations	(4,545)	(4,534)
Loss from discontinued operations	(1,272)	(827)

Net loss	(5,817)	(5,361)
Dividend and accretion of preferred stock	(395)	—

Net loss allocable to common shareholders	$(6,212)	$(5,361)

LOSS PER COMMON SHARE (NOTE 4):
Basic loss per common share:
Loss before discontinued operations	$(0.17)	$(0.18)

Net loss allocable to common shareholders	$(0.24)	$(0.21)

Diluted loss per common share:
Loss before discontinued operations	$(0.17)	$(0.18)

Net loss allocable to common shareholders	$(0.24)	$(0.21)

Weighted average common shares outstanding:
Basic	26,078	25,686

Diluted	26,078	25,686

The accompanying notes are an integral part of these financial statements.

RENT-WAY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts in thousands)
(Unaudited)

	Three Months Ended
	December 31,

	2003	2002

OPERATING ACTIVITIES:
Net loss	$(5,817)	$(5,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	1,272	827
Depreciation and amortization	37,271	34,988
Deferred income taxes	1,395	1,430
Market adjustment for interest rate swap derivative	(1,293)	(1,205)
Market adjustment for preferred stock conversion option derivative	5,703	—
Write-off of property and equipment	139	102
Gain on sale of assets	—	(195)
Changes in assets and liabilities:
Restricted cash	10,000	—
Prepaid expenses	3,241	466
Rental merchandise	(59,774)	(53,900)
Rental merchandise deposits and credits due from vendors	243	75
Income tax receivable	—	4
Other assets	344	(392)
Accounts payable	9,334	3,875
Other liabilities	(22,104)	3,261

Net cash used in continuing operations	(20,046)	(16,025)
Net cash used in discontinued operations	(245)	(2,205)

Net cash used in operating activities	(20,291)	(18,230)

INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	—	(259)
Purchases of property and equipment	(1,981)	(1,991)
Proceeds from sale of stores and other assets	—	303

Net cash used in investing activities	(1,981)	(1,947)

FINANCING ACTIVITIES:
Proceeds from borrowings	64,000	174,000
Payments on borrowings	(29,255)	(166,170)
Payments on note for settlement of class action lawsuit	(1,000)	—
Payments on capital leases	(1,913)	(2,688)
Book overdraft	(7,389)	13,509
Issuance of common stock	544	—
Dividends paid	(303)	—
Payment of loans by directors	—	251
Interest on shareholder loans	—	(3)

Net cash provided by financing activities	24,684	18,899

Increase (decrease) in cash and cash equivalents	2,412	(1,278)
Cash and cash equivalents at beginning of period	3,303	7,295

Cash and cash equivalents at end of period	$5,715	$6,017

The accompanying notes are an integral part of these financial statements.

RENT-WAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except per share data)
(Unaudited)

1. SUMMARY OF CRITICAL ACCOUNTING POLICIES:

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

These financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

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

RESTRICTED CASH. The Company entered into an agreement settling the class action, on April 18, 2003, which was approved by the court on December 23, 2003. The settlement required the Company to pay $25,000 to the class. The $25,000 payment consisted of $21,000 in cash and $4,000 in two-year, unsecured subordinated notes payable bearing interest at 6%. Of the $21,000 payable in cash, $11,000 was funded from available insurance proceeds. The remaining $10,000, which was previously funded into escrow was reflected as restricted cash on the condensed consolidated balance sheet at September 30, 2003 and was subsequently paid.

CONVERTIBLE REDEEMABLE PREFERRED STOCK. On June 2, 2003, the Company sold $15,000 in newly authorized convertible redeemable preferred stock through a private placement. The proceeds of $14,119, net of issuance costs of $881, were used to repay the previous senior credit facility. The net proceeds are classified outside of permanent equity because of the mandatory redemption date and other redemption provisions, except for $142 classified as option to purchase convertible preferred stock included in permanent equity (see Note 9).

DEFERRED FINANCING COSTS. Deferred financing costs consists of bond issuance costs and loan origination costs which were incurred in connection with the sale of $205,000 of senior secured notes and a new $60,000 revolving credit facility that was closed June 2, 2003. The bond issuance costs of $6,711 are amortized on a straight-line basis over the seven-year term of the bonds. The loan origination costs of $2,062 are amortized on a straight-line basis over the five-year bank credit agreement. There was no material difference had the effective interest method of amortization been used. Deferred financing cost amortization was $344 and $398 for the three-months ended December 31, 2003 and 2002, respectively.

COMPANY INSURANCE PROGRAMS. For fiscal years 2004 and 2003, the Company is primarily self-insured for health insurance. The self-insurance liability for health costs is determined based on funding factors determined by cost plus rates for a fully insured plan and monthly headcount. The contracted rate is determined based on experience, prior claims filed and an estimate of future claims. A retrospective adjustment for over (under) funding of claims is recorded when determinable and probable.

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

RECLASSIFICATIONS. Certain amounts in the condensed consolidated balance sheet for September 30, 2003, the condensed consolidated statement of operations for the three-months ended December 31, 2002 and the condensed consolidated statement of cash flows for the three-months ended December 31, 2002, were reclassified to conform to the December 31, 2003 presentation.

2. DISCONTINUED OPERATIONS:

On December 17, 2002, the Company entered into a definitive purchase agreement to sell rental merchandise and related contracts of 295 stores to Rent-A-Center, Inc. for approximately $101,500. These stores were all included in the household rental segment. Rent-A-Center, Inc. purchased certain fixed assets and assumed related store leases of 125 of these stores. The transaction closed on February 8, 2003. The final purchase price for the stores was approximately $100,400. As required under the Company’s credit agreement, all proceeds of the sale, net of transaction costs, store closing and similar expenses, were used to pay existing bank debt. Of the approximate $100,400 purchase price, $10,000 was held back by Rent-A-Center, Inc. to secure the Company’s indemnification obligations, $5,000 for 90 days following closing, which was refunded to the Company in May 2003, and an additional $5,000 for 18 months following closing. The Company recorded a receivable for this based upon its ability to fully satisfy the indemnification obligations of the agreement. The $5,000 held back by Rent-A-Center, Inc. for 18 months was discounted by $820 and recorded at its present value. The $820 discount will be amortized into income over the 18-month hold back period. Also, there was a $24,500 escrow held by National City Bank, which was used to pay transaction costs, store closing and similar expenses. The balance of this escrow, approximately $3,000, was used to pay down debt at the closing of the refinancing on June 2, 2003. The assets sold included rental merchandise, vehicles under capital leases and certain fixed assets. Vehicle lease obligations were paid by the Company out of the proceeds from the sale.

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

Related operating results have been reported as discontinued operations in accordance with SFAS 144. The Company has reclassified the results of operations of the component to be disposed for the prior period in accordance with provisions of SFAS 144. There have been no corporate expenses (including advertising expense) included in expenses from discontinued operations. Interest on debt that is required to be repaid as a result of the disposal transaction is allocated to income (loss) from discontinued operations. The effective interest rate on the outstanding debt of the Company at the end of the period reported is applied to the $68,643 estimated debt pay-down from the proceeds. The amount of interest reclassified to loss from discontinued operations is $0 and $2,072 for the three-month periods ended December 31, 2003 and 2002, respectively. Revenues and net income (loss) from the discontinued operations were as follows:

RENT-WAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Three Months Ended
	December 31, 2003		December 31, 2002

Operating revenues	$—		$31,290
Operating expenses from discontinued operations (including exit costs) (1)	(1,272	) (2)	(28,678)
Rental merchandise fair value adjustment	—		(1,367)
Interest expense	—		(2,072)

Net loss from discontinued operations	$(1,272)		$(827)

(1)	The Company recorded exit costs associated with the operation and transition of the stores to Rent-A-Center, Inc. for 30 days after closing, and monthly rent and common area maintenance charges until leases are terminated or expired, in accordance with SFAS 146.

(2)	This includes $1,000 of write-off of leasehold improvements.

There were no assets or liabilities held for sale included in the Consolidated Balance Sheet as of December 31, 2003 and September 30, 2003.

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

	Fixed	Lease
	Asset	Termination
	Write Offs	Costs	Total

Balance at September 30, 2002	$—	$2,135	$2,135

Fiscal 2003 Provision	2,299	488	2,787
Amount utilized in fiscal 2003	(2,299)	(1,628)	(3,927)

Balance at September 30, 2003	—	995	995

Fiscal 2004 Provision (Q1)	90	35	125
Amount utilized in Fiscal 2004 (Q1)	(90)	(87)	(177)

Balance at December 31, 2003	$—	$943	$943

Lease termination costs will be paid according to the contract terms.

During the second quarter of fiscal year 2003, the Company formulated a plan to restructure the corporate office through reductions in the corporate workforce to rationalize corporate costs for the remaining stores and to sublease, assign or terminate operating leases that the Company would no longer operate as a rent-to-own business activity subsequent to the sale to Rent-A-Center, Inc. There were no restructuring costs for the three-months ending December 31, 2003 and 2002.

4.     LOSS PER COMMON SHARE:

Basic loss per common share is computed using loss available to common shareholders divided by the weighted average number of common shares outstanding. Diluted loss per common share is computed using loss available to common shareholders and the weighted average number of shares outstanding adjusted for the potential impact of options, warrants, conversion of convertible redeemable preferred stock, convertible preferred stock conversion derivative, dividends on convertible preferred stock and accretion of convertible preferred stock discount where the effects are dilutive. Because operating results were a loss for the three-month period ended December 31, 2003, and 2002, basic and diluted loss per common share were the same.

The following table discloses the reconciliation of numerators and denominators of the basic and diluted loss per share computation:

RENT-WAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,

COMPUTATION OF EARNINGS (LOSS) PER SHARE:	2003	2002

BASIC
Loss before discontinued operations	$(4,545)	$(4,534)
Loss from discontinued operations	(1,272)	(827)

Net loss	(5,817)	(5,361)
Accrued deemed dividend and accretion of preferred stock	(395)	—

Net loss allocable to common shareholders	$(6,212)	$(5,361)

Weighted average common shares outstanding	26,078	25,686

Loss per share:
Loss before discontinued operations	$(0.17)	$(0.18)
Loss from discontinued operations	(0.05)	(0.03)
Accretion of preferred stock	(0.02)	—

Net loss allocable to common shareholders	$(0.24)	$(0.21)

DILUTED
Net loss allocable to common shareholders for basic earnings (loss) per share	$(6,212)	$(5,361)
Plus: income impact of assumed conversion:
Conversion derivative market value adjustment (2)	—	—
Dividends on 8% convertible preferred stock (2)	—	—
Accretion to preferred stock redemption amount (2)	—	—

Net loss allocable to common shareholders for diluted earnings (loss) per share and assumed conversion	$(6,212)	$(5,361)

Weighted average common shares used in calculating basic earnings (loss) per share	26,078	25,686
Add incremental shares representing:
Shares issuable upon exercise of stock options and warrants (1)	—	—
Contingent shares issuable upon the exercise of warrants to purchase 8% convertible preferred stock (2)	—	—
Shares issuable upon conversion of 8% convertible preferred stock (2)	—	—

Weighted average number of shares used in calculation of diluted loss per share	26,078	25,686

Loss per share:
Loss before discontinued operations	$(0.17)	$(0.18)
Income (loss) from discontinued operations	(0.05)	(0.03)
Accretion to preferred stock redemption amount	(0.02)	—

Net loss allocable to common shareholders	$(0.24)	$(0.21)

(1)	Including the effects of these items for the periods ended December 31, 2003 and 2002 would be anti-dilutive. Therefore 1,730 and 7,854 of anti-dilutive common shares are excluded from consideration in the calculation of diluted loss per share for the three-months ended December 31, 2003, and December 31, 2002, respectively. There were also 4,186 contingent warrants not included in the computation of diluted earnings per common share because they were anti-dilutive for the quarter ended December 31, 2002.

(2)	Including the effects of these items for the three-month period ended December 31, 2003 would be anti-dilutive. Therefore, 752 contingent shares issuable upon exercise of warrants to purchase 8% convertible preferred stock and 2,500 shares issuable upon conversion of 8% convertible preferred stock are excluded from consideration in the calculation of diluted earnings (loss) per share for the three-months ended December 31, 2003. There were conversion derivative market value adjustments of $5,703, dividends on convertible preferred stock of $303 and accretion to preferred stock redemption in the amount of $92 which were not added back to net income (loss) allocable to common shareholders for basic earnings (loss) per share on the diluted earnings (loss) per share because including the effects of these items would be anti-dilutive.

5. GOODWILL—ADOPTION OF STATEMENT 142:

Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 requires that intangible assets not subject to amortization and goodwill be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. SFAS 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment while the second phase, if necessary, measures the impairment. Amortization of goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, ceased upon adoption. Thus, no amortization for such goodwill and indefinite lived intangibles was recognized in the accompanying condensed consolidated statements of operations for the three-months ended

RENT-WAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except per share data)
(Unaudited)

December 31, 2003 and 2002. On an annual basis and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and a write down may be necessary.

The Rent-A-Center transaction (see Note 2) was an event that triggered an impairment assessment under the provisions of SFAS 142. The Company performed an impairment test of the carrying value of goodwill remaining after allocation of the fair value of goodwill to the assets held for sale as set forth in the Rent-A-Center purchase agreement as of December 17, 2002, the date of the agreement. There was no impairment of goodwill as a result of this assessment.

The following table shows the net carrying value of goodwill as of December 31, 2003, and September 30, 2003, for the Company’s segments:

	Household Rental	Prepaid Telephone	Total
	Segment	Service Segment	Segments

Goodwill	$181,905	$6,594	$188,499

The following tables reflect the components of amortizable intangible assets at December 31, 2003 and September 30, 2003:

	Purchase	Cumulative	Net Carrying
Balance at December 31, 2003:	Amount	Amortization	Amount

Amortizable intangible assets:
Non-compete agreements	$2,430	$(2,068)	$362
Customer contracts	142	(116)	26

	$2,572	$(2,184)	$388

	Purchase	Cumulative	Net Carrying
Balance at September 30, 2003:	Amount	Amortization	Amount

Amortizable intangible assets:
Non-compete agreements	$2,630	$(2,177)	$453
Customer contracts	1,164	(1,114)	50
Exclusivity agreement	2,050	(2,050)	—

	$5,844	$(5,342)	$503

At December 31, 2003, future aggregate annual amortization of amortizable intangible assets is as follows:

Fiscal Year	Amount

Remaining 2004	$277
2005	97
2006	10
2007	4

$388

There were no changes to the amortization methods and lives of the amortizable intangible assets.

6. OTHER ASSETS:

     Other assets consist of the following:

	December 31,	September 30,
	2003	2003

Receivable from insurance proceeds	$—	$11,000
Receivable from sale to Rent-A-Center	4,669	4,532
Other receivables	1,871	1,664
Deposits	740	752
Prepaid tax	391	406
Other	1,400	1,592

Other assets, continuing operations	$9,071	$19,946

RENT-WAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except per share data)
(Unaudited)

7. OTHER LIABILITIES:

     Other liabilities consist of the following:

	December 31,	September 30,
	2003	2003

Accrual for settlement of class action lawsuit	$—	$25,000
Accrued salaries, wages, tax and benefits	3,985	13,165
Capital lease obligations	13,954	12,303
Accrued preferred dividend and interest	1,928	8,883
Vacant facility lease obligations	4,850	5,495
Swap liability	3,843	5,136
Accrued property taxes	3,782	4,568
Accrued vacation	3,299	2,899
Accrued sales and use tax	1,911	1,593
Other	11,498	6,286

Other liabilities, continuing operations	$49,050	$85,328

8. DEBT:

     Debt consists of the following:

	December 31,	September 30,
	2003	2003

Senior secured notes	$201,602	$201,521
Revolving credit facility	47,750	13,000
Notes payable lawsuit settlement	3,000	—
Note payable	66	71

	$252,418	$214,592

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

The secured notes were offered at a discount of $3,583, which is being amortized using the effective interest method, over the term of the secured notes. Amortization of the discount was $80 for the three-month period ending December 31, 2003 and is recorded as interest expense. Costs representing underwriting fees and other professional fees of $6,711 are being amortized, using the effective interest method, over the term of the secured notes. The secured notes rank senior in right to all of the Company’s existing and future subordinated debt, have a lien position

RENT-WAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except per share data)
(Unaudited)

ranking second to the bank revolving credit facility and effectively junior in right of payment to all existing and future debt and other liabilities of the Company’s subsidiaries that are not subsidiary guarantors. The secured notes contain covenants that will, among other things, limit the Company’s ability to incur additional debt, make restricted payments, incur any additional liens, sell certain assets, pay dividend distributions from restricted subsidiaries, transact with affiliates, conduct certain sale and leaseback transactions and use excess cash flow.

The Company is in compliance with covenants at December 31, 2003, and expects to comply with covenants based upon its fiscal 2004 projections.

The Company’s new revolving credit facility has the following material terms. The facility is with Harris Trust and Savings Bank, acting as administrative agent, and Bank of Montreal as lead arranger, and provides for National City Bank to act as syndication agent and provides for senior secured revolving loans of up to $60,000 including a $15,000 sub-limit for standby and commercial letters of credit and a $5,000 swingline sub-limit. The credit facility will expire five years from closing (June 2, 2008). The balance outstanding at December 31, 2003 was $47,750 with $3,550 available at December 31, 2003. Deferred financing costs of $2,062 are being amortized over the 5-year term of the bank agreement. The credit facility is guaranteed by all of the wholly owned domestic subsidiaries and collateralized by first priority liens on substantially all of the Company’s and subsidiary guarantors’ assets, including rental contracts and the stock held in domestic subsidiaries. The Company may elect that each borrowing of revolving loans be either base rate loans or Eurodollar loans. The Eurodollar loans bear interest at a rate per annum equal to an applicable margin plus LIBOR adjusted for a reserve percentage. Under the base rate option, the Company will borrow money based on the greater of (a) the prime interest rate or (b) the federal funds rate plus 0.50%, plus, in each case, a specified margin. A 0.50% commitment fee will be payable quarterly on the unused amount of the revolving credit facility. Upon a default, interest will accrue at 2% over the applicable rate. The Company will be required to make specified mandatory prepayments upon subsequent debt or equity offerings and asset dispositions.

The Company’s note payable for lawsuit settlement was agreed to in the settlement of the class action lawsuit. The note payable is a $4,000 unsecured subordinated note, which bears interest at 6% annually and is payable in four equal installments over two years, payable on June 30 and December 31, commencing December 31, 2003.

9.     CONVERTIBLE REDEEMABLE PREFERRED STOCK:

On June 2, 2003, the Company issued 1,500 shares of its Series A convertible preferred stock, for $10,000 per share (the “convertible preferred stock”) and granted a one-year option to purchase an additional 500 shares of convertible preferred stock (the “additional preferred shares”). The net proceeds from the sale of the convertible preferred stock were used to repay the senior credit facility. The net proceeds of $14,119 from the issuance of the convertible preferred stock are net of issuance costs of $881, and are classified outside of permanent equity because of the redemption date and other redemption provisions except for $142 classified as option to purchase convertible preferred stock included in permanent equity. The convertible preferred stock is being accreted to its maximum redemption amount possible pursuant to Topic D-98, “Classification and Measurement of Redeemable Securities,” using the effective interest method from the issuance date to the 7-year redemption date.

The terms of the convertible preferred stock include a number of conversion and redemption provisions that represent derivative financial instruments under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) (See Note 12). Certain features of the convertible preferred stock are accounted for as embedded derivative financial instruments. The Company has determined that the option to purchase additional preferred shares is an embedded derivative financial instrument that qualifies for scope exemption under the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF-0019”). As such, this derivative was initially required to be bifurcated and recorded at fair value upon issuance but does not require mark to market accounting. The market value of this derivative financial instrument is $142 and is recorded as option to purchase convertible preferred stock in the equity section of the consolidated balance sheet. The Company also has determined the convertible feature of the convertible preferred stock is a derivative financial instrument that does not qualify for scope exemption under EITF 00-19; and, is required to be bifurcated, recorded at fair value, and marked to market. The market value of this derivative financial instrument is $16,213 at December 31, 2003, and is recorded in convertible redeemable preferred stock in the consolidated balance sheet. The fair values of the derivatives were determined with the assistance of an independent valuation firm.

RENT-WAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except per share data)
(Unaudited)

Dividends. Dividends will accrue daily at a rate of 8.0% per annum. Dividends on the preferred stock will be payable on the first day of each calendar quarter in cash or in shares of Company common stock at the Company’s option; provided, however, that if the Company elects to pay dividends in shares of common stock, (i) a registration statement must be effective with respect to such shares of common stock and (ii) the payment would be at 95% of the arithmetic average of the daily volume weighted average prices of the common stock for the five trading days immediately preceding the second trading day prior to the applicable dividend payment date. The Company is required to pay dividends in cash if a triggering event occurs. Dividends not paid within five business days of the dividend payment date bear interest at 15.0% per annum until paid in full. During the period commencing upon the occurrence of a share liquidity event and ending when such event is cured, the dividend rate shall increase to 15% per annum. Preferred dividends of $303 were accrued and charged to accumulated deficit for the three-month period ending December 31, 2003.

10.     STOCK OPTIONS:

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

For SFAS No. 148 purposes, the fair value of each option granted under the 1992 Plan, the 1995 Plan, and the 1999 Plan is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for options granted in fiscal years 2000 through 2004: expected volatility ranging from 47.41% to 99.61%, risk-free interest rates between 2.91% and 6.81%, and an expected life of five years.

If the Company had elected to recognize the compensation cost of its stock option plans based on the fair value of the awards under those plans in accordance with SFAS No. 148, net loss and loss per common share would have been increased to the pro-forma amounts below:

	For the Three-Month Period Ended December 31,
	2003	2002

Net loss before discontinued operations:
As reported	$(4,545)	$(4,534)
Compensation expense	(33)	(295)

Pro-forma	$(4,578)	$(4,829)

Net loss allocable to common shareholders:
As reported	$(6,212)	$(5,361)
Compensation expense	(33)	(295)

Pro-forma	$(6,245)	$(5,656)

Diluted loss per common share:
Net loss before discontinued operations:
As reported	$(0.17)	$(0.18)

Pro-forma	$(0.17)	$(0.19)

Net loss allocable to common shareholders:
As reported	$(0.24)	$(0.21)

Pro-forma	$(0.24)	$(0.22)

There were 80 options granted during fiscal year 2004 through December 31, 2003; 45 granted October 1, with a grant price of $5.34, expiring in 2008 and 35 granted October 29, with a grant price of $5.80, expiring in 2009.

11.     SHAREHOLDERS’ EQUITY:

On April 18, 2002, the Company sold 1.0 million restricted common shares and warrants to receive 100,000 common shares to Calm

RENT-WAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except per share data)
(Unaudited)

Waters Partnership and two other investors (the “Investors”) for $6,000. The warrants had an exercise price of $9.35 per share, which was reduced to $4.90 per share pursuant to anti-dilution adjustments. The Company re-measured the value of the warrants in accordance with the arrangement and reclassified the change to common stock from warrants. These warrants were exercised in November 2003.

12.     DERIVATIVE FINANCIAL INSTRUMENTS:

On June 2, 2003, the Company issued 1,500 shares of convertible redeemable preferred stock (see Note 9). The terms of this preferred stock include a number of conversion and redemption provisions that represent derivatives under SFAS No. 133. The Company has determined that the option to purchase additional preferred shares is an embedded derivative financial instrument that qualifies for SFAS 133 scope exemption under the provisions of EITF 00-19. As such this derivative was initially bifurcated and recorded in shareholders’ equity. This derivative does not require mark to market accounting and is accreted into convertible redeemable preferred stock over the one-year option period.

The Company also has determined the convertible feature of the convertible redeemable preferred stock is a derivative financial instrument that does not qualify for SFAS 133 scope exemption under EITF 00-19. It was bifurcated and recorded in the temporary equity classification on the balance sheet. The positive change in the fair market value of the convertible feature from September 30, 2003 to December 31, 2003 was $5,703, which was recorded as an expense to other income (expense) in the Company’s condensed consolidated statements of operations.

At December 31, 2003, the Company had interest rate swaps on a notional debt amount of $51,400 and a fair market value of ($3,843). The variable pay interest rate ranges from 5.09% to 6.97%. The maturity dates run through August 2005.

The Company’s interest rate swaps do not meet the qualifications for hedge accounting treatment under SFAS No. 133. The Company’s positive change in the fair market value of the interest rate swap portfolio was $1,293 for the three months ended December 31, 2003. This was recorded to other income in the Company’s condensed consolidated statements of operations.

13.     COMPREHENSIVE INCOME:

Comprehensive income encompasses net income and changes in the components of accumulated other comprehensive income not reflected in the Company’s condensed consolidated statements of operations during the periods presented. Accumulated other comprehensive income consists of the transition asset recorded at the time of adoption of SFAS No. 133.

	Other Comprehensive	Accumulated Other
	Income (Loss)	Comprehensive Income (Loss)

Net loss for the three months ended December 31, 2003	$(5,817)	$—
SFAS 133 Transition amount	—	(69)
Amortization of SFAS 133 Transition amount	(123)	(123)

Total for the three months ended December 31, 2003	$(5,940)	$(192)

14. CONTINGENCIES:

As previously reported, the Company, its former independent accountants, and certain of its current and former officers were named in a consolidated class action complaint filed in the U.S. District Court for the Western District of Pennsylvania alleging violations of the securities laws and seeking damages in unspecified amounts purportedly on behalf of a class of shareholders. On April 18, 2003, the Company entered into an agreement settling the class action. The settlement required the Company to pay the class the sum of $25,000, with $21,000 in cash and $4,000 in 6% unsecured subordinated notes payable in four equal installments over two years commencing December 31, 2003. Of the $21,000 payable in cash, $11,000 has been funded from available insurance proceeds, the remaining $10,000 was funded into escrow and was classified as restricted cash on the consolidated balance sheet at September 30, 2003. The settlement agreement provided for the release of the Company and all other defendants except the Company’s former

RENT-WAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except per share data)
(Unaudited)

controller and the Company’s former independent accountants. The settlement received court approval and became final by virtue of an order dated December 22, 2003.

The Company is subject to legal proceedings and claims in the ordinary course of its business that have not been finally adjudicated. Certain of these cases, exclusive of the class action mentioned above, have resulted in initial claims totaling $6,610. However, all but $137 of such claims are, in the opinion of management, covered by insurance policies or indemnification agreements, or create only remote potential of any liability exposure to the Company and therefore should not have a material effect on the Company’s financial position, results of operations or cash flows. Additionally, threatened claims exist for which management is not yet able to reasonably estimate a potential loss. In management’s opinion, none of these threatened claims will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company is primarily self-insured for health insurance. The self-insurance liability for health costs is determined based on funding factors determined by cost plus rates for a fully insured plan and monthly headcounts. The contracted rate is determined based on experience, prior claims filed and an estimate of future claims. A retrospective adjustment for over (under) funding of claims is recorded when determinable and probable.

15.     INCOME TAXES:

During the first quarter of fiscal 2004 the Company recorded income tax expense of $1,395 million due to the Company’s inability to book the reversal of the deferred tax liability associated with tax deductible goodwill to offset a portion of its deferred tax asset following the adoption of SFAS 142. The deferred tax asset, net of liabilities excluding goodwill, decreased from $73,095 at September 30, 2003, to $71,286 at December 31, 2003. This represented a decrease of $1,809 for the quarter. A full valuation allowance has been provided against the deferred tax asset. A deferred tax liability of $6,310 has been established for goodwill.

16.     SEGMENT INFORMATION:

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

	Household	Prepaid Telephone	Inter-segment
For the three months ended December 31, 2003	Rental Segment	Service Segment	Activity	Total Segments

Total revenue	$117,603	$6,190	$(184)	$123,609

Operating income (loss)	$9,101	$(612)	$30	$8,519

Net loss	$(5,182)	$(635)	$—	$(5,817)

Total Assets	$463,133	$3,640	$(4,021)	$462,752

	Household	Prepaid Telephone	Inter-segment
For the year ended September 30, 2003	Rental Segment	Service Segment	Activity	Total Segments

Total revenues	$457,279	$35,351	$(1,320)	$491,310

Operating income	$36,421	$(179)	$251	$36,493

Net income (loss)	$(29,205)	$(304)	$(132)	$(29,377)

Total Assets	$457,241	$3,948	$(3,330)	$457,859

17. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES:

RENT-WAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except per share data)
(Unaudited)

The 11 7/8% senior secured notes issued by Rent-Way, Inc. (“Parent”) have been guaranteed by each of its restricted subsidiaries (“Guarantor Subsidiaries”). The Guarantor Subsidiaries are 100% owned subsidiaries of the Parent. The guarantees of the Subsidiary Guarantors are full, unconditional and joint and several. Separate financial statements of the Parent and Guarantor Subsidiaries are not presented in accordance with the exception provided by Rule 3-10 of Regulation S-X.

The following schedules set forth the condensed consolidating balance sheets as of December 31, 2003 and September 30, 2003 and condensed consolidating statements of operations and condensed consolidating statements of cash flows for the three-months ended December 31, 2003 and 2002. In the following schedules, “Parent” refers to Rent-Way, Inc., “Guarantor Subsidiaries” refers to Rent-Way’s wholly owned subsidiaries, and “Non-Guarantor Subsidiaries” refers to dPi, the Company’s 70% owned subsidiary. “Eliminations” represent the adjustments necessary to eliminate inter-company investment in subsidiaries.

RENT-WAY, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2003
(all dollars in thousands)

	Parent	Guarantor	Non-Guarantor		Rent-Way
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$2,696	$2,502	$517	$—	$5,715
Prepaid expenses	3,887	506	510	—	4,903
Income tax receivable	4,245	—	—	—	4,245
Rental merchandise, net	159,107	39,777	—	—	198,884
Rental merchandise credits due from vendors	3,263	650	—	—	3,913
Property and equipment, net	32,018	5,889	1,255	—	39,162
Goodwill	124,457	57,448	6,594	—	188,499
Deferred financing costs, net	7,972	—	—	—	7,972
Intangible assets, net	388	—	—	—	388
Other assets	7,364	472	1,235	—	9,071
Investment in subsidiaries	58,706	—	—	(58,706)	—

Total assets	$404,103	$107,244	$10,111	$(58,706)	$462,752

LIABILIITES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable	$26,370	$4,419	$1,402	—	$32,191
Other liabilities	35,848	10,641	2,561	—	49,050
Inter-company	(39,626)	37,954	1,672	—	—
Deferred tax liability	6,310	—	—		6,310
Debt	252,418	—	—	—	252,418

Total liabilities	281,320	53,014	5,635	—	339,969
Convertible redeemable preferred stock	21,787	—	—	—	21,787
SHAREHOLDERS’ EQUITY:
Common stock	303,920	75,248	1,600	(76,848)	303,920
Option to purchase convertible preferred stock	142	—	—	—	142
Accumulated other comprehensive income	(192)	—	—	—	(192)

RENT-WAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except per share data)
(Unaudited)

	Parent	Guarantor	Non-Guarantor		Rent-Way
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated

Retained earnings (accumulated deficit)	(202,874)	(21,018)	2,876	18,142	(202,874)

Total shareholders’ equity	100,996	54,230	4,476	(58,706)	100,996

Total liabilities and shareholders’ equity	$404,103	$107,244	$10,111	$(58,706)	$462,752

RENT-WAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except per share data)
(Unaudited)

RENT-WAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2003
(all dollars in thousands)

	Parent	Guarantor	Non-Guarantor		Rent-Way
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated

REVENUES:
Rental revenues	$81,863	$20,565	$—	$—	$102,428
Prepaid phone service	—	—	6,190	—	6,190
Other revenues	12,311	2,680	—	—	14,991

Total revenues	94,174	23,245	6,190	—	123,609
COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
Rental merchandise	26,162	6,710	—	—	32,872
Property and equipment	3,035	800	147	—	3,982
Amortization of goodwill and other intangibles	86	29	—	—	115
Cost of prepaid phone service	—	—	3,979	—	3,979
Salaries and wages	26,305	6,334	1,003	—	33,642
Advertising, net	5,595	39	495	—	6,129
Occupancy	6,446	2,153	102	—	8,701
Other operating expenses	19,998	4,809	863	—	25,670

Total costs and operating expenses	87,627	20,874	6,589	—	115,090

Operating income(loss)	6,547	2,371	(399)	—	8,519
OTHER INCOME (EXPENSE):
Interest expense	(8,169)	310	—	—	(7,859)
Interest income	769	—	1	—	770
Amortization - deferred financial costs	(344)	—	—	—	(344)
Other income (expense), net	(4,271)	35	—	—	(4,236)
Equity in net income of subsidiaries	1,705	—	—	(1,705)	—

Income (loss) before income taxes and discontinued operations	(3,763)	2,716	(398)	(1,705)	(3,150)
Income tax expense	1,395	—	—	—	1,395

Income (loss) before discontinued operations	(5,158)	2,716	(398)	(1,705)	(4,545)
Loss from discontinued operations	(659)	(613)	—	—	(1,272)

Net income (loss)	$(5,817)	$2,103	$(398)	$(1,705)	$(5,817)

RENT-WAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except per share data)
(Unaudited)

RENT-WAY, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2003
(all dollars in thousands)

	Parent	Guarantor	Non-Guarantor		Rent-Way
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(22,469)	$2,222	$(44)	$—	$(20,291)
INVESTING ACTIVITIES:
Purchases of property and equipment	(1,721)	(203)	(57)	—	(1,981)

Net cash used in investing activities	(1,721)	(203)	(57)	—	(1,981)
FINANCING ACTIVITIES:
Proceeds from borrowings	64,000	—	—	—	64,000
Payments on borrowings	(29,255)	—	—	—	(29,255)
Payments on note for settlement of class action lawsuit	(1,000)	—	—	—	(1,000)
Payments on capital leases	(1,514)	(399)	—	—	(1,913)
Book overdraft	(7,389)	—	—	—	(7,389)
Issuance of common stock	544	—	—	—	544
Dividends paid	(303)	—	—	—	(303)

Net cash provided by (used in) financing activities	25,083	(399)	—	—	24,684

Increase (decrease) in cash and cash equivalents	893	1,620	(101)	—	2,412
Cash and cash equivalents at beginning of year	1,803	882	618	—	3,303

Cash and cash equivalents at end of year	$2,696	$2,502	$517	$—	$5,715

RENT-WAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except per share data)
(Unaudited)

RENT-WAY, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2003
(all dollars in thousands)

	Parent	Guarantor	Non-Guarantor		Rent-Way
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$1,803	$882	$618	$—	$3,303
Restricted cash	10,000	—	—		10,000
Prepaid expenses	6,476	1,190	478	—	8,144
Income tax receivable	3,461	784	—	—	4,245
Rental merchandise, net	136,797	35,185	—	—	171,982
Rental merchandise credits due from vendors	3,507	649	—	—	4,156
Property and equipment, net	31,053	6,419	1,293	—	38,765
Goodwill	124,457	57,448	6,594	—	188,499
Deferred financing costs, net	8,316	—	—	—	8,316
Intangible assets, net	503	—	—	—	503
Other assets	17,970	501	1,475	—	19,946
Investment in subsidiaries	57,001	—	—	(57,001)	—

Total assets	$401,344	$103,058	$10,458	$(57,001)	$457,859

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable	$23,992	$4,965	$1,287	—	$30,244
Other liabilities	69,507	12,820	3,001	—	85,328
Inter-company	(33,262)	31,966	1,296	—	—
Deferred tax liability	3,735	1,180	—	—	4,915
Debt	214,592	—	—	—	214,592

Total liabilities	278,564	50,931	5,584	—	335,079
Convertible redeemable preferred stock	15,991	—	—	—	15,991
SHAREHOLDERS’ EQUITY:
Common stock	303,220	75,248	1,600	(76,848)	303,220
Common stock warrants	156	—	—	—	156
Option to purchase convertible preferred stock	142	—	—	—	142
Accumulated other comprehensive income	(69)	—	—	—	(69)
Retained earnings (accumulated deficit)	(196,660)	(23,121)	3,274	19,847	(196,660)

Total shareholders’ equity	106,789	52,127	4,874	(57,001)	106,789

Total liabilities and shareholders’ equity	$401,344	$103,058	$10,458	$(57,001)	$457,859

RENT-WAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except per share data)
(Unaudited)

RENT-WAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2002
(all dollars in thousands)

	Parent	Guarantor	Non-Guarantor		Rent-Way
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated

REVENUES:
Rental revenues	$66,911	$29,876	$—	$—	$96,787
Prepaid phone service	—	—	9,261	—	9,261
Other revenues	9,654	4,136	—	—	13,790

Total revenues	76,565	34,012	9,261	—	119,838
COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
Rental merchandise	19,456	9,237	—	—	28,693
Property and equipment	4,772	748	136	—	5,656
Amortization of intangibles	406	72	—	—	478
Cost of prepaid phone service	—	—	5,727	—	5,727
Salaries and wages	22,603	9,804	1,338	—	33,745
Advertising, net	7,784	104	872	—	8,760
Occupancy	4,045	3,515	100	—	7,660
Other operating expenses	17,487	6,132	1,006	—	24,625

Total costs and operating expenses	76,553	29,612	9,179	—	115,344

Operating income	12	4,400	82	—	4,494
OTHER INCOME (EXPENSE):
Interest expense	(8,971)	277	(4)	—	(8,698)
Interest income	8	—	3	—	11
Amortization and write-off of deferred financial costs	(398)	—	—	—	(398)
Other income, net	1,372	115	—	—	1,487
Equity in losses of subsidiaries	4,409	—	—	(4,409)	—

Income (loss) before income taxes and discontinued operations	(3,568)	4,792	81	(4,409)	(3,104)
Income tax expense	1,430	—	—	—	1,430

Income (loss) before discontinued operations	(4,998)	4,792	81	(4,409)	(4,534)
Loss from discontinued operations	(363)	(464)	—	—	(827)

Net income (loss)	$(5,361)	$4,328	$81	$(4,409)	$(5,361)

RENT-WAY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands, except per share data)
(Unaudited)

RENT-WAY, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2002
(all dollars in thousands)

	Parent	Guarantor	Non-Guarantor		Rent-Way
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(19,665)	$1,466	$(31)	$—	$(18,230)
INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	(259)	—	—	—	(259)
Purchases of property and equipment	(1,798)	(185)	(8)	—	(1,991)
Proceeds from sale of stores and other assets	303	—	—	—	303

Net cash used in investing activities	(1,754)	(185)	(8)	—	(1,947)
FINANCING ACTIVITIES:
Proceeds from borrowings	174,000	—	—	—	174,000
Payments on borrowings	(166,170)	—	—	—	(166,170)
Payments on capital leases	685	(685)	—	—	—
Book overdraft	13,509	—	—	—	13,509
Deferred financing costs	(2,688)	—	—	—	(2,688)
Interest on shareholder loans	(3)	—	—	—	(3)
Payment of loans by directors/shareholders	251	—	—	—	251

Net cash provided by (used in) financing activities	19,584	(685)	—	—	18,899

Increase (decrease) in cash and cash equivalents	(1,835)	596	(39)	—	(1,278)
Cash and cash equivalents at beginning of year	4,702	2,316	277	—	7,295

Cash and cash equivalents at end of year	$2,867	$2,912	$238	$—	$6,017

18.     RECENT ACCOUNTING PRONOUNCEMENTS:

In May, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company has adopted the provisions of this Statement. The classification and measurement provisions in paragraphs 9, 10 and 22 of FAS 150 are deferred for an indefinite period for certain mandatory, redeemable, non-controlling interests with finite-lived subsidiaries.

On January 15, 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” The objective of this interpretation is to improve financial reporting by enterprises involved with variable interest entities. This interpretation is effective for financial statements issued after October 9, 2003. The application of FIN 46 would not have a material impact on the financial statements for the Company.

RENT-WAY, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

OVERVIEW

Rent-Way currently operates 753 rental-purchase stores located in 33 states, which is the second largest number of stores in the rental-purchase industry. The Company offers quality brand name home entertainment equipment, furniture, computers, major appliances, and jewelry to customers under full-service rental-purchase agreements that generally allow the customer to obtain ownership of the merchandise at the conclusion of an agreed upon rental period. The Company also provides prepaid local phone service to consumers on a monthly basis through DPI. DPI is a non-facilities based provider of local phone service.

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

CRITICAL ACCOUNTING POLICIES

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

RENT-WAY, INC.

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

Prepaid Phone Service. Prepaid phone service is provided to customers on a prepaid month-to-month basis. Prepaid phone service revenues are comprised of monthly service revenues and activation revenues. Monthly service revenues are recognized on a straight-line basis over the related monthly service period, commencing when the service period begins. The cost of monthly service is also recognized over the monthly service period and is included in “cost of prepaid phone service” in the condensed consolidated statement of operations. Activation revenues and costs are recognized on a straight-line basis over the average estimated life of the customer relationship. The Company reviews the average estimated life of the customer relationship from time to time in making this determination of average estimated life.

Convertible Redeemable Preferred Stock. The Company’s sale of convertible preferred stock in June 2003 resulted in proceeds of $14.1 million, net of issuance costs of $0.9 million, which were used to refinance the previous senior credit facility. The net proceeds are classified outside of permanent equity because of the redemption date and other redemption provisions of the preferred stock, except for $0.1 million classified as an option to purchase additional convertible preferred stock which is included in permanent equity. The Company has determined that the conversion feature of the convertible redeemable preferred stock is a derivative financial instrument that was bifurcated and recorded in temporary equity classification on the balance sheet. This derivative financial instrument is marked to market through other income (expense) in the Company’s condensed consolidated statements of operations.

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

Company Insurance Programs. For fiscal years 2004 and 2003, the Company is primarily self-insured for health insurance. The self-insurance liability for health costs is determined based on funding factors determined by cost plus rates for a fully insured plan and monthly headcount. The contracted rate is determined based on experience, prior claims filed and an estimate of future claims. A retrospective adjustment for over (under) funding of claims is recorded when determinable and probable.

Discontinued Operations. On February 8, 2003, the Company completed the definitive purchase agreement and sold rental merchandise and related contracts of 295 stores to Rent-A-Center, Inc. Rent-A-Center, Inc. purchased certain fixed assets and assumed related store leases of 125 of these stores. Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of this component have been segregated from those of continuing operations and are presented in the Company’s financial statements as discontinued operations (see Note 2 to the condensed consolidated financial statements).

Deferred Financing Costs. Deferred financing costs consists of bond issuance costs and loan origination costs incurred in connection with the sale of $205.0 million of senior secured notes and a new $60.0 million revolving credit facility that closed June 2, 2003. The bond issuance costs of $6.9 million are amortized using the effective interest method over the 7-year term of the bonds. The loan origination costs of $2.0 million are amortized over the 5-year bank credit agreement. Deferred financing costs amortization was $0.3 and $0.4 million for the three-month period ended December 31, 2003 and 2002, respectively.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from the Company’s unaudited condensed consolidated statements of operations, expressed as a percentage of revenues.

RENT-WAY, INC.

	Three Months Ended
	December 31,

	2003	2002

REVENUES:
Rental revenue	82.9%	80.8%
Prepaid phone service revenue	5.0	7.7
Other revenue	12.1	11.5

Total revenues	100.0	100.0
COSTS AND OPERATING EXPENSES:
Depreciation and amortization Rental merchandise	26.6	23.9
Property and equipment	3.2	4.7
Amortization of intangibles	0.1	0.4

Total depreciation and amortization	29.9	29.0
Cost of prepaid phone service	3.2	4.8
Salaries and wages	27.2	28.2
Advertising	5.0	7.3
Occupancy	7.0	6.4
Other operating expenses	20.8	20.5

Total costs and operating expenses	93.1	96.2

Operating income	6.9	3.8
Interest expense	(6.4)	(7.3)
Interest income	0.6	—
Amortization—deferred financing costs	(0.3)	(0.3)
Other income (expense)	(3.3)	1.2

Loss before income taxes and discontinued operations	(2.5)	(2.6)
Income tax expense	1.2	1.2

Loss before discontinued operations	(3.7)	(3.8)
Income (loss) from discontinued operations	(1.0)	(0.7)

Net loss	(4.7)%	(4.5)%

The following discussion relates only to continuing operations.

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

Total revenues. Total revenues increased $3.8 million, or 3.2% to $123.6 million from $119.8 million. The increase is attributable to an increase in revenues of $6.8 million in the household rental segment offset by a $3.1 million decrease in the prepaid telephone service segment. The $3.1 million decrease in the prepaid telephone service segment is due to a decrease in customers attributed to an increase in competition. The $6.8 million increase in revenue in the household rental segment is due a 6.6% increase in same store revenues.

Same store revenues consists of revenues from stores in the household rental segment that have been operating for more than 15 months and have had no changes affecting operations during that time, specifically, mergers, dispositions or acquisitions. The increase in the same store revenues was due to an increase in same store rental revenues, early purchase option, sales revenues and fee revenues. Same store rental revenues increased 6.1% as compared to the same period last year. This increase is primarily attributable to more rental-purchase agreements in the portfolio and improved collections in the three-month period ended December 31, 2003 as compared to the same period last year. Early purchase options and sales revenues increased 28.8% as compared to the same period last year. This increase is principally due to more customers exercising the early purchase option as a result of a “120 days same as cash” promotion that offered customers the opportunity to purchase rented merchandise at a discount. Fee revenues increased by 2.2% as compared to the same period last year. This increase is mainly attributable to an increase in rental-purchase agreements in the portfolio.

Depreciation and Amortization. Depreciation expense related to rental merchandise increased to 26.6% as a percentage of total revenues from 23.9%. This increase is primarily due to the Company adding game systems and additional computers to the product line for the holiday season in November 2003. Both items are depreciated on a straight-line basis. Also, the Company ran a promotion on big screen televisions for the holidays, which resulted in an increase in depreciation expense as a percentage of total revenues for the quarter ended December 31, 2003.

Depreciation expense related to property and equipment decreased to 3.2% as a percentage of total revenues from 4.7%. This decrease is primarily due to reduced capital spending and assets becoming fully depreciated.

RENT-WAY, INC.

Amortization of other intangibles decreased to 0.1% from 0.4% as a percentage of total revenues. This is due to the expiration of the amortization periods for certain non-compete agreements and customer contracts. On October 1, 2001, the Company adopted SFAS 142. SFAS 142 requires the cessation of amortization of goodwill and other indefinite-lived intangibles on the balance sheet. Goodwill and other indefinite lived intangibles on the balance sheet are tested for impairment at least annually.

Cost of Prepaid Phone Service. The cost of prepaid phone service decreased to $4.0 million or 3.2% of total revenues from $5.7 million, or 4.7% as a percentage of total revenues. The cost of prepaid phone service as a percentage of prepaid phone service revenue increased to 64.3% from 61.1%. This decrease of $1.7 million is primarily due to the decrease in the number of customers.

Salaries and Wages. Salaries and wages decreased by $0.1 million to $33.6 million from $33.7 million, and decreased to 27.2% as a percentage of total revenues from 28.2%. Last fiscal year, the company initiated an employee upgrade program directed at attracting and keeping better talent. The Company believes this is paying off as demonstrated by a 1.0% decrease in this expense as a percentage of total revenues.

Advertising. Advertising expense decreased from $8.8 million to $6.1 million. This decrease is primarily due to the sale of 295 stores to Rent-A-Center. The Company continues to run a more balanced and efficient media strategy.

Occupancy. Occupancy expense increased to $8.7 million from $7.7 million primarily due to general rent increases and an increase in maintenance expense. The increase in maintenance expense is the result of a strategic initiative to improve the appearance and consistency of the Company’s stores.

Other Operating Expense. Other operating expense increased by $1.0 million and increased to 20.7% as a percentage of total revenues from 20.5%. This increase is due to increases in payroll taxes and employee benefits, automotive insurance and service expenses offset by decreases in legal and professional fees.

Interest Expense. Interest expense decreased from 7.3% to 6.4% as a percentage of total revenues. This decrease is primarily a result of a $32.6 million decrease in debt from $285.0 million to $252.4 million.

Other Income (Expense), net. Other income was $1.5 million for the three months ended December 31, 2002, compared to $4.2 million in expense for the three months ended December 31, 2003. This change is primarily due to a $5.7 million charge to record the convertible option derivative liability for the convertible preferred stock at its fair market value as of December 31, 2003. Other income (expense) also includes the positive change in the fair market value of the interest rate swap portfolio, which resulted in income of $1.3 million for the three months ended December 31, 2003 compared to $1.2 million for the same period last year.

Income Tax Expense. The Company recorded income tax expense of $1.4 million during the first quarter of fiscal 2003 and 2004 due to the Company’s inability to book the reversal of the deferred tax liability associated with tax deductible goodwill to offset a portion of its deferred tax asset following the adoption of SFAS 142.

Loss From Discontinued Operations. The loss from discontinued operations was $1.3 million, of which $1.0 million relates to the evaluation and write-off of leasehold improvements related to the stores sold to Rent-A-Center. On December 17, 2002, the Company entered into a definitive purchase agreement to sell 295 stores to Rent-A-Center, Inc. for approximately $101.5 million, which transaction has since closed. These stores are all included in the household rental segment. Related operating results, in accordance with SFAS 144, have been reported as discontinued operations (see Note 2 to the condensed consolidated financial statements).

Net Loss. The Company generated a net loss of $5.8 million in the period as a result of the factors described above compared to a net loss of $5.4 million in the same period last year.

Net Income (Loss) Allocable To Common Shareholders. On June 2, 2003, the Company issued 1,500 shares of convertible redeemable preferred stock for $10,000 per share and a one-year option to purchase an additional 500 shares of convertible redeemable preferred stock. The amortization of deemed dividend and accretion of preferred stock totaled $0.4 million and are charged to accumulated deficit, but reduce net income or increase net loss allocable to common stockholders.

RENT-WAY, INC.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s capital requirements relate primarily to purchasing additional rental merchandise and replacing rental merchandise that has been sold or is no longer suitable for rent. The Company’s principal sources of liquidity are cash flows from operations, debt capacity available under its revolving credit facility and available cash reserves.

For the first quarter of fiscal 2004, operations used $20.3 million of cash flow compared to $18.2 million for the first quarter of fiscal 2003. The increase in cash used in operating activities is primarily attributable to rental merchandise purchases and the payment of accrued interest. The first quarter of the Company’s fiscal year is typically the period with the highest volume of rental merchandise purchases due to buying for the holiday season. Also, there is a planned increase in store inventory levels to fuel the agreement growth anticipated for fiscal year 2004. As a result, both rental merchandise and accounts payable increase during the period. The decrease in other liabilities is the result of the settlement of a $25.0 million liability recorded for the class action lawsuit, which was approved by the court December 22, 2003 and payment of accrued interest. The decrease in restricted cash is $10.0 million funded into escrow used to pay this liability related to the class action lawsuit. The decrease in other assets is an $11.0 million non-cash receivable from the insurance company that funded part of the $25.0 million settlement of the class action lawsuit.

Net cash used in investing activities was $2.0 million for the purchase of property and equipment for the first quarter of fiscal 2004 and 2003.

For the first quarter of fiscal 2004, financing activities provided $24.7 million as compared to $18.9 million for the same period in 2003. In the first quarter of fiscal year 2004, the Company increased borrowings on its revolving credit facility. The Company also paid $1.0 million of a $4.0 million, 6% unsecured subordinated note payable related to the settlement of the class action lawsuit.

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

The secured notes were offered at a discount of $3.6 million, which is being amortized using the effective interest method over the term of the secured notes. Amortization of the discount was $0.1 million for the three months ending December 31, 2003. Costs representing underwriting fees and other professional fees of $6.9 million are being amortized, using the effective interest method, over the term of the secured notes. The secured notes rank senior in right to all of the Company’s existing and future subordinated debt, have a lien position ranking second to the bank revolving credit facility and effectively junior in right of payment to all existing and future debt and other liabilities of the Company’s subsidiaries that are not subsidiary guarantors. The secured notes contain covenants that will, among other things, limit the Company’s ability to incur additional debt, make restricted payments, incur any additional liens, sell certain assets, pay dividend distributions from restricted subsidiaries, transact with affiliates, conduct certain sale and leaseback transactions and use excess cash flow.

The holders have the option to acquire an additional $5.0 million of preferred stock, having an initial conversion price of $6.65 per share, exercisable until June 2, 2004. See Note 9 to the Company’s consolidated financial statements set forth at Item 8 of this report for more information regarding the convertible preferred stock.

The Company is in compliance with all covenants at December 31, 2003, and expects to be able to comply with covenants based upon its fiscal 2004 projections.

RENT-WAY, INC.

In April 2002, the Company sold one million shares of common stock and warrants to acquire another 100,000 shares of common stock in a private placement to Calm Waters Partnership and two other investors for $6.0 million. The warrants had an exercise price of $9.35 per share, which was reduced to $4.90 per share pursuant to anti-dilution adjustments. The Company re-measured the value of the warrants in accordance with the arrangement and reclassified the change to common stock from warrants. These warrants were exercised in November 2003.

OFF-BALANCE SHEET ARRANGEMENTS

The Company is not subject to any off-balance sheet arrangements within the meaning of Rule 303(a)(4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

The following table presents obligations and commitments to make future payments under contracts and contingent commitments at December 31, 2003:

		Due in less	Due in	Due in	Due after
Contractual Cash Obligations	Total	than one year	1-3 years	4-5 years	5 years

Debt (1)	$249,352	$47,750	$—	$—	$201,602
Capital lease obligations	13,954	6,729	6,473	752	—
Operating leases	158,550	27,661	70,315	34,763	25,811
Notes payable	66	19	47	—	—
Settlement of class action lawsuit (2)	3,000	1,000	2,000	—	—

Total cash obligations	$422,107	$82,763	$77,162	$34,769	$227,413

(1)  Consists of senior secured notes, net of discount, and outstanding revolving loans.

(2)  Consists of unsecured, subordinated note payable to the class of the class action lawsuit.

		Amount of Commitment Expiration Per Period
	Total Amounts	Less than			Over
Other Commercial Commitments	Committed	one year	1-3 years	4-5 years	5 years

Lines of credit	$—	$—	$—	$—	$—
Standby letters of credit	6,020	6,020	—	—	—
Guarantees	—	—	—	—	—

Total commercial commitments	$6,020	$6,020	$—	$—	$—

SEASONALITY AND INFLATION

The Company’s operating results are subject to seasonality. The first quarter typically has a greater number of rental-purchase agreements entered into because of traditional holiday shopping patterns. The second quarter has typically a flat to slightly negative change in the number of rental-purchase agreements and customer accounts and also, fewer deliveries. The third quarter has typically flat to slightly positive results and the fourth quarter again experiences a decrease in deliveries. Management plans for these seasonal variances and takes particular advantage of the first quarter with product promotions and marketing campaigns. Because many of the Company’s expenses do not fluctuate with seasonal revenue changes, such revenue changes may cause fluctuations in the Company’s quarterly earnings.

In the event of a prolonged recession, the Company acknowledges the possibility of a decrease in demand, particularly for higher-end products.

During the quarter ended December 31, 2003, the costs of rental merchandise and store lease rental expense have increased modestly. These increases have not had a significant effect on the Company’s results of operations because the Company has been able to charge commensurately higher rental for its merchandise. This trend is expected to continue in the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS

In May, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an

RENT-WAY, INC.

issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company has adopted the provisions of this Statement. The classification and measurement provisions in paragraphs 9, 10 and 22 of FAS 150 are deferred for an indefinite period for certain mandatory, redeemable, non-controlling interests with finite-lived subsidiaries.

On January 15, 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” The objective of this interpretation is to improve financial reporting by enterprises involved with variable interest entities. This interpretation is effective for financial statements issued after October 9, 2003. The application of FIN 46 would not have a material impact on the financial statements for the Company.

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

Rent-Way’s ability to make principal and interest payments on or to refinance on maturity its high-level of outstanding debt.

Rent-Way’s ability to develop, implement, and maintain reliable and adequate internal accounting systems and controls.

Rent-Way’s ability to retain existing senior management and attract additional management employees.

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

Rent-Way’s ability to open new rental-purchase stores and to operate them profitably.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s major market risk exposure is primarily due to fluctuations in interest rates. The Company manages its exposure to changes in short-term interest rates, particularly to reduce the impact on floating-rate borrowings under its revolving credit facility, by entering into interest rate swap agreements. These swap agreements involve the receipt of amounts by the Company when floating rates exceed fixed rates and the payment of amounts by the Company to the counter parties when fixed rates exceed the floating rates in the agreements over their term. The Company accrues the differential as interest rates change, and recognizes it as an adjustment to the floating rate interest expense related to the debt. The counter-parties to these contracts are high credit quality commercial banks, which the Company believes minimizes the risk of counter party default, to a large extent.

RENT-WAY, INC.

At December 31, 2003, the Company had swap agreements with total notional principal amounts of $51.4 million, which effectively fixed the interest rate on obligations in the notional amount of $47.8 million of debt under the $60.0 million revolving credit facility. The swap agreements lock in a LIBOR rate ranging from 5.09% to 6.97% and have maturities ranging from 2003 to 2005. Falling interest rates and/or a flattening of the yield curve will negatively impact the market value of the interest rate swaps. Changes in the valuation of such swap agreements are recorded directly to earnings. The face value of interest rate swap agreements was a liability of approximately $3.8 million at December 31, 2003. A 1% adverse change in the interest rates on variable rate obligations would affect pre-tax earnings by approximately $0.5 million.

The Company does not enter into derivative financial instruments for trading or speculative purposes. As of June 2, 2003, the Company is over-hedged because of the refinancing. The existing interest rate swaps hedged a portion of the previous LIBOR debt. As a result of the refinancing, the only LIBOR debt the Company has is the $60.0 million revolver credit facility, of which $47.8 million was outstanding at December 31, 2003. The Company will reduce its interest rate swap position as they mature through August 2005 because of the current cost to terminate those agreements.

ITEM 4. CONTROLS AND PROCEDURES

A.	Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2003, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that this information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

B.	Changes in Internal Control over Financial Reporting. There has not been any change in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

RENT-WAY, INC.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     As previously reported, following the discovery of accounting improprieties in October 2000, the Company, its former independent accountants, and certain of its current and former officers were named in a consolidated class action complaint filed in the U.S. District Court for the Western District of Pennsylvania alleging violations of the securities laws and seeking damages in unspecified amounts purportedly on behalf of a class of shareholders. On April 18, 2003, the Company entered into an agreement settling the class action. The settlement required the Company to pay the class the sum of $25.0 million, with $21.0 million in cash and $4.0 million in 6% unsecured subordinated notes payable in four equal installments over two years commencing December 31, 2003. Of the $21.0 million payable in cash, $11.0 million has been funded from available insurance proceeds. The settlement agreement provided for the release of the Company and all other defendants except the Company’s former controller and the Company’s former independent accountants. The settlement received court approval and became final by virtue of an order dated December 22, 2003.

     The Company is also subject to litigation in the ordinary course of business. The Company believes the ultimate outcome of any existing litigation would not have a material adverse effect on the financial condition, results of operation or cash flows of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	EXHIBITS

See exhibit index.

b.	REPORTS ON FORM 8-K

     The Company filed the following reports on Form 8-K in the quarter ended December 31, 2003:

(1)	On November 13, 2003, the Company filed a Current Report on Form 8-K, which reported the issuance of a news release announcing financial results for its fourth quarter and fiscal year ended September 30, 2003.

(2)	On December 29, 2003, the company filed a Current Report on Form 8-K, which reported the issuance of a news release regarding the commencement of the Company’s exchange offer of its senior secured notes.

(3)	On December 29, 2003, the Company filed a Current Report on Form 8-K, which reported the Company engaged the accounting firm of Ernst & Young LLP as its new independent public accountants effective December 22, 2003.

RENT-WAY, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rent-Way, Inc.

(Registrant)

By:

February 13, 2004		/S/ WILLIAM A. MCDONNELL

Date		(Signature)
William A. McDonnell
Vice President and Chief Financial Officer

By:

February 13, 2004		/S/ JOHN A. LOMBARDI

Date		(Signature)
John A. Lombardi
Chief Accounting Officer and Controller

EXHIBIT INDEX

No.	Exhibit Name

3.1	Articles of Incorporation of Rent-Way, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1997, filed November 6, 1997.)

3.2	Statement with Respect to Shares of Series A Convertible Preferred Stock of the Company dated May 30, 2003 (incorporated by reference to exhibit 3.1 to Amendment No. 5 to the Company’s registration statement on Form S-3, No. 333-102525 filed on June 25, 2003).

3.3	Bylaws of Rent-Way, Inc., as amended (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2000, filed July 2, 2001.)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to Section 906 of Sarbanes-Oxley Action of 2002

*Filed herewith.