Form 10-Q
period 2004-03-31
RENT WAY INC
filed 2004-05-07
CIK 893046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

_________________

Commission File Number 0-22026

RENT-WAY, INC.

(Exact name of registrant as specified in its charter)

_________________

PENNSYLVANIA	25-1407782 >
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

ONE RENTWAY PLACE, ERIE, PENNSYLVANIA 16505
(Address of principal executive offices)

(814) 455-5378

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 5, 2004
Common Stock	26,218,776

RENT-WAY, INC.

PART I	FINANCIAL INFORMATION	PAGE

Item 1	Financial Statements:
	Condensed Consolidated Balance Sheets as of March 31, 2004 (unaudited) and
	September 30, 2003	3
	Condensed Consolidated Statements of Operations, three- and six-months ended
	March 31, 2004 and 2003 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows, six months ended March 31,
	2004 and 2003 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	25
Item 3	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4	Controls and Procedures	34

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	35
Item 2	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	35
Item 4	Submission of Matters to Vote of Security Holders	35
Item 6	Exhibits and Reports on Form 8-K	35
Signatures		36

RENT-WAY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except share data)

	March 31, 2004	September 30, 2003
	(unaudited)
ASSETS
Cash and cash equivalents	$4,815	$3,303
Restricted cash	--	10,000
Prepaid expenses	11,273	8,144
Income tax receivable	22	4,245
Rental merchandise, net	178,508	171,982
Rental merchandise credits due from vendors	3,584	4,156
Property and equipment, net	40,120	38,765
Goodwill	188,499	188,499
Deferred financing costs, net	7,965	8,316
Intangible assets, net	278	503
Other assets	8,629	19,946

Total assets	$443,693	$457,859

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable	$19,438	$30,244
Other liabilities	58,971	85,328
Deferred tax liability	7,705	4,915
Debt	226,753	214,592

Total liabilities	312,867	335,079
Contingencies	--	--
Convertible redeemable preferred stock	23,253	15,991
Shareholders' equity:
Preferred stock, without par value; 1,000,000 shares
authorized; 1,633 and 1,500 shares issued and outstanding
as Series A convertible preferred shares	--	--
Common stock, without par value; 50,000,000 shares
authorized; 26,202,776 and 26,022,037 shares issued and
outstanding, respectively	304,178	303,220
Common stock warrants; 0 and 100,000 outstanding, respectively
	--	156
Option to purchase convertible preferred stock	104	142
Accumulated other comprehensive loss	(159)	(69)
Accumulated deficit	(196,550)	(196,660)

Total shareholders' equity	107,573	106,789

Total liabilities and shareholders' equity	$443,693	$457,859

        The accompanying notes are an integral part of these financial statements.

RENT-WAY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
REVENUES:
Rental revenue	$111,126	$104,489	$213,554	$201,277
Prepaid phone service revenue	6,884	9,931	13,074	19,192
Other revenues	17,035	15,819	32,026	29,608

Total revenues	135,045	130,239	258,654	250,077
COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
Rental merchandise	37,131	33,320	70,003	62,013
Property and equipment	3,741	5,153	7,723	10,809
Amortization of intangibles	110	474	224	952
Cost of prepaid phone service	4,952	6,012	8,931	11,739
Salaries and wages	33,598	32,562	67,240	66,306
Advertising, net	4,272	4,721	10,401	13,481
Occupancy	8,495	8,445	17,196	16,105
Restructuring costs	--	2,215	48	2,215
Other operating expenses	27,505	29,815	53,128	54,440

Total costs and operating expenses	119,804	122,717	234,894	238,060

Operating income	15,241	7,522	23,760	12,017
OTHER INCOME (EXPENSE):
Settlement of class action lawsuit	--	(14,000)	--	(14,000)
Interest expense	(7,662)	(8,511)	(15,521)	(17,209)
Interest income	14	43	784	54
Amortization and write-off of deferred financing	(264)	(738)	(522)	(1,136)
costs
Other income (expense)	1,229	1,795	(3,093)	3,282

Income (loss) before income taxes and
discontinued operations	8,558	(13,889)	5,408	(16,992)
Income tax expense	1,395	672	2,790	2,102

Income (loss) before discontinued operations	7,163	(14,561)	2,618	(19,094)
Loss from discontinued operations	(437)	(13,357)	(1,710)	(14,184)

Net income (loss)	6,726	(27,918)	908	(33,278)
Dividend and accretion of preferred stock	(403)	--	(798)	--

Net income (loss) allocable to common
shareholders	$6,323	$(27,918)	$110	$(33,278)

EARNINGS (LOSS) PER COMMON SHARE (NOTE 4):
Basic earnings (loss) per common share:
Income (loss) before discontinued operations	$0.27	$(0.57)	$0.10	$(0.74)
Net income (loss) allocable to common	=======	========	=========	========
shareholders	$0.24	$(1.09)	$0.00	$(1.30)

Diluted earnings (loss) per common share:
Income (loss) before discontinued operations	$0.24	$(0.57)	$0.10	$(0.74)
Net income (loss) allocable to common	=======	========	=========	========
shareholders	$0.22	$(1.09)	$0.00	$(1.30)

Weighted average common shares outstanding:
Basic	26,172	25,686	26,125	25,686

Diluted	30,026	25,686	26,602	25,686

        The accompanying notes are an integral part of these financial statements.

RENT-WAY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)
(Unaudited)

	Six Months Ended March 31,
	2004	2003
OPERATING ACTIVITIES:
Net income (loss)	$908	$(33,278)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Loss from discontinued operations	1,710	14,184
Depreciation and amortization	78,552	74,436
Deferred income taxes	2,790	2,977
Market adjustment for interest rate swap derivative	(1,898)	(2,580)
Market adjustment for preferred stock conversion option derivative	5,702	--
Write-off of property and equipment	187	1,493
Gain on sale of assets	--	(584)
Changes in assets and liabilities:
Restricted cash	10,000	--
Prepaid expenses	(3,128)	(1,768)
Rental merchandise	(76,529)	(91,976)
Rental merchandise deposits and credits due from vendors	571	180
Income tax receivable	4,223	(189)
Other assets	650	(14,213)
Accounts payable	(8,688)	6,873
Other liabilities	(12,672)	29,214

Net cash provided by (used in) continuing operations	2,378	(15,231)
Net cash used in discontinued operations	(683)	(7,253)

Net cash provided by (used in) operating activities	1,695	(22,484)
INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	--	(259)
Purchases of property and equipment	(3,693)	(4,114)
Proceeds from sale of stores and other assets	--	90,456

Net cash provided by (used in) investing activities	(3,693)	86,083
FINANCING ACTIVITIES:
Proceeds from borrowings	78,000	336,007
Payments on borrowings	(69,009)	(399,254)
Payments on note for settlement of class action lawsuit	(1,000)	--
Payments on capital leases	(3,855)	(5,035)
Book overdraft	(2,118)	8,073
Issuance of common stock	802	--
Proceeds from convertible preferred stock	1,330	--
Dividends paid	(605)	--
Deferred financing costs	(35)	(734)
Payment of loans by directors	--	282

Net cash provided by (used in) financing activities	3,510	(60,661)

Increase in cash and cash equivalents	1,512	2,938
Cash and cash equivalents at beginning of period	3,303	7,295

Cash and cash equivalents at end of period	$4,815	$10,233

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

BASIS OF PRESENTATION. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments have been made, which, except as discussed herein, consist of normal recurring adjustments and are necessary for a fair statement of the financial position, results of operations and cash flows of the Company. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

RESTRICTED CASH. The Company entered into an agreement settling its securities class action on April 18, 2003, which was approved by the court on December 23, 2003. The settlement required the Company to pay $25,000 to the class. The $25,000 payment consisted of $21,000 in cash and $4,000 in two-year, unsecured subordinated notes payable bearing interest at 6%. Of the $21,000 payable in cash, $11,000 was funded from available insurance proceeds. The remaining $10,000, which was previously funded into escrow, was reflected as restricted cash on the condensed consolidated balance sheet at September 30, 2003 and was subsequently paid.

CONVERTIBLE REDEEMABLE PREFERRED STOCK. On June 2, 2003, the Company sold $15,000 in newly authorized convertible redeemable preferred stock through a private placement. The proceeds of $14,119, net of issuance costs of $881, were used to repay the previous senior credit facility. The net proceeds are classified outside of permanent equity because of the mandatory redemption date and other redemption provisions, except for $142 at September 30, 2003 and $104 at March 31, 2004 classified as option to purchase convertible preferred stock included in permanent equity (see Note 9). During March 2004, an option was exercised for the purchase of 133 additional shares in the amount of $1,330.

STATEMENT OF CASH FLOWS INFORMATION. Cash and cash equivalents consist of cash on hand and on deposit and represent highly liquid investments with maturities of three months or less when purchased. Cash equivalents are stated at cost, which approximates market value. The Company maintains deposits with several financial institutions. The Federal Deposit Insurance Corporation does not insure deposits in excess of $100 and mutual funds. Supplemental disclosures of cash flow information for the six-months ended March 31, 2004 and 2003 are as follows:

	Six-months ended March 31,
	2004	2003
CASH PAID (RECEIVED) DURING THE YEAR FOR:
Interest	$16,548	$10,985
Income taxes (refunds)	(4,223)	(691)
NONCASH INVESTING ACTIVITIES:
Assets acquired under capital lease	$6,600	$1,263
NONCASH FINANCING ACTIVITIES:
Dividends	300	--

At March 31, 2004 and September 30, 2003, book overdrafts of $4,821 and $2,703, respectively, were included in accounts payable in the accompanying Consolidated Balance Sheets.

DEFERRED FINANCING COSTS. Deferred financing costs consists of bond issuance costs and loan origination costs which were incurred in connection with the sale of $205,000 of senior secured notes and a new $60,000 revolving credit facility that was closed June 2, 2003. The bond issuance costs of $6,746 are amortized using the effective interest method over the seven-year term of the bonds. The loan origination costs of $2,062 are amortized on a straight-line basis over the five-year bank credit agreement. Deferred financing cost amortization was $264 and $738 for the three-month period and $522 and $1,136 for the six-month period ended March 31, 2004 and 2003, respectively.

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

DISCONTINUED OPERATIONS. On February 8, 2003, the Company sold rental merchandise and related contracts of 295 stores to Rent-A-Center, Inc. Rent-A-Center, Inc. purchased certain fixed assets and assumed related store leases of 125 of these stores. Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of this component have been segregated from those of continuing operations and are presented in the Company's financial statements as discontinued operations (see Note 2).

RECLASSIFICATIONS. Certain amounts in the condensed consolidated balance sheet for September 30, 2003, the condensed consolidated statement of operations for the three- and six-months ended March 31, 2003 and the condensed consolidated statement of cash flows for the six-months ended March 31, 2003, were reclassified to conform to the March 31, 2004 presentation.

2. DISCONTINUED OPERATIONS:

On December 17, 2002, the Company entered into a definitive purchase agreement to sell rental merchandise and related contracts of 295 stores to Rent-A-Center, Inc. for approximately $101,500. These stores were all included in the household rental segment. Rent-A-Center, Inc. purchased certain fixed assets and assumed related store leases of 125 of these stores. The transaction closed on February 8, 2003. The final purchase price for the stores was approximately $100,400. As required under the Company's credit agreement, all proceeds of the sale, net of transaction costs, store closing and similar expenses, were used to pay existing bank debt. Of the approximate $100,400 purchase price, $10,000 was held back by Rent-A-Center, Inc. to secure the Company's indemnification obligations, $5,000 for 90 days following closing, which was refunded to the Company in May 2003, and an additional $5,000 for 18 months following closing. The Company recorded a receivable for this based upon its ability to fully satisfy the indemnification obligations of the agreement. The $5,000 held back by Rent-A-Center, Inc. for 18 months was discounted by $820 and recorded at its present value. The $820 discount will be amortized into income over the 18-month hold back period. Also, there was a $24,500 escrow held by National City Bank, which was used to pay transaction costs, store closing and similar expenses. The balance of this escrow, approximately $3,000, was used to pay down debt at the closing of the refinancing on June 2, 2003. The assets sold included rental merchandise, vehicles under capital leases and certain fixed assets. Vehicle lease obligations were paid by the Company out of the proceeds from the sale.

The asset group is distinguishable as a component of the Company and classified as held for sale in accordance with Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment on Disposal of Long-Lived Assets." Direct costs to transact the sale were comprised of, but not limited to, broker commissions, legal and title transfer fees and closing costs.

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

Related operating results have been reported as discontinued operations in accordance with SFAS 144. The Company has reclassified the results of operations of the component to be disposed for the prior period in accordance with provisions of SFAS 144. There have been no corporate expenses (including advertising expense) included in expenses from discontinued operations. Interest on debt that was required to be repaid as a result of the disposal transaction was allocated to income (loss) from discontinued operations. The effective interest rate on the outstanding debt of the Company at the end of the period reported is applied to the $68,643 estimated debt pay-down from the proceeds. The amount of interest reclassified to loss from discontinued operations is $0 and $964 for the three-month period and $0 and $3,036 for the six-month period ended March 31, 2004 and 2003, respectively. Revenues and net income (loss) from the discontinued operations were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Operating revenues	$--	$15,065	$--	$46,355
Operating expenses from discontinued
operations (including exit costs) (1)	(437)	(15,352)	(1,710)	(44,030)
Rental merchandise fair value adjustment	--	(3,395)	--	(4,762)
Reserve for present value of future	--
minimum lease payments on vacated stores
(1)	--	(7,915)	--	(7,915)
Loss on sale of stores	--	(796)	--	(796)
Interest expense	--	(964)	--	(3,036)

Net loss from discontinued operations	$(437)	$(13,357)	$(1,710)	$(14,184)

(1)

The Company recorded exit costs associated with the operation and transition of the stores to Rent-A-Center, Inc. for 30 days after closing, and monthly rent and common area maintenance charges until leases are terminated or expired, in accordance with SFAS 146. This includes $1,027 of a write-off of leasehold improvements for the six-months ended March 31, 2004.

There were no assets or liabilities held for sale included in the Consolidated Balance Sheet as of March 31, 2004 and September 30, 2003.

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

	Fixed Asset Write Offs	Lease Termination Costs	Total
Balance at September 30, 2002	$--	$2,135	$2,135

Fiscal 2003 Provision	2,299	488	2,787
Amount utilized in fiscal 2003	(2,299)	(1,628)	(3,927)

Balance at September 30, 2003	--	995	995
Fiscal 2004 Provision	90	35	125
Amount utilized in Fiscal 2004	(90)	(243)	(333)

Balance at March 31, 2004	$--	$787	$787

Lease termination costs will be paid according to the contract terms.

During the second quarter of fiscal year 2003, the Company formulated a plan to restructure the corporate office through reductions in the corporate workforce to rationalize corporate costs for the remaining stores and to sublease, assign or terminate operating leases that the Company would no longer operate as a rent-to-own business activity subsequent to the sale to Rent-A-Center, Inc. There was $0 and $2,215 of restructuring costs for the three months ended March 31, 2004 and 2003, respectively. There was $48 and $2,215 of restructuring costs for the six months ended March 31, 2004 and 2003, respectively.

4.     EARNINGS (LOSS) PER COMMON SHARE:

Basic earnings (loss) per common share is computed using income (loss) allocable to common shareholders divided by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed using income (loss) allocable to common shareholders and the weighted average number of shares outstanding adjusted for the potential impact of options, warrants, conversion of convertible redeemable preferred stock, convertible preferred stock conversion derivative, dividends on convertible preferred stock and accretion of convertible preferred stock discount where the effects are dilutive. Because operating results were a loss for the three-and six-months ended March 31, 2003, basic and diluted loss per common share were the same.

The following table discloses the reconciliation of numerators and denominators of the basic and diluted earnings (loss) per share computation:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
COMPUTATION OF EARNINGS (LOSS) PER SHARE:
BASIC
Income (loss) before discontinued operations	$7,163	$(14,561)	$2,618	$(19,094)
Loss from discontinued operations	(437)	(13,357)	(1,710)	(14,184)

Net income (loss)	6,726	(27,918)	908	(33,278)
Dividend and accretion of preferred stock	(403)	--	(798)	--

Net income (loss) allocable to common shareholders	$6,323	$(27,918)	$110	$(33,278)

Weighted average common shares outstanding	26,172	25,686	26,125	25,686

Earnings (loss) per share:
Income (loss) before discontinued operations	$0.27	$(0.57)	$0.10	$(0.74)
Loss from discontinued operations	(0.02)	(0.52)	(0.07)	(0.56)
Dividend and accretion of preferred stock	(0.01)	--	(0.03)	--

Net income (loss) allocable to common shareholders	$0.24	$(1.09)	$--	$(1.30)

DILUTED
Net income (loss) allocable to common shareholders for
basic earnings (loss) per share	$6,323	$(27,918)	$110	$(33,278)
Plus: Income impact of assumed conversion:
Conversion derivative market value adjustment (2)	(1)	--	--	--
Dividends on 8% convertible preferred stock (2)	302	--	--	--
Accretion to preferred stock redemption amount (2)	101	--	--	--

Net income (loss) allocable to common shareholders for
diluted earnings (loss) per share and assumed conversion	$6,725	$(27,918)	$110	$(33,278)

Weighted average common shares used in calculating basic
earnings (loss) per share	26,172	25,686	26,125	25,686
Add incremental shares representing:
Shares issuable upon exercise of stock options and	602	--	477	--
warrants (1)
Contingent shares issuable upon the exercise of warrants
to purchase 8% convertible preferred stock (2)	719	--	--	--
Shares issuable upon conversion of 8% convertible
preferred stock (2)	2,533	--	--	--

Weighted average number of shares used in calculation of
diluted earnings (loss) per share	30,026	25,686	26,602	25,686

Earnings (loss) per share:
Income (loss) before discontinued operations	$0.24	$(0.57)	$0.10	$(0.74)
Loss from discontinued operations	(0.01)	(0.52)	(0.07)	(0.56)
Accretion to preferred stock redemption amount	(0.01)	--	(0.03)	--

Net income (loss) allocable to common shareholders	$0.22	$(1.09)	$--	$(1.30)

(1)

Including the effects of these items for the three- and six-months ended March 31, 2003 would be anti-dilutive. Therefore 4,189 and 4,188 of anti-dilutive common shares are excluded from consideration in the calculation of diluted loss per share for the three- and six-months ended March 31, 2003, respectively.

(2)

Including the effects of these items for the six-month period ended March 31, 2004 would be anti-dilutive. Therefore, 736 contingent shares issuable upon exercise of warrants to purchase 8% convertible preferred stock and 2,516 shares issuable upon conversion of 8% convertible preferred stock are excluded from consideration in the calculation of diluted earnings (loss) per share for the six-months ended March 31, 2004. There were conversion derivative market value adjustments of $5,702, dividends on convertible preferred stock of $604 and accretion to preferred stock redemption in the amount of $194 which were not added back to net income allocable to common shareholders for basic earnings per share on the diluted earnings per share because including the effects of these items would be anti-dilutive.

5.   GOODWILL—ADOPTION OF STATEMENT 142:

Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 requires that intangible assets not subject to amortization and goodwill be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. SFAS 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment while the second phase, if necessary, measures the impairment. Amortization of goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, ceased upon adoption. Thus, no amortization for such goodwill and indefinite lived intangibles was recognized in the accompanying condensed consolidated statements of operations for the three-and six-months ended March 31, 2004 and 2003. On an annual basis and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and a write down may be necessary.

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

The following table shows the net carrying value of goodwill as of March 31, 2004, and September 30, 2003, for the Company’s segments:

	Household Rental Segment	Prepaid Telephone Service Segment	Total Segments

Goodwill	$181,905	$6,594	$188,499

The following tables reflect the components of amortizable intangible assets at March 31, 2004 and September 30, 2003:

Balance at March 31, 2004:	Purchase Amount	Cumulative Amortization	Net Carrying Amount
Amortizable intangible assets:
Non-compete agreements	$2,430	$(2,154)	$276
Customer contracts	142	(140)	2

	$2,572	$(2,294)	$278

Balance at September 30, 2003:	Purchase Amount	Cumulative Amortization	Net Carrying Amount
Amortizable intangible assets:
Non-compete agreements	$2,630	$(2,177)	$453
Customer contracts	1,164	(1,114)	50
Exclusivity agreement	2,050	(2,050)	--

	$5,844	$(5,341)	$503

        At March 31, 2004, future aggregate annual amortization of amortizable intangible assets is as follows:

Fiscal Year	Amount
Remaining 2004	$166
2005	105
2006	7

$278

There were no changes to the amortization methods and lives of the amortizable intangible assets.

6.     OTHER ASSETS:

        Other assets consist of the following:

	March 31, 2004	September 30, 2003
Receivable from insurance proceeds	$--	$11,000
Receivable from sale to Rent-A-Center	4,805	4,532
Other receivables	1,261	1,664
Deposits	722	752
Prepaid tax	365	406
Other	1,476	1,592

Other assets	$8,629	$19,946

7.     OTHER LIABILITIES:

        Other liabilities consist of the following:

	March 31, 2004	September 30, 2003
Accrual for settlement of class action lawsuit	$--	$25,000
Accrued salaries, wages, tax and benefits	7,452	13,165
Capital lease obligations	15,047	12,303
Accrued preferred dividend and interest	7,947	8,883
Vacant facility lease obligations	4,530	5,495
Swap liability	3,238	5,136
Accrued property taxes	3,281	4,568
Accrued vacation	3,593	2,899
Accrued sales and use tax	2,023	1,593
Other	11,860	6,286

Other liabilities	$58,971	$85,328

8.     DEBT:

        Debt consists of the following:

	March 31, 2004	September 30, 2003
Senior secured notes	$201,691	$201,521
Revolving credit facility	22,000	13,000
Notes payable lawsuit settlement	3,000	--
Note payable	62	71

	$226,753	$214,592

The Company’s senior secured notes have the following material terms. The $205,000 principal amount of senior secured notes bears interest at 11.875%. The interest on the secured notes is payable semiannually on June 15 and December 15. The secured notes are guaranteed on a senior basis by all existing and future domestic restricted subsidiaries of the Company other than DPI, which is an unrestricted subsidiary. The Company may redeem the secured notes, in whole or in part, at any time prior to June 15, 2010, at a redemption price equal to the greater of:

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

The secured notes were offered at a discount of $3,583, which is being amortized using the effective interest method, over the term of the secured notes. Amortization of the discount was $89 and $169 for the three-and six-month period ending March 31, 2004, respectively, and is recorded as interest expense. Costs representing underwriting fees and other professional fees of $6,746 are being amortized over the seven-year term of the bonds using the effective interest method of amortization. The secured notes rank senior in right to all of the Company’s existing and future subordinated debt, have a lien position ranking second to the bank revolving credit facility and effectively junior in right of payment to all existing and future debt and other liabilities of the Company’s subsidiaries that are not subsidiary guarantors. The secured notes contain covenants that will, among other things, limit the Company’s ability to incur additional debt, make restricted payments, incur any additional liens, sell certain assets, pay dividend distributions from restricted subsidiaries, transact with affiliates, conduct certain sale and leaseback transactions and use excess cash flow.

The Company is in compliance with covenants at March 31, 2004, and expects to comply with covenants based upon its fiscal 2004 projections.

The Company’s bank revolving credit facility has the following material terms. The facility is with Harris Trust and Savings Bank, acting as administrative agent, and Bank of Montreal as lead arranger, and provides for National City Bank to act as syndication agent and provides for senior secured revolving loans of up to $60,000 including a $15,000 sub-limit for standby and commercial letters of credit and a $5,000 swingline sub-limit. The credit facility will expire five years from closing (June 2, 2008). The balance outstanding at March 31, 2004 was $22,000 with $32,280 available at March 31, 2004. Deferred financing costs of $2,062 are being amortized over the 5-year term of the bank agreement. The credit facility is guaranteed by all of the wholly owned domestic subsidiaries and collateralized by first priority liens on substantially all of the Company’s and subsidiary guarantors’ assets, including rental contracts and the stock held in domestic subsidiaries. The Company may elect that each borrowing of revolving loans be either base rate loans or Eurodollar loans. The Eurodollar loans bear interest at a rate per annum equal to an applicable margin plus LIBOR adjusted for a reserve percentage. Under the base rate option, the Company will borrow money based on the greater of (a) the prime interest rate or (b) the federal funds rate plus 0.50%, plus, in each case, a specified margin. A 0.50% commitment fee will be payable quarterly on the unused amount of the revolving credit facility. Upon a default, interest will accrue at 2% over the applicable rate. The Company will be required to make specified mandatory prepayments upon subsequent debt or equity offerings and asset dispositions.

The Company’s note payable for lawsuit settlement was agreed to in the settlement of the class action lawsuit. The note payable was a $4,000 unsecured subordinated note, which bears interest at 6% annually and payable in four equal installments over two years on June 30 and December 31. The first $1,000 was paid on December 31, 2003 and the second payment will be made on June 30, 2004. The balance at March 31, 2004 was $3,000.

9.     CONVERTIBLE REDEEMABLE PREFERRED STOCK:

On June 2, 2003, the Company issued 1,500 shares of its Series A convertible preferred stock, for $10,000 per share (the “convertible preferred stock”) and granted a one-year option to purchase an additional 500 shares of convertible preferred stock (the “additional preferred shares”). The net proceeds from the sale of the convertible preferred stock were used to repay the senior credit facility. The net proceeds of $14,119 from the issuance of the convertible preferred stock are net of issuance costs of $881, and are classified outside of permanent equity because of the redemption date and other redemption provisions except for $142 at September 30, 2003 classified as an option to purchase convertible preferred stock included in permanent equity. During March 2004, an option was exercised for the purchase of 133 additional shares in the amount of $1,330. The value of the option to purchase convertible preferred stock was reduced by $38 as a result of the March 2004 exercise. The convertible preferred stock is being accreted to its maximum redemption amount possible pursuant to Topic D-98, “Classification and Measurement of Redeemable Securities,” using the effective interest method from the issuance date to the 7-year redemption date.

The terms of the convertible preferred stock include a number of conversion and redemption provisions that represent derivative financial instruments under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) (See Note 12). Certain features of the convertible preferred stock are accounted for as embedded derivative financial instruments. The Company has determined that the option to purchase additional preferred shares is an embedded derivative financial instrument that qualifies for scope exemption under the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). As such, this derivative was initially required to be bifurcated and recorded at fair value upon issuance but does not require mark to market accounting. The carrying value of this derivative financial instrument is $104 at March 31, 2004 due to the March 2004 exercise of an option and is recorded as option to purchase convertible preferred stock in the equity section of the consolidated balance sheet. The Company also has determined the convertible feature of the convertible preferred stock is a derivative financial instrument that does not qualify for scope exemption under EITF 00-19, and, is required to be bifurcated, recorded at fair value, and marked to market. The market value of this derivative financial instrument is $17,452 at March 31, 2004, and is recorded in convertible redeemable preferred stock in the consolidated balance sheet. The fair values of the derivatives were determined with the assistance of an independent valuation firm.

Dividends.     Dividends will accrue daily at a rate of 8.0% per annum. Dividends on the preferred stock will be payable on the first day of each calendar quarter in cash or in shares of Company common stock at the Company’s option, provided, however, that if the Company elects to pay dividends in shares of common stock, (i) a registration statement must be effective with respect to such shares of common stock and (ii) the payment would be at 95% of the arithmetic average of the daily volume weighted average prices of the common stock for the five trading days immediately preceding the second trading day prior to the applicable dividend payment date. The Company is required to pay dividends in cash if a triggering event occurs. Dividends not paid within five business days of the dividend payment date bear interest at 15.0% per annum until paid in full. During the period commencing upon the occurrence of a share liquidity event and ending when such event is cured, the dividend rate shall increase to 15% per annum. Preferred dividends of $304 were accrued and charged to accumulated deficit for the three-month period ending March 31, 2004.

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

If the Company had elected to recognize the compensation cost of its stock option plans based on the fair value of the awards under those plans in accordance with SFAS No. 148, net loss and loss per common share would have been increased to the pro-forma amounts below:

	For the Six-Month Period Ended March 31,
	2004	2003
Net income (loss) before discontinued operations:
As reported	$2,618	$(19,094)
Compensation expense	(66)	(590)

Pro-forma	$2,552	$(19,684)

Net income (loss) allocable to common shareholders:
As reported	$110	$(33,278)
Compensation expense	(66)	(590)

Pro-forma	$44	$(33,868)

Diluted income (loss) per common share:
Net loss before discontinued operations:
As reported	$0.10	$(0.74)

Pro-forma	$0.10	$(0.77)

Net income (loss) allocable to common shareholders:
As reported	$0.00	$(1.30)

Pro-forma	$0.00	$(1.32)

There were 80 options granted during fiscal year 2004 through March 31, 2004; 45 granted October 1, with a grant price of $5.34, expiring in 2008 and 35 granted October 29, with a grant price of $5.80, expiring in 2009.

11.     SHAREHOLDERS’ EQUITY:

On April 18, 2002, the Company sold 1.0 million restricted common shares and warrants to receive 100,000 common shares to Calm Waters Partnership and two other investors (the “Investors”) for $6,000. The warrants had an exercise price of $9.35 per share, which was reduced to $4.90 per share pursuant to anti-dilution adjustments. The Company re-measured the value of the warrants in accordance with the arrangement and reclassified the change to common stock from warrants. These warrants were exercised in November 2003.

12.     DERIVATIVE FINANCIAL INSTRUMENTS:

On June 2, 2003, the Company issued 1,500 shares of convertible redeemable preferred stock (see Note 9). The terms of this preferred stock include a number of conversion and redemption provisions that represent derivatives under SFAS No. 133. The Company has determined that the option to purchase additional preferred shares is an embedded derivative financial instrument that qualifies for SFAS 133 scope exemption under the provisions of EITF 00-19. As such this derivative was initially bifurcated and recorded in shareholders’ equity. This derivative does not require mark to market accounting.

The Company also has determined the convertible feature of the convertible redeemable preferred stock is a derivative financial instrument that does not qualify for SFAS 133 scope exemption under EITF 00-19. It was bifurcated and recorded in the temporary equity classification on the balance sheet. The change in the fair market value of the convertible feature was $1 and $5,703 for the three months and six months ended March 31, 2004, respectively.

At March 31, 2004, the Company had interest rate swaps on a notional debt amount of $50,700 and a fair market value of ($3,238). The variable pay interest rate ranges from 6.73% to 6.97%. The maturity dates run through August 2005.

The Company’s interest rate swaps do not meet the qualifications for hedge accounting treatment under SFAS No. 133. The Company’s positive change in the fair market value of the interest rate swap portfolio was $605 and $1,898 for the three- and six-months ended March 31, 2004. This was recorded to other income in the Company’s condensed consolidated statements of operations.

13.     COMPREHENSIVE INCOME:

Comprehensive income encompasses net income and changes in the components of accumulated other comprehensive income not reflected in the Company’s condensed consolidated statements of operations during the periods presented. Accumulated other comprehensive income consists of the transition asset recorded at the time of adoption of SFAS No. 133.

	Other Comprehensive Income (Loss) For the Six Months ended March 31,2004	Other Comprehensive Income (Loss) for the Six Months Ended March 31, 2003
Net income (loss) for the six months
	$908	$(33,278)
Amortization of SFAS 133
Transition amount	(90)	(473)

Other comprehensive income (loss)
	$818	$(33,751)

	Accumulated Other Comprehensive Income (Loss) at March 31,2004	Accumulated Other Comprehensive Income (Loss) at September 30, 2003
Balance at October 1
	$(69)	$787
Amortization of SFAS 133
Transition amount	(90)	(856)

Accumulated other comprehensive income (loss) at March 31
	$(159)	$(69)

14.     CONTINGENCIES:

As previously reported, the Company, its former independent accountants, and certain of its current and former officers were named in a consolidated class action complaint filed in the U.S. District Court for the Western District of Pennsylvania alleging violations of the securities laws and seeking damages in unspecified amounts purportedly on behalf of a class of shareholders. On April 18, 2003, the Company entered into an agreement settling the class action. The settlement required the Company to pay the class the sum of $25,000, with $21,000 in cash and $4,000 in 6% unsecured subordinated notes payable in four equal installments over two years commencing December 31, 2003. Of the $21,000 payable in cash, $11,000 has been funded from available insurance proceeds; the remaining $10,000 was funded into escrow and was classified as restricted cash on the consolidated balance sheet at September 30, 2003. The settlement agreement provided for the release of the Company and all other defendants except the Company’s former controller and the Company’s former independent accountants. The settlement received court approval and became final by virtue of an order dated December 22, 2003.

The Company is subject to legal proceedings and claims in the ordinary course of its business that have not been finally adjudicated. Certain of these cases, exclusive of the class action mentioned above, have resulted in initial claims totaling $6,423. However, all but $122 of such claims are, in the opinion of management, covered by insurance policies or indemnification agreements, or create only remote potential of any liability exposure to the Company and therefore should not have a material effect on the Company’s financial position, results of operations or cash flows. Additionally, threatened claims exist for which management is not yet able to reasonably estimate a potential loss. In management’s opinion, none of these threatened claims will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

15.     INCOME TAXES:

During the first six months of fiscal 2004, the Company recorded income tax expense and a deferred tax liability of $2,790 because the Company can no longer look to the reversal of the deferred tax liability associated with tax-deductible goodwill to offset a portion of its deferred tax asset, following the adoption of SFAS 142. The deferred tax asset, net of liabilities excluding goodwill, decreased from $73,095 at September 30, 2003 to $71,887 at March 31, 2004. This decrease of $1,208 for the six months ended March 31, 2004, is the tax effect of income before income taxes. A full valuation allowance has been provided against the net deferred tax asset.

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

For the three months ended March 31, 2004	Household Rental Segment	Prepaid Telephone Service Segment	Inter-segment Activity	Total Segments
Total revenue	$128,382	$6,884	$ (222)	$135,044

Operating income (loss)	$16,776	$(1,562)	$ 30	$15,241

Net income (loss)	$8,316	$(1,590)	$ --	$6,726

Total Assets	$443,254	$4,553	$ (4,114)	$443,693

For the six months ended March 31, 2004	Household Rental Segment	Prepaid Telephone Service Segment	Inter-segment Activity	Total Segments
Total revenue	$245,985	$13,074	$ (405)	$258,654

Operating income (loss)	$25,873	$(2,173)	$ 60	$23,760

Net income (loss)	$3,133	$(2,225)	$ --	$908

Total Assets	$443,254	$4,553	$ (4,114)	$443,693

For the three months ended March 31, 2003	Household Rental Segment	Prepaid Telephone Service Segment	Inter-segment Activity	Total Segments
Total revenue	$120,687	$9,944	$ (392)	$130,239

Operating income (loss)	$7,542	$(50)	$ 30	$7,522

Net income (loss)	$(27,834)	$(84)	$ --	$(27,918)

Total Assets	$461,842	$5,320	$ (3,331)	$463,831

For the six months ended March 31, 2003	Household Rental Segment	Prepaid Telephone Service Segment	Inter-segment Activity	Total Segments
Total revenue	$231,675	$19,219	$ (817)	$250,077

Operating income (loss)	$12,221	$(395)	$ 191	$12,017

Net income (loss)	$(32,938)	$(471)	$ 131	$(33,278)

Total Assets	$461,842	$5,320	$ (3,331)	$463,831

17.     SUBSEQUENT EVENT

On April 7, 2004, the Company purchased 100 shares of DPI Holdings, Inc. from the former Chief Operating Officer of DPI Teleconnet, LLC for $350. DPI Holdings, Inc. owns 16.5% interest in DPI Teleconnect, LLC and the Company owns 83.5% interest in DPI Teleconnect, LLC after the acquisition of these shares.

18.     GUARANTOR AND NON-GUARANTOR SUBSIDIARIES:

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

The following schedules set forth the condensed consolidating balance sheets as of March 31, 2004 and September 30, 2003 and condensed consolidating statements of operations for the three- and six-months ended March 31, 2004 and 2003, and condensed consolidating statements of cash flows for the six-months ended March 31, 2004 and 2003. In the following schedules, “Parent” refers to Rent-Way, Inc., “Guarantor Subsidiaries” refers to Rent-Way’s wholly owned subsidiaries, and “Non-Guarantor Subsidiaries” refers to dPi, the Company’s 70% owned subsidiary. “Eliminations” represent the adjustments necessary to eliminate inter-company investment in subsidiaries.

RENT-WAY, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

MARCH 31, 2004

(All dollars in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Rent-Way Consolidated
ASSETS
Cash and cash equivalents	$3,852	$(11)	$974	$--	$4,815
Prepaid expenses	9,172	1,354	747	--	11,273
Income tax receivable	22	--	--	--	22
Rental merchandise, net	142,807	35,701	--	--	178,508
Rental merchandise credits due from vendors	2,934	650	--	--	3,584
Property and equipment, net	33,065	5,903	1,152	--	40,120
Goodwill	124,457	57,448	6,594	--	188,499
Deferred financing costs, net	7,965	--	--	--	7,965
Intangible assets, net	278	--	--	--	278
Other assets	6,616	437	1,576	--	8,629
Investment in subsidiaries	62,459	--	--	(62,459)	--

Total assets	$393,627	$101,482	$11,043	$(62,459)	$443,693

LIABILITES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable	$14,109	$2,241	$3,088	--	$19,438
Other liabilities	44,942	10,818	3,211	--	58,971
Inter-company	(30,708)	29,131	1,577	--	--
Deferred tax liability	7,705	--	--	--	7,705
Debt	226,753	--	--	--	226,753

Total liabilities	262,801	42,190	7,876	--	312,867
Convertible redeemable preferred stock	23,253	--	--	--	23,253
SHAREHOLDERS' EQUITY:
Common stock	304,178	75,248	1,600	(76,848)	304,178
Option to purchase convertible preferred stock	104	--	--	--	104
Accumulated other comprehensive income	(159)	--	--	--	(159)
Retained earnings (accumulated deficit)	(196,550)	(15,956)	1,567	14,389	(196,550)

Total shareholders' equity	107,573	59,292	3,167	(62,459)	107,573

Total liabilities and shareholders' equity	$393,627	$101,482	$11,043	$(62,459)	$443,693

RENT-WAY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2004

(All dollars in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Rent-Way Consolidated
REVENUES:
Rental revenues	$89,033	$22,093	$--	$--	$111,126
Prepaid phone service	--	--	6,884	--	6,884
Other revenues	13,909	3,126	--	--	17,035

Total revenues	102,942	25,219	6,884	--	135,045
COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
Rental
merchandise	29,664	7,467	--	--	37,131
Property and equipment	2,882	709	150	--	3,741
Amortization of goodwill and other intangibles	83	27	--	--	110
Cost of prepaid phone service	--	--	4,952	--	4,952
Salaries and wages	26,532	5,738	1,328	--	33,598
Advertising, net	3,793	57	422	--	4,272
Occupancy	6,679	1,724	92	--	8,495
Other operating expenses	21,496	4,759	1,250	--	27,505

Total costs and operating expenses	91,129	20,481	8,194	--	119,804

Operating income (loss)	11,813	4,738	(1,310)	--	15,241
OTHER INCOME (EXPENSE):
Interest
expense	(8,034)	372	--	--	(7,662)
Interest
income	13	--	1	--	14
Amortization - deferred financial costs	(264)	--	--	--	(264)
Other income (expense), net	1,170	59	--	--	1,229
Equity in net income of subsidiaries	3,753	--	--	(3,753)	--

Income (loss) before income taxes and discontinued operations	8,451	5,169	(1,309)	(3,753)	8,558
Income tax expense	1,395	--	--	--	1,395

Income (loss) before discontinued operations	7,056	5,169	(1,309)	(3,753)	7,163
Loss from discontinued operations	(330)	(107)	--	--	(437)

Net income (loss)	$6,726	$5,062	$(1,309)	$(3,753)	$6,726

RENT-WAY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED MARCH 31, 2004

(All dollars in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Rent-Way Consolidated
REVENUES:
Rental revenues	$170,896	$42,658	$--	$--	$213,554
Prepaid phone service	--	--	13,074	--	13,074
Other revenues	26,220	5,806	--	--	32,026

Total revenues	197,116	48,464	13,074	--	258,654
COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
Rental
merchandise	55,826	14,177	--	--	70,003
Property and equipment	5,917	1,509	297	--	7,723
Amortization of goodwill and other intangibles	168	56	--	--	224
Cost of prepaid phone service	--	--	8,931	--	8,931
Salaries and wages	52,837	12,072	2,331	--	67,240
Advertising, net	9,388	96	917	--	10,401
Occupancy	13,125	3,877	194	--	17,196
Restructuring costs	36	12	--	--	48
Other operating expenses	41,459	9,556	2,113	--	53,128

Total costs and operating expenses	178,756	41,355	14,783	--	234,894

Operating income (loss)	18,360	7,109	(1,709)	--	23,760
OTHER INCOME (EXPENSE):
Interest
expense	(16,203)	682	--	--	(15,521)
Interest
income	782	--	2	--	784
Amortization - deferred financial costs	(522)	--	--	--	(522)
Other income (expense), net	(3,187)	94	--	--	(3,093)
Equity in net income of subsidiaries	5,458	--	--	(5,458)	--

Income (loss) before income taxes and discontinued
operations	4,688	7,885	(1,707)	(5,458)	5,408
Income tax expense	2,790	--	--	--	2,790

Income (loss) before discontinued operations	1,898	7,885	(1,707)	(5,458)	2,618
Loss from discontinued operations	(990)	(720)	--	--	(1,710)

Net income (loss)	$908	$7,165	$(1,707)	$(5,458)	$908

RENT-WAY, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31, 2004

(All dollars in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Rent-Way Consolidated
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$359	$825	$511	$--	$1,695
INVESTING ACTIVITIES:
Purchases of property and equipment	(2,646)	(892)	(155)	--	(3,693)

Net cash used in investing activities	(2,646)	(892)	(155)	--	(3,693)
FINANCING ACTIVITIES:
Proceeds from borrowings	78,000	--	--	--	78,000
Payments on borrowings	(69,009)	--	--	--	(69,009)
Payments on note for settlement of class action lawsuit	(1,000)	--	--	--	(1,000)
Payments on capital leases	(3,029)	(826)	--	--	(3,855)
Book overdraft	(2,118)	--	--	--	(2,118)
Deferred financing costs	(35)	--	--	--	(35)
Issuance of common stock	802	--	--	--	802
Proceeds from convertible preferred stock	1,330	--	--	--	1,330
Dividends paid	(605)	--	--	--	(605)

Net cash provided by (used in) financing activities	4,336	(826)	--	--	3,510

Increase (decrease) in cash and cash equivalents	2,049	(893)	356	--	1,512

Cash and cash equivalents at beginning of year	1,803	882	618	--	3,303

Cash and cash equivalents at end of year	$3,582	$(11)	$974	$--	$4,815

RENT-WAY, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2003

(All dollars in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Rent-Way Consolidated
ASSETS
Cash and cash equivalents	$1,803	$882	$618	$--	$3,303
Restricted cash	10,000	--	--	--	10,000
Prepaid expenses	6,476	1,190	478	--	8,144
Income tax
receivable	3,461	784	--	--	4,245
Rental merchandise,
net	136,797	35,185	--	--	171,982
Rental merchandise credits due from vendors	3,507	649	--	--	4,156
Property and equipment, net	31,053	6,419	1,293	--	38,765
Goodwill	124,457	57,448	6,594	--	188,499
Deferred financing costs,
net	8,316	--	--	--	8,316
Intangible assets, net	503	--	--	--	503
Other assets	17,970	501	1,475	--	19,946
Investment in subsidiaries	57,001	--	--	(57,001)	--

Total assets	$401,344	$103,058	$10,458	$(57,001)	$457,859

LIABILITES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable	$23,992	$4,965	$1,287	--	$30,244
Other liabilities	69,507	12,820	3,001	--	85,328
Inter-company	(33,262)	31,966	1,296	--	--
Deferred tax liability	3,735	1,180	--	--	4,915
Debt	214,592	--	--	--	214,592

Total liabilities	278,564	50,931	5,584	--	335,079
Convertible redeemable preferred stock	15,991	--	--	--	15,991
SHAREHOLDERS' EQUITY:
Common stock	303,220	75,248	1,600	(76,848)	303,220
Common stock warrants	156	--	--	--	156
Option to purchase convertible preferred stock	142	--	--	--	142
Accumulated other comprehensive income	(69)	--	--	--	(69)
Retained earnings (accumulated deficit)	(196,660)	(23,121)	3,274	19,847	(196,660)

Total shareholders' equity	106,789	52,127	4,874	(57,001)	106,789

Total liabilities and shareholders' equity	$401,344	$103,058	$10,458	$(57,001)	$457,859

RENT-WAY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2003

(All dollars in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Rent-Way Consolidated
REVENUES:
Rental revenues	$78,621	$25,868	$--	$--	$104,489
Prepaid phone service	--	--	9,931	--	9,931
Other revenues	12,234	3,585	--	--	15,819

Total revenues	90,855	29,453	9,931	--	130,239
COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
Rental merchandise	24,948	8,372	--	--	33,320
Property and equipment	4,581	435	137	--	5,153
Amortization of intangibles	321	153	--	--	474
Cost of prepaid phone service	--	--	6,012	--	6,012
Salaries and wages	22,532	8,731	1,299	--	32,562
Advertising, net	3,918	48	755	--	4,721
Occupancy	5,217	3,111	117	--	8,445
Restructuring costs	2,215	--	--	--	2,215
Other operating expenses	20,533	8,017	1,265	--	29,815

Total costs and operating expenses	84,265	28,867	9,585	--	122,717

Operating income	6,590	586	346	--	7,522
OTHER INCOME (EXPENSE):
Interest expense	(8,886)	377	(2)	--	(8,511)
Interest income	42	--	1	--	43
Class action settlement	(14,000)	--	--	--	(14,000)
Amortization and write-off of deferred financial
costs	(738)	--	--	--	(738)
Other income, net	1,795	--	--	--	1,795
Equity in losses of subsidiaries	(3,454)	--	--	3,454	--

Income (loss) before income taxes and discontinued	(18,651)	963	345	3,454	(13,889)
operations
Income tax expense	672	--	--	--	672

Income (loss) before discontinued operations	(19,323)	963	345	3,454	(14,561)
Loss from discontinued operations	(8,595)	(4,762)	--	--	(13,357)

Net income (loss)	$(27,918)	$(3,799)	$345	$3,454	$(27,918)

RENT-WAY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED MARCH 31, 2003

(All dollars in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Rent-Way Consolidated
REVENUES:
Rental revenues	$145,533	$55,744	$--	$--	$201,277
Prepaid phone service	--	--	19,192	--	19,192
Other revenues	21,887	7,721	--	--	29,608

Total revenues	167,420	63,465	19,192	--	250,077
COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
Rental merchandise	44,404	17,609	--	--	62,013
Property and equipment	9,353	1,183	273	--	10,809
Amortization of intangibles	727	225	--	--	952
Cost of prepaid phone service	--	--	11,739	--	11,739
Salaries and wages	45,134	18,535	2,637	--	66,306
Advertising, net	11,702	152	1,627	--	13,481
Occupancy	9,262	6,626	217	--	16,105
Restructuring costs	2,215	--	--	--	2,215
Other operating expenses	38,020	14,149	2,271	--	54,440

Total costs and operating expenses	160,817	58,479	18,764	--	238,060

Operating income	6,603	4,986	428	--	12,017
OTHER INCOME (EXPENSE):
Interest expense	(18,595)	654	(6)	--	(17,947)
Interest income	50	--	4	--	54
Class action settlement	(14,000)	--	--	--	(14,000)
Amortization and write-off of deferred financial
costs	(398)	--	--	--	(398)
Other income, net	3,167	115	--	--	3,282
Equity in losses of subsidiaries	955	--	--	(955)	--

Income (loss) before income taxes and discontinued
operations	(22,218)	5,755	426	(955)	(16,992)
Income tax expense	2,102	--	--	--	2,102

Income (loss) before discontinued operations	(24,320)	5,755	426	(955)	(19,094)
Loss from discontinued operations	(8,958)	(5,226)	--	--	(14,184)

Net income (loss)	$(33,278)	$529	$426	$(955)	$(33,278)

RENT-WAY, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31, 2003

(All dollars in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Rent-Way Consolidated
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(5,818)	$(17,287)	$621	$--	$(22,484)
INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	(259)	--	--	--	(259)
Purchases of property and equipment	(3,365)	(671)	(78)	--	(4,114)
Proceeds from sale of stores and other assets	72,208	18,248	--	--	90,456

Net cash used in investing activities	68,584	17,577	(78)	--	86,083
FINANCING ACTIVITIES:
Proceeds from borrowings	336,007	--	--	--	336,007
Payments on borrowings	(399,254)	--	--	--	(399,254)
Payments on capital leases	(3,775)	(1,260)	--	--	(5,035)
Book overdraft	8,073	--	--	--	8,073
Deferred financing costs	(734)	--	--	--	(734)
Interest on shareholder loans	(3)	--	--	--	(3)
Payment of loans by directors/shareholders	285	--	--	--	285

Net cash provided by (used in) financing activities	(59,401)	(1,260)	--	--	(60,661)

Increase (decrease) in cash and cash equivalents	3,365	(970)	543	--	2,938
Cash and cash equivalents at beginning of year	4,702	2,316	277	--	7,295

Cash and cash equivalents at end of year	$8,067	$1,346	$820	$--	$10,233

18.     RECENT ACCOUNTING PRONOUNCEMENTS:

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company has adopted the provisions of this Statement. The classification and measurement provisions in paragraphs 9, 10 and 22 of FAS 150 are deferred for an indefinite period for certain mandatory, redeemable, non-controlling interests with finite-lived subsidiaries.

On January 15, 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” The objective of this interpretation is to improve financial reporting by enterprises involved with variable interest entities. This interpretation is effective for financial statements issued after March 15, 2004. The application of FIN 46 did not have a material impact on the financial statements for the Company.

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

The Company generates revenues from three categories: rental revenue, prepaid phone service revenue, and other revenue. The household rental business revenues include both rental revenue and other revenue. Rental revenue consists of revenues derived from rental-purchase agreements. Prepaid phone service revenue represents revenues from DPI. Other revenue includes revenues related to services offered that complement the rental-purchase agreements and the sale of rental merchandise. These revenues include liability damage waiver premiums, Preferred Customer Club fees and revenues from the sale of merchandise. The Company considers the rental-purchase business and prepaid telephone services to be two separate business units.

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

Rental Merchandise Depreciation. The Company uses the “units of activity” depreciation method for all rental merchandise except computers and computer games. Under the units of activity method, rental merchandise is depreciated as revenue is collected or earned during free-rent promotions. Thus, rental merchandise is not depreciated during periods when it is not on rent and therefore not generating rental revenue. Personal computers, added to the Company’s product line in June 1999, are principally depreciated on the straight-line basis beginning on acquisition date over 12 months to 24 months, depending on the type of computer. Write-offs of rental merchandise arising from customers’ failure to return merchandise, losses due to excessive wear and tear of merchandise and obsolescence are recognized using the direct write-off method, which is materially consistent with the results that would be recognized under the allowance method. The rental merchandise write-offs approximate 3% of revenue from month to month over the prior 2 fiscal years. The Company reviews this analysis on a monthly basis.

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

Deferred Financing Costs. Deferred financing costs consists of bond issuance costs and loan origination costs incurred in connection with the sale of $205.0 million of senior secured notes and a new $60.0 million revolving credit facility that closed June 2, 2003. The bond issuance costs of $6.7 million are being amortized using the effective interest method over the seven-year term of the bonds. The loan origination costs of $2.1 million are being amortized on a straight-line basis over the five-year bank credit agreement. Deferred financing costs amortization was $0.3 million and $0.7 million for the three-month periods and $0.5 million and $1.1 million for the six-month periods ended March 31, 2004 and 2003, respectively.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from the Company’s unaudited condensed consolidated statements of operations, expressed as a percentage of revenues.

	Three Months Ended March 31,			Six Months Ended March 31,
	2004	2003		2004	2003
REVENUES:
Rental revenue	82.3%	80.2%		82.6%	80.5%
Prepaid phone service revenue	5.1	7.6		5.0	7.7
Other revenue	12.6	12.2		12.4	11.8

Total revenues	100.0	100.0		100.0	100.0
COSTS AND OPERATING EXPENSES:
Depreciation and amortization
Rental merchandise	27.5	25.6		27.1	24.8
Property and equipment	2.7	3.9		3.0	4.3
Amortization of intangibles	0.1	0.4		0.1	0.4

Total depreciation and amortization	30.3	29.9		30.2	29.5
Cost of prepaid phone service	3.7	4.6		3.5	4.7
Salaries and wages	24.9	25.0		26.0	26.5
Advertising	3.2	3.6		4.0	5.4
Occupancy	6.3	6.5		6.6	6.4
Restructuring costs	--	1.7		--	0.9
Other operating expenses	20.3	22.9		20.5	21.8

Total costs and operating expenses	88.7	94.2		90.8	95.2

Operating income	11.3	5.8		9.2	4.8
Settlement of class action lawsuit	--	(10.8)		--	(5.6)
Interest expense	(5.7)	(6.5)		(6.0)	(6.9)
Interest income	--	--		0.3	--
Amortization--deferred financing costs	(0.2)	(0.6)		(0.2)	(0.4)
Other income (expense)	0.9	1.4		(1.2)	1.3

Loss before income taxes and discontinued	6.3	(10.7)		2.1	(6.8)
operations
Income tax expense	1.0	0.5		1.1	0.8

Loss before discontinued operations	5.3	(11.2)		1.0	(7.6)
Income (loss) from discontinued operations	(0.3)	(10.2)		(0.7)	(5.7)

Net loss	5.0%	(21	.4)%	0.3%	(13	.3)%

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2004 AND 2003

Total revenues. Total revenues increased $4.8 million, or 3.7% to $135.0 million from $130.2 million. The increase is attributable to an increase in revenues of $7.8 million in the household rental segment offset by a $3.0 million decrease in the prepaid telephone service segment. The $3.0 million decrease in the prepaid telephone service segment is due to a decrease in customers attributed to an increase in competition. The $7.8 million increase in revenue in the household rental segment is due a 6.9% increase in same store revenues.

Same store revenues consists of revenues from stores in the household rental segment that have been operating for more than 15 months and have had no changes affecting operations during that time, specifically, mergers, dispositions or acquisitions. The increase in the same store revenues was due to an increase in same store rental revenues, early purchase option, sales revenues and fee revenues. Same store rental revenues increased 6.5% as compared to the same period last year. This increase is primarily attributable to more rental-purchase agreements in the portfolio and improved collections in the three-month period ended March 31, 2004 as compared to the same period last year. Early purchase options and sales revenues increased 15.6% as compared to the same period last year. This increase is principally due to changes to the “120 days same as cash” promotion which resulted in fewer number of early purchase options with higher revenues. Fee revenues increased by 2.6% as compared to the same period last year. This increase is mainly attributable to an increase in customers, and customers choosing liabillity damage waiver and preferred customer club.

Depreciation Amortization. Depreciation expense related to rental merchandise increased to 27.5% as a percentage of total revenues from 25.6%. This increase is primarily due to the Company adding game systems to the product line. These items are depreciated on a straight-line basis. Also, the Company ran a promotion on big screen televisions that resulted in a higher percentage of depreciation expense to revenues for the quarter ended March 31, 2004. In addition, the Company’s computer portfolio contains newer items than in the prior year, which resulted in greater straight-line depreciation in the three months ended March 31, 2004 as compared to the same period in the prior year.

Depreciation expense related to property and equipment decreased to 2.7% as a percentage of total revenues from 3.9%. This decrease is primarily due to reduced capital spending and assets becoming fully depreciated.

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

Cost of Prepaid Phone Service. The cost of prepaid phone service decreased to $5.0 million or 3.7% of total revenues from $6.0 million, or 4.6% as a percentage of total revenues. This decrease of $1.0 million is primarily due to the decrease in the number of customers. The cost of prepaid phone service as a percentage of prepaid phone service revenue increased to 71.9% from 60.5%. This increase of 11.4% is primarily due to reduced prepaid phone service revenue as a result of the decrease in the number of customers.

Salaries and Wages. Salaries and wages increased to $33.6 million from $32.6 million, and decreased to 24.9% as a percentage of total revenues from 25.0%. Last fiscal year, the company initiated an employee upgrade program directed at attracting and keeping better talent resulting in an increase of $1.0 million. The Company believes the initiative is paying off as demonstrated by a decrease in this expense as a percentage of total revenues.

Advertising.     Advertising expense decreased from $4.7 million to $4.3 million. This decrease is primarily due to the sale of 295 stores to Rent-A-Center. The Company continues to run a more balanced and efficient media strategy.

Occupancy.     Occupancy expense increased to $8.5 million from $8.4 million primarily due to general rent increases and an increase in maintenance expense. The increase in maintenance expense is the result of a strategic initiative to improve the appearance and consistency of the Company’s stores.

Restructuring Costs. During the second quarter of fiscal year 2003, the Company formulated a plan to restructure the corporate office through reductions in the corporate workforce to rationalize corporate costs for the stores remaining subsequent to the sale to Rent-A-Center, Inc. As a result of this plan, the Company recorded total pre-tax restructuring charges of $2.2 million in the three-month period ended March 31, 2003. The restructuring costs include $0.7 million of employee severance and termination benefits and $1.5 million of fixed asset write-offs in the household rental segment. These restructuring activities were completed during the fiscal quarter ended March 31, 2003. There were no restructuring charges for the three-month period ended March 31, 2004.

Other Operating Expense. Other operating expense decreased by $2.3 million and decreased to 20.3% as a percentage of total revenues from 22.9%. This decrease is due to decreases in telecom expenses, state and local taxes, automotive insurance and legal, consulting and professional fees. Legal, consulting and professional fees for the three months ended March 31, 2003, included fees associated with the settlement of the class action lawsuit and the refinancing of the Company’s previous senior credit facility.

Settlement of Class Action Lawsuit. The Company reached an agreement settling the consolidated class action lawsuit against the Company in the U.S. District Court for the Western District of Pennsylvania. Under the settlement, the Company paid $25.0 million to the class, of which $11.0 million was to be funded from available insurance proceeds. The net $14.0 million was expensed in the second quarter of fiscal 2003.

Interest Expense. Interest expense decreased from 6.5% to 5.7% as a percentage of total revenues. This decrease is primarily due to the refinancing of debt resulting in lower interest rates.

Other Income (Expense), Net. Other income was $1.8 million for the three months ended March 31, 2003, compared to $1.2 million for the three months ended March 31, 2004. This change is primarily due to the change in the fair market value of the interest rate swap portfolio, which resulted in income of $1.4 million for the three months ended March 31, 2003 compared to $0.6 million for the same period ended March 31, 2004.

Income Tax Expense. During the second quarter of fiscal 2004, the Company recorded income tax expense of $1.4 million due to the Company’s inability to look to the reversal of the deferred tax liability associated with tax deductible goodwill to offset a portion of its deferred tax asset following the adoption of SFAS 142. During the second quarter of fiscal 2003, The Company recorded income tax expense of $1.3 million due the Company’s inability to look to the reversal of the deferred tax liability associated with tax deductible goodwill to offset a portion of its deferred tax asset following the adoption of SFAS 142. Also during the second quarter of fiscal 2003, a tax benefit of $0.6 million was recorded as a result of carrying back AMT net operating losses. The net expense for the quarter was $0.7 million.

Loss From Discontinued Operations. The loss from discontinued operations was $0.4 million for the three months ended March 31, 2004 as compared to $13.4 million for the same period ended March 31, 2003. This change is mainly due to a $7.9 million charge for lease obligations related to vacated stores and a $3.6 million decrease in operating income of the stores due to transition period costs recorded in the three-month period ended March 31, 2003. On December 17, 2002, the Company entered into a definitive purchase agreement to sell 295 stores to Rent-A-Center, Inc. for approximately $101.5 million, which transaction closed on February 8, 2003. These stores were all included in the household rental segment. Related operating results, in accordance with SFAS 144, have been reported as discontinued operations (see Note 2 to the condensed consolidated financial statements).

Net Income (Loss). The Company generated net income of $6.7 million in the period as a result of the factors described above compared to a net loss of $27.9 million in the same period last year.

Net Income (Loss) Allocable To Common Shareholders. On June 2, 2003, the Company issued 1,500 shares of convertible redeemable preferred stock for $10,000 per share and a one-year option to purchase an additional 500 shares of convertible redeemable preferred stock. During March 2004, an option was exercised for the purchase of 133 additional shares. The amortization of the dividend and the accretion of preferred stock totaled $0.4 million and were charged to the accumulated deficit, and reduce net income allocable to common shareholders.

COMPARISON OF SIX MONTHS ENDED MARCH 31, 2004 AND 2003

Total revenues. Total revenues increased $8.6 million, or 3.4% to $258.7 million from $250.1 million. The increase is attributable to an increase in revenues of $14.7 million in the household rental segment offset by a $6.1 million decrease in the prepaid telephone service segment. The $6.1 million decrease in the prepaid telephone service segment is due to a decrease in customers attributed to an increase in competition. The $14.7 million increase in revenue in the household rental segment is due a 6.8% increase in same store revenues.

Same store revenues consists of revenues from stores in the household rental segment that have been operating for more than 15 months and have had no changes affecting operations during that time, specifically, mergers, dispositions or acquisitions. The increase in the same store revenues was due to an increase in same store rental revenues, early purchase option, sales revenues and fee revenues. Same store rental revenues increased 6.3% as compared to the same period last year. This increase is primarily attributable to more rental-purchase agreements in the portfolio and improved collections in the six-month period ended March 31, 2004 as compared to the same period last year. Early purchase options and sales revenues increased 19.4% as compared to the same period last year. This increase is principally due to changes to the “120 days same as cash” promotion which resulted in fewer number of early purchase options with higher revenues. Fee revenues increased by 2.4% as compared to the same period last year. This increase is mainly attributable to an increase in customers, and customers choosing liability damage waiver and preferred customer club.

Depreciation and Amortization. Depreciation expense related to rental merchandise increased to 27.1% as a percentage of total revenues from 24.8%. This increase is primarily due to the Company adding game systems to the product line. These items are depreciated on a straight-line basis. Also, the Company ran a promotion on big screen televisions, which resulted in an increase in depreciation expense as a percentage of total revenues for the six months ended March 31, 2004. In addition, the Company’s computer portfolio contains newer items than the same period in the prior year. This resulted in an increase in straight-line depreciation in the six months ended March 31, 2004 as compared to the same period in the prior year.

Depreciation expense related to property and equipment decreased to 3.0% as a percentage of total revenues from 4.3%. This decrease is primarily due to reduced capital spending and assets becoming fully depreciated.

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

Cost of Prepaid Phone Service. The cost of prepaid phone service decreased to $8.9 million or 3.5% of total revenues from $11.7 million, or 4.7% as a percentage of total revenues. This decrease of $2.8 million is primarily due to the decrease in the number of customers. The cost of prepaid phone service as a percentage of prepaid phone service revenue increased to 68.3% from 61.2%. This increase of 7.1% is primarily due to reduced prepaid phone service revenue as a result of the decrease in the number of customers.

Salaries and Wages. Salaries and wages increased to $67.2 million from $66.3 million, and decreased to 26.0% as a percentage of total revenues from 26.5%. Last fiscal year, the company initiated an employee upgrade program directed at attracting and keeping better talent resulting in an increase of $0.9 million for the six months ended March 31, 2004 as compared to the same period for the prior year. The Company believes this initiative is paying off as demonstrated by the decrease in this expense as a percentage of total revenues.

Advertising.     Advertising expense decreased from $13.5 million to $10.4 million. This decrease is primarily due to the sale of 295 stores to Rent-A-Center. The Company continues to run a more balanced and efficient media strategy.

Occupancy.     Occupancy expense increased to $17.2 million from $16.1 million primarily due to general rent increases and an increase in maintenance expense. The increase in maintenance expense is the result of a strategic initiative to improve the appearance and consistency of the Company’s stores.

Restructuring Costs. During the second quarter of fiscal year 2003, the Company formulated a plan to restructure the corporate office through reductions in the corporate workforce to rationalize corporate costs for the stores remaining subsequent to the sale to Rent-A-Center, Inc. As a result of this plan, the Company recorded total pre-tax restructuring charges of $2.2 million in the six-month period ending March 31, 2003. The restructuring costs include $0.7 million of employee severance and termination benefits and $1.5 million of fixed asset write-offs in the household rental segment. These restructuring activities were completed during the fiscal quarter ended March 31, 2003. There was $0.1 million in restructuring charges for the same period ended March 31, 2004.

Other Operating Expense. Other operating expense decreased by $1.3 million and decreased to 20.5% as a percentage of total revenues from 21.8%. This decrease is due to decreases in telecom expenses, state and local taxes, and legal and professional fees. Legal and professional fees for the six months ended March 31, 2003 included fees associated with the settlement of the class action lawsuit and the refinancing of the Company’s previous senior credit facility.

Settlement of Class Action Lawsuit. The Company reached an agreement to settle the consolidated class action lawsuit pending against the Company in the U.S. District Court for the Western District of Pennsylvania. Under the settlement, the Company paid $25.0 million to the class, of which $11.0 million was funded from available insurance proceeds. The net $14.0 million was expensed in the second quarter of fiscal 2003.

Interest Expense. Interest expense decreased from 6.9% to 6.0% as a percentage of total revenues. This decrease is primarily due to the refinancing of debt resulting in lower interest rates.

Other Income (Expense), Net. Other income was $3.3 million for the six months ended March 31, 2003, compared to $3.1 million in expense for six months ended March 31, 2004. This change is primarily due to a $5.7 million charge to record the convertible option derivative liability for the convertible preferred stock at its fair market value for the six months ended March 31, 2004. Other income (expense) also includes the positive change in the fair market value of the interest rate swap portfolio, which resulted in income of $2.6 million for the six months ended March 31, 2003 compared to $1.9 million for the same period this year.

Income Tax Expense. During the first six months of fiscal 2004, the Company recorded income tax expense of $2.8 million due to the Company’s inability to look to the reversal of the deferred tax liability associated with tax deductible goodwill to offset a portion of its deferred tax asset following the adoption of SFAS 142. During the first six months of fiscal 2003, the Company recorded income tax expense of $3.0 million due to the Company’s inability to look to the reversal of the deferred tax liability associated with tax deductible goodwill to offset a portion of its deferred tax asset following the adoption of SFAS 142. Also during the first six months of fiscal 2003, a tax benefit of $0.9 million was recorded as a result of carrying back AMT net operating losses. The net expense for the six months was $2.1 million.

Loss From Discontinued Operations. The loss from discontinued operations for the six months ended March 31, 2004 was $1.7 million, of which $1.0 million relates to the evaluation and write-off of leasehold improvements related to the stores sold to Rent-A-Center. The loss from discontinued operations was $14.2 million in the six months ending March 31, 2003 and was mainly due to a $7.9 million charge for lease obligations related to vacated stores and a $3.4 million decrease in operating income of the stores due to transition period costs. On December 17, 2002, the Company entered into a definitive purchase agreement to sell 295 stores to Rent-A-Center, Inc. for approximately $101.5 million, which transaction closed on February 8, 2003. These stores are all included in the household rental segment. Related operating results, in accordance with SFAS 144, have been reported as discontinued operations (see Note 2 to the condensed consolidated financial statements).

Net Income (Loss). The Company generated net income of $0.9 million in the six-month period ended March 31, 2004 as a result of the factors described above as compared to a net loss of $33.3 million in the same period last year.

Net Income (Loss) Allocable To Common Shareholders. On June 2, 2003, the Company issued 1,500 shares of convertible redeemable preferred stock for $10,000 per share and a one-year option to purchase an additional 500 shares of convertible redeemable preferred stock. During March 2004, an option was exercised for the purchase of 133 additional shares. The amortization of the dividend and the accretion of the preferred stock totaled $0.8 million and are charged to accumulated deficit, but reduce net income allocable to common stockholders.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s capital requirements relate primarily to purchasing additional rental merchandise and replacing rental merchandise that has been sold or is no longer suitable for rent. The Company’s principal sources of liquidity are cash flows from operations, debt capacity available under its revolving credit facility and available cash reserves.

For the six months ended March 31, 2004, operations provided $1.7 million of cash compared to $22.5 million cash used by operating activities for the same period one year ago. The increase in cash provided by operating activities is primarily attributable to the decrease in rental merchandise purchases, an increase to net income, a decrease in cash used in discontinued operations, offset by a decrease in accounts payable.

Net cash used in investing activities was $3.7 million for the purchase of property and equipment for the six months ended March 31, 2004. Net cash provided by investing activities was $86.1 million from the sale of stores to Rent-A-Center, Inc. for the six months ended March 31, 2003.

For the six months ended March 31, 2004, financing activities provided $3.5 million as compared to net cash used of $60.7 million for the same period in 2003. The Company drew a net $9.0 million from its revolving credit facility for the six months ended March 31, 2004 versus repaying a net $63.2 million in the same period a year ago.

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

The secured notes were offered at a discount of $3.6 million, which is being amortized using the effective interest method over the term of the secured notes. Amortization of the discount was $0.2 million for the six months ended March 31, 2004. Costs representing underwriting fees and other professional fees of $6.7 million are being amortized, using the effective interest method, over the term of the secured notes. The secured notes rank senior in right to all of the Company’s existing and future subordinated debt, have a lien position ranking second to the bank revolving credit facility and effectively junior in right of payment to all existing and future debt and other liabilities of the Company’s subsidiaries that are not subsidiary guarantors. The secured notes contain covenants that will, among other things, limit the Company’s ability to incur additional debt, make restricted payments, incur any additional liens, sell certain assets, pay dividend distributions from restricted subsidiaries, transact with affiliates, conduct certain sale and leaseback transactions and use excess cash flow. The Company is in compliance with all covenants at March 31, 2004, and expects to be able to comply with covenants based upon its fiscal 2004 projections.

The holders of the Company’s convertible preferred stock have the option to acquire an additional $5.0 million of preferred stock, having an initial conversion price of $6.65 per share, exercisable until June 2, 2004. See Note 9 to the Company’s consolidated financial statements set forth at Part I, Item 1of this report for more information regarding the convertible preferred stock.

In March 2004, a holder of the Company’s Series A convertible preferred stock exercised an option to purchase an additional 133 shares for $10,000 per share. The convertible preferred stock is classified outside of permanent equity because of the redemption date and other redemption provisions. The convertible feature of the convertible preferred stock is a derivative financial instrument that is recorded at fair value and marked to market. The market value of this derivative was $17.5 million at March 31, 2004 and is recorded in convertible redeemable preferred stock in the consolidated balance sheet.

During the six months ended March 31, 2004, the Company settled its outstanding class action lawsuit by paying $21.0 million in cash and delivering $4.0 million in 6% unsecured subordinated notes. Of the $21.0 million in cash, $11.0 million was funded from available insurance proceeds, the remaining $10.0 million was funded by the Company and classified as restricted cash on the consolidated balance sheet at September 30, 2003. The $25.0 million was recorded as an accrual in other liabilities, $11.0 million was recorded as a receivable in other assets and $4.0 million was recorded as debt in the consolidated balance sheet at September 30, 2003.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company is not subject to any off-balance sheet arrangements within the meaning of Rule 303(a)(4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

The following table presents obligations and commitments to make future payments under contracts and contingent commitments at March 31, 2004:

Contractual Cash Obligations	Total	Due in less than one year	Due in 1-3 years	Due in 4-5 years	Due after 5 years
Debt (1)	$223,691	$22,000	$--	$--	$201,691
Capital lease obligations	16,208	7,849	8,183	176	--
Operating leases	77,679	13,628	53,486	9,524	1,041
Notes payable	62	19	43	--	--
Settlement of class action lawsuit (2)	3,000	1,000	2,000	--	--

Total cash obligations	$320,640	$44,496	$63,712	$9,700	$202,732

(1)     Consists of outstanding revolving loans and senior secured notes, net of discount. (2) Consists of unsecured, subordinated note payable to the class of the class action lawsuit.

Amount of Commitment Expiration Per Period

Other Commercial Commitments	Total Amounts Committed	Less than One year	1-3 years	4-5 years	Over 5 years
Lines of credit	$--	$--	$--	$--	$--
Standby letters of credit	5,720	5,720	--	--	--
Guarantees	--	--	--	--	--

Total commercial commitments	$5,720	$5,720	$--	$--	$--

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

During the quarter ended March 31, 2004, the costs of rental merchandise and store lease rental expense have increased modestly. These increases have not had a significant effect on the Company’s results of operations because the Company has been able to charge commensurately higher rental for its merchandise. This trend is expected to continue in the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company has adopted the provisions of this Statement. The classification and measurement provisions in paragraphs 9, 10 and 22 of FAS 150 are deferred for an indefinite period for certain mandatory, redeemable, non-controlling interests with finite-lived subsidiaries.

On January 15, 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” The objective of this interpretation is to improve financial reporting by enterprises involved with variable interest entities. This interpretation is effective for financial statements issued after March 15, 2004. The application of FIN 46 did not have a material impact on the financial statements for the Company.

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

Rent-Way’s ability to service its high-level of outstanding debt.

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

At March 31, 2004, the Company had swap agreements with total notional principal amounts of $50.7 million, which effectively fixed the interest rate on obligations in the notional amount of $22.0 million of debt under the $60.0 million revolving credit facility. The swap agreements lock in a LIBOR rate ranging from 6.73% to 6.97% and have maturities ranging from 2004 to 2005. Falling interest rates and/or a flattening of the yield curve will negatively impact the market value of the interest rate swaps. Changes in the valuation of such swap agreements are recorded directly to earnings. The face value of interest rate swap agreements was a liability of approximately $3.2 million at March 31, 2004. A 1% adverse change in the interest rates on variable rate obligations would affect pre-tax earnings by approximately $0.3 million.

The Company does not enter into derivative financial instruments for trading or speculative purposes. As of June 2, 2003, the Company is over-hedged because of the refinancing. The existing interest rate swaps hedged a portion of the previous LIBOR debt. As a result of the refinancing, the only LIBOR debt the Company has is the $60.0 million revolver credit facility, of which $22.0 million was outstanding at March 31, 2004. The Company will reduce its interest rate swap position as they mature through August 2005 because of the current cost to terminate those agreements.

ITEM 4. CONTROLS AND PROCEDURES
A.

Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2004, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that this information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

B.

Changes in Internal Control over Financial Reporting. There has not been any change in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company is subject to litigation in the ordinary course of business. The Company believes the ultimate outcome of any existing litigation would not have a material adverse effect on the financial condition, results of operation or cash flows of the Company.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

        During the quarter ended March 31, 2004, the Company sold 133 shares of Series A Convertible Preferred Stock to Mainfield Enterprises, Inc. for $1.3 million in cash. The Series A preferred shares are convertible into shares of common stock at a conversion price of $6.65 per share, subject to anti-dilution adjustments. The issuance of and sale of the Series A preferred shares described above was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

        The 2004 Annual Meeting of Shareholders was held on March 10, 2004, at the Bel-Aire Clarion Hotel, Erie, Pennsylvania. The matters voted on at the Annual Meeting were as follows.

(1)	The election of two (2) Class III directors to serve until the 2007 Annual Meeting of Shareholders. The result of the vote was as follows:

Name of Director	Class	Votes For	Withheld Authority
William E. Morgenstern	III	19,317,232	2,367,201
John W. Higbee	III	19,430,754	2,253,679

        William Lerner, Jacqueline E. Woods, Gerald A. Ryan, Marc W. Joseffer and Robert B. Fagenson are the other directors of the Company whose terms of office continue after the Annual Meeting.

(2)     Approval of the 2004 Stock Option Plan. The result of the vote was as follows:

For	10,162,602
Against	4,047,773
Abstain	1,299,061

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a.        EXHIBITS

         See exhibit index.

    b.        REPORTS ON FORM 8-K

        The Company filed the following reports on Form 8-K in the quarter ended March 31, 2004:

(1)	On January 29, 2004, the Company filed a Current Report on Form 8-K, which reported the issuance of a news release announcing the completion of the Company’s exchange for its Senior Secured Notes.

(2)	On February 4, 2004, the company filed a Current Report on Form 8-K, which reported the issuance of a news release announcing the financial results for the first quarter ended December 31, 2003.

(3)

On February 9, 2004, the Company filed a Current Report on Form 8-K, which reported the Company received from the trustee of the Rent-Way, Inc. Retirement Savings Plan a notice regarding a blackout period.

(4)

On March 4, 2004, the Company filed a Current Report on Form 8-K, which reported the Company amended its 2004 Stock Option Plan to reduce the authorized number of shares of its common stock issuable pursuant to the exercise of stock options granted thereunder.

RENT-WAY, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rent-Way, Inc.

(Registrant)

By:
May 7, 2004 /S/ WILLIAM A. MCDONNELL
Date (Signature)
William A. McDonnell
Vice President and Chief Financial Officer
By:
May 7, 2004 /S/ JOHN A. LOMBARDI
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

12.1*         Ratio of Earnings to Fixed Charges Calculation

31.1*         Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*         Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*         Certification pursuant to Section 906 of Sarbanes-Oxley Action of 2002

_________________

*Filed herewith.