Form 10-Q
period 2004-06-30
RENT WAY INC
filed 2004-08-05
CIK 893046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

[	X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                                                         OR

[	] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

_________________

Commission File Number 0-22026

RENT-WAY, INC.

(Exact name of registrant as specified in its charter)

_________________

PENNSYLVANIA                                          25-1407782
(State or other jurisdiction of incorporation)    (I.R.S. EmployerIdentification No.)

ONE RENTWAY PLACE, ERIE, PENNSYLVANIA 16505
(Address ofprincipal executive offices)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 2, 2004
Common Stock	26,243,676

RENT-WAY, INC.

PART I. FINANCIAL INFORMATION	PA	GE

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets as of June 30, 2004 (unaudited) and
September 30, 2003	3

Condensed Consolidated Statements of Operations, three- and nine-months ended
June 30, 2004 and 2003 (unaudited)	4

Condensed Consolidated Statements of Cash Flows, nine-months ended June 30,
2004 and 2003 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations	25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	34

Item 4. Controls and Procedures	34

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	35

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	35

Item 6. Exhibits and Reports on Form 8-K	35

Signatures	37

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RENT-WAY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except share data)

	June 30, 2004	September 30, 2003
	(unaudited)
ASSETS

Cash and cash equivalents	$3,466	$3,303
Restricted cash	--	10,000
Prepaid expenses	10,788	8,144
Income tax receivable	17	4,245
Rental merchandise, net	165,361	171,982
Rental merchandise credits due from vendors	3,354	4,156
Property and equipment, net	40,014	38,765
Goodwill	188,849	188,499
Deferred financing costs, net	7,696	8,316
Intangible assets, net	192	503
Other assets	10,985	19,946

Total assets	$430,722	$457,859

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable	$14,055	$30,244
Other liabilities	47,312	85,328
Deferred tax liability	9,100	4,915
Debt	221,838	214,592

Total liabilities	292,305	335,079

Contingencies	--	--

Convertible redeemable preferred stock	26,904	15,991

Shareholders' equity:
Preferred stock, without par value; 1,000,000 shares
authorized; 2,000 and 1,500 shares issued and outstanding
as Series A convertible preferred shares	--	--
Common stock, without par value; 50,000,000 shares
authorized; 26,202,776 and 26,022,037 shares issued and
outstanding, respectively	304,314	303,220
Common stock warrants; 0 and 100,000 outstanding, respectively	--	156
Option to purchase convertible preferred stock	--	142
Accumulated other comprehensive loss	(126)	(69)
Accumulated deficit	(192,675)	(196,660)

Total shareholders' equity	111,513	106,789

Total liabilities and shareholders' equity	$430,722	$457,859

        The accompanying notes are an integral part of these financial statements.

RENT-WAY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in thousands, except per share data)

(Unaudited)

	Three-months Ended June 30,		Nine-months Ended June 30,
	2004	2003	2004	2003
REVENUES:
Rental revenue	$102,574	$99,144	$316,128	$300,420
Prepaid phone service revenue	6,602	9,004	19,676	28,196
Other revenues	14,959	14,227	46,985	43,836

Total revenues	124,135	122,375	382,789	372,452

COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
Rental merchandise	31,295	30,071	101,298	92,084
Property and equipment	3,846	4,156	11,569	14,966
Amortization of intangibles	86	262	310	1,214
Cost of prepaid phone service	4,075	5,549	13,007	17,288
Salaries and wages	33,101	32,295	100,341	98,601
Advertising, net	4,986	3,576	15,387	17,057
Occupancy	8,589	8,414	25,784	24,519
Restructuring costs	--	1,214	48	3,429
Other operating expenses	26,370	21,643	79,498	76,083

Total costs and operating expenses	112,348	107,180	347,242	345,241

Operating income	11,787	15,195	35,547	27,211

OTHER INCOME (EXPENSE):
Settlement of class action lawsuit	--	--	--	(14,000)
Interest expense	(7,398)	(8,082)	(22,919)	(25,291)
Interest income	9	23	792	77
Amortization and write-off of deferred financing costs	(227)	(1,584)	(748)	(2,720)
Other income (expense)	1,600	1,421	(1,493)	4,703

Income (loss) before income taxes and
discontinued operations	5,771	6,973	11,179	(10,020)
Income tax expense	1,395	1,089	4,185	3,190

Income (loss) before discontinued operations	4,376	5,884	6,994	(13,210)
Loss from discontinued operations	(12)	(1,401)	(1,722)	(15,586)

Net income (loss)	4,364	4,483	5,272	(28,796)
Dividend and accretion of preferred stock	(487)	(124)	(1,286)	(124)

Net income (loss) allocable to common
shareholders	$3,877	$4,359	$3,986	$(28,920)

EARNINGS (LOSS) PER COMMON SHARE (NOTE 4):

Basic earnings (loss) per common share:
Income (loss) before discontinued operations	$0.17	$0.22	$0.27	$(0.52)

Net income (loss) allocable to common
shareholders	$0.15	$0.17	$0.15	$(1.13)

Diluted earnings (loss) per common share:
Income (loss) before discontinued operations	$0.14	$0.22	$0.26	$(0.52)

Net income (loss) allocable to common
shareholders	$0.14	$0.17	$0.15	$(1.13)

Weighted average common shares outstanding:
Basic	26,216	25,726	26,155	25,699

Diluted	30,125	25,726	26,700	25,699

        The accompanying notes are an integral part of these financial statements.

RENT-WAY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts in thousands)

(Unaudited)

	Nine-months Ended June 30,
	2004	2003
OPERATING ACTIVITIES:
Net income (loss)	$5,272	$(28,796)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Loss from discontinued operations	1,722	15,586
Depreciation and amortization	114,129	108,907
Deferred income taxes	4,185	4,065
Write-off of deferred financing costs	--	1,143
Market adjustment for interest rate swap derivative	(3,009)	(3,623)
Market adjustment for preferred stock conversion option derivative	5,469	233
Write-off of property and equipment	303	2,025
Gain on sale of assets	--	(631)
Changes in assets and liabilities:
Restricted cash	10,000	--
Prepaid expenses	(2,643)	(737)
Rental merchandise	(94,677)	(112,268)
Rental merchandise deposits and credits due from vendors	802	(3,237)
Income tax receivable	4,227	(156)
Other assets	(1,706)	(11,547)
Accounts payable	(14,966)	(6,678)
Other liabilities	(23,107)	(1,692)

Net cash provided by (used in) continuing operations	6,001	(37,406)
Net cash used in discontinued operations	(694)	(8,655)

Net cash provided by (used in) operating activities	5,307	(46,061)

INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	(230)	(259)
Purchases of property and equipment	(5,697)	(3,546)
Proceeds from sale of stores and other assets	--	90,589

Net cash (used in) provided by investing activities	(5,927)	86,784

FINANCING ACTIVITIES:
Proceeds from borrowings	93,000	662,449
Payments on borrowings	(88,014)	(705,140)
Payments on note for settlement of class action lawsuit	(2,000)	--
Payments on capital leases	(5,971)	(6,341)
Book overdraft	(1,226)	436
Issuance of common stock	938	506
Proceeds from convertible preferred stock	5,000	14,129
Dividends paid on convertible redeemable preferred stock	(909)	--
Deferred financing costs	(35)	(8,718)
Interest on loans to directors	--	(3)
Payment of loans by directors	--	285

Net cash provided by (used in) financing activities	783	(42,397)

Increase (decrease) in cash and cash equivalents	163	(1,674)

Cash and cash equivalents at beginning of period	3,303	7,295

Cash and cash equivalents at end of period	$3,466	$5,621

        The accompanying notes are an integral part of these financial statements.

RENT-WAY, INC.

1.     SUMMARY OF CRITICAL ACCOUNTING POLICIES:

BUSINESS AND ORGANIZATION. Rent-Way, Inc. (the “Company” or “Rent-Way”) is a corporation organized under the laws of the Commonwealth of Pennsylvania. The Company operates a chain of stores that rent durable household products such as home entertainment equipment, furniture, major appliances, computers, and jewelry to consumers on a weekly or monthly basis in thirty-three states. The stores are primarily located in the Midwestern, Eastern and Southern regions of the United States. The Company also provides prepaid local phone service to consumers on a monthly basis through its majority-owned subsidiary, dPi Teleconnect, LLC (“DPI”).

BASIS OF PRESENTATION. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments have been made, which, except as discussed herein, consist of normal recurring adjustments which are necessary for a fair statement of the financial position, results of operations and cash flows of the Company. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

RESTRICTED CASH. The Company entered into an agreement settling its securities class action on April 18, 2003, which was approved by the court on December 23, 2003. The settlement required the Company to pay $25,000 to the class. The $25,000 payment consisted of $21,000 in cash and $4,000 in two-year, unsecured subordinated notes payable bearing interest at 6%. Of the $21,000 payable in cash, $11,000 was funded from available insurance proceeds. The remaining $10,000, which was previously funded into escrow, was reflected as restricted cash on the condensed consolidated balance sheet at September 30, 2003 and was subsequently paid in the first fiscal quarter of fiscal year 2004.

CONVERTIBLE REDEEMABLE PREFERRED STOCK. On June 2, 2003, the Company sold $15,000 in newly authorized convertible redeemable preferred stock through a private placement. The proceeds of $14,161, net of issuance costs of $839, were used to repay the previous senior credit facility. The net proceeds are classified outside of permanent equity because of the mandatory redemption date and other redemption provisions, except for an option to purchase convertible preferred stock included in permanent equity (see Note 9). The carrying value of this option was $142 at September 30, 2003. The option to purchase an additional $5,000 of convertible preferred stock was fully exercised as of June 30, 2004.

STATEMENT OF CASH FLOWS INFORMATION. Cash and cash equivalents consist of cash on hand and on deposit and represent highly liquid investments with maturities of three-months or less when purchased. Cash equivalents are stated at cost, which approximates market value. The Company maintains deposits with several financial institutions. The Federal Deposit Insurance Corporation does not insure deposits in excess of $100 and mutual funds. Supplemental disclosures of cash flow information for the nine-months ended June 30, 2004 and 2003 are as follows:

	Nine-months ended June 30,
	2004	2003
CASH PAID (RECEIVED) DURING THE YEAR FOR:
Interest	$30,081	$39,467
Income taxes (refunds)	(4,228)	(877)
NONCASH INVESTING ACTIVITIES:
Assets acquired under capital lease	8,452	1,242
Purchase of business, net of cash acquired	120	--
NONCASH FINANCING ACTIVITIES:
Dividends	377	95
Settlement of Class Action lawsuit	11,000	--

At June 30, 2004 and September 30, 2003, book overdrafts of $3,929 and $2,703, respectively, were included in accounts payable in the accompanying Consolidated Balance Sheets.

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

RENTAL MERCHANDISE DEPRECIATION. The Company uses the “units of activity” depreciation method for all rental merchandise except computers and computer game systems. Under the units of activity method, rental merchandise is depreciated as revenue is collected or earned during free-rent promotions. Thus, rental merchandise is not depreciated during periods when it is not on rent and therefore not generating rental revenue. Personal computers, added to the Company’s product line in June 1999, are principally depreciated on the straight-line basis beginning on acquisition date over 12 months to 24 months, depending on the type of computer. Write-offs of rental merchandise arising from customers’ failure to return merchandise, losses due to excessive wear and tear of merchandise and obsolescence are recognized using the direct write-off method, which is materially consistent with the results that would be recognized under the allowance method. The rental merchandise write-offs approximate 3% of revenue from month to month over the prior 2 fiscal years. The Company reviews this analysis on a monthly basis.

DEFERRED FINANCING COSTS. Deferred financing costs consists of bond issuance costs and loan origination costs which were incurred in connection with the sale of $205,000 of senior secured notes and a new $60,000 revolving credit facility that was closed June 2, 2003. The bond issuance costs of $6,704 are amortized using the effective interest method over the seven-year term of the bonds. The loan origination costs of $2,062 are amortized on a straight-line basis over the five-year bank credit agreement. Deferred financing cost amortization and write-offs were $227 and $1,584 for the three-month period and $748 and $2,720 for the nine-month period ended June 30, 2004 and 2003, respectively.

COMPANY INSURANCE PROGRAMS. For fiscal years 2004, 2003, 2002 and 2001, the Company is primarily self-insured for health insurance, worker’s compensation, automobile and general liability. The self-insurance liability for health costs is determined based on funding factors determined by cost plus rates for a fully insured plan and monthly headcount. The contracted rate is determined based on experience, prior claims filed and an estimate of future claims. A retrospective adjustment for over (under) funding of claims is recorded when determinable and probable.

The self-insurance liability for workers’ compensation, automobile and general liability costs are determined based on claims filed and company experience. Losses in the workers’ compensation, automobile and general liability programs are pre-funded based on the insurance company’s loss estimates. Loss estimates will be adjusted for developed incurred losses at 18 months following policy inception and every 12 months thereafter. Retrospective adjustments to loss estimates are recorded when determinable and probable. The Company recorded a receivable for the retrospective insurance adjustments of $1,600 and $4,600 at June 30, 2004 and 2003, respectively.

For fiscal years 2000 and 1998, the Company was insured under deductible programs with aggregate stop loss coverage on major claims. Claims exceeding the insured deductible limits that were less than stop loss aggregates, were funded as claims developed using AM Best loss development factors. The fiscal 1999 worker’s compensation insurance had no aggregate retention and was funded as claims developed using AM Best loss development factors.

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

RECLASSIFICATIONS. Certain amounts in the condensed consolidated statement of cash flows for the nine-months ended June 30, 2003, were reclassified to conform to the June 30, 2004 presentation.

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

The asset group was distinguishable as a component of the Company and classified as held for sale in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment on Disposal of Long-Lived Assets.” Direct costs to transact the sale were comprised of, but not limited to, broker commissions, legal and title transfer fees and closing costs.

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

Related operating results have been reported as discontinued operations in accordance with SFAS 144. The Company has reclassified the results of operations of the component disposed for the prior periods in accordance with provisions of SFAS 144. There have been no corporate expenses included in expenses from discontinued operations. Interest on debt that was required to be repaid as a result of the disposal transaction was allocated to income (loss) from discontinued operations. The effective interest rate on the outstanding debt of the Company at the time of the disposal was applied to the $68,643 estimated debt pay-down from the proceeds. There was no interest reclassified to loss from discontinued operations for the three-months ended June 30, 2004 and 2003. The amount of interest reclassified to loss from discontinued operations is $0 and $3,036 for the nine-month period ended June 30, 2004 and 2003, respectively. Revenues and net income (loss) from the discontinued operations were as follows:

	Three-months Ended June 30,		Nine-months Ended June 30,
	2004	2003	2004	2003
Operating revenues	$--	$--	$--	$46,355
Operating expenses from discontinued
operations (including exit costs) (1)	(12)	(965)	(1,722)	(44,997)
Rental merchandise fair value adjustment	--	--	--	(4,761)
Reserve for present value of future
minimum lease payments on vacated stores (1)	--	(436)	--	(8,351)
Loss on sale of stores	--	--	--	(796)
Interest expense	--	--	--	(3,036)

Net loss from discontinued operations	$(12)	$(1,401)	$(1,722)	$(15,586)

(1)

The Company recorded exit costs associated with the operation and transition of the stores to Rent-A-Center, Inc. for 30 days after closing, and monthly rent and common area maintenance charges until leases are terminated or expired, in accordance with SFAS 146. This includes a $1,027 write-off of leasehold improvements for the nine-months ended June 30, 2004.

There were no assets or liabilities held for sale included in the Consolidated Balance Sheet as of June 30, 2004, and September 30, 2003.

3.     BUSINESS RATIONALIZATION:

The Company periodically closes under-performing stores and takes other actions to maximize its overall profitability. In connection with the closing of stores and taking other actions, it incurs employee severance, fixed asset write offs, lease obligation (termination) costs and other direct exit costs related to these activities. Employee severance costs related to the closing of under-performing stores were immaterial in each of the periods reported below. The net amount of these costs were as follows:

	Fixed Asset Write Offs	Lease Obligation Costs	Total

Balance at September 30, 2002	$--	$2,135	$2,135

Fiscal 2003 Provision	2,251	488	2,739
Amount utilized in fiscal 2003	(2,251)	(1,628)	(3,879)

Balance at September 30, 2003	--	995	995

Fiscal 2004 Provision	1,117	(142)	975
Amount utilized in Fiscal 2004	(1,117)	(380)	(1,497)

Balance at June 30, 2004	$--	$473	$473

Lease termination costs will be paid according to the contract terms.

During the second quarter of fiscal year 2003, the Company formulated a plan to restructure the corporate office through reductions in the corporate workforce, to rationalize corporate costs for the remaining stores and to sublease, assign or terminate operating leases that the Company would no longer operate as a rent-to-own business activity subsequent to the sale to Rent-A-Center, Inc. There was $0 and $1,214 of restructuring costs for the three-months ended June 30, 2004 and 2003, respectively. There was $48 and $3,429 of restructuring costs for the nine-months ended June 30, 2004 and 2003, respectively.

4.     EARNINGS (LOSS) PER COMMON SHARE:

Basic earnings (loss) per common share is computed using income (loss) allocable to common shareholders divided by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed using income (loss) allocable to common shareholders and the weighted average number of shares outstanding adjusted for the potential impact of options, warrants, conversion of convertible redeemable preferred stock, convertible preferred stock conversion derivative, dividends on convertible preferred stock and accretion of convertible preferred stock discount where the effects are dilutive. Because operating results were a loss for the nine-months ended June 30, 2003, basic and diluted loss per common share were the same.

The following table discloses the reconciliation of numerators and denominators of the basic and diluted earnings (loss) per share computation:

	Three-months Ended June 30,		Nine-months Ended June 30,
	2004	2003	2004	2003
COMPUTATION OF EARNINGS (LOSS) PER SHARE: BASIC
Income (loss) before discontinued operations	$4,376	$5,884	$6,994	$(13,210)
Loss from discontinued operations	(12)	(1,401)	(1,722)	(15,586)

Net income(loss)	4,364	4,483	5,272	(28,796)
Dividend and accretion of preferred stock	(487)	(124)	(1,286)	(124)

Net income (loss) allocable to common shareholders	$3,877	$4,359	$3,986	$(28,920)

Weighted average common shares outstanding	26,216	25,726	26,155	25,699

Earnings (loss) per share:
Income (loss) before discontinued operations	$0.17	$0.22	$0.27	$(0.52)
Loss from discontinued operations	--	(0.05)	(0.07)	(0.61)
Dividend and accretion of preferred stock	(0.02)	--	(0.05)	--

Net income(loss)allocable to common shareholders	$0.15	$0.17	$0.15	$(1.13)

DILUTED
Net income(loss)allocable to common shareholders for
basic earnings (loss) per share	$3,877	$4,359	$3,986	$(28,920)
Plus: Income impact of assumed conversion:
Conversion derivative market value adjustment (1)	(233)	--	--	--
Dividends on 8% convertible preferred stock (1)	377	--	--	--
Accretion to preferred stock redemption amount (1)	110	--	--	--

Net income (loss) allocable to common shareholders for
diluted earnings (loss) per share and assumed conversion	$4,131	$4,359	$3,986	$(28,920)

Weighted average common shares used in calculating basic
earnings (loss) per share	26,216	25,726	26,155	25,699
Add incremental shares representing:
Shares issuable upon exercise of stock options and
warrants (2)	657	--	545	--
Contingent shares issuable upon the exercise of option
to purchase 8% convertible preferred stock (3)	--	--	--	--
Shares issuable upon conversion of 8% convertible preferred
stock (1)	3,252	--	--	--

Weighted average number of shares used in calculation of
diluted earnings (loss) per share	30.125	25,726	26,700	25,699

Earnings (loss) per share:
Income (loss) before discontinued operations	$0.14	$0.22	$0.26	$(0.52)
Loss from discontinued operations	--	(0.05)	(0.06)	(0.61)
Accretion to preferred stock redemption amount	--	--	(0.05)	--

Net income (loss) allocable to common shareholders	$0.14	$0.17	$0.15	$(1.13)

(1)

Including the effects of these items for the nine-month period ended June 30, 2004 would be anti-dilutive. Therefore, 3,252 shares issuable upon conversion of 8% convertible preferred stock are excluded from consideration in the calculation of diluted earnings (loss) per share for the nine-months ended June 30, 2004. There were conversion derivative market value adjustments of $5,468, dividends on convertible preferred stock of $908 and accretion to preferred stock redemption in the amount of $303 which were not added back to net income allocable to common shareholders for basic earnings per share on the diluted earnings per share because including the effects of these items would be anti-dilutive for the nine-months ended June 30, 2004.

Including the effects of these items for the three and nine-months ended June 30, 2003 would be anti-dilutive. Therefore, 769 and 256 shares issuable upon conversion of 8% convertible preferred stock are excluded from consideration in the calculation of diluted earnings (loss) per share for the three and nine-months ended June 30, 2003. There were conversion derivative market value adjustments of $233, dividends on convertible preferred stock of $95 and accretion to preferred stock redemption amount of $29 income impact of assumed conversion not added to net income (loss) available to common shareholders for basic earnings (loss) per share in the diluted earnings (loss) per share because including the effects of these items would be anti-dilutive.

(2)

Including the effects of these items for the three-month and nine-month periods ended June 30, 2003 would be anti-dilutive. For the three- and nine-month periods ended June 30, 2003, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share in which their exercise price was greater than the average market price of common stock was 3,340 and 3,340, respectively. The number of stock options that were outstanding but not included in the computation of diluted earnings per common share in which their exercise price was less than the average market price of common stock was 16 for the three- and nine-months ended June 30, 2003.

(3)

Including the effects of these items for the three-month and nine-month periods ended June 30, 2003 would be anti-dilutive. Therefore, 752 contingent shares issuable upon exercise of option to purchase 8% convertible preferred stock are excluded from consideration in the calculation of diluted earnings (loss) per share for the three-months and nine-months ended June 30, 2003.

5.     GOODWILL—ADOPTION OF STATEMENT 142:

Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 requires that intangible assets not subject to amortization and goodwill be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. SFAS 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment while the second phase, if necessary, measures the impairment. Amortization of goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, ceased upon adoption. Thus, no amortization for such goodwill and indefinite lived intangibles was recognized in the accompanying condensed consolidated statements of operations for the three-and nine-months ended June 30, 2004 and 2003. On an annual basis and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and a write down may be necessary.

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

The following table shows the net carrying value of goodwill for the Company’s segments:

	Household Rental Segment	Prepaid Telephone Service Segment	Total Segments
Goodwill as of June 30, 2004	$181,905	$6,944	$188,849
Goodwill as of September 30, 2003	181,905	6,594	188,499

The following tables reflect the components of amortizable intangible assets at June 30, 2004 and September 30, 2003:

Balance at June 30, 2004:	Purchase Amount	Cumulative Amortization	Net Carrying Amount

Amortizable intangible assets:
Non-compete agreements	$2,430	$(2,238)	$192
Customer contracts	142	(142)	--

	$2,572	$(2,380)	$192

Balance at September 30, 2003:	Purchase Amount	Cumulative Amortization	Net Carrying Amount

Amortizable intangible assets:
Non-compete agreements	$2,630	$(2,177)	453
Customer contracts	1,164	(1,114)	50
Exclusivity agreement	2,050	(2,050)	--

	$5,844	$(5,341)	$503

        At June 30, 2004, future aggregate annual amortization of amortizable intangible assets is as follows:

Fiscal Year	Amount
Remaining 2004	$80
2005	105
2006	7

$192

Amortization expense was $86 and $262 for the three-months ended June 30, 2004 and 2003; and, $310 and$1,214 for the nine-months ended June 30, 2004 and 2003, respectively. There were no changes to the amortization methods and lives of the amortizable intangible assets.

6.     OTHER ASSETS:

Other assets consist of the following:

	June 30, 2004	September 30, 2003
Receivable from insurance proceeds	$--	$11,000
Receivable from sale to Rent-A-Center	4,942	4,532
Other receivables	3,882	1,664
Deposits	726	752
Other	1,435	1,998

	$10,985	$19,946

7.     OTHER LIABILITIES:

        Other liabilities consist of the following:

	June 30, 2004	September 30, 2003
Accrual for settlement of class action lawsuit	$--	$25,000
Accrued salaries, wages, tax and benefits	6,959	13,165
Capital lease obligations	14,783	12,303
Accrued preferred dividend and interest	1,852	8,883
Vacant facility lease obligations	3,188	5,495
Swap liability	2,127	5,136
Accrued property taxes	3,792	4,568
Accrued vacation	3,834	2,899
Accrued sales and use tax	1,764	1,593
Other	9,013	6,286

	$47,312	$85,328

8.     DEBT:

        Debt consists of the following:

	June 30, 2004	September 30, 2003
Senior secured notes	$201,782	$201,521
Revolving credit facility	18,000	13,000
Notes payable lawsuit settlement	2,000	--
Note payable	56	71

	$221,838	$214,592

The Company’s senior secured notes have the following material terms. The $205,000 principal amount of senior secured notes bears interest at 11.875% and are due June 15, 2010. The interest on the secured notes is payable semiannually on June 15 and December 15. The secured notes are guaranteed on a senior basis by all existing and future domestic restricted subsidiaries of the Company other than DPI, which is an unrestricted subsidiary. The Company may redeem the secured notes, in whole or in part, at any time prior to June 15, 2010, at a redemption price equal to the greater of:

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

The secured notes were offered at a discount of $3,583, which is being amortized using the effective interest method, over the term of the secured notes. Amortization of the discount was $90 and $261 for the three-and nine-month period ending June 30, 2004, respectively, and is recorded as interest expense. Costs representing underwriting fees and other professional fees of $6,704 are being amortized over the seven-year term of the bonds using the effective interest method of amortization. The secured notes rank senior in right to all of the Company’s existing and future subordinated debt, have a lien position ranking second to the bank revolving credit facility and effectively junior in right of payment to all existing and future debt and other liabilities of the Company’s subsidiaries that are not subsidiary guarantors. The secured notes contain covenants that will, among other things, limit the Company’s ability to incur additional debt, make restricted payments, incur any additional liens, sell certain assets, pay dividend distributions from restricted subsidiaries, transact with affiliates, conduct certain sale and leaseback transactions and use excess cash flow.

The Company is in compliance with covenants at June 30, 2004, and expects to comply with covenants based upon its fiscal 2004 projections.

The Company’s bank revolving credit facility has the following material terms. The facility is with Harris Trust and Savings Bank, acting as administrative agent, and Bank of Montreal as lead arranger, and provides for National City Bank to act as syndication agent and provides for senior secured revolving loans of up to $60,000 including a $15,000 sub-limit for standby and commercial letters of credit and a $5,000 swingline sub-limit. The credit facility will expire five years from closing (June 2, 2008). The balance outstanding at June 30, 2004 was $18,000 with $37,080 available at June 30, 2004. Deferred financing costs of $2,062 are being amortized over the 5-year term of the bank agreement. The credit facility is guaranteed by all of the wholly owned domestic subsidiaries and collateralized by first priority liens on substantially all of the Company’s and subsidiary guarantors’ assets, including rental contracts and the stock held in domestic subsidiaries. The Company may elect that each borrowing of revolving loans be either base rate loans or Eurodollar loans. The Eurodollar loans bear interest at a rate per annum equal to an applicable margin plus LIBOR adjusted for a reserve percentage. Under the base rate option, the Company may borrow money based on the greater of (a) the prime interest rate or (b) the federal funds rate plus 0.50%, plus, in each case, a specified margin. A 0.50% commitment fee is payable quarterly on the unused amount of the revolving credit facility. Upon a default, interest will accrue at 2% over the applicable rate. The Company will be required to make specified mandatory prepayments upon subsequent debt or equity offerings and asset dispositions.

The Company’s note payable for lawsuit settlement was agreed to in the settlement of the class action lawsuit. The note payable consists of a $4,000 unsecured subordinated note, which bears interest at 6% annually and payable in four equal installments over two years on June 30 and December 31. The first $1,000 was paid on December 31, 2003 and the second $1,000 was paid on June 30, 2004. The remaining balance at June 30, 2004 was $2,000.

9.     CONVERTIBLE REDEEMABLE PREFERRED STOCK:

On June 2, 2003, the Company issued 1,500 shares of its Series A convertible preferred stock, for $10,000 per share (the “convertible preferred stock”) and granted a one-year option to purchase an additional 500 shares of convertible preferred stock (the “additional preferred shares”). The net proceeds from the sale of the convertible preferred stock were used to repay the Company’s prior senior credit facility. The net proceeds of $14,161 from the issuance of the convertible preferred stock are net of issuance costs of $839, and are classified outside of permanent equity because of the redemption date and other redemption provisions, except the option to purchase additional convertible preferred stock which was included in permanent equity. During March 2004, an option was exercised for the purchase of 133 additional shares in the amount of $1,330. The value of the option to purchase convertible preferred stock was reduced by $38 as a result of the March 2004 exercise. During April and May 2004, the remaining options to purchase additional shares were exercised. The value of the option to purchase convertible preferred stock was reduced to $0 as a result of the April and May 2004 exercises. The convertible preferred stock is being accreted to its maximum redemption amount possible pursuant to Topic D-98, “Classification and Measurement of Redeemable Securities,” using the effective interest method from the issuance date to the June 2, 2011, redemption date.

The terms of the convertible preferred stock include a number of conversion and redemption provisions that represent derivative financial instruments under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) (See Note 12). Certain features of the convertible preferred stock are accounted for as embedded derivative financial instruments. The Company has determined that the option to purchase additional preferred shares was an embedded derivative financial instrument that qualified for scope exemption under the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). As such, this derivative was initially required to be bifurcated and recorded at fair value in the equity section of the consolidated balance sheet upon issuance but does not require mark to market accounting. The carrying value of this derivative financial instrument was reduced to $0 during the quarter ended June 30, 2004 due to the exercise of the remaining options. The Company also has determined the convertible feature of the convertible preferred stock is a derivative financial instrument that does not qualify for scope exemption under EITF 00-19, and, is required to be bifurcated, recorded at fair value, and marked to market. The market value of this derivative financial instrument is $20,573 at June 30, 2004, and is recorded in convertible redeemable preferred stock in the consolidated balance sheet. The fair values of the derivatives were determined with the assistance of an independent valuation firm.

10.     STOCK OPTIONS:

The Company accounts for stock based compensation issued to its employees and directors in accordance with APB No. 25 “Accounting for Stock Issued to Employees,” and has elected to adopt the “disclosure only” provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require new prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

If the Company had elected to recognize the compensation cost of its stock option plans based on the fair value of the awards under those plans in accordance with SFAS No. 148, net income (loss) and income (loss) per common share would have been increased to the pro-forma amounts below:

	For the Nine-Month Period Ended June 30,
	2004	2003
Net income (loss) before discontinued operations:
As reported	$6,994	$(13,210)
Plus: Compensation expense	--	--
Less: Stock-based employee compensation under
fair-value based method for all awards, net of
related tax effects	(100)	(5,092)

Pro-forma	$6,894	$(18,302)

Net income (loss) allocable to common shareholders:
As reported	$3,986	$(28,920)
Plus: Compensation expense	--	--
Less: Stock-based employee compensation under
fair-value based method for all awards, net of
related tax effects	(100)	(5,092)

Pro-forma	$3,886	$(34,012)

Diluted income (loss) per common share:
Net loss before discontinued operations:
As reported	$0.27	$(0.52)
Pro-forma	$0.26	$(0.71)

Net income (loss) allocable to common shareholders:
As reported	$0.15	$(1.13)
Pro-forma	$0.15	$(1.32)

There were 100 options granted during fiscal year 2004 through June 30, 2004; 45 granted October 1, with a grant price of $5.34, expiring in 2008, 35 granted October 29, with a grant price of $5.80, expiring in 2009, and 20 granted June 1, with a grant price of $9.32, expiring in 2010.

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

12.     DERIVATIVE FINANCIAL INSTRUMENTS:

On June 2, 2003, the Company issued 1,500 shares of convertible redeemable preferred stock (see Note 9). The terms of this preferred stock include a number of conversion and redemption provisions that represent derivatives under SFAS No. 133. The Company determined that the option to purchase additional preferred shares was an embedded derivative financial instrument that qualified for SFAS 133 scope exemption under the provisions of EITF 00-19. As such this derivative was initially bifurcated and recorded in shareholders’ equity. This derivative did not require mark to market accounting.

The Company also has determined the conversion feature of the convertible redeemable preferred stock is a derivative financial instrument that does not qualify for SFAS 133 scope exemption under EITF 00-19. It was bifurcated and recorded in the temporary equity classification on the balance sheet. The change in the fair market value of the conversion feature was $(233) and $5,469 for the three-months and nine-months ended June 30, 2004, respectively.

At June 30, 2004, the Company had interest rate swaps on a notional debt amount of $50,350 and a fair market value of ($2,127). The variable pay interest rate ranges from 6.73% to 6.97%. The maturity dates run through August 2005.

The Company’s interest rate swaps do not meet the qualifications for hedge accounting treatment under SFAS No. 133. The Company’s positive change in the fair market value of the interest rate swap portfolio was $1,111and $3,009 for the three- and nine-months ended June 30, 2004. This was recorded to other income in the Company’s condensed consolidated statements of operations.

13.     COMPREHENSIVE INCOME:

Comprehensive income encompasses net income and changes in the components of accumulated other comprehensive income not reflected in the Company’s condensed consolidated statements of operations during the periods presented. Accumulated other comprehensive income consists of the transition asset recorded at the time of adoption of SFAS No. 133.

	Other Comprehensive Income (Loss) For Nine-months Ended June 30, 2004	Other Comprehensive Income (Loss) For Nine-months Ended June 30, 2003
Net income (loss) for the
nine-months	$5,272	$(28,796)
Amortization of SFAS 133
Transition amount	(57)	(473)

Other comprehensive income
(loss)	$5,215	$(29,269)

	Accumulated Other Comprehensive Income (Loss) At June 30, 2004	Accumulated Other Comprehensive Income (Loss) At September 30, 2003

Balance at October 1	$(69)	$787
Amortization of SFAS 133
Transition amount	(57)	(856)

Accumulated other
comprehensive income (loss)	$(126)	$(69)

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

The Company is subject to legal proceedings and claims in the ordinary course of its business that have not been finally adjudicated. Certain of these cases, exclusive of the class action mentioned above, have resulted in initial claims totaling $6,032. However, all but $241 of such claims are, in the opinion of management, covered by insurance policies or indemnification agreements, or create only remote potential of any liability exposure to the Company and therefore should not have a material effect on the Company’s financial position, results of operations or cash flows. Additionally, threatened claims exist for which management is not yet able to reasonably estimate a potential loss. In management’s opinion, none of these threatened claims will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

For fiscal years 2004, 2003, 2002 and 2001, the self-insurance liability for workers’ compensation, automobile and general liability costs are determined based on claims filed and company experience. Losses in the workers’ compensation, automobile and general liability programs are pre-funded based on the insurance company’s loss estimates. Loss estimates will be adjusted for developed incurred losses at 18 months following policy inception and every 12 months thereafter. Retrospective adjustments to loss estimates are recorded when determinable and probable. The Company recorded a receivable for the retrospective insurance adjustments of $1,600 and $4,600 at June 30, 2004 and 2003, respectively.

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

15.     INCOME TAXES:

During the first nine-months of fiscal 2004, the Company recorded income tax expense and a deferred tax liability of $4,185 because the Company can no longer look to the reversal of the deferred tax liability associated with tax-deductible goodwill to offset a portion of its deferred tax asset, following the adoption of SFAS 142. The deferred tax asset, net of liabilities excluding goodwill, decreased from $73,095 at September 30, 2003 to $69,197 at June 30, 2004. This decrease of $3,898 for the nine-months ended June 30, 2004, is the tax effect of income before income taxes. A full valuation allowance has been provided against the net deferred tax asset.

16.     SEGMENT INFORMATION:

Rent-Way is a national rental-purchase chain that provides a variety of services to its customers including rental of household items and prepaid local telephone service on a week-by-week or a month-by-month basis. The Company has determined that its reportable segments are those that are based on the Company’s method of internal reporting, which disaggregates its business by product category. The Company’s reportable segments are household rentals and prepaid telephone service. Its household rental segment rents name brand merchandise such as furniture, appliances, electronics and computers on a weekly, biweekly, semimonthly, or monthly basis. Its prepaid telephone service segment provides a local dial tone on a month-by-month basis.

The financial results of the Company’s segments follow the same accounting policies as described in “Summary of Significant Accounting Policies” (see Note 1).

For the three months ended June 30, 2004	Household Rental Segment	Prepaid Telephone Service Segment	Inter-segment Activity	Total Segments

Total revenue	$117,734	$6,602	$(201)	$124,135

Operating income (loss)	$11,874	$(117)	$30	$11,787

Net income (loss)	$4,509	$(145)	$--	$4,364

Total Assets	$431,504	$3,428	$(4,210)	$430,722

For the nine months ended June 30, 2004	Household Rental Segment	Prepaid Telephone Service Segment	Inter-segment Activity	Total Segments

Total revenue	$363,719	$19,676	$(606)	$382,789

Operating income (loss)	$37,747	$(2,290)	$90	$35,547

Net income (loss)	$7,642	$(2,370)	$--	$5,272

Total Assets	$431,504	$3,428	$(4,210)	$430,722

For the three-months ended June 30, 2003	Household Rental Service	Prepaid Telephone Service	Inter-segment Activity	Total

Total revenue	$113,628	$9,005	$(258)	$122,375

Operating income (loss)	$14,733	$432	$30	$15,195

Net income (loss)	$4,077	$406	$--	$4,483

Total Assets	$452,517	$4,452	$(3,390)	$453,579

For the nine months ended June 30, 2003	Household Rental Service	Prepaid Telephone Service	Inter-segment Activity	Total

Total revenue	$345,303	$28,224	$(1,075)	$372,452

Operating income	$26,952	$38	$221	$27,211

Net loss	$(28,863)	$(64)	$131	$(28,796)

Total Assets	$452,517	$4,452	$(3,390)	$453,579

17.     RELATED PARTY TRANSACTION

On April 7, 2004, the Company purchased 100 shares of DPI Holdings, Inc. from the former Chief Operating Officer of DPI Teleconnect, LLC for $350. DPI Holdings, Inc. owns 16.5% interest in DPI, and the Company owns 83.5% interest in DPI after the acquisition of shares.

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

The following schedules set forth the condensed consolidating balance sheets as of June 30, 2004 and September 30, 2003 and condensed consolidating statements of operations for the three- and nine-months ended June 30, 2004 and 2003, and condensed consolidating statements of cash flows for the nine-months ended June 30, 2004 and 2003. In the following schedules, “Parent” refers to Rent-Way, Inc., “Guarantor Subsidiaries” refers to Rent-Way’s wholly owned subsidiaries, and “Non-Guarantor Subsidiaries” refers to DPI, the Company’s 83.5% owned subsidiary. “Eliminations” represent the adjustments necessary to eliminate inter-company investment in subsidiaries.

RENT-WAY, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2004

(All dollars in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Rent-Way Consolidated
ASSETS
Cash and cash equivalents	$3,083	$--	$383	$--	$3,466
Prepaid expenses	8,717	1,542	529	--	10,788
Income tax receivable	17	--	--	--	17
Rental merchandise, net	132,288	33,073	--	--	165,361
Rental merchandise credits due from vendors	2,705	649	--	--	3,534
Property and equipment, net	33,051	5,941	1,022	--	40,014
Goodwill	124,807	57,448	6,594	--	188,849
Deferred financing costs, net	7,696	--	--	--	7,696
Intangible assets, net	192	--	--	--	192
Other assets	9,100	413	1,472	--	10,985
Investment in subsidiaries	66,617	--	--	(66,617)	--

Total assets	$388,273	$99,066	$10,000	$(66,617)	$430,722

LIABILITES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable	$9,920	$1,181	$2,954	--	$14,055
Other liabilities	35,898	9,171	2,243	--	47,312
Inter-company	(26,900)	25,379	1,521	--	--
Deferred tax liability	9,100	--	--	--	9,100
Debt	221,838	--	--	--	221,838

Total liabilities	249,856	35,731	6,718	--	292,305
Convertible redeemable preferred stock	26,904	--	--	--	26,904
SHAREHOLDERS' EQUITY:
Common stock	304,314	75,248	1,600	(76,848)	304,314
Option to purchase convertible preferred stock	--	--	--	--	--
Accumulated other comprehensive income	(126)	--	--	--	(126)
Retained earnings (accumulated deficit)	(196,675)	(11,913)	1,682	10,231	(192,675)

Total shareholders' equity	111,513	63,335	3,282	(66,617)	111,513

Total liabilities and shareholders' equity	$388,273	$99,066	$10,000	$(66,617)	$430,722

RENT-WAY, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE-MONTHS ENDED JUNE 30, 2004

(All dollars in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Rent-Way Consolidated
REVENUES:
Rental revenues	$82,072	$20,502	$--	$--	$102,574
Prepaid phone service	--	--	6,602	--	6,602
Other revenues	12,229	2,730	--	--	14,959

Total revenues	94,301	23,232	6,602	--	124,135
COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
Rental merchandise	24,981	6,314	--	--	31,295
Property and equipment	3,006	699	141	--	3,846
Amortization of goodwill and other intangibles	65	21	--	--	86
Cost of prepaid phone service	--	--	4,075	--	4,075
Salaries and wages	26,350	5,824	927	--	33,101
Advertising, net	4,635	60	291	--	4,986
Occupancy	6,765	1,740	84	--	8,589
Other operating expenses	20,345	5,055	970	--	26,370

Total costs and operating expenses	86,147	19,713	6,488	--	112,348

Operating income (loss)	8,154	3,519	114	--	11,787
OTHER INCOME (EXPENSE):
Interest expense	(7,805)	407	--	--	(7,398)
Interest income	8	--	1	--	9
Amortization and write-off of deferred financing
costs	(227)	--	--	--	(227)
Other income (expense), net	1,554	46	--	--	1,600
Equity in net income of subsidiaries	4,158	--	--	(4,158)	--

Income (loss) before income taxes and discontinued	5,842	3,972	115	(4,158)	5,771
operations
Income tax expense	1,395	--	--	--	1,395

Income (loss) before discontinued operations	4,447	3,972	115	(4,158)	4,376
Loss from discontinued operations	(83)	71	--	--	(12)

Net income (loss)	$4,364	$4,043	$115	$(4,158)	$4,364

RENT-WAY, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE NINE-MONTHS ENDED JUNE 30, 2004

(All dollars in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Rent-Way Consolidated
REVENUES:
Rental revenues	$252,968	$63,160	$--	$--	$316,128
Prepaid phone service	--	--	19,676	--	19,676
Other revenues	38,449	8,536	--	--	46,985

Total revenues	291,417	71,696	19,676	--	382,789
COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
Rental merchandise	80,807	20,491	--	--	101,298
Property and equipment	8,923	2,208	438	--	11,569
Amortization of goodwill and other intangibles	233	77	--	--	310
Cost of prepaid phone service	--	--	13,007	--	13,007
Salaries and wages	79,187	17,896	3,258	--	100,341
Advertising, net	14,023	156	1,208	--	15,387
Occupancy	19,889	5,617	278	--	25,784
Restructuring costs	36	12	--	--	48
Other operating expenses	61,804	14,611	3,083	--	79,498

Total costs and operating expenses	264,903	61,068	21,271	--	347,242

Operating income (loss)	26,514	10,628	(1,595)	--	35,547
OTHER INCOME (EXPENSE):
Interest expense	(24,008)	1,089	--	--	(22,919)
Interest income	789	--	3	--	792
Amortization and write-off of deferred financing costs	(748)	--	--	--	(748)
Other income (expense), net	(1,633)	140	--	--	(1,493)
Equity in net income of subsidiaries	9,616	--	--	(9,616)	--

Income (loss) before income taxes and discontinued operations	10,530	11,857	(1,592)	(9,616)	11,179
Income tax expense	4,185	--	--	--	4,185

Income (loss) before discontinued operations	6,345	11,857	(1,592)	(9,616)	6,994)
Loss from discontinued operations	(1,073)	(649)	--	--	(1,722)

Net income (loss)	$5,272	$11,208	$(1,592)	$(9,616)	$5,272

RENT-WAY, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE-MONTHS ENDED JUNE 30, 2004

(All dollars in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Rent-Way Consolidated
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$4,148	1,227	$(68)	$--	$5,307
INVESTING ACTIVITIES:
Purchases of property and equipment	(4,675)	(855)	(167)	--	(5,697)
Investment in subsidiary	230	--	--	--	230

Net cash used in investing activities	(4,905)	(855)	(167)	--	(5,927)
FINANCING ACTIVITIES:
Proceeds from borrowings	93,000	--	--	--	93,000
Payments on borrowings	(88,014)	--	--	--	(88,014)
Payments on note for settlement of class action lawsuit	(2,000)	--	--	--	(2,000)
Payments on capital leases	(4,717)	(1,254)	--	--	(5,971)
Book overdraft	(1,226)	--	--	--	(1,226)
Deferred financing costs	(35)	--	--	--	(35)
Issuance of common stock	938	--	--	--	938
Proceeds from convertible preferred stock	5,000	--	--	--	5,000
Dividends paid	(909)	--	--	--	(909)

Net cash provided by (used in) financing activities	2,037	(1,254)	--	--	783

Increase (decrease) in cash and cash equivalents	1,280	(882)	(235)	--	163

Cash and cash equivalents at beginning of year	1,803	882	618	--	3,303

Cash and cash equivalents at end of year	$3,083	$--	$383	$--	$3,466

RENT-WAY, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

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

RENT-WAY, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE-MONTHS ENDED JUNE 30, 2003

(All dollars in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Rent-Way Consolidated
REVENUES:
Rental revenues	$79,134	$20,010	$--	$--	$99,144
Prepaid phone service	--	--	9,004	--	9,004
Other revenues	11,600	2,627	--	--	14,227

Total revenues	90,734	22,637	9,004	--	122,375
COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
Rental merchandise	23,905	6,166	--	--	30,071
Property and equipment	3,478	539	139	--	4,156
Amortization of intangibles	211	51	--	--	262
Cost of prepaid phone service	--	--	5,549	--	5,549
Salaries and wages	25,460	5,791	1,044	--	32,295
Advertising, net	3,157	36	383	--	3,576
Occupancy	6,035	2,263	116	--	8,414
Restructuring costs	1,091	123	--	--	1,214
Other operating expenses	15,823	4,765	1,055	--	21,643

Total costs and operating expenses	79,160	19,734	8,286	--	107,180

Operating income	11,574	2,903	718	--	15,195
OTHER INCOME (EXPENSE):
Interest expense	(8,080)	--	(2)	--	(8,082)
Interest income	21	--	2	--	23
Class action settlement	--	--	--	--	--
Amortization and write-off of deferred financial
costs	(1,584)	--	--	--	(1,584)
Equity in losses of subsidiaries	3,038	--	--	(3,038)	--
Other income, net	1,421	--	--	--	1,421

Income (loss) before income taxes and discontinued operations	6,390	2,903	718	(3,038)	6,973
Income tax expense	1,089	--	--	--	1,089

Income (loss) before discontinued operations	5,301	2,903	718	(3,038)	5,884
Loss from discontinued operations	(818)	(583)	--	--	(1,401)

Net income (loss)	$4,483	$2,320	$718	$(3,038)	$4,483

RENT-WAY, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE NINE-MONTHS ENDED JUNE 30, 2003

(All dollars in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Rent-Way Consolidated
REVENUES:
Rental revenues	$224,668	$75,754	$--	$--	$300,422
Prepaid phone service	--	--	28,196	--	28,196
Other revenues	33,486	10,348	--	--	43,834

Total revenues	258,154	86,102	28,196	--	372,452
COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
Rental merchandise	68,309	23,775	--	--	92,084
Property and equipment	12,832	1,722	412	--	14,966
Amortization of intangibles	938	276	--	--	1,214
Cost of prepaid phone service	--	--	17,288	--	17,288
Salaries and wages	70,594	24,326	3,681	--	98,601
Advertising, net	14,859	188	2,010	--	17,057
Occupancy	15,297	8,889	333	--	24,519
Restructuring costs	3,306	123	--	--	3,429
Other operating expenses	53,843	18,914	3,326	--	76,083

Total costs and operating expenses	239,978	78,213	27,050	--	345,241

Operating income	18,176	7,889	1,146	--	27,211
OTHER INCOME (EXPENSE):
Interest expense	(25,937)	654	(8)	--	(25,291)
Interest income	71	--	6	--	77
Class action settlement	(14,000)	--	--	--	(14,000)
Amortization and write-off of deferred financial
costs	(2,720)	--	--	--	(2,720)
Equity in losses of subsidiaries	3,993	--	--	(3,993)	--
Other income, net	4,588	115	--	--	4,703

Income (loss) before income taxes and discontinued operations	(15,829)	8,658	1,144	(3,993)	(10,020)
Income tax expense	3,190	--	--	--	3,190

Income (loss) before discontinued operations	(19,019)	8,658	1,144	(3,993)	(13,210)
Loss from discontinued operations	(9,777)	(5,809)	--	--	(15,586)

Net income (loss)	$(28,796)	$2,849	$1,144	$(3,993)	$(28,796)

RENT-WAY, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE-MONTHS ENDED JUNE 30, 2003

(All dollars in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Rent-Way Consolidated
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(29,371)	(17,284)	$594	$--	$(46,061)
INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	(259)	--	--	--	(259)
Purchases of property and equipment	(2,908)	(497)	(141)	--	(3,546)
Proceeds from sale of stores and other assets	73,304	17,285	--	--	90,589

Net cash used in investing activities	70,137	16,788	(141)	--	86,784
FINANCING ACTIVITIES:
Proceeds from borrowings	662,449	--	--	--	662,449
Payments on borrowings	(705,140)	--	--	--	(705,140)
Payments on capital leases	(5,009)	(1,332)	--	--	(6,341)
Book overdraft	436	--	--	--	436
Proceeds from convertible preferred stock	14,129	--	--	--	14,129
Deferred financing costs	(8,718)	--	--	--	(8,718)
Issuance of Common Stock	506	--	--	--	506
Payment of loans by directors/shareholders	285	--	--	--	285
Interest on shareholder loans	(3)	--	--	--	(3)

Net cash provided by (used in) financing activities	(41,065)	(1,332)	--	--	(42,397)

Increase (decrease) in cash and cash equivalents	(299)	(1,828)	453	--	(1,674)
Cash and cash equivalents at beginning of year	4,702	2,316	277	--	7,295

Cash and cash equivalents at end of year	$4,403	$488	$730	$--	$5,621

19.     RECENT ACCOUNTING PRONOUNCEMENTS:

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company has adopted the provisions of this Statement. The application of SFAS 150 did not have a material impact on the financial statements for the Company. The classification and measurement provisions in paragraphs 9, 10 and 22 of FAS 150 are deferred for an indefinite period for certain mandatory, redeemable, non-controlling interests with finite-lived subsidiaries.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Rent-Way currently operates 753 rental-purchase stores located in 33 states. The Company offers quality brand name home entertainment equipment, furniture, computers, major appliances, and jewelry to customers under full-service rental-purchase agreements that generally allow the customer to obtain ownership of the merchandise at the conclusion of an agreed upon rental period. The Company also provides prepaid local phone service to consumers on a monthly basis through DPI, a majority owned subsidiary. DPI is a non-facilities based provider of local phone service.

The Company continues to focus on improving gross margins, decreasing operating expenses, and reducing debt. To accomplish these objectives, the Company has significantly upgraded its merchandise mix, implemented higher rental rates, and closed, combined, or sold under-performing stores. On June 2, 2003, the Company closed a refinancing of its bank credit facility through the issuance of $205.0 million of senior secured notes, borrowings under a new $60.0 million bank revolving credit facility and the sale of $15.0 million of convertible preferred stock.

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

The major components of the Company’s cost structure are the cost of rental merchandise and personnel and, to a lesser extent, occupancy expenses, sales and marketing expense and general and administrative costs. Costs associated with rental merchandise are driven by the need to purchase merchandise to maintain the quality and availability of the product mix. Compensation, incentives, and employee benefits are the main components of personnel costs. Occupancy expenses include store operating lease, maintenance and common area maintenance expenses. Sales and marketing expenses are driven primarily by advertising costs, business development activities, and the development of new service offerings. Other operating expenses include general and administrative costs, which primarily include corporate overhead expenses, costs associated with the information technology infrastructure, and other store related expenses.

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

Rental Merchandise Depreciation. The Company uses the “units of activity” depreciation method for all rental merchandise except computers and computer game systems. Under the units of activity method, rental merchandise is depreciated as revenue is collected or earned during free-rent promotions. Thus, rental merchandise is not depreciated during periods when it is not on rent and therefore not generating rental revenue. Personal computers are principally depreciated on the straight-line basis beginning on acquisition date over 24 months. Write-offs of rental merchandise arising from customers’ failure to return merchandise, losses due to excessive wear and tear of merchandise and obsolescence are recognized using the direct write-off method, which is materially consistent with the results that would be recognized under the allowance method. The rental merchandise write-offs approximate 3% of revenue from month to month over the prior 2 fiscal years. The Company reviews this analysis on a monthly basis.

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

Convertible Redeemable Preferred Stock. The Company’s sale of convertible preferred stock in June 2003 resulted in proceeds of $14.2 million, net of issuance costs of $0.8 million, which were used to refinance the previous senior credit facility. The net proceeds are classified outside of permanent equity because of the redemption date and other redemption provisions of the preferred stock. The Company has determined that the conversion feature of the convertible redeemable preferred stock is a derivative financial instrument that was bifurcated and recorded in temporary equity classification on the balance sheet. This derivative financial instrument is marked to market through other income (expense) in the Company’s condensed consolidated statements of operations (see Note 9 to the condensed consolidated financial statements).

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

Company Insurance Programs. For fiscal years 2004, 2003, 2002 and 2001, the Company is primarily self-insured for health insurance. The self-insurance liability for health costs is determined based on funding factors determined by cost plus rates for a fully insured plan and monthly headcount. The contracted rate is determined based on experience, prior claims filed and an estimate of future claims. A retrospective adjustment for over (under) funding of claims is recorded when determinable and probable.

The self-insurance liability for workers’ compensation, automobile and general liability costs are determined based on claims filed and company experience. Losses in the workers’ compensation, automobile and general liability programs are pre-funded based on the insurance company’s loss estimates. Loss estimates will be adjusted for developed incurred losses at 18 months following policy inception and every 12 months thereafter. Retrospective adjustments to loss estimates are recorded when determinable and probable.

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

Deferred Financing Costs. Deferred financing costs consists of bond issuance costs and loan origination costs incurred in connection with the sale of $205.0 million of senior secured notes and a new $60.0 million revolving credit facility that closed June 2, 2003. The bond issuance costs of $6.7 million are being amortized using the effective interest method over the seven-year term of the bonds. The loan origination costs of $2.1 million are being amortized on a straight-line basis over the five-year bank credit agreement. Deferred financing costs amortization was $0.2 million and $1.6 million for the three-month periods and $0.7 million and $2.7 million for the nine-month periods ended June 30, 2004 and 2003, respectively.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from the Company’s unaudited condensed consolidated statements of operations, expressed as a percentage of revenues.

	Three-months Ended June 30,		Nine-months Ended June 30,
	2004	2003	2004	2003
REVENUES:
Rental revenue	82.6%	81.0%	82.6%	80.6%
Prepaid phone service revenue	5.3	7.4	5.1	7.6
Other revenue	12.1	11.6	12.3	11.8

Total revenues	100.0	100.0	100.0	100.0
COSTS AND OPERATING EXPENSES:
Depreciation and amortization
Rental merchandise	25.2	24.6	26.5	24.7
Property and equipment	3.1	3.4	3.0	4.0
Amortization of intangibles	0.1	0.2	0.1	0.3

Total depreciation and amortization	28.4	28.2	29.6	29.0
Cost of prepaid phone service	3.3	4.5	3.4	4.6
Salaries and wages	26.7	26.4	26.2	26.5
Advertising	4.0	2.9	4.0	4.7
Occupancy	6.9	6.9	6.7	6.6
Restructuring costs	--	1.0	--	0.9
Other operating expenses	21.2	17.7	20.8	20.4

Total costs and operating expenses	90.5	87.6	90.7	92.7

Operating income	9.5	12.4	9.3	7.3
Settlement of class action lawsuit	--	--	--	(3.8)
Interest expense	(6.0)	(6.6)	(6.0)	(6.8)
Interest income	--	--	0.2	--
Amortization--deferred financing costs	(0.2)	(1.3)	(0.2)	(0.7)
Other income (expense)	1.3	1.2	(0.4)	1.3

Income (loss) before income taxes and discontinued operations	4.6	5.7	2.9	(2.7)
Income tax expense	1.1	0.9	1.1	0.8

Income (loss) before discontinued operations	3.5	4.8	1.8	(3.5)
Income (loss) from discontinued operations	--	(1.1)	(0.4)	(4.2)

Net income (loss)	3.5%	3.7%	1.4%	(7.7)%

COMPARISON OF THREE-MONTHS ENDED JUNE 30, 2004 AND 2003

Total revenues. Total revenues increased $1.8 million, or 1.4% to $124.1 million from $122.4 million. The increase is attributable to an increase in revenues of $4.2 million in the household rental segment offset by a $2.4 million decrease in the prepaid telephone service segment. The $2.4 million decrease in the prepaid telephone service segment is due to a decrease in customers attributed to an increase in competition. The $4.2 million increase in revenue in the household rental segment is due a 3.4% increase in same store revenues.

Same store revenues consists of revenues from stores in the household rental segment that have been operating for more than 15 months and have had no changes affecting operations during that time, specifically, mergers, dispositions or acquisitions. The increase in the same store revenues was due to an increase in same store rental revenues, early purchase option, sales revenues and fee revenues. Same store rental revenues increased 3.3% as compared to the same period last year. This increase is primarily attributable to more rental-purchase agreements in the portfolio. Early purchase options and sales revenues increased 9.9% as compared to the same period last year. This increase is principally due to changes to the “120 days same as cash” promotion which resulted in fewer number of early purchase options with higher revenues. Fee revenues increased by 1.5% as compared to the same period last year. This increase is mainly attributable to an increase in customers and customers choosing liability damage waiver and preferred customer club.

Depreciation Amortization. Depreciation expense related to rental merchandise increased to 25.2% as a percentage of total revenues from 24.6%. This increase is primarily due to the Company adding game systems to the product line. These items are depreciated on a straight-line basis. Also, the Company ran a promotion on big screen televisions that resulted in a higher percentage of depreciation expense to revenues for the quarter ended June 30, 2004. In addition, the Company’s computer portfolio contains newer items than in the prior year, which resulted in greater straight-line depreciation as a percentage of revenues.

Depreciation expense related to property and equipment decreased to 3.1% as a percentage of total revenues from 3.4%. This decrease is primarily due to reduced capital spending and assets becoming fully depreciated.

Amortization of other intangibles decreased to 0.1% from 0.2% as a percentage of total revenues. This is due to the expiration of the amortization periods for certain non-compete agreements and customer contracts. On October 1, 2001, the Company adopted SFAS 142. SFAS 142 requires the cessation of amortization of goodwill and other indefinite-lived intangibles on the balance sheet. Goodwill and other indefinite lived intangibles on the balance sheet are tested for impairment at least annually.

Cost of Prepaid Phone Service. The cost of prepaid phone service decreased to $4.1 million or 3.3% of total revenues from $5.5 million, or 4.5% as a percentage of total revenues. This decrease of $1.4 million is primarily due to the decrease in the number of customers. The cost of prepaid phone service as a percentage of prepaid phone service revenue increased to 61.7% from 61.6%.

Salaries and Wages. Salaries and wages increased to $33.1 million from $32.3 million, and increased to 26.7% as a percentage of total revenues from 26.4% due to annual increases in wages and salaries.

Advertising. Advertising expense increased from $3.6 million to $5.0 million. The increase is primarily attributable to an increase in circulars and television costs totaling $1.0 million, and a $0.3 million increase in local store marketing.

Occupancy. Occupancy expense increased to $8.6 million from $8.4 million primarily due to general rent increases and an increase in maintenance expense. The increase in maintenance expense is the result of a strategic initiative to improve the appearance and consistency of the Company’s stores.

Restructuring Costs. During the second quarter of fiscal year 2003, the Company formulated a plan to restructure the corporate office through reductions in the corporate workforce to rationalize corporate costs for the stores remaining subsequent to the sale to Rent-A-Center, Inc. As a result of this plan, the Company recorded total pre-tax restructuring charges of $1.2 million in the three-month period ended June 30, 2003. The restructuring costs include $0.3 million of employee severance and termination benefits, $0.4 million of fixed asset write-offs in the household rental segment and $0.5 million in depreciation expense for leasehold improvements for vacated stores for which Rent-A-Center, Inc. did not assume the leases during the sale. These restructuring activities were completed during the fiscal quarter ended March 31, 2003. There were no restructuring charges for the three-month period ended June 30, 2004.

Other Operating Expense. Other operating expense increased by $4.7 million and increased to 21.2% as a percentage of total revenues from 17.7%. This increase is principally due to a decrease in the adjustment for income for ultimate and incurred losses on the Company’s casualty insurances, which offsets insurance costs recorded in other operating expense. This favorable adjustment for income was $1.6 million and $4.6 million for the three-month periods ended June 30, 2004 and 2003, respectively. This increase is also due to a $1.6 million favorable adjustment to the Company’s personal property tax accrual in fiscal 2003 as a result of the receipt of actual tax assessments. This adjustment did not re-occur in fiscal 2004.

Interest Expense. Interest expense decreased from 6.6% to 6.0% as a percentage of total revenues. This decrease is primarily due to the refinancing of debt resulting in lower interest rates.

Other Income (Expense), Net. Other income was $1.4 million for the three-months ended June 30, 2003, compared to $1.6 million for the three-months ended June 30, 2004. This change is primarily due to the change in the fair market value of the convertible preferred stock derivative, which resulted in expense of $0.2 million for the three-months ended June 30, 2003 compared to income of $0.2 million for the same period ended June 30, 2004.

Income Tax Expense. During the third quarter of fiscal 2004, the Company recorded income tax expense of $1.4 million due to the Company’s inability to look to the reversal of the deferred tax liability associated with tax deductible goodwill to offset a portion of its deferred tax asset following the adoption of SFAS 142. During the third quarter of fiscal 2003, The Company recorded income tax expense of $1.1 million due the Company’s inability to look to the reversal of the deferred tax liability associated with tax deductible goodwill to offset a portion of its deferred tax asset following the adoption of SFAS 142.

Loss From Discontinued Operations. The loss from discontinued operations was insignificant for the three-months ended June 30, 2004 as compared to $1.4 million for the same period ended June 30, 2003. On December 17, 2002, the Company entered into a definitive purchase agreement to sell 295 stores to Rent-A-Center, Inc. for approximately $101.5 million, which transaction closed on February 8, 2003. These stores were all included in the household rental segment. Related operating results, in accordance with SFAS 144, have been reported as discontinued operations (see Note 2 to the condensed consolidated financial statements).

Net Income (Loss). The Company generated net income of $4.4 million in the three-month period ended June 30, 2004 as a result of the factors described above compared to net income of $4.5 million in the same period last year.

Net Income (Loss) Allocable To Common Shareholders. On June 2, 2003, the Company issued 1,500 shares of convertible redeemable preferred stock for $10,000 per share and a one-year option to purchase an additional 500 shares of convertible redeemable preferred stock. As of June 30, 2004, the option was fully exercised. The amortization of the dividend and the accretion of preferred stock totaled $0.5 million and $0.1 million and were charged to the accumulated deficit, and reduced net income allocable to common shareholders for the period ended June 30, 2004 and 2003, respectively.

COMPARISON OF NINE-MONTHS ENDED JUNE 30, 2004 AND 2003

Total revenues. Total revenues increased $10.3 million, or 2.8% to $382.8 million from $372.5 million. The increase is attributable to an increase in revenues of $18.9 million in the household rental segment offset by a $8.5 million decrease in the prepaid telephone service segment. The $8.5 million decrease in the prepaid telephone service segment is due to a decrease in customers attributed to an increase in competition. The $18.9 million increase in revenue in the household rental segment is due a 5.8% increase in same store revenues.

Same store revenues consists of revenues from stores in the household rental segment that have been operating for more than 15 months and have had no changes affecting operations during that time, specifically, mergers, dispositions or acquisitions. The increase in the same store revenues was due to an increase in same store rental revenues, early purchase option, sales revenues and fee revenues. Same store rental revenues increased 5.4% as compared to the same period last year. This increase is primarily attributable to more rental-purchase agreements in the portfolio and improved collections in the nine-month period ended June 30, 2004 as compared to the same period last year. Early purchase options and sales revenues increased 16.8% as compared to the same period last year. This increase is principally due to changes to the “120 days same as cash” promotion which resulted in fewer number of early purchase options with higher revenues. Fee revenues increased by 2.4% as compared to the same period last year. This increase is mainly attributable to an increase in customers, and customers choosing liability damage waiver and preferred customer club.

Depreciation and Amortization. Depreciation expense related to rental merchandise increased to 26.5% as a percentage of total revenues from 24.7%. This increase is primarily due to the Company adding game systems to its product lines. These items are depreciated on a straight-line basis. Also, the Company ran a promotion on big screen televisions, which resulted in an increase in depreciation expense as a percentage of total revenues for the nine-months ended June 30, 2004. In addition, the Company’s computer portfolio contains newer items than the same period in the prior year. This resulted in an increase in straight-line depreciation in the nine-months ended June 30, 2004 as compared to the same period in the prior year.

Depreciation expense related to property and equipment decreased to 3.0% as a percentage of total revenues from 4.0%. This decrease is primarily due to reduced capital spending and assets becoming fully depreciated.

Amortization of other intangibles decreased to 0.1% from 0.3% as a percentage of total revenues. This is due to the expiration of the amortization periods for certain non-compete agreements and customer contracts. On October 1, 2001, the Company adopted SFAS 142. SFAS 142 requires the cessation of amortization of goodwill and other indefinite-lived intangibles on the balance sheet. Goodwill and other indefinite lived intangibles on the balance sheet are tested for impairment at least annually.

Cost of Prepaid Phone Service. The cost of prepaid phone service decreased to $13.0 million or 3.4% of total revenues from $17.3 million, or 4.6% as a percentage of total revenues. This decrease of $4.3 million is primarily due to the decrease in the number of customers. The cost of prepaid phone service as a percentage of prepaid phone service revenue increased to 66.1% from 61.3%. This increase of 4.8% is primarily due to reduced prepaid phone service revenue as a result of the decrease in the number of customers.

Salaries and Wages. Salaries and wages increased to $100.3 million from $98.6 million, and decreased to 26.2% as a percentage of total revenues from 26.5% due to annual increases in wages and salaries. Advertising. Advertising expense decreased from $17.1 million to $15.4 million. This decrease is primarily due to the sale of 295 stores to Rent-A-Center. The Company continues to run a more balanced and efficient media strategy.

Occupancy. Occupancy expense increased to $25.8 million from $24.5 million primarily due to general rent increases and an increase in maintenance expense. The increase in maintenance expense is the result of a strategic initiative to improve the appearance and consistency of the Company’s stores.

Restructuring Costs. During the second quarter of fiscal year 2003, the Company formulated a plan to restructure the corporate office through reductions in the corporate workforce to rationalize corporate costs for the stores remaining subsequent to the sale to Rent-A-Center, Inc. As a result of this plan, the Company recorded total pre-tax restructuring charges of $3.4 million in the nine-month period ending June 30, 2003. The restructuring costs include $1.0 million of employee severance and termination benefits, $2.0 million of fixed asset write-offs in the household rental segment and $0.4 million in depreciation expense for leasehold improvements for vacated stores for which Rent-A-Center did not assume the leases in the sale. These restructuring activities were completed during the fiscal quarter ended March 31, 2003. There were insignificant restructuring charges for the same period ended June 30, 2004.

Other Operating Expense. Other operating expense increased by $3.4 million and increased to 20.8% as a percentage of total revenues from 20.4%. This increase is principally due to a decrease in the adjustment for income for ultimate and incurred losses on the Company’s property and casualty insurances, which offsets insurance costs recorded in other operating expense. This favorable adjustment for income was $1.6 million and $4.6 million for the nine-month periods ended June 30, 2004 and 2003, respectively. This increase is also due to a $1.6 million favorable adjustment to the Company’s personal property tax accrual in fiscal 2003 as a result of the receipt of actual tax assessments. This adjustment did not re-occur in fiscal 2004. These increases were offset by decreases in legal, professional, and consulting fees primarily relating to the refinancing of the debt in 2003.

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

Interest Expense. Interest expense decreased from 6.8% to 6.0% as a percentage of total revenues. This decrease is primarily due to the refinancing of debt resulting in lower interest rates.

Other Income (Expense), Net. Other income was $4.7 million for the nine-months ended June 30, 2003, compared to $1.5 million in expense for nine-months ended June 30, 2004. This change is primarily due to a $5.5 million charge to record the convertible option derivative liability for the convertible preferred stock at its fair market value for the nine-months ended June 30, 2004. Other income (expense) also includes the positive change in the fair market value of the interest rate swap portfolio, which resulted in income of $3.6 million for the nine-months ended June 30, 2003 compared to $3.0 million for the same period this year.

Income Tax Expense. During the first nine-months of fiscal 2004, the Company recorded income tax expense of $4.2 million due to the Company’s inability to look to the reversal of the deferred tax liability associated with tax deductible goodwill to offset a portion of its deferred tax asset following the adoption of SFAS 142. During the first nine-months of fiscal 2003, the Company recorded income tax expense of $4.1 million due to the Company’s inability to look to the reversal of the deferred tax liability associated with tax deductible goodwill to offset a portion of its deferred tax asset following the adoption of SFAS 142. Also during the first nine months of fiscal 2003, a tax benefit of $0.9 million was recorded as a result of carrying back AMT net operating losses. The net expense for the nine-months was $3.2 million.

Loss From Discontinued Operations. The loss from discontinued operations for the nine-months ended June 30, 2004 was $1.7 million, of which $1.0 million relates to the evaluation and write-off of leasehold improvements related to the stores sold to Rent-A-Center. The loss from discontinued operations was $15.6 million in the nine-months ending June 30, 2003 and was mainly due to a $7.9 million charge for lease obligations related to vacated stores and a $6.1 million decrease in operating income of the stores due to transition period costs. On February 8, 2003, the Company sold 295 stores to Rent-A-Center for approximately $101.4 million. These stores are all included in the household rental segment. Related operating results, in accordance with SFAS 144, have been reported as discontinued operations (see Note 2 to the condensed consolidated financial statements).

Net Income (Loss). The Company generated net income of $5.3 million in the nine-month period ended June 30, 2004 as a result of the factors described above as compared to a net loss of $28.8 million in the same period last year.

Net Income (Loss) Allocable To Common Shareholders. The amortization of the dividend and the accretion of the Company’s convertible preferred stock totaled $1.3 million and $0.1 million and are charged to accumulated deficit, but reduced net income allocable to common stockholders for the nine-months ended June 30, 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s capital requirements relate primarily to purchasing additional rental merchandise and replacing rental merchandise that has been sold or is no longer suitable for rent. The Company’s principal sources of liquidity are cash flows from operations, debt capacity available under its revolving credit facility and available cash reserves.

For the nine-months ended June 30, 2004, operations provided $5.3 million of cash compared to $46.1 million cash used by operating activities for the same period one year ago. The increase in cash provided by operating activities is primarily attributable to the decrease in rental merchandise purchases, an increase to net income, a decrease in cash used in discontinued operations, and cash from income tax refunds, offset by a reduction in accounts payable and accrued liabilities.

Net cash used in investing activities was $5.9 million for the purchase of property and equipment for the nine-months ended June 30, 2004. Net cash provided by investing activities was $86.8 million primarily from the sale of stores to Rent-A-Center for the nine-months ended June 30, 2003.

For the nine-months ended June 30, 2004, financing activities provided $0.8 million as compared to net cash used of $42.4 million for the same period in 2003. The Company drew a net $5.0 million from its revolving credit facility for the nine-months ended June 30, 2004 versus repaying a net $42.7 million in the same period a year ago. The Company received $5.0 million in proceeds from the sale of convertible preferred stock, paid $2.0 million on the note issued in settlement of the class action lawsuit and paid $6.0 million on capital leases for the nine-months ended June 30, 2004.

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

The secured notes were offered at a discount of $3.6 million, which is being amortized using the effective interest method over the term of the secured notes. Amortization of the discount was $0.7 million for the nine-months ended June 30, 2004. Costs representing underwriting fees and other professional fees of $6.7 million are being amortized, using the effective interest method, over the term of the secured notes. The secured notes rank senior in right to all of the Company’s existing and future subordinated debt, have a lien position ranking second to the bank revolving credit facility and effectively junior in right of payment to all existing and future debt and other liabilities of the Company’s subsidiaries that are not subsidiary guarantors. The secured notes contain covenants that will, among other things, limit the Company’s ability to incur additional debt, make restricted payments, incur any additional liens, sell certain assets, pay dividend distributions from restricted subsidiaries, transact with affiliates, conduct certain sale and leaseback transactions and use excess cash flow. The Company is in compliance with all covenants at June 30, 2004, and expects to be able to comply with covenants based upon its fiscal 2004 projections.

The holders of the Company’s convertible preferred stock had options to acquire an additional $5.0 million of preferred stock, at an initial conversion price of $6.65 per share. These options were fully exercised as of June 30, 2004, for $10,000 per share. See Note 9 to the Company’s consolidated financial statements set forth at Part I, Item 1of this report for more information regarding the convertible preferred stock.

The convertible preferred stock is classified outside of permanent equity because of the redemption date and other redemption provisions. The convertible feature of the convertible preferred stock is a derivative financial instrument that is recorded at fair value and marked to market. The market value of this derivative was $20.6 million at June 30, 2004 and is recorded in convertible redeemable preferred stock in the consolidated balance sheet.

OFF-BALANCE SHEET ARRANGEMENTS

The Company is not subject to any off-balance sheet arrangements within the meaning of Rule 303(a)(4) of Regulation S-K.

CONTRACTUAL OBLIGATIONS

The following table presents obligations and commitments to make future payments under contracts and contingent commitments at June 30, 2004:

Contractual Cash Obligations	Total	Due in less than one year	Due in 1-3 years	Due in 4-5 years	Due after 5 years
Debt (1)	$219,782	$18,000	$--	$--	$201,782
Capital lease obligations	14,783	5,794	8,926	63	--
Operating leases	105,331	36,010	56,292	11,614	1,415
Notes payable	56	19	37	--	--
Settlement of class action lawsuit (2)	2,000	1,000	1,000	--	--

Total cash obligations	$341,952	$60,823	$66,255	$11,677	$203,197

(1) Consists of outstanding revolving loans and senior secured notes, net of discount.
(2) Consists of unsecured, subordinated note payable to the class of the class action lawsuit.

Amount of Commitment Expiration Per Period

Other Commercial Commitments	Total Amounts Committed	Less than One year	1-3 years	4-5 years	Over 5 years
Lines of credit	$--	$--	$--	$--	$--
Standby letters of credit	4,920	4,920	--	--	--
Guarantees	--	--	--	--	--

Total commercial commitments	$4,920	$4,920	$--	$--	$--

SEASONALITY AND INFLATION

The Company’s operating results are subject to seasonality. The first quarter typically has a greater number of rental-purchase agreements entered into because of traditional holiday shopping patterns. The second quarter has typically a flat to slightly negative change in the number of rental-purchase agreements and customer accounts and also, fewer deliveries. The third quarter has typically flat to slightly positive results and the fourth quarter again experiences a decrease in deliveries. Management plans for these seasonal variances and takes particular advantage of the first quarter with product promotions and marketing campaigns. Because many of the Company’s expenses do not fluctuate with seasonal revenue changes, such revenue changes may cause fluctuations in the Company’s quarterly operating income and earnings.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company has adopted the provisions of this Statement. The application of SFAS 150 did not have a material impact on the financial statements of the Company. The classification and measurement provisions in paragraphs 9, 10 and 22 of FAS 150 are deferred for an indefinite period for certain mandatory, redeemable, non-controlling interests with finite-lived subsidiaries.

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

At June 30, 2004, the Company had swap agreements with total notional principal amounts of $50.4 million, which effectively fixed the interest rate on obligations in the notional amount of $18.0 million of debt under the $60.0 million revolving credit facility. The swap agreements lock in a LIBOR rate ranging from 6.73% to 6.97% and have maturities ranging from 2004 to 2005. Falling interest rates and/or a flattening of the yield curve will negatively impact the market value of the interest rate swaps. Changes in the valuation of such swap agreements are recorded directly to earnings. The face value of interest rate swap agreements was a liability of approximately $2.1 million at June 30, 2004. A 1% adverse change in the interest rates on variable rate obligations would affect pre-tax earnings by approximately $0.3 million.

The Company does not enter into derivative financial instruments for trading or speculative purposes. Currently, and since June 2, 2003, the Company is over-hedged because of the refinancing. The existing interest rate swaps hedged a portion of the previous LIBOR debt. As a result of the refinancing, the only LIBOR debt the Company has is the $60.0 million revolver credit facility, of which $18.0 million was outstanding at June 30, 2004. The Company will reduce its interest rate swap position as they mature through August 2005 because of the current cost to terminate those agreements.

ITEM 4. CONTROLS AND PROCEDURES

A.

Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2004, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that this information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

During the quarter ended June 30, 2004, the Company sold an aggregate of 367 additional shares of Series A Convertible Preferred Stock to certain existing holders of its Series A Convertible Preferred Stock for $3.67 million in cash. These additional Series A preferred shares are convertible into shares of common stock at a conversion price of $6.65 per share, subject to anti-dilution adjustments. The issuance of and sale of the Series A preferred shares described above was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4 (2) thereof.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a.        EXHIBITS

      See exhibit index.

    b.        REPORTS ON FORM 8-K

        The Company filed the following reports on Form 8-K in the quarter ended June 30, 2004:

(1)	On April 20, 2004, the Company filed a Current Report on Form 8-K, which reported the issuance and sale of additional shares of its Series A Convertible Preferred Stock.

(2)	On April 29, 2004, the company filed a Current Report on Form 8-K, which reported the issuance of a news release announcing the financial results for the second quarter ended March 31, 2004.

(3)	On May 20, 2004, the Company filed a Current Report on Form 8-K, which reported the issuance and sale of additional shares of its Series A Convertible Preferred Stock.

(4)	On June 23, 2004, the Company filed a Current Report on Form 8-K, which reported the Company changed its certifying Accountant for the 401(k) Retirement Savings Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rent-Way, Inc. (Registrant)

August 5, 2004
Date

By: /S/ WILLIAM A. MCDONNELL (Signature) William A. McDonnell Vice President and Chief Financial Officer

August 5, 2004
Date

By: JOHN A. LOMBARDI (Signature) John A. Lombardi Chief Accounting Officer and Controller

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