Form 10-K
period 2004-09-30
RENT WAY INC
filed 2004-12-10
CIK 893046

UNITED STATES
U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004

[	] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-22026

RENT-WAY,INC.
(Exact name of registrant as specified in its charter)

PENNSYLVANIA                                               25-1407782
(State of Incorporation)                (I.R.S. Employer Identification Number)

ONE RENTWAY PLACE, ERIE, PENNSYLVANIA 16505
(Address of principal executive offices)

(814) 455-5378
(Registrant’s telephone number,including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The aggregate market value of common stock held by non-affiliates of the registrant as of March 31, 2004, was $197,491,483.

The number of shares outstanding of the registrant’s common stock as of December 6, 2004 was 26,243,676.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

RENT-WAY, INC.

RENT-WAY, INC.

PART I

ITEM I. BUSINESS

GENERAL

        Rent-Way, Inc. (the “Company” or “Rent-Way”) operates 754 rental-purchase stores located in 33 states. The Company offers quality, brand name home entertainment equipment, furniture, computers, major appliances and jewelry to customers under full-service, rental-purchase agreements that generally allow the customer to obtain ownership of the merchandise at the conclusion of an agreed upon rental period. The Company also provides prepaid local phone service to consumers on a monthly basis through dPi Teleconnect LLC (“DPI”), its 83.5%-owned subsidiary. DPI is a non-facilities based provider of local phone service.

        The Company’s principal executive offices are located at One RentWay Place, Erie, Pennsylvania 16505; and its telephone number is (814) 455-5378. The Company’s Internet address is http://www.rentway.com. Rent-Way makes available at no cost through the Investor Relations section of its internet website its annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after this material is filed with or furnished to the SEC. The Company’s corporate governance guidelines, its board committee charters, and its codes of conduct are also available through the investor relations section of its Internet website where they may be accessed without charge. The Company will mail any of the foregoing documents without charge to any shareholder on request. Requests for mailings should be made to the Company’s Investor Relations Coordinator at the telephone number above.

BUSINESS HISTORY

        William Morgenstern, the Chief Executive Officer and Chairman of the Board, co-founded the Company in 1981 to operate a rental-purchase store in Erie, Pennsylvania. By 1993, the Company was operating 19 stores in three states and had completed its initial public offering. Concurrent with the initial public offering, the Company began implementing a strategy of aggressive store expansion driven primarily by acquisitions and facilitated by the consolidation trend in the rent-to-own market. From 1993 to 1998, the Company acquired 420 stores in various transactions. In fiscal 1999, the Company became the second largest company in the rental-purchase industry based on number of stores as a result of a merger with Home Choice Holdings, Inc., in which 458 stores were acquired, and the acquisition of 250 stores from Rentavision, Inc. and 21 stores from America’s Rent-to-Own Center, Inc. In November 2000, the Company operated 1,147 stores, which was the largest number of stores the Company has operated in its history. The Company acquired a 70% interest in DPI in 2000 for $7.5 million and acquired an additional 13.5% in 2004 for $0.4 million. In October 2000, the Company discovered accounting improprieties that had the effect of overstating operating income.

        Following the discovery of the accounting improprieties, management concentrated on addressing the business performance problems that had been masked by the improprieties, managing the litigation and governmental investigations arising from the improprieties, and refinancing its outstanding bank debt. In 2001, management developed and implemented a plan to increase gross margins, reduce debt and close or combine under-performing stores.

        In November 2002, management identified 295 under-performing stores that would have required a significant amount of capital investment to meet company performance targets and in which the Company was not willing to invest at that time. On December 17, 2002, the Company entered into a definitive purchase agreement to sell rental merchandise and related contracts of these 295 stores to Rent-A-Center, Inc. Rent-A-Center purchased certain fixed assets and assumed related store leases of 125 of these stores. The transaction closed on February 8, 2003, for approximately $100.4 million. Of the sale price, $14.7 million was paid for transaction, store closing and similar expenses. Rent-A-Center held back $10.0 million to secure the indemnification obligations in the sale. Rent-A-Center released $5.0 million of the holdback on May 8, 2003, and the remaining $5.0 million on August 8, 2004. The net sale proceeds were used to reduce outstanding bank debt. During the second quarter of fiscal 2003, management formulated a plan to restructure the corporate office through workforce reductions to rationalize corporate costs subsequent to the sale to Rent-A-Center. These restructuring activities were completed during the fiscal quarter ended March 31, 2003.

        On June 2, 2003, the Company completed the sale of $205.0 million of senior secured notes, closed a new $60.0 million revolving line of credit facility and sold $15.0 million in newly authorized 8% redeemable convertible preferred stock through a private placement. The net proceeds of the offerings, together with borrowing under the new revolving credit facility and the net proceeds of the sale of the redeemable convertible preferred stock repaid all amounts outstanding under the Company’s previous senior bank credit facility. As a result of the completion of the refinancing, the Company’s corporate credit rating was raised by Standard & Poor’s Rating Services from ‘CCC’ to ‘B+'.

THE RENTAL-PURCHASE INDUSTRY

        Begun in the mid- to late-1960s, the rental-purchase business offers an alternative to traditional retail installment sales and generally serves customers that have annual household incomes ranging from $20,000 to $40,000. The Association of Progressive Rental Organizations (“APRO”), the industry’s trade association, estimated that at the end of 2003 the industry comprised approximately 8,300 stores providing 7.7 million products to 2.7 million households. Based on estimates from APRO, the rental-purchase industry generated gross revenues of $6.2 billion in 2003 from these transactions. The rental-purchase industry has grown consistently over the past several years despite significant fluctuations in the U.S. economy. From 1996 to 2003, revenues generated by the industry have increased with no year in the period reflecting growth less than 5.1%. Over the past five years, the industry has experienced significant consolidation.

STRATEGY

        In Fiscal year 2004 the company increased revenues, improved operating margins and profitability and the management team renewed its efforts to grow by opening new stores and leveraging its core competencies.

The priorities for the Company in 2005 will be:

Continue to increase revenues, profits and cash flow in core stores. The Company continues to believe it has the ability to increase revenue and overall profitability of its existing stores. In 2004 the Company made significant investments to maximize gross margins in 2005 including focused training to improve gross margin, the purchase of rental merchandise handling equipment and the implementation of better refurbishing programs at its stores.

The Company regularly monitors the weekly rental rates of the products it rents. From time to time the Company adjusts those rates to bring them in line with competitive market rates. The Company believes nominal increases in prices on certain items will enhance profit and will not negatively impact its efforts to increase customer and potential rental revenue growth.

In addition, the Company has developed more formal staffing models for existing stores based on rental volume and customer count that it believes will lead to more efficient use of payroll dollars.

Open new stores to leverage existing infrastructure. The Company has launched an aggressive new store opening program and anticipates the opening of 40-50 stores in fiscal 2005. The Company expects to selectively open new stores in existing markets to leverage its existing management team, corporate infrastructure and advertising budgets. More stores will provide the Company’s customers greater access to its products. The new store opening program is managed by Todd Homberger, the Vice President of New Store Development. The program includes the enforcement of pre-set criteria and accountability in the areas of site selection, profit and loss, marketing and human resource management. From the moment a new store is open, the store and regional managers, as well as senior management, have at risk compensation that is dependent on the success of the stores opened.

The Company believes the recent acquisition by its largest competitor of two large chains of rental purchase stores, in markets contiguous to its own, has created an opportunity for immediate expansion. The Company has proactively identified multiple sites, hired several store and regional managers and is moving quickly to seize the opportunities it believes have been created.

Enhance training and development programs. The Company recently hired an experienced director of training to focus on enhancing the Company’s online and store-front training and development programs to support the Company’s growth initiatives. In addition, the director of training will work to enhance the overall training and organizational development programs including succession planning.

Enhance and Expand Retail-Focused Marketing Efforts. The Company’s 2005 advertising strategy is designed to attract prospective customers to its stores, encourage past customers to return, and motivate its store employees. In fiscal 2003, the Company launched a marketing program that emphasized its “Welcome, Wanted and Important”business philosophy. The “Welcome Wanted and Important” philosophy seeks to improve the Company’s performance by emphasizing the creation of personal relationships with customers. The Company’s television and print advertising featured Rent-Way employees and highlighted the brand identity it wished to communicate by incorporating the popular song, “We Are Family.” The campaign was continued throughout 2004 in an effort to build brand awareness and a distinctive brand personality. The Company intends to shift to a more aggressive retail-oriented campaign in 2005 with a larger percentage of the marketing budget being devoted to advertising exposure and a more aggressive retail message. The Company also plans to significantly increase the frequency of direct mail advertising to include 52 weeks of exposure without sacrificing television exposure. The “We Are Family” music will continue to help reinforce a distinctive brand personality consistent with the company’s “Welcome, Wanted and Important business philosophy.

The Company believes that its branding and marketing strategies and its customer-focused philosophy have already produced positive results.

OPERATIONS

        Store Locations. The Company uses a variety of information sources to identify store locations that are readily accessible to low and middle income customers. An ideal location for store is in a high traffic and high visibility area, such as neighborhood shopping centers that include a supermarket. The Company believes this type of location is convenient for its customers and enables customers to visit the stores on a more frequent basis.

        The Company’s stores average approximately 4,000 square feet in floor space and are generally uniform in interior appearance and design and display of available merchandise. The stores have separate storage areas, but generally do not use warehouse facilities.

As of September 30, 2004, the Company operated 754 stores in 33 states as follows:

LOCATION	NUMBER OF STORES	LOCATION	NUMBER OF STORES	LOCATION	NUMBER OF STORES
Florida	67	Indiana	22	New Hampshire	9
New York	67	Arkansas	20	Kansas	8
Texas	61	Georgia	19	Missouri	8
Pennsylvania	53	Alabama	18	Maine	7
South Carolina	53	Michigan	18	Oklahoma	7
Ohio	51	Illinois	17	West Virginia	7
North Carolina	45	Arizona	13	Vermont	6
Kentucky	31	Massachusetts	12	New Mexico	6
Virginia	30	Nebraska	12	Iowa	5
Louisiana	29	Mississippi	11	Delaware	4
Tennessee	26	Maryland	9	Connecticut	3

        Product Selection. The Company offers home entertainment equipment, furniture, personal computers, major appliances and jewelry. Home entertainment equipment includes television sets, DVD players, home theater systems, camcorders and stereos. Major appliances include refrigerators, ranges, washers and dryers. The Company’s product line currently includes the Sharp, RCA, JVC, Phillips and Panasonic brands of home entertainment equipment; the Ashley, Bassett, Catnapper, Progressive and England Corsair brands of furniture; the Dell, IBM and Gateway brand of personal computers; and, the Amana, Crosley, Maytag, Sears Kenmore and General Electric brands of major appliances. The Company closely monitors inventory levels and customer rental requests and adjusts its product mix accordingly. Prepaid local phone service is also provided through DPI.

        For the fiscal year ended September 30, 2004, payments under rental-purchase contracts for home entertainment products, furniture, personal computers, major appliances and jewelry accounted for approximately 37.2%, 27.2%, 16.7%, 16.0%, and 2.9% of the Company’s rental revenues, respectively. Customers may rent either new merchandise or previously rented merchandise. As of September 30, 2004, weekly rentals currently range from $7.99 to $49.99 for home entertainment equipment, from $6.99 to $41.99 for furniture, from $14.99 to $44.99 for personal computers, from $9.99 to $31.99 for major appliances and from $9.99 to $25.99 for jewelry. Previously rented merchandise is typically offered at the same weekly or monthly rental rate as is offered for new merchandise but with an opportunity to obtain ownership of the merchandise after fewer rental payments.

         Rental-Purchase Agreements. Merchandise is provided to customers under written rental-purchase agreements that set forth the terms and conditions of the transaction. The Company uses standard form rental-purchase agreements, which are reviewed by legal counsel and customized to meet the legal requirements of the various states in which they are to be used. Generally, the rental-purchase agreement is signed at the store, but may be signed at the customer’s residence if the customer orders the product by telephone and requests home delivery. Customers rent merchandise on a week-to-week and, to a lesser extent, on a month-to-month basis with rent payable in advance. At the end of the initial and each subsequent rental period, the customer retains the merchandise for an additional week or month by paying the required rent or may terminate the agreement without further obligation. If the customer decides to terminate the agreement, the merchandise is returned to the store and is then available for rent to another customer. The Company retains title to the merchandise during the term of the rental-purchase agreement. If a customer rents merchandise for a sufficient period of time, usually 12 to 24 months, ownership is transferred to the customer without further payments being required, except in North Carolina where a final purchase option payment is required. Customers typically make rental payments in cash or by check or money order. The Company does not extend credit. See “ — Government Regulation.”

        Product Turnover. Generally, a minimum rental term of between 12 and 24 months is required to obtain ownership of new merchandise. An item of rental merchandise typically remains in the Company’s store inventory for about 24 months. During this period, the Company ordinarily rents the item to three to five different customers. If a customer returns the product, and if the product continues to meet certain quality standards, the Company will continue to rent the item. If the item no longer satisfies quality standards, the item is sold or discarded. Based upon merchandise returns for the year ended September 30, 2004, the Company believes that the average period of time during which customers rent merchandise is 16 to 18 weeks. However, turnover varies significantly based on the type of merchandise being rented. Certain consumer electronic products, such as camcorders, generally being rented for shorter periods, while computers, appliances and furniture are generally rented for longer periods. Most rental-purchase transactions require delivery and pickup of the product, weekly or monthly payment processing and, in some cases, repair and refurbishment of the product. Rental-purchase agreements require larger aggregate payments than are generally charged under installment purchase or credit plans for similar merchandise, primarily to cover the operating expenses generated by greater product turnover.

        Customer Service. The Company offers same-day delivery, installation and pick-up of its merchandise. The Company also provides any required service or repair without charge, except for damage in excess of normal wear and tear. If the product cannot be repaired at the customer’s residence, the Company provides a temporary replacement while the product is being repaired. The customer is fully liable for damage, loss or destruction of the merchandise, unless the customer purchases an optional loss/damage waiver or chooses to participate in the Preferred Customer Club program. Most of the products offered by the Company are covered by a manufacturer’s warranty for varying periods, which, subject to the terms of the warranty, is transferred to the customer in the event that the customer obtains ownership. Repair services are provided through in-house service technicians or independent contractors.. The Company offers Preferred Customer Club, a fee-based membership program that provides special loss and damage protection in the event of involuntary job loss, accidental death and dismemberment insurance, as well as other discounts on merchandise and services.

        Collections. Management believes that effective collection procedures are important to the Company’s success. The Company’s collection procedures increase the revenue per product, decrease the likelihood of default and reduce charge-offs. Senior management and store managers use the Company’s computerized management information system to monitor cash collections on a daily basis. In the event a customer fails to make a rental payment when due, store employees will attempt to contact the customer to obtain payment and reinstate the contract or will terminate the account and arrange to regain possession of the merchandise. However, store managers are given latitude to determine the appropriate collection action to be pursued based on individual circumstances. Depending on state regulatory requirements, the Company charges for the reinstatement of terminated accounts or collects a delinquent account fee. Such fees are standard in the industry and may be subject to state law limitations. See “ — Government Regulation.” Despite the fact that the Company is not subject to the federal Fair Debt Collection Practices Act, it is the Company’s policy in its collection procedures to generally abide by the primary restrictions of this law, which contains specific restrictions regarding communication with consumers designed to prohibit abusive debt collection practices. Charge-offs due to lost or stolen merchandise and discards were approximately 2.7%, 2.7% and 3.3 % of the Company’s household rental segment total revenues for the years ended September 30, 2004, 2003, and 2002, respectively. The charge-off rate for chains with over 40 stores reporting to APRO in 2003 was 2.9%.

        Management. The Company’s stores are organized geographically with several levels of management. At the individual store level, each store manager is responsible for customer relations, deliveries, pick-ups, inventory management, staffing and local marketing efforts. A Company store normally employs one store manager, one assistant manager, two account managers, and one full-time delivery or installation technician. The staffing of a store depends on the number of rental-purchase contracts serviced by the store.

        Each store manager reports to one regional manager, who typically oversees seven to ten stores. Regional managers are primarily responsible for monitoring individual store performance and inventory levels within their respective regions. The Company’s regional managers report to divisional vice presidents, who monitor the operations of their divisions and, through their regional managers, individual store performance. The divisional vice presidents report to one of two senior vice presidents, who monitor the overall operations of their assigned geographic area. The senior vice presidents report to the chief operating officer, who is responsible for overall Company-wide store operations. Senior management at the Company’s headquarters directs and coordinates purchasing, financial planning and controls, management information systems, employee training, personnel matters, advertising, and acquisitions. Personnel at the corporate headquarters also evaluate the performance of each store.

        Management Information System. The Company uses an integrated computerized management information and control system to track units of merchandise, rental-purchase agreements and customers. The system also includes management software that provides extensive report generating capabilities specifically tailored to the Company’s operating procedures. Each store has the ability to track individual components of revenue, idle items, items on rent, product on order, delinquent accounts and other account and customer information. Management electronically gathers each day’s activity report and has access to operating and financial information about any store location or region in which the Company operates. Management reports are generated on a daily, weekly, month-to-date and year-to-date basis. Utilizing the management information system, senior management, regional managers and store managers can closely monitor the productivity of stores under their supervision.

        Purchasing and Distribution. The Company’s general product mix is determined by senior management based on an analysis of customer rental patterns and introduction of new products on a test basis. Individual store managers are responsible for determining the particular product selection for their store from a list of products approved by senior management. Store managers order products on-line using the Company’s Intranet. These electronic purchase orders are reviewed, approved and executed through regional managers, divisional vice presidents and the Company’s purchasing department to ensure that inventory levels and mix at the store level are appropriate. Merchandise is generally shipped by vendors directly to each store and held for rental at the individual locations. The Company purchases its merchandise directly from manufacturers or distributors. The Company believes that its size enables it to purchase large volumes of inventory from the suppliers at favorable terms. The Company generally does not enter into written contracts with its suppliers. Although the Company currently expects to continue its existing relationships, management believes there are numerous sources of products available to the Company and does not believe that the success of the Company is dependent on any one or more of its current suppliers.

        Inventory Management. Because inventory management is critical to the business, the Company has developed numerous controls and management tools to optimize inventory use. The Company uses an online inventory management system to monitor the inventory down to the store level on a daily basis. For each store, the Company has developed optimum, or “par”, levels of inventory in each category based on that store’s showroom size and volume of rental-purchase agreements. These par levels and actual levels are updated through the internal software program and are automatically refreshed as inventory changes in the store.

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

        Operations and corporate management meet weekly to discuss merchandise inventory levels, merchandise utilization rates and merchandise needed for promotions and seasonality. In addition, the Company performs a quarterly obsolescence review of the rental and service history of the key product categories, as well as idle and age parameters of the merchandise. If a product category has been identified as not meeting the expectations for gross margins or if a product has had higher than average service problems throughout its life cycle, the stores are notified to accelerate the product through the system by either selling it or renting it at a discount. Whatever merchandise in that category remains unsold or not on rent at the end of the quarter is written off. The Company believes that the inventory management policies ensure that the highest quality of inventory is available to the customer.

        Marketing and Advertising. The Company promotes its products and services through direct mail and direct-response television advertising on national cable networks and syndicated programs. The Company also solicits via local telemarketing. The advertisements emphasize feature sale pricing, 100% satisfaction guarantee, 1-800 RentWay toll-free satisfaction line, 120 days same as cash payment terms, product and brand name selection, prompt delivery and repair, and the absence of any down payment, credit investigation or long-term obligation. Advertising expense as a percentage of revenue for the years ended September 30, 2004, 2003 and 2002 were 4.0%, 4.5% and 5.5%, respectively. In addition to the national advertising efforts, the Company manages an automated on-line local store-marketing plan to allow the stores to leverage market-specific knowledge. The local store marketing effort plays an active role in the communities in which it operates and targets the customer base through direct mail promotions. As the Company obtains new stores in its existing markets, the advertising expense of each store in the market is reduced by listing all stores in the same market-wide advertisement.

        Competition. The Company is one of the largest operators of stores in the rental-purchase industry; however, the rental-purchase industry is highly competitive. The Company competes with other rental-purchase businesses and, to a lesser extent, with rental stores that do not offer their customers a purchase option. Competition is based primarily on customer service, although it is also based on rental rates and terms, product selection and product availability. With respect to consumers who are able to purchase a product for cash or on credit, the Company also competes with department stores, discount stores and retail outlets that offer an installment sales program or offer comparable products and prices.

        Personnel. As of September 30, 2004, the Company had 3,929 employees, 159 of whom are corporate employees located at the corporate headquarters in Erie, Pennsylvania. None of the Company’s employees are represented by a labor union. The Company believes that its relationship with employees is good. This belief is supported by annual internal employee surveys.

        Government Regulation. Forty-seven states have enacted legislation for the express purpose of regulating rental-purchase transactions. All of these state laws, with the exception of Montana’s, were enacted five or more years ago and have had no material amendments. These laws generally require certain contractual and advertising disclosures concerning the nature of the rental-purchase transaction and also provide varying levels of substantive consumer protection, such as requiring a grace period for late payments, limiting certain fees or the total amount of rental payments that may be charged, and providing contract reinstatement rights in the event a rental-purchase agreement is terminated for non-payment. No federal legislation has been enacted regulating the rental-purchase transaction, although industry supported legislation has been introduced in Congress from time to time.

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

        Management believes that the potential for new or amendatory state or federal legislation re-characterizing rental-purchase transactions as credit sales is remote. The Company, in conjunction with competitors, closely monitors legislative and judicial activity and is working to legislatively resolve issues created by unfavorable court decisions in Minnesota, New Jersey and Wisconsin.

        Service Marks. The Company has registered the “Rent-Way” and “We Are Family” service marks and related designs under the Lanham Act. The Company believes that these marks have acquired significant market recognition and goodwill in the communities in which its stores are located.

        Business of dPi Teleconnect LLC. DPI provides local prepaid telephone service on a month-to-month basis to subscribers who have been disconnected by the local telephone company. Generally, this is because they have previously failed to pay a local or long distance phone bill or, due to poor credit, are asked to remit a deposit to their local telephone company, which they are unable to do. Because DPI does not require credit checks or deposits, it is an attractive alternative to these customers.

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

        In order to conduct its business, DPI is required to obtain governmental authorization in each state in which it provides local telephone service. At the present time, DPI has obtained or has pending such authorization in 41 states. DPI’s licenses must be renewed on a periodic basis. In addition to governmental approval, DPI must enter into a resale contract with an ILEC to purchase service for resale. Under applicable federal law, all ILECs are required to negotiate these contracts with CLECs. At the present time, DPI has resale agreements in place with all existing major ILECs and is moving forward on agreements with several smaller regional ILECs. DPI markets and sells its services through a network of agents. As of September 30, 2004, the Company had 635 stores offering the service and was DPI’s largest agent based on revenues. Customers generally pay the Company and other agents of DPI between $30.00 and $65.00 per month for prepaid local telephone services, depending on area retail pricing and additional feature services. Under the contract with DPI, the Company is entitled to retain 10% of the customer’s payments as its agent’s fee, which is consistent with the fees retained by DPI’s other agents. As of September 30, 2004, DPI had approximately 27,000 customers.

        The Company owns 83.5% of DPI. The holder of the remaining 16.5% interest in DPI, DPI Holdings, Inc., has the right in January 2005 to require DPI to purchase its 16.5% interest at a price equal to the fair market value of the interest. Under applicable GAAP rules, the Company currently records 100% of DPI losses and will record 100% of the income until losses are recovered, whereupon based on an agreement with DPI Holdings the minority interest will be recognized and income/loss will be recorded based on percentage of ownership of DPI.

CERTAIN FACTORS AFFECTING FORWARD LOOKING STATEMENTS

        Certain written and oral statements made by the Company may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995, including statements made in this report and in other filings with the Securities and Exchange Commission. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that the Company expects or anticipates will occur in the future—including statements relating to future financial results and statements expressing general optimism about future operating results—are forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and the Company’s present expectations or projections. Caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

        The following are some of the factors that could cause the Company’s actual results to differ materially from the expected results described in or underlying the Company’s forward-looking statements.

        The Company’s significant indebtedness and dividend payment obligations limit cash flow availability for operations. The Company has incurred substantial debt to finance growth and has pledged substantially all assets as collateral for debt. The Company may need to incur additional indebtedness to operate the business successfully. The debt under the Company’s bank credit facility is subject to variable rates of interest. This exposes the Company to the risk that interest rates will rise and the amount of interest the Company pays to the bank lenders will increase. The Company also has dividend payment obligations on its $20 million of outstanding Series A preferred stock. The Series A preferred stock bears dividends at 8% per year of stated value, payable at the Company’s option either in cash or, under specified circumstances, shares of common stock.

        The degree to which the Company is leveraged could have other important consequences to holders of the common stock, including the following:

o

The Company must dedicate a substantial portion of its cash flow from operations to the payment of principal and interest on debt and dividends on the Series A preferred stock, and, under the indenture for the Company’s $205 million of senior notes, must make an offer to purchase senior notes on an annual basis from excess cash flow, reducing the funds available for operations;

o	The Company's ability to obtain additional financing is limited;

o	The Company's flexibility in planning for, or reacting to, changes in the markets in which the Company competes is limited;

o	The Company is at a competitive disadvantage relative to competitors with less indebtedness; and

o	The Company is rendered more vulnerable to general adverse economic and industry conditions.

The Company’s revolving credit facility imposes restrictions that limit operating and financial flexibility.

        Covenants in the Company’s revolving credit facility will restrict the Company’s ability to:

o	incur liens and debt,

o	pay dividends;

o	make redemptions and repurchases of capital stock;

o	make loans, investments and capital expenditures;

o	prepay, redeem or repurchase debt;

o	engage in mergers, consolidations, asset dispositions, sale-leaseback transactions and affiliate transactions; and

o	change the business.

        These covenants will also require the Company to maintain compliance with financial ratios, each as defined in the credit facility, such as a minimum fixed charge coverage ratio, a maximum leverage ratio, a minimum rental merchandise usage ratio, and minimum levels of net worth and monthly EBITDA, among others. If the Company is unable to meet the terms of these covenants or if the Company breaches any of these covenants, a default could result under the credit facility. A default, if not waived by the Company’s lenders, could impair the Company’s ability to borrow additional funds under the credit facility and could result in outstanding amounts there under becoming immediately due and payable. If acceleration occurs, the Company may not be able to repay its debt and the Company may not be able to borrow sufficient additional funds to refinance the debt. If the Company is unable to repay outstanding amounts under our revolving credit facility, the holders of the debt could foreclose on the Company’s assets securing this debt.

        Restrictive covenants in the indenture for the Company’s senior notes may also limit operating and financial flexibility.

        The terms of the indenture for the senior notes contain a number of operating and financial covenants that will restrict the Company’s ability to, among other things:

o	incur additional debt;

o	pay dividends or make other restricted payments;

o	create or permit certain liens;

o	sell assets;

o	create or permit restrictions on the ability of restricted subsidiaries to pay dividends or make other distributions to the Company or grant liens to secure debt under the indenture;

o	enter into transactions with affiliates;

o	enter into sale and leaseback transactions; and

o	consolidate or merge with or into other companies or sell all or substantially all of the Company’s assets.

        The Company’s ability to comply with the covenants contained in the indenture may be affected by events beyond its control, including economic, financial and industry conditions. The Company’s failure to comply with these covenants could result in an event of default which, if not cured or waived, could require repayment of the notes prior to their maturity, which would adversely affect the Company’s financial condition. In addition, an event of default under the indenture for the senior notes will also constitute an event of default under the senior credit facility. Even if the Company is able to comply with all applicable covenants, the restrictions on its ability to manage the business could adversely affect business by, among other things, limiting the Company’s ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that the Company believes would be beneficial to it.

        The Company may still be able to incur substantially more debt, which could increase the risks described above. The terms of the Company’s revolving credit facility and the indenture governing the senior notes do not fully prohibit the Company or its subsidiaries from incurring additional debt. As a result, The Company may be able to incur substantial additional debt in the future. If the Company does so, the risks described above could intensify.

         The Company depends, to a certain extent, on its subsidiaries for cash needed to service obligations, and these subsidiaries may not be able to distribute cash to the Company. The Company needs the cash generated by its subsidiaries’ operations to service obligations. The Company’s subsidiaries are not obligated to make funds available. Subsidiaries’ ability to make payments to the Company will depend upon their operating results and will also be subject to applicable laws and contractual restrictions. Some subsidiaries may become subject to loan agreements and indentures that restrict sales of assets and prohibit or significantly restrict the payment of dividends or the making of distributions, loans or advances to shareholders and partners. Furthermore, the indenture governing the notes permits subsidiaries to incur debt with similar prohibitions and restrictions in the future.

        If the Company does not have sufficient capital, the Company may not be able to operate the business successfully. The Company’s capital needs are significant. The Company needs capital:

o	to purchase new rental merchandise for stores;

o	to service our debt; and

o	to open or acquire new stores.

        The Company may have to issue debt or equity securities that are senior to its common stock. The Company may have to issue additional shares of common stock that may dilute the ownership interest of existing shareholders. The Company may not be able to raise additional capital on terms acceptable to the Company. In April 2002, the Company raised capital by selling common stock and warrants to acquire common stock in a private placement at a price that was below the then prevailing market price of the Company’s common stock. The terms of the Series A preferred stock prohibit the Company from issuing any additional shares of preferred stock that would be senior to or pari passu with the Series A preferred stock. If the Company is unable to raise additional capital, it may not be able to purchase new rental merchandise for stores, service or repay outstanding debt or open or acquire new stores.

        Since a substantial portion of the Company’s assets consists of intangible assets, the value of some of these intangible assets may not be realized. A substantial portion of the Company’s assets consist of intangible assets, including goodwill and covenants not to compete relating to acquired stores.The value of the Company’s intangible assets may not be realized on sale, liquidation or otherwise. The Company will also be required to reduce the carrying value of intangible assets if their value becomes impaired. This type of reduction could reduce earnings significantly.

         If the Company is unable to offer new products or services or to continue strategic relationships with suppliers, the Company may be unable to attract new customers and to maintain existing customers. New product offerings help the Company attract new customers and satisfy the needs and demands of existing customers. The Company’s new product offerings may be unsuccessful for several reasons, including:

o	The Company may have overestimated customers’ demand for these products;

o	The Company may have mispriced these products given limited experience with them;

o	The Company may have underestimated the costs required to support new product offerings;

o	The Company may have underestimated the difficulty in training store personnel to sell and service these products;

o	The Company may incur disruptions in relationships with suppliers of these new products;

o	The Company may experience a decrease in demand due to technological obsolescence of some of new products; and

o	The Company may face competition from current rental-purchase competitors and other retailers who offer similar products to their customers.

         If the Company is unable to open new stores and operate them profitably, sales growth and profits may be reduced. An important part of the Company’s growth strategy is to increase the number of stores the Company operates and to operate those stores profitably. In fiscal 2005 and 2006, the Company expects to open between 40 and 50 new stores each year. The Company’s failure to execute this growth strategy could reduce future sales growth and profitability. New stores generally operate at a loss for approximately eight months after opening. There can be no assurances that future new stores will achieve profitability levels comparable to those of existing stores within the expected time frame or become profitable at all.

        A number of other factors could also affect the Company’s ability to open new profitable stores consistent with its strategy. These factors include:

o	continued customer demand for the Company’s products at levels that can support acceptable profit margins;

o	the hiring, training and retaining of skilled personnel;

o	the availability of adequate management and financial resources;

o	the ability and willingness of suppliers to supply merchandise on a timely basis at competitive prices

o	the identification and acquisition of suitable sites and the negotiation of acceptable leases for such sites; and

o	non-compete provisions of Company agreements to sell stores under which the Company agrees not to open new stores within specified radius of the store sold.

        The Company’s continued growth also depends on its ability to increase sales in existing stores. The opening of additional stores in an existing market could result in lower sales at existing stores in that market.

         The Company needs to continue to improve operations in order to improve financial condition, but operations will not improve if the Company cannot continue to effectively implement its business strategy or if general economic conditions are unfavorable. To improve operations, management developed and is implementing business strategy focused on controlling operating expenses, providing higher margin products, engaging in marketing efforts to differentiate the Company from its competitors, enhancing relationships with customers and selectively opening new stores in new and existing markets. If the Company is not successful in implementing its business strategy, or if the business strategy is not effective, the Company may not be able to continue to improve operations. The Company’s operating success is also dependent on its ability to maintain appropriate levels of inventory, achieve and maintain a product mix that satisfies changing customer demands and preferences and purchase high quality merchandise at attractive prices. In addition, any adverse change in general economic conditions may reduce consumer demand for products and reduce sales. Failure to continue to improve operations or a decline in general economic conditions would cause revenues and operating income to decline and impair the Company’s ability to service its debt.

        The Company is dependent on its management team, and the loss of their services may result in poor business performance including lower revenues and operating income. The success of the Company’s business is materially dependent upon the continued services of its management team. The loss of key personnel could result in poor performance including lower revenues, lower operating income and loss of employee and supplier confidence. Additionally, the Company cannot assure you that it will be able to attract or retain other skilled personnel in the future. The Company does not maintain keyman life insurance policies on any member of its management team.

         If the Company fails to comply with extensive laws and governmental regulations relating to the rental-purchase industry or other operations, it could suffer penalties or be required to make significant changes to its operations. Forty-seven states have enacted laws regulating or otherwise impacting rental-purchase transactions. All states in which the Company’s stores are located have enacted these types of laws. These laws generally require specific written disclosures concerning the nature of the transaction. They also may require a grace period for late payments and contract reinstatement rights in the event the rental-purchase agreement is terminated for non-payment. The rental-purchase laws of some states limit the total dollar amount of payments that may be charged over the life of the rental-purchase agreement. States having these laws include Michigan, New York, Ohio, Pennsylvania and West Virginia. Enactment of new or revised rental purchase laws could require the Company to change the way in which it does business which could increase its operating expenses and thus decrease its profitability.

        In addition, the Company offers prepaid local phone service through DPI. DPI’s business was made possible by the Telecommunications Act of 1996. In order to conduct this business, DPI must obtain governmental authorization in each state in which it provides local telephone service. Any state or federal regulation that limits the Telecommunications Act of 1996 or any of the state laws regulating this business may require DPI to change the way it does business or to discontinue providing this service in some or all states.

        The Company faces intense competition in the rental-purchase industry, which could reduce its market share in existing markets and affect its entry into new markets. The Company competes with other rental-purchase businesses, and, to a lesser degree, with rental stores that do not offer their customers a purchase option as well as with traditional retail businesses that offer an installment sales program or offer comparable products and prices. Competition with these businesses is based primarily on customer service, although competition with other rental-purchase businesses is also based on prices, terms, product selection and product availability. The Company’s inability to compete effectively with other businesses and other rental stores could cause customers to choose these other businesses or rental stores for their rental-purchase needs. Our largest industry competitor is Rent-A-Center, Inc. Rent-A-Center is national in scope and has significantly greater financial resources and name recognition than the Company. As a result, Rent-A-Center may be able to adapt more quickly to changes in customer requirements and may also be able to devote greater resources to the promotion and rental of its products.

        Furthermore, new competitors may emerge. The cost of entering the rental-purchase business is relatively low. Current and potential competitors may establish financial or strategic relationships among themselves or with third parties. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share.

ITEM 2. PROPERTIES

        The Company leases substantially all of its store facilities under operating leases that generally have terms of three to five years and require the payment of real estate taxes, utilities and maintenance. There are optional renewal privileges on most of the leases for additional periods ranging from three to five years at rental rates generally adjusted for increases in the cost of living. There is no assurance that the Company can renew the leases that do not contain renewal options or that if it can renew them, the terms will be favorable to the Company. Management believes that suitable store space is generally available for lease and that the stores would be able to relocate without significant difficulty should the Company be unable to renew any particular lease. Management also expects that additional space will be readily available at competitive rates for new store openings.

        The Company owns the corporate headquarters located in Erie, Pennsylvania, which comprises 74,000 square feet. The Company also owns a portion of another office building in Erie, Pennsylvania, which is used for record storage and comprises approximately 8,200 square feet.

ITEM 3. LEGAL PROCEEDINGS

        The Company is subject to litigation in the ordinary course of business. The Company believes the ultimate outcome of any pending litigation would not have a material adverse effect on its financial condition, results of operation or ..

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

RENT-WAY, INC.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The Company’s common stock is traded on the New York Stock Exchange under the symbol “RWY.” The following table sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported on New York Stock Exchange.

	YEAR ENDED SEPTEMBER 30, 2004		YEAR ENDED SEPTEMBER 30, 2003

	HIGH	LOW	HIGH	LOW
First Quarter	$8.23	$5.23	$4.18	$2.41
Second Quarter	9.08	7.47	3.90	3.26
Third Quarter	10.05	8.09	5.15	3.73
Fourth Quarter	9.00	6.68	6.05	4.55

        As of September 30, 2004, there were 338 shareholders of record of Rent-Way’s common stock.

        The Company has not paid any cash dividends to common stock shareholders. The Company’s bank credit facility prohibits the payment of common stock dividends.  Management intends to use earnings, if any, to repay bank debt and, to the extent permitted by the Company’s bank lenders, to develop and expand the Company’s business. The declaration of any common stock cash dividends will be at the discretion of the Board of Directors and will depend upon earnings, capital requirements and the financial position of the Company, general economic conditions and other pertinent factors. The Company has no current plan for the eventual payment of any common stock cash dividends.

        The Company maintains the 1992, 1995, 1999 and 2004 Stock Option Plans. The Company also has options to acquire its common stock outstanding under stock option plans assumed in connection with the Company’s acquisition of Home Choice Holdings, Inc. in December 1998. The Company also has individual option award agreements outside of these plans with three employees covering an aggregate of 40,000 options to acquire shares of common stock. These non-plan options are evidenced by written agreements and have the following terms: expiration is five years from option grant date (June 13, 2002), vesting is one-half on grant date, one-half on first anniversary of grant date; the options terminate immediately on termination of employment except in the event of death, disability or involuntary termination, in which case they are exercisable (to the extent exercisable at termination) for an additional three months.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Rent Way, Inc. equity compensation plans
approved by security holders	2,877,648	$8.46	3,051,434
Home Choice Holdings, Inc. equity compensation
plans approved by security holders	70,260	$24.19	--
Individual compensation arrangements	40,000	$11.67	--

Total	2,987,908	$8.87	3,051,434

ITEM 6. SELECTED FINANCIAL DATA

        The following selected financial data for the years ended September 30, 2000, 2001, 2002, 2003 and 2004 were derived from the audited financial statements of the Company for those periods. The historical financial data are qualified in their entirety by, and should be read in conjunction with, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements of the Company and notes thereto included elsewhere in this report.

	YEAR ENDED SEPTEMBER 30,
	2000	2001	2002	2003	2004
	(Dollars in millions, except per share data)
STATEMENT OF OPERATIONS DATA:
Total revenues	$467,275	$515,294	$493,370	$491,310	$503,777
Operating profit (loss)	(21,982)	(21,885)	23,369	36,493	41,192
Income (loss) before cumulative effect of change in
accounting principle and discontinued operations	(43,921)	(69,307)	(34,833)	(13,597)	11,501
Cumulative effect of change in accounting principle	--	--	(41,527)	--	--
Income (loss) from discontinued operations (1)	15,880	5,682	(112)	(15,780)	(2,253)
Net income (loss)	(28,041)	(63,625)	(76,472)	(29,377)	9,248
Preferred stock dividend and accretion of preferred stock	--	--	--	(513)	(1,805)
Net income (loss) allocable to common shareholders	(28,041)	(63,625)	(76,472)	(29,890)	7,443
Adjusted net income (loss) (2)	(14,471)	(50,934)	(76,472)	(29,890)	7,443
Basic earnings (loss) per common share:
Income (loss) before cumulative effect of change in
accounting principle and discontinued operations	$(1.88)	$(2.83)	$(1.39)	$(0.53)	$0.44
Net income (loss)	$(1.20)	$(2.60)	$(3.06)	$(1.14)	$0.35
Net income (loss) allocable to common shareholders	$(1.20)	$(2.60)	$(3.06)	$(1.16)	$0.28
Adjusted net income (loss) (2)	$(0.62)	$(2.08)	$(3.06)	$(1.16)	$0.28
Diluted earnings (loss) per common share:
Income (loss) before cumulative effect of change in
accounting principle and discontinued operations	$(1.88)	$(2.83)	$(1.39)	$(0.53)	$0.33
Net income (loss)	$(1.20)	$(2.60)	$(3.06)	$(1.14)	$0.25
Net income (loss) allocable to common shareholders	$(1.20)	$(2.60)	$(3.06)	$(1.16)	$0.25
Adjusted net income (loss) (2)	$(0.62)	$(2.08)	$(3.06)	$(1.16)	$0.25
Weighted average shares outstanding (in thousands):
Basic	23,314	24,501	25,021	25,780	26,177
Diluted	23,314	24,501	25,021	25,780	29,937
BALANCE SHEET DATA:
Rental merchandise, net	$214,248	$157,060	$147,608	$171,982	$173,164
Total assets	766,311	628,177	510,794	457,859	430,655
Long-term obligations, including capital lease obligations	410,450	333,057	294,102	226,895	218,904
Convertible redeemable preferred stock	--	--	--	15,991	19,790
Shareholders' equity	267,822	206,042	136,597	106,789	115,085

(1)

On February 8, 2003, the company sold 295 stores. As a result of such sale, the Company reclassified the consolidated financial statements to reflect the sale and to treat the operating results of such stores as discontinued operations as required by SFAS 144.

(2)

The adjusted net income (loss) reflects previously reported net loss adjusted to exclude goodwill amortization as if Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) had been adopted in fiscal years 2000 and 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management’s discussion and analysis (MD&A) is provided as a supplement to, and should be read in conjunction with, the financial statements and accompanying notes to the consolidated financial statements of Rent-Way. The purpose of this discussion is to provide the reader with information that will assist in understanding the financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect the financial statements.

OVERVIEW

        At September 30, 2004, Rent-Way operated 754 rental-purchase stores located in 33 states. The Company offers quality brand name home entertainment equipment, furniture, computers, major appliances, and jewelry to customers under full-service rental-purchase agreements that generally allow the customer to obtain ownership of the merchandise at the conclusion of an agreed upon rental period. The Company also provides prepaid local phone service to consumers on a monthly basis through DPI. DPI is a non-facilities based provider of local phone service.

        The Company generates revenues from three categories: rental revenue, prepaid phone service revenue, and other revenue. The household rental business revenues include both rental revenue and other revenue. Rental revenue consists of revenues derived from rental-purchase agreements. Prepaid phone service revenue represents revenues from DPI. Other revenue includes revenues related to services offered that complement the rental-purchase agreements and the sale of rental merchandise. These revenues include, liability damage waiver fees, Preferred Customer Club fees and revenues from the sale of merchandise.

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

        The major components of the Company’s cost structure are the cost of rental merchandise and personnel and, to a lesser extent, occupancy, sales and marketing expense and general and administrative costs. Costs associated with rental merchandise are driven by the need to purchase merchandise to maintain the quality and availability of the product mix and to maximize inventory utilization rates. Compensation, incentives, and employee benefits are the main components of personnel costs. Sales and marketing expenses are driven primarily by advertising costs, business development activities, and the development of new service offerings. Other operating expenses include general and administrative costs, which primarily include corporate overhead expenses, costs associated with the information technology infrastructure, and other store related expenses.

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

        Rent-Way operates in the highly competitive rental-purchase industry in the United States. The Company faces strong sales competition from other rental-purchase businesses, department stores, discount stores and retail outlets that offer an installment sales program or comparable products and prices. Additionally, Rent-Way competes with a number of companies for prime retail site locations, as well as for attracting and retaining quality employees. Rent-Way, along with other rental-purchase and retail companies, is influenced by a number of factors including, but not limited to: cost of merchandise, consumer debt levels, economic conditions, customer preferences, employment, inflation, fuel prices and weather patterns.

        Through sales, closures and combinations, the number of stores operated by the Company has decreased from 1,087 as of September 30, 2001, to 754 as of September 30, 2004. The following table shows the number of stores opened, acquired, sold, closed and/or combined during this three-year period.

	YEARS ENDED SEPTEMBER 30,
STORES	2002	2003	2004
Open at Beginning of Period	1,087	1,062	753
Opened	0	1	2
Locations Sold	(15)	(298)	0
Closed or Combined	(10)	(12)	(1)

Open at End of Period	1,062	753	754

FINANCIAL STRATEGIES

FISCAL 2005

        Having demonstrated the ability to drive top line performance, improve operating margins and return the Company to profitability, the management team has renewed its efforts to grow by opening new stores and leveraging its core competencies. The Company will focus financial strategies in 2005 on the following items:

o	Continue to increase revenues, profits and cash flows in core stores.

o	Open new stores to leverage existing infrastructure.

o	Enhance training and development programs.

o	Enhance and expand retail-focused marketing efforts.

FISCAL 2004

        The strategic priorities in 2004 were focused on returning the Company to profitability and identifying opportunities to leverage existing infrastructure and management. The Company continued to optimize its people and facilities to more deeply penetrate existing markets, prepare to enter new markets, gain competitive advantage through the development of name and brand recognition and provide the rental-purchase customer with the opportunity to obtain high-quality, state-of-the-art merchandise by maintaining a broad selection of products representing the latest in technology and style. Since the refinancing of the bank credit facility and settlement of the class action lawsuit, the Company shifted its financial strategies to pursue its long-term business plan of becoming the preferred choice for rent-to-own customers.

The Company achieved the following objectives in 2004:

o	increased its same store performance, improved collections and controlled overhead costs.

o	featured employees and highlighted the brand identity in its advertising campaigns.

o	conducted customer surveys that provided insight into consumer perceptions of brand and performance relative to competitors.

o

 initiated a new store growth program to selectively open new stores in existing markets to leverage its existing management, corporate infrastructure and advertising budgets. There were two new stores opened by September 30, 2004.

o	reported net income and improved overall profitability.

FISCAL 2003

        The strategies for fiscal 2003 were focused on securing financial resources necessary to grow the business and increase profitability. The Company sold 295 stores to Rent-A-Center, settled the class action lawsuit following the discovery of accounting improprieties in October 2000, and refinanced the Company’s outstanding bank debt on more favorable terms with sufficient borrowing availability to allow for new store openings and growth in its remaining stores.

        In November 2002, management identified 295 under-performing stores that would have required a significant amount of capital investment to meet Company performance targets. On February 8, 2003, the Company sold rental merchandise and related contracts of these 295 stores to Rent-A-Center, Inc. for approximately $100.4 million. Rent-A-Center purchased certain fixed assets and assumed related store leases of 125 of these stores. The net sales proceeds were used to reduce outstanding bank debt. During the second quarter of fiscal 2003, management formulated a plan to restructure the corporate office through workforce reductions to rationalize corporate costs subsequent to the sale of certain stores to Rent-A-Center.

        On April 18, 2003, the Company entered into an agreement settling the class action brought against it following the discovery of accounting improprieties in October 2000. The settlement required the Company to pay the class the sum of $25.0 million, with $21.0 million in cash and $4.0 million in 6% unsecured subordinated notes payable in four equal installments over two years commencing December 31, 2003. Of the $21.0 million payable in cash, $11.0 million was funded from available insurance proceeds, and the remaining $10.0 was funded out of operations.

        On June 2, 2003, the Company completed the sale of $205.0 million of senior secured notes, closed a new $60.0 million revolving line of credit facility and sold $15.0 million in newly authorized 8% redeemable convertible preferred stock through a private placement. The net proceeds of the offerings, together with borrowing under the new revolving credit facility and the net proceeds of the sale of the redeemable convertible preferred stock repaid all amounts outstanding under the Company’s previous senior bank credit facility. As a result of the completion of the refinancing, the Company’s corporate credit rating was revised by Standard and Poor’s Rating Services from “CCC” to “B+".

FISCAL 2002

        The Company’s strategy in fiscal 2002 was to return to profitability following the discovery of the accounting improprieties and concentration in addressing the business performance problems that had been masked by the improper accounting. This would allow the Company to obtain lower-cost financing. The Company pursued these objectives in fiscal 2002:

o	The Company drove its philosophy of “Welcome, Wanted and Important” which created a store atmosphere conducive to customer loyalty.

o	The Company enhanced branding and marketing efforts.

o	The Company enhanced product lines and looked to leverage its distribution channel to offer additional higher-margin products and services not traditionally offered to the rental-purchase customer.

o	The Company upgraded its point of sale software system.

o	The Company continued to improve existing store performance and control corporate overhead costs.

CRITICAL ACCOUNTING ESTIMATES

        The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In applying accounting principles, management must often make individual estimates and assumptions regarding expected outcomes or uncertainties. The actual results of outcomes are generally different than the estimated or assumed amounts. These differences are usually insignificant and are included in the consolidated financial statements as soon as they are known. The estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from these estimates.

        Insurance liability for workers’ compensation, automobile and general liability may be adjusted based on higher or lower actual loss experience. Although there is greater risk with respect to the accuracy of these estimates because of the period over which actual results may emerge, such risk is mitigated by management’s ability to make changes to these estimates as they occur.

        An estimate is recorded for the future lease obligation related to closed stores based upon the present value of the future minimum lease payments and related lease commitments, net of estimated sublease income. These estimates may be adjusted for lease terminations in which the Company negotiates an amount with the landlord to terminate the lease prior to lease expiration. Also, estimated sublease reserves offsetting the obligation may become uncollectible.

        Management is required to make judgments about future events that are inherently uncertain. In making its determinations of likely outcomes of litigation matters, management considers the evaluation of inside counsel who consults with outside counsel knowledgeable about each matter, as well as know outcomes in case law. See Item 3, “Legal Proceedings” for a discussion of the key litigation matters the Company faces.

        The Company completes, with the assistance of an independent valuation firm, goodwill impairment testing, which requires a comparison of the fair value of its reporting units with their carrying amount. This is based on discounted expected future cash flows. The discount rate applied to these cash flows represents the Company’s implied cost of debt. If the comparison of a reporting units fair value and carrying amount identifies indication of possible impairment, the Company, with the assistance of an independent valuation firm, determines a total enterprise value based on a combination of the market multiple, discounted cash flow and comparable transaction approaches. This analysis is performed annually, or upon certain triggering events.

        Management exercises judgment about future results in assessing the realizability of its deferred tax assets. The net deferred tax asset after adjustment for deductible goodwill was $73.2 million at September 30, 2004. This asset was fully offset by a valuation allowance based on management’s determination that realization of the asset is uncertain.

        Actual results related to the estimates and assumptions made by management in preparing the consolidated financial statements will emerge over periods of time. These estimates and assumptions are closely monitored by management and periodically adjusted as circumstances warrant.

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

        Rental Merchandise and Rental Merchandise Depreciation. The Company uses the “units of activity” depreciation method for all rental merchandise except computers and computer games. Under the units of activity method, rental merchandise is depreciated as revenue is collected or earned during free-rent promotions. Thus, rental merchandise is not depreciated during periods when it is not on rent and therefore not generating rental revenue. Personal computers and gaming systems are principally depreciated on the straight-line basis beginning on acquisition date over 12 months to 24 months. Write-offs of rental merchandise arising from customers’ failure to return merchandise, obsolescence and losses due to excessive wear and tear of merchandise are recognized using the allowance method. Beginning in the three-month period ended September 30, 2004, the Company began recording rental merchandise write-offs on the allowance method. This change to the allowance method had the effect of increasing other operating expenses for a one-time adjustment of approximately $1.1 million to set up a rental merchandise allowance reserve on the balance sheet. The Company expects rental merchandise adjustments in the future under this new method to be materially consistent with prior year’s adjustments under the direct write-off method.

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

        Health Insurance Program. The Company determines insurance liability based on funding factors determined by cost plus rates for a fully insured plan and monthly headcount. The contracted rate is determined based on experience, prior claims filed and an estimate of future claims. A retrospective adjustment for over (under) funding of claims is recorded when determinable and probable.

        Liability Insurance Programs. Starting in 2001, the insurance liability for workers’ compensation, automobile and general liability costs are determined based on claims filed and company experience. Losses in the workers’ compensation, automobile and general liability programs are pre-funded based on the insurance company’s loss estimates. Loss estimates will be adjusted for developed incurred losses at 18 months following policy inception and every 12 months thereafter. Retrospective adjustments to loss estimates are recorded when determinable and probable.

        For fiscal years 2000 and 1998, the Company was insured under deductible programs with aggregate stop loss coverage on major claims. Claims within the insured deductible limits that were less than stop loss aggregates, were funded as claims developed using AM Best loss development factors. The fiscal 1999 worker’s compensation insurance had no aggregate retention and was funded as claims developed using AM Best loss development factors.

        Goodwill. Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 requires that intangible assets not subject to amortization and goodwill be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. The annual impairment testing consists of a comparison of the fair value of a reporting unit with its carrying amount. The total enterprise value, as determined by an independent valuation firm, represents a combination of the market multiple, discounted cash flow and comparable transaction approaches. Amortization of goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, ceased upon adoption. Thus, no amortization for such goodwill and indefinite-lived intangibles was recognized in the accompanying Consolidated Statements of Operations for fiscal years ended September 30, 2004, 2003 and 2002. During the quarter ended September 30, 2002, the Company calculated an impairment to goodwill of $58.9 million, recorded in “Cumulative Effect of Change in Accounting Principle” in the amount of $41.5 million (net of $17.4 million in income taxes). For the years ended September 30, 2004 and 2003, there was no impairment of goodwill.

RESULTS OF OPERATIONS

         Analysis of Consolidated Statements of Operations. On February 8, 2003, the Company completed the sale of 295 stores. Accordingly, the financial statements for all periods presented have been reclassified to report the results of these stores as discontinued operations. As an aid to understanding the Company’s operating results, the following table expresses certain items of the Company’s consolidated statements of operations for the years ended September 30, 2004, 2003 and 2002 as a year-over-year percentage change.

	For the Years Ended September 30,			Percent Change
	2004	2003	2002	04 vs. 03	03 vs. 02
REVENUES:
Rental revenue	$416,563	$397,420	$394,036	5	1
Prepaid phone service revenue	24,967	35,319	37,740	(29)	(6)
Other revenues	62,247	58,571	61,594	6	(5)

Total revenues	503,777	491,310	493,370	3	--
COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
Rental merchandise	132,778	122,287	133,416	9	(8)
Property and equipment	15,267	19,717	24,636	(23)	(20)
Amortization of intangibles	391	1,361	2,277	(71)	(40)
Cost of prepaid phone service	16,398	21,871	23,697	(25)	(8)
Salaries and wages	134,044	130,700	121,199	3	8
Advertising, net	20,136	22,250	27,084	(10)	(18)
Occupancy	34,375	32,847	31,715	5	4
Restructuring costs	48	3,046	--	(98)	100
Other operating expenses	109,148	100,738	105,977	8	(5)

Total costs and operating
expenses	462,585	454,817	470,001	2	(3)

Operating income	41,192	36,493	23,369	13	56
OTHER INCOME (EXPENSE):
Settlement of class action lawsuit	--	(14,000)	--	100	(100)
Interest expense	(30,322)	(33,110)	(39,235)	8	16
Interest income	797	93	357	757	(74)
Amortization and write-off of
deferred financing costs	(1,025)	(3,061)	(5,205)	66	41
Other income (expense), net	6,439	4,028	2,364	60	70

Income (loss) before income
taxes, cumulative effect
of change in accounting
principle and discontinued
operations	17,081	(9,557)	(18,350)	278	48
Income tax expense	5,580	4,040	16,483	(4)	75

Income (loss) before
cumulative effect of
change in accounting
principle and discontinued
operations	11,501	(13,597)	(34,833)	185	61
Cumulative effect of change in
accounting principle	--	--	(41,527)	--	100
Loss from discontinued
operations	(2,253)	(15,780)	(112)	86	(140)

Net income (loss)	9,248	(29,377)	(76,472)	131	62

Amortization of deemed
dividend and accretion of
preferred stock	(1,805)	(513)	--	(252)	(100)

Net income (loss) allocable to common shareholders	$7,443	$(29,890)	$(76,472)	125	61

        Refer to the above analysis of consolidated statements of operations while reading the discussion below.

COMPANY PERFORMANCE MEASURES

        Management uses a number of metrics to assess its performance. The following are the more important of these metrics:

o	Same store revenue is a measure that indicates whether the Company’s existing stores continue to grow. Same store revenues consists of revenues from stores in the household rental segment that have been operating for more than fifteen months and have had no changes affecting operations during that time, i.e. mergers, dispositions or acquisitions. Stores that experienced mergers, dispositions or acquisitions during that period are not included in the calculation of same store revenues. Same store revenues increased 5.16% for fiscal 2004 versus 1.09% in fiscal 2003. This is attributable to an increase of 21,000 rental agreements year over year, continuation of offering higher-end revenue-generating merchandise to customers, and increasing rental rates on certain products.

o	Gross weekly rental revenue (GWRR) is a key measure of the Company’s growth. GWRR is the total potential rental revenue that could be collected from all active rental agreements based on a weekly payment cycle. This is monitored at the individual store level and Company level. Total GWRR was $8.5 million based on active agreements at September 30, 2004, versus $8.0 million for active agreements at September 30, 2003. This is attributable to an increase of 21,000 agreements year over year, continuation of offering higher revenue-generating merchandise to stores, and increasing rental rates on certain products.

o	Performance percentage is a metric that measures store and Company overall operating performance. The Company defines performance percentage as total rental revenue collected as a percentage of total GWRR or, potential revenue. Performance percentage was 89.6% for fiscal 2004 and 89.8% for fiscal 2003. Senior management, as well as store managers, use the Company’s computerized management information system to monitor cash collection on a daily basis. There are daily cash collections expectations conveyed to the field and closely monitored by senior management.

o	Rental merchandise depreciation as a percentage of rental revenue plus other revenue has long been an indicator of gross profit margins on rental contracts. The Company uses the units of activity depreciation method for all rental merchandise except computers and game systems, which are depreciated on the straight-line method. Under the units of activity method, rental merchandise is depreciated as revenue is collected. Thus, rental merchandise is not depreciated during periods when it is not on rent and therefore not generating rental revenue. Rental merchandise depreciation as a percentage of rental revenue plus other revenue was 27.7% for fiscal 2004 versus 26.8% in fiscal 2003. The Company continues to introduce higher revenue-generating merchandise to the stores and increase rental rates on certain products. The increase in rental merchandise depreciation is attributable to the Company’s purchasing cycle for computer merchandise. The Company added significantly more computers to the portfolio in 2003 versus 2004. There is an entire year of straight-line depreciation on those computers in 2004 versus a partial year in 2003.

o	Operating income of the household rental segment is a key measure that management uses to monitor how revenue growth and cost control measures impact profitability. Operating income of the household rental segment was 9.0% of total revenue for fiscal 2004 versus 8.0% of total revenues for fiscal 2003. This is attributable to the continuation of offering higher-end revenue-generating merchandise to customers, increasing rental rates on certain products, managing daily cash collections, and holding the field and corporate more accountable for budgets and cost management.

        Management believes that an important reason for the Company’s positive store-level financial performance and growth has been the structure of its management compensation system. A significant portion of the Company’s regional and store manager’s total compensation is dependent upon store performance. Profit incentives are tied to certain key performance metrics and can count for as much as 30% of a store manager’s pay.

FISCAL 2004 COMPARED TO FISCAL 2003

        Total Revenues. Total revenues increased $12.5 million to $503.8 million from $491.3 million. Rental revenue increased $19.2 million which is attributable to an increase of 21,000 agreements year over year, continuation of offering high revenue-generating merchandise to stores, and increasing rental rates on certain products. The $19.2 million increase in rental revenue is offset by at $10.3 million decrease in prepaid phone service revenue. Much of the $10.3 million decrease in prepaid phone service revenue is attributable to the loss of 10,000 DPI customers year over year due to an increase in competition. There was an increase in other revenues driven by a $2.1 million increase in cash sales of rental merchandise year over year. This is attributable to continued efforts to better manage older, slower-moving merchandise through cash sales rather than write-offs.

        Rental Merchandise Depreciation. Depreciation expense of rental merchandise increased to $132.8 million from $122.3 million for the same period last year. Rental merchandise depreciation as a percentage of rental revenue and other revenue is 27.7% for fiscal 2004 versus 26.8% for fiscal 2003. This increase is driven by the purchasing cycle for computer merchandise. The Company added significantly more computers to the portfolio in 2003 versus 2004. There is an entire year of straight-line depreciation in 2004 versus a partial year in 2003.

        Amortization of Intangibles. Amortization of intangibles decreased $1.0 million as compared to the same period last year. This is attributable to the expiration of non-compete agreements and customer contracts during the year.

        Cost of Prepaid Phone Service. The cost of prepaid phone service decreased to $16.4 million from $21.9 million. The decrease in costs year over year is due to a general decrease in the customer base year over year. Also, the Company did not recover activation costs of a two-month sales promotion earlier in the year.

        Salaries and Wages. Salaries and wages increased by $3.3 million to $134.0 million from $130.7 million. This 2.5% increase in salaries and wages is primarily attributable to a general 3% increase in salaries and wage rates granted by the Company to its employees.

        Advertising.  Advertising expense decreased $2.2 million, to $20.1 million in 2004 from $22.3 million in 2003. This decrease is primarily attributable to a reduction in radio advertising.

        Occupancy.  Occupancy expense increased to $34.4 million from $32.8 million. The increase is attributable to general rent increases, which approximate 2% per year for new leases entered into with higher rates, and the addition of lease commitments for new stores.

        Restructuring Costs. During the second quarter of fiscal 2003, the Company formulated a plan to restructure the corporate office through reductions in the corporate workforce to rationalize corporate costs for the stores remaining subsequent to the sale to Rent-A-Center. As a result of this plan, the Company recorded total pre-tax restructuring charges of $3.0 million in 2003. The restructuring costs include $1.0 million of employee severance and termination benefits and $2.0 million of fixed asset write-offs in the household rental segment. This restructuring was largely completed by the end of fiscal 2003.

        Other Operating Expenses. Other operating expenses increased by $8.4 million to $109.1 million from $100.7 million. This increase is attributable to these items:

1)

A $2.1 million increase in service repair costs is due to an increase in merchandise on rent and a Company-wide initiative to better care for used merchandise, which increased the store-level repair volume. Also, the Company implemented a third party service program for which the associated revenue was recorded in other revenue on the consolidated statement of operations.

2)	A $2.8 million increase in liability insurance costs because the fiscal 2004 retroactive refunds were $2.8 million less compared to fiscal 2003.

3)	State and local taxes for fiscal 2004 were $1.2 million higher than fiscal 2003 because there was a reversal of a $1.6 million accrual in 2003 and no such reversal occurred in fiscal 2004.

4)

Beginning in the three-month period ended September 30, 2004, the Company began recording rental merchandise losses on the allowance method. This change to the allowance method had the effect of increasing other operating expenses for a one-time adjustment of approximately $1.1 million to set up a rental merchandise allowance reserve on the balance sheet. The Company expects rental merchandise write-offs in the future under this new method to be materially consistent with prior year’s adjustments under the direct write-off method.

        Settlement of Class Action Lawsuit. The Company settled the consolidated class action lawsuit. Under the settlement, the Company paid $25.0 million to the class, consisting of $4.0 million in two-year 6% subordinated unsecured notes and $21.0 million in cash, of which $11.0 million was funded from available insurance proceeds. The $10.0 million in cash was funded by the Company, was held in escrow and was classified as restricted cash on the balance sheet at September 30, 2003. The net $14.0 million was expensed in the second quarter of fiscal 2003.

        Interest Expense. Interest expense decreased $2.8 million to $30.3 million from $33.1million. On June 2, 2003, the Company completed the sale of $205.0 million of senior secured notes, closed a new $60.0 million revolving line of credit and sold $15.0 million in 8% convertible preferred stock though a private placement. The proceeds from these transactions were used to repay all amounts outstanding under the Company’s previous credit facility. See Note 10 and 11 to the Company’s consolidated financial statements appearing at Item 8 of this report. The decrease in interest expense is attributable to reduced debt levels after the refinancing.

        Amortization and Write-Off of Deferred Financing Costs. Amortization of deferred financing costs decreased to $1.0 million from $3.1 million. This decrease is mainly due to the write-off of $1.1 million in bank fees associated with refinancing the Company’s previous credit facility in fiscal 2003. There was no such write-off in fiscal 2004. See Note 10 to the Company’s consolidated financial statements appearing at Item 8 of this report.

        Other Income , Net. Other income was $6.4 million in 2004 compared to $4.0 million in 2003. This change is primarily due to a change in the fair market value of the convertibility feature of the convertible redeemable preferred stock, which resulted in income of $1.8 million for 2004, compared to an expense of $1.9 million for 2003. These changes were offset by a year over year decrease of $1.0 million in the fair market value adjustments for the interest rate swaps. The interest rate swap fair market value adjustments resulted in income of $3.6 million for 2004, compared to income of $4.6 million for 2003.

        Income Tax Expense. For 2004, the Company recorded income tax expense of $5.6 million. This deferred expense of $5.6 million is a result of the impact of applying SFAS 142. SFAS 142 stops the amortization of goodwill for book purposes, but for tax purposes it continues to be deductible and amortizable in accordance with current tax laws. The income tax expense for fiscal 2004 attributable to the impact of SFAS 142 adoption results from an increase to the valuation allowance because the Company can no longer look to the reversal of the deferred tax liability associated with the tax deductible goodwill to offset its deferred tax assets in accordance with SFAS 109 “Accounting for Income Taxes.” The impact of the continued tax-deductible goodwill will result in tax expense in future years to the extent the Company has a full valuation allowance. The Company recorded no income tax benefit for fiscal years 2004 and 2003, related to the income tax losses due to the uncertainty of their realization. There are approximately $11.1 million of net income tax that expire during fiscal years 2005 through 2018. Net operating losses approximating $42.6 million, $36.3 million, $48.1 million, $28.2, $9.1 million and $35.1 million expire during fiscal years 2019, 2020, 2021, 2022, 2023 and 2024, respectively. The net deferred tax asset after adjustment for tax deductible goodwill of $73.2 million for fiscal 2004 and the net deferred tax asset of $73.1 million for fiscal 2003 has been fully offset by a valuation allowance based on management’s determination that their realization is uncertain.

        In October 2004, the American Jobs Creation Act of 2004 was passed. Management is in the process of evaluating its impact on the Company.

        Loss From Discontinued Operations. Loss from discontinued operations was $2.3 million in 2004 compared to $15.8 million in fiscal 2003 as a result of the sale of agreements and merchandise of 295 stores to Rent-A-Center in fiscal 2003. The fiscal 2004 expenses relate to occupancy charges and write-offs on leasehold improvements for store leases not assumed by Rent-A-Center. The Company is in the process of winding down those leases. The fiscal 2003 expense is mainly due to a $8.4 million charge for lease obligations related to vacated stores; a $7.3 million decrease in operating income of the stores due to transition period costs including, but not limited to, rent, utilities, costs applicable to office equipment, costs associated with other employee benefits, workers compensation claims, health care claims and all other costs related to transition personnel and, interest expense of $3.0 million recorded as a result of the sale.

        Net Income (Loss). The Company generated net income of $9.2 million in 2004 as a result of the factors described above compared to a net loss of $29.4 million in 2003.

        Net Income (Loss) Allocable To Common Shareholders. On June 2, 2003, the Company issued 1,500 shares of convertible redeemable preferred stock for $10,000 per share and a one-year option to purchase an additional 500 shares of convertible redeemable preferred stock. The options to purchase an additional 500 shares of convertible redeemable preferred stock were exercised in 2004. See Note 11 to the Company’s consolidated financial statements appearing at Item 8 of this report. The preferred stock dividends and accretion totaled $1.8 million in fiscal 2004 and $0.5 million in fiscal 2003, and are charged to accumulated deficit, but reduce net income (loss) allocable to common stockholders. The increase is due to a full year of dividends and accretion in 2004 versus a partial year in 2003.

FISCAL 2003 COMPARED TO FISCAL 2002

        Total Revenues. Total revenues decreased $2.1 million to $491.3 million from $493.4 million. This decrease is attributable to a decrease in revenues of $2.4 million in the prepaid telephone service segment offset by an increase in revenues of $0.3 million in the household rental segment. The $2.4 million decrease in the prepaid telephone service segment is due to a decrease in customers due to an increase in competition. The $0.3 million increase in revenue in the household rental segment is due to improved collections and increases in early purchase options and cash sales revenue for the year ended September 30, 2003, as compared to the same period last year. This increase is primarily due to more customers exercising the early purchase option as a result of an “120 days same as cash” promotion that offered customers the opportunity to purchase rented merchandise at a discount. In addition, the increase was due to an increase in sales and early purchases of computers prior to the expiration of computer rental-purchase agreements.

        Depreciation and Amortization. Depreciation expense related to rental merchandise decreased to $122.3 million from $133.4 million. In fiscal 2002, the Company took steps to increase gross profit margins on rental contracts. These steps included introducing higher-end, higher-margin merchandise to the stores, increasing rental rates on certain core products to competitive market rates, and increasing weekly rental rates of personal computers to competitive market rates. The Company continued these efforts in fiscal 2003.

        Amortization of Other Intangibles. Amortization of other intangibles decreased to $1.4 million from $2.3 million. This is due to the expiration of the amortization periods for certain non-compete agreements and customer contracts.

        Cost of Prepaid Phone Service. The cost of prepaid phone service decreased to $21.9 million from $23.7 million. Cost of prepaid phone service, as a percentage of prepaid phone service revenues, decreased to 61.9% from 62.8%. This decrease is due to a general decrease in the customer base and a decrease in new customers year over year. This decrease in new customers results in a decrease in activation costs in relation to the revenues recognized.

        Salaries and Wages. Salaries and wages increased by $9.5 million to $130.7 million from $121.2 million. The Company initiated an employee upgrade program directed at attracting and keeping better talent. This resulted in higher salaries in 2003.

        Advertising.  Advertising expense decreased $4.8 million, from $27.1 million in 2002 to $22.3 million in 2003. This decrease is primarily due to a decrease in television production and local store marketing expenses and the sale of 295 stores to Rent-A-Center.

        Occupancy. Occupancy expense increased to $32.8 million from $31.7 million. The increase is attributable to general rent increases, which approximate 2% per year for new leases entered into with higher rates.

        Other Operating Expense. Other operating expense decreased by $5.3 million to $100.7 million, from $106.0 million. This decrease is principally due to income of $4.6 million for an adjustment of ultimate and incurred losses for worker’s comp, general liability and automobile, which was recorded in insurance costs in other operating expense, a $1.6 million downward adjustment to the Company’s personal property tax accruals was recorded as a result of the receipt of finalized actual tax assessments and a reversal of a $1.8 million provision established in prior years related to rental merchandise was determined to be no longer required. These items were offset by $2.7 million of legal and professional and consulting fees. During 2002, there was a recovery of accounting and legal fees related to the investigation and shareholder litigation in the amount of $1.9 million, which offset $1.3 million of fees for the year. During 2003, there was a recovery of accounting and legal fees related to the investigation and shareholder litigation in the amount of $0.8 million, which offsets $3.5 million of fees for the year.

        Settlement of Class Action Lawsuit. The Company settled the consolidated class action lawsuit. Under the settlement, the Company paid $25.0 million to the class, consisting of $4.0 million in two-year 6% subordinated unsecured notes and $21.0 million in cash, of which $11.0 million was funded from available insurance proceeds. The $10.0 million in cash was funded by the Company from an amount held in escrow, which was classified as restricted cash on the balance sheet at September 30, 2003. The net $14.0 million was expensed in the second quarter of fiscal 2003.

        Interest Expense. Interest expense decreased $6.1 million to $33.1 million from $39.2 million. This decrease is primarily due to a $62.6 million decrease in debt from $277.2 million as of September 30, 2002, to $214.6 million as of September 30, 2003. On June 2, 2003, the Company completed the sale of $205.0 million of senior secured notes, closed a new $60.0 million revolving line of credit and sold $15.0 million in 8% convertible preferred stock though a private placement. The proceeds from these transactions were used to repay all amounts outstanding under the Company’s previous credit facility. See Note 10 and 11 to the Company’s consolidated financial statements appearing at Item 8 of this report.

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

        Other Income , Net. Other income was $4.0 million in 2003 compared to $2.4 million in 2002. This change is primarily due to an increase in the positive change in the fair market value of the interest rate swap portfolio, which resulted in income of $4.6 million for 2003, compared to income of $0.6 million for 2002. Other income for 2003 also includes gains on the sale of vehicles under capital leases of $1.2 million. These income items for 2003 were offset by a charge of $1.9 million to record the convertible option derivative liability for the convertible preferred stock at its fair market value as of September 30, 2003. Other income for fiscal 2002 includes a gain on the sale of stores. The Company entered into several small transactions to sell 15 under-performing stores. The Company recognized a net gain of $0.9 million on these store sale transactions.

        Income Tax Expense. For 2003, the Company recorded income tax expense of $4.0 million. Deferred tax expense of $4.9 million as a result of the impact of applying SFAS 142 was offset by a tax benefit of $0.9 million primarily as a result of changes in net operating loss carryback rules. SFAS 142 stops the amortization of goodwill for book purposes, but for tax purposes it continues to be deductible and amortizable in accordance with current tax laws. The income tax expense for fiscal 2003 attributable to the impact of SFAS 142 adoption results from an increase to the valuation allowance because the Company can no longer look to the reversal of the deferred tax liability associated with the tax deductible goodwill to offset its deferred tax assets in accordance with SFAS 109 “Accounting for Income Taxes.” The impact of the continued tax-deductible goodwill will result in tax expense in future years to the extent the Company has a full valuation allowance. The Company recorded no income tax benefit for fiscal 2003 and 2002 related to the operating losses due to the uncertainty of their realization. There are approximately $11.1 million of net operating losses that expire during fiscal years 2005 through 2018. Net operating losses approximating $42.6 million, $36.3 million, $48.1 million, $28.2 million and $41.3 million expire during fiscal years 2019, 2020, 2021, 2022 and 2023 respectively. The net deferred tax asset after adjustment for tax deductible goodwill of $73.1 million for fiscal 2003 and the net deferred tax asset of $66.0 million for fiscal 2002 has been fully offset by a valuation allowance based on management’s determination that their realization is uncertain. The Company’s federal and state tax benefit for fiscal 2003 and fiscal 2002 is lower than the statutory rate primarily due to the deferred tax valuation allowance and nondeductible goodwill.

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

        Loss From Discontinued Operations. Loss from discontinued operations was $15.8 million as a result of the sale in 2003, as compared to $0.1 million in 2002. This decrease is mainly due to a $8.4 million charge for lease obligations related to vacated stores, a $7.3 million decrease in operating income of the stores due to transition period costs and interest expense of $3.0 recorded as a result of the sale in 2003.

        Net Loss. The Company generated a net loss of $29.4 million in 2003 as a result of the factors described above compared to a net loss of $76.5 million in the same period last year.

        Net Loss Allocable To Common Shareholders. On June 2, 2003, the Company issued 1,500 shares of convertible redeemable preferred stock for $10,000 per share and a one-year option to purchase an additional 500 shares of convertible redeemable preferred stock. See Note 11 to the Company’s consolidated financial statements appearing at Item 8 of this report.  The preferred stock dividends and accretion totaled $0.5 million and are charged to accumulated deficit, but reduce net income (loss) allocable to common stockholders.

LIQUIDITY AND CAPITAL RESOURCES

        The Company’s capital requirements relate primarily to purchasing additional rental merchandise and replacing rental merchandise that has been sold or is no longer suitable for rent and new store openings. The Company’s principal sources of liquidity are cash flows from operations, debt capacity available under its revolving credit facility and available cash reserves.

        Cash flows from operating activities. The Company’s statements of cash flows are summarized as follows (in millions):

	For the Years Ended September 30,
	2004	2003	2002
Net cash provided by (used in) operating activities	$26,686	$(28,842)	$48,702

        Cash flows from operating activities increased by $55.5 million for 2004 compared to 2003. The key component of this increase was increased profits in 2004 versus 2003. The following items also significantly impacted cash flows between the two years:

o	Funding of the settlement of the class action lawsuit, which used $10.0 million in cash in fiscal 2003, and, $2.0 million in fiscal 2004.

o	Decreases in rental merchandise purchases year over year of $36.3 million as a result of the sale of stores in 2003.

o	Reduction in cash used in discontinued operations of $7.6 million year over year.

        Cash flows from operating activities decreased by $77.5 million for 2003 compared to 2002. The settlement of the class action lawsuit and the change in cash used in discontinued operations accounts for $33.1 million of the change year over year. The following items also significantly impacted cash flows between the years:

o	Increases in rental merchandise purchases year over year of $23.4 million as a result of planned increases in store inventory levels to fuel growth.

o	Payment of payment-in-kind interest related to the old bank credit facility of $23.2 million in the refinancing during 2003.

        Cash flows from investing activities.

	For the Years Ended September 30,
	2004	2003	2002
Purchase of businesses, net of cash acquired	$(275)	$(259)	$(1,095)
Purchases of property and equipment	(9,308)	(8,112)	(11,399)
Proceeds from sale of stores and other assets	--	95,589	2,152

Net cash provided by (used in) investing activities	$(9,583)	$87,218	$(10,342)

        Purchases of property, plant and equipment accounted for the most significant outlays for investing activities, $9.3 million in 2004, $8.1 million in 2003 and $11.4 million in 2002. The Company received $95.6 million from the sale of stores to Rent-A-Center in 2003. The Company currently estimates that purchases of property, plant and equipment in 2005 will be approximately $14.0 million.

Financing Activities. The Company’s cash flows used in financing activities are as follows (in millions):

	For the Years Ended September 30,
	2004	2003	2002
Proceeds from borrowings	$96,000	$667,423	$664,000
Payments on borrowings	(109,014)	(730,143)	(693,353)
Payments on class action lawsuit note payable	(2,000)	--	--
Payments on capital leases	(8,070)	(8,282)	(12,033)
Cash overdraft	1,391	2,397	(5,148)
Proceeds from convertible preferred stock	5,000	14,119	--
Deferred financing costs	(35)	(8,579)	(2,940)
Issuance of common stock	1,019	514	7,252
Dividends paid	(1,285)	(99)	--
Interest on shareholder loans	--	(3)	(41)
Payment of loans by directors/shareholders	--	285	683

Net cash used in financing activities	$(16,994)	$(62,368)	$(41,580)

        Proceeds and payments on borrowings included both short-term and long-term financing activities. On September 30, 2004, the Company had $54.8 million available of its $60.0 million bank revolving credit facility. There is no outstanding balance in the bank revolving credit facility and there were $5.2 million letters of credits drawn against the revolver.

        On June 2, 2003, the Company completed the sale of $205.0 million of senior secured notes, closed a new $60.0 million revolving line of credit facility and sold $15.0 million in newly authorized 8% redeemable convertible preferred stock through a private placement. The net proceeds of the offerings, together with borrowing under the new revolving credit facility and the net proceeds of the sale of the redeemable convertible preferred stock repaid all amounts outstanding under the Company’s previous senior bank credit facility. As a result of the completion of the refinancing, the Company’s corporate credit rating was revised by Standard and Poor’s Rating Services from “CCC” to “B+". The Company paid $8.6 million in deferred financing costs related to this refinancing. The terms and covenants of the secured notes bank revolving credit facility are discussed in Note 10 to the Company’s consolidated financial statements appearing at Item 8 of this report. The Company is in compliance with all covenants at September 30, 2004, and expects to be able to comply with covenants based upon its fiscal 2005 projections. In December 2004, the Company amended its bank credit facility to change the financial covenants to allow for the effect of opening new stores. The leverage ratio and minimum financial EBITDA covenants were amended as shown in the financial covenants required under the credit facility in the following section.

        The secured notes contain covenants that, among other things, limit the Company’s ability to incur additional debt, make restricted payments, incur any additional liens, sell certain assets, pay dividend distributions from restricted subsidiaries, transact with affiliates, conduct certain sale and leaseback transactions and use excess cash flow.

        The terms of the Company’s revolving credit facility and the indenture governing the senior notes do not fully prohibit the Company or its subsidiaries from incurring additional debt. As a result, The Company may be able to incur substantial additional debt in the future.

        The financial covenants required under the credit facility are as follows:

The leverage ratio is total funded debt less an amount on deposit in the excess cash flow escrow account to EBITDA for the four fiscal quarters then ended. As of the last day of each fiscal quarter ending during each of the periods specified below, the leverage ratio at such time should not be greater than:

Shall Not Exceed
From and Including	To and Including	Credit Agreement As of September 30, 2004	Amended Credit Agreement as of December 7, 2004
July 1, 2004	September 30, 2004	4.50 to 1.00	--
October 1, 2004	September 30, 2005	4.00 to 1.00	--
July 1, 2004	June 30, 2005	--	5.25 to 1.00
October 1, 2005	September 30, 2006	3.75 to 1.00	--
July 1, 2005	December 31, 2005	--	4.75 to 1.00
January 1, 2006	March 31, 2006	--	4.50 to 1.00
April 1, 2006	June 30, 2006	--	4.25 to 1.00
July 1, 2006	Credit Agreement Termination Date	--	3.75 to 1.00

October 1, 2006	September 30, 2007	3.25 to 1.00	--
October 1, 2007	Credit Agreement Termination Date	2.75 to 1.00	--

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

The Company cannot allow the book value of rental merchandise under lease to be less than 74% of the total value of rental merchandise held for rent at the end of each calendar month ending September 30, October 31 and November 30 in each fiscal year and 77% for all other calendar months in each fiscal year. The value of jewelry cannot exceed 7.5% of the total value of rental merchandise as measured at the end of each calendar month.

The Company cannot incur capital expenditures in an amount in excess of $20,000 in the aggregate during any fiscal year. The $20,000 maximum is increased for any unused preceding year permitted amount not to exceed $22,500 in a fiscal year.

Consolidated net worth shall not be less than $85,000 plus 75% of positive net income with no deduction for losses and 90% of any subsequent incremental issuance of new equity securities, other than equities issues in connection with the exercise of employee stock options and capital stock issued to the seller of an acquired business in connection with a permitted acquisition.

The Company cannot permit EBITDA for the twelve consecutive calendar months then ended to be less than:

Minimum EBITDA
For the month ending:	Credit Agreement as of September 30, 2004:	Amended Credit Agreement as of December 7, 2004

September 2004	$55.5 million	$53.0 million
October 2004	$56.5 million	$53.0 million
November 2004	$57.0 million	$53.0 million
December 2004	$58.0 million	$53.0 million
January 2005	$58.0 million	$53.0 million
February 2005	$59.0 million	$53.0 million
March 2005	$59.0 million	$53.0 million
April 2005 through February 2006	$60.0 million	--
March 2006 through December 2006	$62.5 million	--
January 2007 and thereafter	$65.0 million	--
April 2005	--	$53.0 million
May 2005	--	$53.0 million
June 2005	--	$52.0 million
July 2005	--	$52.0 million
August 2005	--	$53.0 million
September 2005 - August 2006	--	$55.0 million
September 2006 - Each Month Thereafter	--	$60.0 million

        There was an option for the preferred shareholders to purchase an additional 500 shares at $10,000 per share. Those options were exercised during 2004.

        The Company paid $2.0 million on the note payable from the settlement of the class action lawsuit related to accounting improprieties in 2004.

        Off Balance Sheet Arrangements. The Company is not subject to any off-balance sheet arrangements within the meaning of Rule 303(a)(4) of Regulation S-K.

        Contractual Obligations. The following table presents obligations and commitments to make future payments under contracts and contingent commitments at September 30, 2004:

Contractual Cash Obligations*	Total	Due in less than one year	Due in 1-3 years	Due in 4-5 years	Due after 5 years
Debt(1)	$201,877	$--	$--	$--	$201,877
Capital lease obligations	14,970	5,563	9,373	34	--
Operating leases	79,034	25,897	45,506	7,631	--
Notes payable	52	22	30	--	--
Settlement of class action lawsuit(2)	2,000	2,000	--	--	--

Total cash obligations	$297,933	$33,482	$54,909	$7,665	$201,877

        *Excludes the 401(k) restorative payments program as well as contingent liabilities that cannot be estimated (See Notes 19 and 14 to financial statements appearing at Item 8 of this report, respectively).

    (1)        Consists of senior secured notes, net of discount. The Company’s $60.0 million revolving bank credit facility was at zero at September 30, 2004.

    (2)        Consists of principal due on outstanding note.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less than one year	1-3 years	4-5 years	Over 5 years
Lines of credit	$ --	$ --	$ --	$ --	$ --
Standby letters of credit	5,180	5,180	--	--	--
Guarantees	--	--	--	--	--

Total commercial commitments	$5,180	$5,180	$ --	$ --	$ --

Standby letters of credit are generally required for fleet and insurance guarantees. These one year letters are renewed on an annual basis.

        Seasonality and Inflation. The Company’s operating results are subject to seasonality. The first quarter typically has a greater number of rental-purchase agreements entered into because of traditional holiday shopping patterns. Management plans for these seasonal variances and takes particular advantage of the first quarter with product promotions and marketing campaigns. Because many of the Company’s expenses do not fluctuate with seasonal revenue changes, such revenue changes may cause fluctuations in the Company’s quarterly earnings. In the event of a prolonged recession, the Company acknowledges the possibility of a decrease in demand, particularly for higher-end products. During the year ended September 30, 2004, the costs of rental merchandise, store lease rental expense and salaries and wages have increased modestly. These increases have not had a significant effect on the Company’s results of operations because the Company has been able to charge commensurately higher rental for its merchandise. This trend is expected to continue in the foreseeable future.

        Recent Accounting Pronouncements. In May, 2003, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company has adopted the provisions of this Statement which did not have a material effect on the financial statements.

        On January 15, 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” The objective of this interpretation is to improve financial reporting by enterprises involved with variable interest entities. This interpretation is effective for financial statements for periods after March 15, 2004.The Company has no variable interest entities that are not currently consolidated.

        In March 2004, the FASB issued a proposed Statement, Share-Based Payment – an amendment of Statements No. 123 and 95, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on fair value of the enterprises’ equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions and generally would require instead that such transactions be accounted for using a fair-value based method. On October 13, 2004, the FASB concluded that Statement 123R, Share-Based Payment, would be effective for public companies for interim or annual periods beginning after June 15, 2005. The Company does not know how the provisions of this proposed statement will effect financial statements of the Company.

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

        At September 30, 2004, the Company had swap agreements with total notional principal amounts of $40.0 million, which effectively fixed the interest rate on obligations of debt under the $60.0 million revolving credit facility. The swap agreements lock in a LIBOR rate ranging from 6.88% to 6.965% and have maturities through 2005. Falling interest rates and/or a flattening of the yield curve will negatively impact the market value of the interest rate swaps. Changes in the valuation of such swap agreements are recorded directly to earnings. The face value of interest rate swap agreements was a liability of approximately $1.6 million at September 30, 2004. A 1% adverse change in the interest rates on variable rate obligations would affect pre-tax earnings by approximately $0.4 million.

        The Company does not enter into derivative financial instruments for trading or speculative purposes. As of June 2, 2003, the Company is over-hedged because of the refinancing. The existing interest rate swaps hedged a portion of the previous LIBOR debt. As a result of the refinancing, the only LIBOR debt the Company has is the $60.0 million revolving credit facility, of which $0 million was outstanding at September 30, 2004. The Company will reduce its interest rate swap position as they mature through August 2005, rather than terminate these agreements early because of the current high cost to terminate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PAGE
Index to Financial Statements
Reports of Independent Registered Public Accounting Firms	30
Financial Statements:
Consolidated Balance Sheets, Years Ended
September 30, 2004 and 2003	32
Consolidated Statements of Operations, Years Ended
September 30, 2004, 2003, 2002	33
Consolidated Statements of Shareholders' Equity, Years Ended
September 30, 2004, 2003, 2002	34
Consolidated Statements of Cash Flows, Years Ended
September 30, 2004, 2003, 2002	35
Notes to Consolidated Financial Statements	36

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Rent-Way, Inc.

We have audited the accompanying consolidated balance sheet of Rent-Way, Inc. and subsidiaries as of September 30, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rent-Way, Inc. and subsidiaries at September 30, 2004, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst&Young LLP

Pittsburgh, PA
November 11, 2004,
except for the debt amendment discussed in Note 10,
as to which the date is December 7, 2004

RENT-WAY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF RENT-WAY, INC.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Rent-Way, Inc. and its subsidiaries at September 30, 2003, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective October 1, 2002 and, as discussed in Note 5 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” effective October 1, 2001.

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio
November 19, 2003

RENT-WAY, INC.

CONSOLIDATED BALANCE SHEETS
(all dollars in thousands, except share and per share data)

	September 30,
	2004	2003
ASSETS
Cash and cash equivalents	$3,412	$3,303
Restricted cash (Note 1)	--	10,000
Prepaid expenses	8,496	8,144
Income tax receivable	10	4,245
Rental merchandise, net (Note 6)	173,164	171,982
Rental merchandise credits due from vendors (Note 7)	3,242	4,156
Deferred income taxes, net of valuation allowance of
$73,242 and $73,095, respectively (Note 15)	--	--
Property and equipment, net (Note 6)	42,063	38,765
Goodwill (Note 5)	188,849	188,499
Deferred financing costs, net of accumulated amortization of $1,346
and $457, respectively	7,420	8,316
Intangible assets, net of accumulated amortization of $3,682 and
$5,342, respectively (Note 5)	112	503
Other assets (Note 8)	3,887	19,946

Total assets	$430,655	$457,859

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable	$26,187	$30,244
Other liabilities (Note 9)	55,163	85,328
Deferred tax liability (Note 15)	10,496	4,915
Debt (Note 10)	203,934	214,592

Total liabilities	295,780	335,079

Contingencies (Note 14)	--	--
Convertible redeemable preferred stock (Note 11)	19,790	15,991

Shareholders' equity:
Preferred stock, without par value; 1,000,000 shares authorized; 2,000 and 1,500 shares were issued and outstanding as Series A convertible
preferred shares at September 30, 2004 and 2003, respectively	--	--
Common stock, without par value; 50,000,000 shares authorized;
26,243,676 and 26,022,037 shares issued and outstanding, respectively	304,395	303,220
Common stock warrants; 100,000 outstanding	--	156
Option to purchase convertible preferred stock	--	142
Accumulated other comprehensive loss	(93)	(69)
Accumulated deficit	(189,217)	(196,660)

Total shareholders' equity	115,085	106,789

Total liabilities and shareholders' equity	$430,655	$457,859

        The accompanying notes are an integral part of these financial statements.

RENT-WAY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(all dollars in thousands, except per share data)

	For the Years Ended September 30,
	2004	2003	2002
REVENUES:
Rental revenue	$416,563	$397,420	$394,036
Prepaid phone service revenue	24,967	35,319	37,740
Other revenues	62,247	58,571	61,594

Total revenues	503,777	491,310	493,370
COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
Rental merchandise	132,778	122,287	133,416
Property and equipment	15,267	19,717	24,636
Amortization of intangibles	391	1,361	2,277
Cost of prepaid phone service	16,398	21,871	23,697
Salaries and wages	134,044	130,700	121,199
Advertising, net	20,136	22,250	27,084
Occupancy	34,375	32,847	31,715
Restructuring costs	48	3,046	--
Other operating expenses	109,148	100,738	105,977

Total costs and operating expenses	462,585	454,817	470,001

Operating Income	41,192	36,493	23,369
OTHER INCOME (EXPENSE):
Settlement of class action lawsuit	--	(14,000)	--
Interest expense	(30,322)	(33,110)	(39,235)
Interest income	797	93	357
Amortization and write-off of deferred financing costs	(1,025)	(3,061)	(5,205)
Other income, net	6,439	4,028	2,364
Income (loss) before income taxes, cumulative effect of
change in accounting principle and discontinued
operations	17,081	(9,557)	(18,350)
Income tax expense	5,580	4,040	16,483

Income (loss) before cumulative effect of change in
accounting principle and discontinued operations	11,501	(13,597)	(34,833)
Cumulative effect of change in accounting principle	--	--	(41,527)
Loss from discontinued operations	(2,253)	(15,780)	(112)

Net income (loss)	9,248	(29,377)	(76,472)

Preferred stock dividend and accretion of preferred
stock	(1,805)	(513)	--

Net income (loss) allocable to common shareholders	$7,443	$(29,890)	$(76,472)

EARNINGS (LOSS) PER COMMON SHARE:
Basic earnings (loss) per common share:
Income (loss) before cumulative effect of change in
accounting principle and discontinued operations	$0.44	$(0.53)	$(1.39)

Net income (loss) allocable to common
shareholders	$0.28	$(1.16)	$(3.06)

Diluted earnings (loss) per common share:
Income (loss) before cumulative effect of change in
accounting principle and discontinued operations	$0.33	$(0.53)	$(1.39)

Net income (loss) allocable to common shareholders	$0.25	$(1.16)	$(3.06)

Weighted average number of shares outstanding:
Basic	26,177	25,780	25,021

Diluted	29,938	25,780	25,021

        The accompanying notes are an integral part of these financial statements

RENT-WAY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002
(all dollars and shares in thousands)

	Common Stock		Common Stock Warrants
	Shares	Amount	Number of Warrants	Amount	Option to Purchase Convertible Preferred Stock	Loans to Shareholders	Accumulated Other Comprehensive Income (Loss)	Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Shareholders' Equity
Balance at October 1, 2001	24,510	$295,610	--	$--	$--	$(924)	$1,654	$--	$(90,298)	$206,042

Net loss	--	--	--	--	--	--	--	(76,472)	(76,472)	(76,472)
Amortization of transitional asset (Note 12)	--	--	--	--	--	--	(867)	(867)	--	(867)
Issuance of common stock under stock option plans including tax benefit (Note 17)	62	251	--	--	--	--	--	--	--	251
Issuance of common stock to Calm Waters
Partnership (Note 18)	1,000	5,356	--	--	--	--	--	--	--	5,356
Issuance of stock warrants to Calm Waters
Partnership (Note 18)	--	--	100	644	--	--	--	--	--	644
Option to purchase convertible preferred stock	114	1,107	--	--	--	--	--	--	--	1,107
Costs associated to private placement of
securities	--	(106)	--	--	--	--	--	--	--	(106)
Payment of loans by directors (Note 16)	--	--	--	--	--	683	--	--	--	683
Interest on loans to directors (Note 16)	--	--	--	--	--	(41)	--	--	--	(41)

Total comprehensive income (loss)	--	--	--	--	--	--	--	(77,339)	--	--

Balance at September 30, 2002	25,686	302,218	100	644	--	(282)	787	--	(166,770)	136,597

Net loss	--	--	--	--	--	--	--	(29,377)	(29,377)	(29,377)
Amortization of transitional asset (Note 12)	--	--	--	--	--	--	(856)	(856)	--	(856)
Issuance of common stock under stock option plans including tax benefit (Note 17)	3	14	--	--	--	--	--	--	--	14
Issuance of common stock to Calm Waters
Partnership (Note 18)	333	500	--	--	--	--	--	--	--	500
Option to purchase convertible preferred stock .	--	--	--	--	142	--	--	--	--	142
Revaluation of stock warrants (Note18)	--	488	--	(488)	--	--	--	--	--	0
Payment of loans by directors (Note 16)	--	--	--	--	--	285	--	--	--	285
Interest on loans to directors (Note 16)	--	--	--	--	--	(3)	--	--	--	(3)
Preferred stock dividend	--	--	--	--	--	--	--	--	(399)	(399)
Accretion of preferred stock	--	--	--	--	--	--	--	--	(114)	(114)

Total comprehensive income (loss)	--	--	--	--	--	--	--	(30,233)	--	--

Balance at September 30, 2003	26,022	303,220	100	156	142	--	(69)	--	(196,660)	106,789

Net income	--	--	--	--	--	--	--	9,248	9,248	9,248
Amortization of transitional asset (Note 12)	--	--	--	--	--	--	(24)	(24)	--	(24)
Issuance of common stock under stock option plans including tax benefit (Note 17)	122	529	--	--	--	--	--	--	--	529
Issuance of common stock to Calm Waters
Partnership (Note 18)	100	490	--	--	--	--	--	--	--	490
Issuance of convertible preferred stock	--	--	--	--	(142)	--	--	--	--	(142)
Exercise of Calm Waters Warrants	--	156	(100)	(156)	--	--	--	--	--	--
Preferred stock dividend	--	--	--	--	--	--	--	--	(1,382)	(1,382)
Accretion of preferred stock	--	--	--	--	--	--	--	--	(423)	(423)

Total comprehensive income	--	--	--	--	--	--	--	9,224	--	--

Balance at September 30, 2004	26,244	$304,395	--	$--	$--	$--	$(93)	$--	$(189,217)	$115,085

        The accompanying notes are an integral part of these financial statements.

RENT-WAY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(all dollars in thousands, except share and per share data)

	For the Years Ended September 30,
	2004	2003	2002
OPERATING ACTIVITIES:
Net income (loss)	$9,248	$(29,377)	$(76,472)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Loss from discontinued operations	2,253	15,780	112
Depreciation and amortization	149,792	143,125	160,329
Deferred income taxes	5,580	4,040	--
Write-off of deferred financing costs	--	1,143	3,810
Goodwill impairment	--	--	58,935
Market adjustment for interest rate swap derivative	(3,564)	(4,576)	479
Market adjustment for preferred stock conversion option
derivative	(1,766)	1,899	--
Write-off of property and equipment	452	3,649	1,571
Gain on sale of assets	--	(631)	(552)
Changes in assets and liabilities:
Decrease (increase) in restricted cash	10,000	(10,000)	--
Prepaid expenses	(350)	2,217	3,173
Rental merchandise	(133,959)	(146,758)	(123,367)
Rental merchandise deposits and credits due from vendors	913	(3,161)	1,491
Income tax receivable	4,235	(54)	4,048
Other assets	5,391	(12,000)	1,669
Accounts payable	(5,450)	10,206	(1,900)
Other liabilities	(14,863)	4,505	1,128

Net cash provided by (used in) continuing operations	27,912	(19,993)	34,454
Net cash (used in) provided by discontinued operations	(1,226)	(8,849)	14,248

Net cash (used in) provided by operating activities	26,686	(28,842)	48,702

INVESTING ACTIVITIES:

Investments in subsidiaries and other businesses, net of cash acquired	(275)	(259)	(1,095)
Purchases of property and equipment	(9,308)	(8,112)	(11,399)
Proceeds from sale of stores and other assets	--	95,589	2,152

Net cash provided by (used in) investing activities	(9,583)	87,218	(10,342)

FINANCING ACTIVITIES:

Proceeds from borrowings	96,000	667,423	664,000
Payments on borrowings	(109,014)	(730,143)	(693,353)
Payments on class action lawsuit note payable	(2,000)	--	--
Payments on capital leases	(8,070)	(8,282)	(12,033)
Cash overdraft	1,391	2,397	(5,148)
Proceeds from convertible preferred stock	5,000	14,119	--
Deferred financing costs	(35)	(8,579)	(2,940)
Issuance of common stock	1,019	514	7,252
Dividends paid	(1,285)	(99)	--
Interest on shareholder loans	--	(3)	(41)
Payment of loans by directors/shareholders	--	285	683

Net cash used in financing activities	(16,994)	(62,368)	(41,580)

Increase (decrease) in cash and cash equivalents	109	(3,992)	(3,220)
Cash and cash equivalents at beginning of year	3,303	7,295	10,515

Cash and cash equivalents at end of year	$3,412	$3,303	$7,295

        The accompanying notes are an integral part of these financial statements.

RENT-WAY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all dollars in thousands, except share and per share data)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        BUSINESS AND ORGANIZATION. Rent-Way, Inc. (the “Company” or “Rent-Way”) is a corporation organized under the laws of the Commonwealth of Pennsylvania. The Company operates a chain of stores that rent durable household products such as home entertainment equipment, furniture, major appliances, computers, and jewelry to consumers on a weekly , bi-weekly, semi-monthly or monthly basis in thirty-three states. The stores are primarily located in the Midwestern, Eastern and Southern regions of the United States. The Company also provides prepaid local phone service to consumers on a monthly basis through its majority-owned subsidiary, dPi Teleconnect, LLC (“DPI”).

        BASIS OF PRESENTATION. The Company presents an unclassified balance sheet to conform to practice in the industry in which it operates. The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

        ACCOUNTING ESTIMATES. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

        RESTRICTED CASH. The Company entered into an agreement settling its securities class action on April 18, 2003, which was approved by the court on December 23, 2003. The settlement required the Company to pay $25,000 to the class. The $25,000 payment consisted of $21,000 in cash and $4,000 in two-year, unsecured subordinated notes payable bearing interest at 6%. Of the $21,000 payable in cash, $11,000 was funded from available insurance proceeds. The remaining $10,000, which was previously funded into escrow, was reflected as restricted cash on the consolidated balance sheet at September 30, 2003 and was subsequently paid in the first fiscal quarter of fiscal year 2004 (See Note 14).

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

        Merchandise rented to customers or available for rent is classified in the consolidated balance sheet as rental merchandise and is valued at cost on a specific identification method. Write-offs of rental merchandise arising from customers’ failure to return merchandise and losses due to excessive wear and tear of merchandise are recognized using the allowance method. Beginning in the three-month period ended September 30, 2004, the Company began recording rental merchandise adjustments to the allowance method. This change to the allowance method had the effect of increasing other operating expenses for a one-time adjustment of approximately $1,100, or approximately $0.04 per basic share, to record a rental merchandise allowance reserve on the balance sheet. The Company expects rental merchandise adjustments in the future under this new method to be materially consistent with prior year’s adjustments under the direct write-off method.

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

        CONVERTIBLE REDEEMABLE PREFERRED STOCK. On June 2, 2003, the Company sold $15,000 in newly authorized convertible redeemable preferred stock through a private placement. The proceeds of $14,161, net of issuance costs of $839, were used to repay the previous senior credit facility. The net proceeds are classified outside of permanent equity because of the mandatory redemption date and other redemption provisions, except for an option to purchase convertible preferred stock included in permanent equity (see Note 11). The carrying value of this option was $0 and $142 at September 30, 2004 and 2003, respectively. The option to purchase an additional $5,000 of convertible preferred stock was fully exercised as of September 30, 2004.

        OTHER REVENUE. Other revenue includes revenue from various services and charges to rental customers, including service revenues, late fees, liability waiver fees, processing fees, sales of used merchandise and Preferred Customer Club membership fees. Other revenue is recognized as collected. This method of revenue recognition does not produce materially different results than if other revenue was recognized when earned.

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

        Supplemental disclosures of cash flow information for the years ended September 30, 2004, 2003, and 2002, are as follows:

	Year Ended September 30,
	2004	2003	2002
CASH PAID (RECEIVED) DURING THE YEAR FOR:
Interest	$31,298	$41,378	$39,308
Income taxes (refunds)	(4,228)	(876)	(3,227)
NONCASH INVESTING ACTIVITIES:
Assets acquired under capital lease (Note 14)	14,970	12,303	16,895
NONCASH FINANCING ACTIVITIES:
Dividends	300	300	--

At September 30, 2004, 2003 and 2002 cash overdrafts of $1,312, $2,703, and $306, respectively, were included in accounts payable in the accompanying consolidated balance sheets.

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

        The Company reviews the recoverability of the carrying value of long-term assets using an undiscounted cash flow method. During fiscal 2004, 2003 and 2002, the Company believes that no impairment of long-lived assets has occurred, and that no reduction of the estimated useful lives is warranted.

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

        GOODWILL.  Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 requires that intangible assets not subject to amortization and goodwill be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Amortization of goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, ceased upon adoption. Thus, no amortization for such goodwill and indefinite-lived intangibles was recognized in the accompanying condensed consolidated statements of operations. The Company calculated an impairment to goodwill of $58,935, recorded in “Cumulative Effect of Change in Accounting Principle” in the amount of $41,527 (net of $17,408 in income taxes) for the fiscal year ended September 30, 2002 (see Note 5).

        INTANGIBLE ASSETS. Customer contracts are stated at cost less amortization calculated on a straight-line basis over 18 months. Non-compete agreements and prepaid consulting fees are stated at cost less amortization calculated on a straight-line basis over the terms of the related agreements, which range from two to seven years.

        ADVERTISING EXPENSE. The Company incurs three types of advertising costs: production and printing, distribution, consisting primarily of postage, and communication. Advertising costs for production and printing are generally expensed when incurred. Advertising costs for distribution, consisting primarily of postage, are expensed when the promotion begins. Cost of communicating is expensed as the communication occurs as advertisements.

        LEGAL EXPENDITURES. Legal costs are recorded as incurred. The Company’s experience with outside legal counsel is that services rendered are billed within 30 days of the close of the month the work was performed. Legal contingencies are recorded when they are estimable and probable in accordance with Statement of Financial Accounting Statements No. 5, “Accounting for Contingencies.”

        DEFERRED FINANCING COSTS. Deferred financing costs consists of bond issuance costs and loan origination costs which were incurred in connection with the sale of $205,000 of senior secured notes and a new $60,000 revolving credit facility that was closed June 2, 2003. The bond issuance costs of $6,704 are amortized using the effective interest method over the seven-year term of the bonds. The loan origination costs of $2,062 are amortized on a straight-line basis over the five-year bank credit agreement. Deferred financing cost amortization and write-offs were $1,025, $3,061 and $5,205 for the years ended September 30, 2004, 2003 and 2002, respectively.

        COMPANY HEALTH INSURANCE PROGRAM. The Company determines insurance liability based on funding factors determined by cost plus rates for a fully insured plan and monthly headcount. The contracted rate is determined based on experience, prior claims filed and an estimate of future claims. A retrospective adjustment for over (under) funding of claims is recorded when determinable and probable.

        COMPANY LIABILITY INSURANCE PROGRAMS. Starting in 2001, the insurance liability for workers’ compensation, automobile and general liability costs are determined based on claims filed and company experience. Losses under the deductible in the workers’ compensation, automobile and general liability programs are pre-funded based on the insurance company’s loss estimates. Loss estimates are adjusted for developed incurred losses at 18 months following policy inception and every 12 months thereafter. Retrospective adjustments to loss estimates are recorded when determinable and probable. The Company received refunds for the retrospective insurance adjustments of $1,773 and $4,618 for fiscal years ended September 30, 2004 and 2003, respectively, and paid $3,613 for the retrospective insurance adjustment for the fiscal year ended September 30, 2002.

        For fiscal years 2000 and 1998, the Company was insured under deductible programs with aggregate stop loss coverage on major claims. Claims within the insured deductible limits that were less than stop loss aggregates, were funded as claims developed using AM Best loss development factors. The fiscal 1999 worker’s compensation insurance had no aggregate retention and was funded as claims developed using AM Best loss development factors. Reserves were developed by independent actuaries and totaled $994 and $1,357 at September 30, 2004 and 2003, respectively.

        EARNINGS (LOSS) PER COMMON SHARE. Basic earnings (loss) per common share is computed using income (losses) allocable to common shareholders divided by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed using income (losses) allocable to common shareholders adjusted for anticipated interest savings, net of related taxes, for convertible subordinated notes and debentures, convert derivative market value adjustment, and the weighted average number of shares outstanding is adjusted for the potential impact of options, warrants and convertible subordinated notes and debentures where the effects are dilutive (See Note 20).

        FAIR VALUE DISCLOSURE. Fair values of the Company’s interest rate swap agreements and convert option of preferred stock derivative financial instruments have been determined from information obtained from independent third parties. Fair values of other assets and liabilities including letters of credit, debt and accounts payable are estimated to approximate their carrying values.

        The estimated fair value of the Company’s financial instruments at September 30, 2004 is as follows:

	Carrying Value	Fair Value

Interest Rate Swaps	$(1,572)	$(1,572)

Convert Option of
Preferred stock	$(13,330)	$(13,330)

        The estimated fair value of the Company’s financial instruments at September 30, 2003 is as follows:

	Carrying Value	Fair Value

Interest Rate Swaps	$(5,136)	$(5,136)

Convert Option of
Preferred stock	$(10,509)	$(10,509)

        DERIVATIVE FINANCIAL INSTRUMENTS. The Company uses derivative financial instruments to reduce the impact on interest expense of fluctuations in interest rates on a portion of its credit facility (see Notes 11 and 12). The Company does not enter into derivative financial instruments for trading or speculative purposes. As of June 2, 2003, the Company is over-hedged because of the refinancing. The existing interest rate swaps hedged a portion of the previous LIBOR debt. As a result of the refinancing, the only LIBOR debt the Company has is the $60,000 revolver credit facility, of which $0 was outstanding at September 30, 2004. The Company will reduce its interest rate swap position as they mature through August 2005, rather than terminate these agreements early because of the current high cost to terminate.

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

        For SFAS No. 148 purposes, the fair value of each option granted under the 1992 Plan, the 1995 Plan, the 1999 Plan and the 2004 Plan is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for options granted in fiscal 2004, 2003 and 2002: expected volatility ranging from 94.39% to 99.98%, risk-free interest rates between 2.87% and 4.79%, and an expected life of five to six years. The Company uses the straight-line method of recognizing compensation cost for fixed awards with pro-rata vesting.

        If the Company had elected to recognize the compensation cost of its stock option plans based on the fair value of the awards under those plans in accordance with SFAS No. 148, net income (loss) and income (loss) per common share would have been decreased to the pro-forma amounts below:

	For The Year Ended September 30,
	2004	2003	2002
Net income (loss) before cumulative effect of
change in accounting principle and discontinued
operations:
As reported	$11,501	$(13,597)	$(34,833)
Pro-forma	$11,368	$(17,839)	$(46,659)
Net income (loss):
As reported	$9,248	$(29,377)	$(76,472)
Pro-forma	$9,115	$(33,619)	$(88,298)
Diluted earnings (loss) per common share:
Net income (loss) before cumulative effect of
change in accounting principle and discontinued
operations:
As reported	$0.33	$(0.53)	$(1.39)

Pro-forma	$0.32	$(0.69)	$(1.86)

Net income (loss):
As reported	$0.25	$(1.16)	$(3.06)

Pro-forma	$0.25	$(1.30)	$(3.52)

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

        RECLASSIFICATIONS.  Certain amounts in the September 30, 2003 and 2002 consolidated financial statements were reclassified to conform to the September 30, 2004 presentation.

2.     DISCONTINUED OPERATIONS:

        On December 17, 2002, the Company entered into a definitive purchase agreement to sell rental merchandise and related contracts of 295 stores to Rent-A-Center, Inc. for approximately $101,500. These stores are all included in the household rental segment. Rent-A-Center, Inc. purchased certain fixed assets and assumed related store leases of 125 of these stores. The transaction closed on February 8, 2003. The final purchase price for the stores was approximately $100,400. As required under the Company’s credit agreement, all proceeds of the sale, net of transaction costs, store closing and similar expenses, were used to pay existing bank debt. Of the approximate $100,400 purchase price, $10,000 was held back by Rent-A-Center, Inc., to secure the Company’s indemnification obligations, $5,000 for 90 days following closing, which was refunded to the Company in May, 2003, and an additional $5,000 for 18 months, which was refunded to the Company in August 2004. The Company recorded a receivable for this based upon its ability to fully satisfy the indemnification obligations of the agreement. The $5,000 held back by Rent-A-Center, Inc. for 18 months was discounted by $820 to record at the present value. The $820 discount was amortized into income over the 18-month hold back period. Also, there was a $24,500 escrow held by National City Bank, which was used to pay transaction costs, store closing and similar expenses. The balance of this escrow, approximately $3,000, was used to pay down debt at the closing of the refinancing on June 2, 2003. The assets sold include rental merchandise, certain vehicles under capital leases and certain other fixed assets. Vehicle lease obligations were paid by the Company out of the proceeds from the sale.

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

        In connection with the sale of the stores, the Company has and will continue to incur additional direct costs related to the sale and exit costs related to these discontinued operations. Costs associated with an exit activity include, but are not limited to termination benefits, costs to terminate a contract that is not a capital lease and costs to consolidate facilities or relocate employees and are accounted for in accordance with Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” There was a transition period as defined in the asset purchase agreement comprised of a period of thirty days from the date immediately following the closing date. During this transition period, the Company was liable for certain exit costs attributable to the operation and transition of the purchased stores, including, but not limited to, rent, utilities, costs applicable to office equipment, costs associated with vehicles, employee payroll, health and other employee benefits, workers compensation claims, health care claims and all other costs related to transition personnel. The Company accrued employee separation costs as costs were incurred in accordance with SFAS 146. These costs are included in the results of discontinued operations in accordance with SFAS 144.

        Related operating results have been reported as discontinued operations in accordance with SFAS 144. The Company reclassified the results of operations of the disposed component for the prior periods in accordance with provisions of SFAS 144. There have been no corporate expenses (including advertising expense) included in expenses from discontinued operations. Interest on debt required to be repaid as a result of the disposal transaction was allocated to loss from discontinued operations. The effective interest rate on the outstanding debt of the Company at the end of the period reported was applied to the $68,643 estimated debt pay-down from the proceeds. The amount of interest reclassified to loss from discontinued operations was $0, $3,036 and $8,587 for the periods ended September 30, 2004, 2003 and 2002, respectively. Revenues and net loss from the discontinued operations were as follows:

	Year Ended September 30,
	2004	2003	2002
Operating revenues	$--	$46,355	$133,059
Operating expenses from discontinued
operations (including exit costs) (1)	(2,579)	(45,171)	(124,584)
Rental merchandise fair value adjustment	--	(4,761)	--
Reserve for future minimum lease payments on
vacated stores, net of present value discount (2)	326	(8,371)	--
Loss on sale of stores	--	(796)	--
Interest expense	--	(3,036)	(8,587)
Income tax benefit	--	--	--

Net loss from discontinued operations	$(2,253)	$(15,780)	$(112)

(1)

The Company recorded exit costs associated with the operation and transition of the stores to Rent-A-Center, Inc. for 30 days after closing, and monthly rent and common area maintenance charges until leases were terminated or expired, in accordance with SFAS 146.

(2)

The reserve for future lease payments on vacated stores relates to the 170 stores for which Rent-A-Center, Inc. did not assume the leases. These costs are associated with the exit activity related to the sale of the 295 stores to Rent-A-Center, Inc., and are recorded in accordance with SFAS 146. In 2004, there was a reduction to the number of these leases that were originally anticipated to be bought out or terminated which resulted in a change in estimate in 2004.

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

	Fixed Asset Write-Offs	Lease Termination Costs	Total

Balance at September 30, 2001	$--	$5,084	$5,084

Fiscal 2002 Provision	373	458	831
Amount utilized in fiscal 2002	(373)	(3,407)	(3,780)

Balance at September 30, 2002	--	2,135	2,135

Fiscal 2003 Provision	2,299	488	2,787
Amount utilized in fiscal 2003	(2,299)	(1,720)	(4,019)

Balance at September 30, 2003	--	903	903

Fiscal 2004 Provision	96	(142)	(46)
Amount utilized in fiscal 2004	(96)	(552)	(648)

Balance at September 30, 2004	$--	$209	$209

        Lease termination costs will be paid according to the contract terms.

        During fiscal year 2003, the Company formulated a plan to restructure the corporate office through reductions in the corporate workforce, to rationalize corporate costs for the remaining stores and to sublease, assign or terminate operating leases that the Company would no longer operate as a rent-to-own business activity subsequent to the sale of 295 stores to Rent-A-Center, Inc. There was $48, $3,046 and $0 of restructuring costs for the fiscal years ended September 30, 2004, 2003 and 2002, respectively. The $3,046 of restructuring costs incurred in fiscal year 2003 consists of fixed asset write-offs totaling $2,065 included in the table above, and $981 of employee severance and termination benefits not included in the table above.

        In addition to lease termination costs incurred in normal operating activities summarized in the table above, the Company incurred an additional lease obligation for the leases of the 170 stores that Rent-A-Center, Inc. did not assume in the sale. The total original gross obligation was $13,491 on February 8, 2003 and was reduced for estimated sublease income of $3,834 and further reduced by $1,286 to reflect the present value of that obligation in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. These lease termination costs have been reported as discontinued operations in accordance with SFAS 144. At September 30, 2004, the net obligation is $1,919.

4.     NEW ACCOUNTING STANDARDS:

        In May, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company has adopted the provisions of this Statement which did not have a material effect on the financial statements.

        On January 15, 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” The objective of this interpretation is to improve financial reporting by enterprises involved with variable interest entities. This interpretation is effective for financial statements for periods ending after March 15, 2004. The Company has no variable interest entities that are not currently consolidated.

        In March 2004, the FASB issued a proposed Statement, Share-Based Payment – an amendment of Statements No. 123 and 95, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on fair value of the enterprises’ equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions and generally would require instead that such transactions be accounted for using a fair-value based method. On October 13, 2004, the FASB concluded that Statement 123R, Share-Based Payment, would be effective for public companies for interim or annual periods beginning after June 15, 2005. The Company does not know how the provisions of this proposed statement will effect financial statements of the Company.

5.     GOODWILL — ADOPTION OF STATEMENT 142:

        Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 requires that intangible assets not subject to amortization and goodwill be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. SFAS 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment while the second phase, if necessary, measures the impairment. Amortization of goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, ceased upon adoption. Thus, no amortization for such goodwill and indefinite lived intangibles was recognized in the accompanying Consolidated Statements of Operations for fiscal years ended September 30, 2004, 2003 and 2002. On an annual basis and when there is a reason to suspect that the values have been diminished or impaired, these assets must be tested for impairment, and a write down may be necessary.

        In accordance with the provisions of SFAS 142, the Company completed, with the assistance of an independent valuation firm, phase one of the impairment test consisting of a comparison of the fair value of a reporting unit with its carrying amount for goodwill and indefinite lived intangibles that existed on the Company’s balance sheet at the date of its adoption. Based upon its analysis from the phase one impairment test, the Company identified indicators of possible impairment resulting from a reduction of forecasted cash flows related to the household rental segment. The total enterprise value, as determined by an independent valuation firm, represents a combination of the market multiple, discounted cash flow and comparable transaction approaches.

        During the quarter ended September 30, 2002, the Company performed, with the assistance of an independent valuation firm, the phase two impairment test of the carrying value to determine the amount of the write down. This assessment resulted in an impairment write-down of $58,935, recorded in “Cumulative Effect of Change in Accounting Principle” in the amount of $41,527 (net of $17,408 in income taxes). In accordance with the transitional implementation guidance of SFAS 142, the write down was recorded retroactive to the Company’s first quarter results of operations.

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

        The following table reflects the components of amortizable intangible assets at September 30, 2004:

Balance at September 30, 2004:	Purchase Amount	Cumulative Amortization	Net Carrying Amount

Amortizable intangible assets:
Non-compete agreements	$2,630	$(2,518)	112
Customer contracts	1,164	(1,164)	0

	$3,794	$(3,682)	$112

Balance at September 30, 2003:	Purchase Amount	Cumulative Amortization	Net Carrying Amount

Amortizable intangible assets:
Non-compete agreements	$2,630	$(2,177)	453
Customer contracts	1,164	(1,114)	50
Exclusivity agreement	2,050	(2,050)	--

	$5,844	$(5,341)	$503

        At September 30, 2004, future aggregate annual amortization of amortizable intangible assets is as follows:

Fiscal Year	Amount
2005	$ 97
2006	10
2007	5

$112

        Amortization expense of amortizable intangible assets for the year ended September 30, 2004, 2003 and 2002 was $391, $1,361, and $2,277, respectively. There were no changes to the amortization methods and lives of the amortizable intangible assets.

        The changes in the carrying amount of goodwill for the fiscal years ended September 30 were as follows:

	Household Rental Segment	Prepaid Telephone Service Segment	Total
Balance at September 30, 2001	$285,490	$6,594	$292,084	(3)
Impairment	(58,935)	--	(58,935)
Other (1)	(3,359)	--	(3,359)

Balance at September 30,2002	223,196	6,594	229,790	(3)
Additions	--	--	--
Disposal (2)	(41,291)	--	(41,291)

Balance at September 30, 2003	181,905	6,594	188,499

Additions	--	350	350	(4)
Disposal	--	--	--

Balance at September 30, 2004	$181,905	$6,944	$188,849

(1)	Reversal of an income tax contingency established as a part of purchase accounting in prior years, which was determined to be no longer needed during the fourth quarter of 2002.

(2)	Disposal of 295 stores to Rent-A-Center on February 8, 2003.

(3)	Includes goodwill held for sale of $41,291.

(4)	On April 7, 2004, the Company purchased 100 shares of DPI Holdings, Inc. from the former chief operating officer.

6.     RENTAL MERCHANDISE AND PROPERTY AND EQUIPMENT:

        Cost and accumulated depreciation of rental merchandise consists of the following:

	Year Ended September 30,
	2004	2003
Cost	$305,153	$287,081
Less accumulated depreciation	130,628	114,470
Less reserve for losses	1,100	--
Less deferred credits	261	629

	$173,164	$171,982

        The Company uses a direct-ship policy from their vendors to the stores. As a result, the Company has eliminated the need for internal warehousing and distribution. This policy reduces the amount of rental merchandise not on rent. On-rent and held for rent levels of net rental merchandise consists of the following:

	Year Ended September 30,
	2004	2003
On-rent merchandise	$247,692	$223,213
Held for rent merchandise	57,461	63,868

	$305,153	$287,081

        Beginning in 2004 the Company uses the allowance method in accounting for losses (see Note 1). This change to the allowance method had the effect of increasing other operating expenses for a one-time adjustment of approximately $1,100 to set up a rental merchandise allowance reserve on the balance sheet. The Company expects rental merchandise adjustments in the future under this new method to be materially consistent with prior year’s adjustments under the direct write-off method. These losses are recorded in other operating expenses and were incurred as follows:

	Year Ended September 30,
	2004	2003	2002
Lost merchandise	$526	$964	$2,317
Stolen merchandise	10,993	11,758	15,795
Discarded merchandise	2,197	2,486	3,138
Reserve for losses	1,100	--	--

	14,817	15,208	21,250
Less losses included in discontinued operations	--	(2,384)	(8,153)

Losses included in continuing operations	$14,817	$12,824	$13,097

        Property and equipment consists of the following:

	Year Ended September 30,
	2004	2003
Transportation equipment	$39,153	$37,454
Furniture and fixtures	33,079	28,346
Leasehold improvements	29,345	29,900
Signs	4,632	4,610
Buildings	5,859	5,754
Land	1,972	1,972

	114,040	108,036
Less accumulated depreciation and amortization	(71,977)	(69,271)

	$42,063	$38,765

7.     RENTAL MERCHANDISE CREDITS DUE FROM VENDORS:

        The Company had credits due from vendors for the return of merchandise in the amount of $3,242, $4,156 and $995 as of September 30, 2004, 2003 and 2002, respectively. The credits are reduced when the Company purchases additional products from the vendors.

8.     OTHER ASSETS:

        Other assets consist of the following:

	Year Ended September 30,
	2004	2003
Receivable from insurance proceeds	$--	$11,000
Receivable from sale to Rent-A-Center	--	4,532
Other receivables	1,955	2,112
Other inventory	537	790
Deposits	832	752
Other	563	760

Total other assets	$3,887	$19,946

9.     OTHER LIABILITIES:

        Other liabilities consist of the following:

	Year Ended September 30,
	2004	2003
Accrual for settlement of class action lawsuit	$--	$25,000
Accrued salaries, wages, tax and benefits	13,049	13,165
Capital lease obligations	14,970	12,303
Accrued preferred dividend and interest	8,026	8,883
Vacant facility lease obligations	2,633	5,495
Swap liability	1,572	5,136
Accrued property taxes	4,098	4,568
Other	10,815	10,778

Total other liabilities	$55,163	$85,328

10. DEBT:

        Debt consists of the following:

	Year Ended September 30,
	2004	2003
Senior secured notes	$201,877	$201,521
Revolving credit facility	--	13,000
Note payable lawsuit settled	2,000	--
Note payable and other	57	71

	$203,934	$214,592

        The Company’s senior secured notes have the following important terms. The $205,000 principal amount of senior secured notes bear interest at 11.875% and are due June 15, 2010. The interest on the secured notes is payable semiannually on June 15 and December 15. The secured notes are guaranteed on a senior basis by all existing and future domestic restricted subsidiaries of the Company other than DPI, which is an unrestricted subsidiary. The Company may redeem the secured notes, in whole or in part, at any time prior to June 15, 2010, at a redemption price equal to the greater of:

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

        The secured notes were offered at a discount of $3,583, which is being amortized using the effective interest method, over the term of the secured notes. Amortization of the discount is recorded as interest expense and was $356 and $104 for the years ended September 30, 2004 and 2003, respectively. Costs representing underwriting fees and other professional fees of $6,704 are being amortized, using the effective interest method, over the term of the secured notes. The secured notes rank senior in right to all of the Company’s existing and future subordinated debt, have a lien position ranking second to the bank revolving credit facility and effectively junior in right of payment to all existing and future debt and other liabilities of the Company’s subsidiaries that are not subsidiary guarantors. The secured notes contain covenants that will, among other things, limit the Company’s ability to incur additional debt, make restricted payments, incur any additional liens, sell certain assets, pay dividend distributions from restricted subsidiaries, transact with affiliates, conduct certain sale and leaseback transactions and use excess cash flow.

        Under the indenture for the secured notes, if the Company (a) has any excess cash flow or amounts on deposit in the excess cash flow collateral account, (b) has a leverage ratio equal to or greater than 2.50 to 1.00 or a rent-adjusted leverage ratio equal or greater than 4.00 to 1.00, and (c) has cash and cash equivalents of more than $10,000, the Company must repay debt (if any) outstanding under the revolving credit facility in an amount equal to the remainder (if positive) of (1) the amount of such cash and cash equivalents minus (2) the sum of $10,000 plus such excess cash flow. Thereafter, if the Company (a) has any excess cash flow with respect to such fiscal year plus amounts on deposit in the excess cash flow collateral account of at least $1,000 in the aggregate and (b) the coverage ratio is equal to or greater than 2.50 to 1.00 or the rent-adjusted leverage ratio is equal to or greater than 4.00 to 1.00, then the Company either must use the excess cash flow plus such amounts on deposit to repay debt (if any) outstanding under the revolving credit facility or, subject to limitations, must use 75% of any excess cash flow plus such amounts on deposit remaining after repayment of debt outstanding under the revolving credit facility to make an offer to purchase notes at a purchase price equal to 104.25% of the aggregate principal amount thereof, plus accrued and unpaid interest to the purchase date. The Company must deposit in the excess cash flow collateral account all of the portion of the 75% of such remaining excess cash flow not used to purchase notes. The Company may use 25% of the excess cash flow remaining with respect to such fiscal year after repayment of debt outstanding under the revolving credit facility. All of the Company’s obligations to use excess cash flow as described above terminate upon the first fiscal year end of the Company at which both (a) the leverage ratio is less than 2.50 to 1.00 and (b) the rent-adjusted leverage ratio is less than 4.00 to 1.00. Under the indenture, “excess cash flow” means for any fiscal year, EBITDA for the Company and its consolidated restricted subsidiaries for such year, adjusted for certain items. “Excess cash collateral account” is an account maintained by the collateral agent in which the Company deposits all of the portion of the 75% of the excess cash flow remaining after payment of debt outstanding under the revolving credit facility. The Company is in compliance with all covenants at September 30, 2004, and expects to comply with covenants based upon its fiscal 2005 projections.

        The Company’s bank revolving credit facility has the following material terms. The facility is with Harris Trust and Savings Bank, acting as administrative agent, and Bank of Montreal as lead arranger, and provides for National City Bank to act as syndication agent and provides for senior secured revolving loans of up to $60,000 including a $15,000 sub-limit for standby and commercial letters of credit and a $5,000 swing line sub-limit. The credit facility will expire five years from closing (June 2, 2008). There is no outstanding balance on the bank credit facility with $54,820 available at September 30, 2004. Deferred financing costs of $2,062 are being amortized, over the 5-year term of the bank agreement. The credit facility is guaranteed by all of the wholly owned domestic subsidiaries and collateralized by first priority liens on substantially all of the Company’s and subsidiary guarantors’ assets, including rental contracts and the stock held in domestic subsidiaries. The Company may elect that each borrowing of revolving loans be either base rate loans or Eurodollar loans. The Eurodollar loans bear interest at a rate per annum equal to an applicable margin plus LIBOR adjusted for a reserve percentage. Under the base rate option, the Company will borrow money based on the greater of (a) the prime interest rate or (b) the federal funds rate plus 0.50%, plus, in each case, a specified margin. A 0.50% commitment fee will be payable quarterly on the unused amount of the revolving credit facility. Upon a default, interest will accrue at 2% over the applicable rate. The Company will be required to make specified mandatory prepayments upon subsequent debt or equity offerings and asset dispositions.

        Effective December 7, 2004, the Company amended its bank revolving credit facility to change the financial covenants to allow for the effect of opening new stores. The leverage ratio and minimum financial EBITDA covenants were amended as shown in the financial covenants required under the credit facility in the following section.

        The financial covenants required under the credit facility are as follows:

The leverage ratio is total funded debt less an amount on deposit in the excess cash flow escrow account to EBITDA for the four fiscal quarters then ended. As of the last day of each fiscal quarter ending during each of the periods specified below, the leverage ratio at such time should not be greater than:

Shall Not Exceed
From and Including	To and Including	Credit Agreement As of September 30, 2004	Amended Credit Agreement as of December 7, 2004
July 1, 2004	September 30, 2004	4.50 to 1.00	--
October 1, 2004	September 30, 2005	4.00 to 1.00	--
July 1, 2004	June 30, 2005	--	5.25 to 1.00
October 1, 2005	September 30, 2006	3.75 to 1.00	--
July 1, 2005	December 31, 2005	--	4.75 to 1.00
January 1, 2006	March 31, 2006	--	4.50 to 1.00
April 1, 2006	June 30, 2006	--	4.25 to 1.00
July 1, 2006	Credit Agreement	--	3.75 to 1.00
Termination Date
October 1, 2006	September 30, 2007	3.25 to 1.00	--
October 1, 2007	Credit Agreement	2.75 to 1.00	--
Termination Date

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

The Company cannot allow the book value of rental merchandise under lease to be less than 74% of the total value of rental merchandise held for rent at the end of each calendar month ending September 30, October 31 and November 30 in each fiscal year and 77% for all other calendar months in each fiscal year. The value of jewelry cannot exceed 7.5% of the total value of rental merchandise as measured at the end of each calendar month.

The Company cannot incur capital expenditures in an amount in excess of $20,000 in the aggregate during any fiscal year. The $20,000 maximum is increased for any unused preceding year permitted amount not to exceed $22,500 in a fiscal year.

Consolidated net worth shall not be less than $85,000 plus 75% of positive net income with no deduction for losses and 90% of any subsequent incremental issuance of new equity securities, other than equities issues in connection with the exercise of employee stock options and capital stock issued to the seller of an acquired business in connection with a permitted acquisition.

        The Company cannot permit EBITDA for the twelve consecutive calendar months then ended to be less than:

Minimum EBITDA
For the month ending:	Credit Agreement as of September 30, 2004:	Amended Credit Agreement as of December 7, 2004
September 2004	$55.5 million	$53.0 million
October 2004	$56.5 million	$53.0 million
November 2004	$57.0 million	$53.0 million
December 2004	$58.0 million	$53.0 million
January 2005	$58.0 million	$53.0 million
February 2005	$59.0 million	$53.0 million
March 2005	$59.0 million	$53.0 million
April 2005 through February 2006	$60.0 million	--
March 2006 through December 2006	$62.5 million	--
January 2007 and thereafter	$65.0 million	--
April 2005	--	$53.0 million
May 2005	--	$53.0 million
June 2005	--	$52.0 million
July 2005	--	$52.0 million
August 2005	--	$53.0 million
September 2005 - August 2006	--	$55.0 million
September 2006 - Each Month Thereafter	--	$60.0 million

        The Company is in compliance with all covenants at September 30, 2004, and expects to be able to comply with covenants based upon its fiscal 2005 projections.

        The Company’s note payable for lawsuit settlement was agreed to in the settlement of the class action lawsuit. The note payable consists of a $4,000 unsecured subordinated note, which bears interest at 6% annually and payable in four equal installments over two years on June 30 and December 31. The first $1,000 was paid on December 31, 2003 and the second $1,000 was paid on June 30, 2004. The remaining balance at September 30, 2004 was $2,000.

        At September 30, 2004 and 2003, the Company had outstanding standby letters of credit of $5,180 and $8,670, respectively. The letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The Company guarantees standby letters of credit for DPI, it majority owned subsidiary, in the amount of $280 and $20, at September 30, 2004 and 2003, respectively, which are included in the total outstanding letters of credit disclosed above.

11.     CONVERTIBLE PREFERRED STOCK:

        On June 2, 2003, the Company issued 1,500 shares of its Series A convertible preferred stock, for $10,000 per share (the “convertible preferred stock”) and granted a one-year option to purchase an additional 500 shares of convertible preferred stock (the “additional preferred shares”). The net proceeds from the sale of the convertible preferred stock were used to repay the Company’s prior senior credit facility (See Note 10.). The net proceeds of $14,161 from the issuance of the convertible preferred stock are net of issuance costs of $839, and are classified outside of permanent equity because of the redemption date and other redemption provisions, except the option to purchase additional convertible preferred stock which was included in permanent equity. The remaining options to purchase additional shares were exercised in 2004. The convertible preferred stock is being accreted to its maximum redemption amount possible pursuant to Topic D-98, “Classification and Measurement of Redeemable Securities,” using the effective interest method from the issuance date to the June 2, 2011, redemption date.

        The terms of the convertible preferred stock include a number of conversion and redemption provisions that represent derivative financial instruments under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) (See Note 12). Certain features of the convertible preferred stock are accounted for as embedded derivative financial instruments. The Company has determined that the option to purchase additional preferred shares was an embedded derivative financial instrument that qualified for scope exemption under the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF-0019”). As such, this derivative was initially required to be bifurcated and recorded at fair value in the equity section of the consolidated balance sheet upon issuance but does not require mark to market accounting. The carrying value of this derivative financial instrument was reduced to $0 during the quarter ended June 30, 2004 due to the exercise of the remaining options. The Company also has determined the convertible feature of the convertible preferred stock is a derivative financial instrument that does not qualify for scope exemption under EITF 00-19; and, is required to be bifurcated, recorded at fair value, and marked to market. The market value of this derivative financial instrument was $13,330 and $10,509 at September 30, 2004 and 2003, respectively, and is recorded in convertible redeemable preferred stock in the consolidated balance sheet. The fair values of the derivatives were determined with the assistance of an independent valuation firm.

        Below is a description of the material terms of the convertible preferred stock.

        Dividends.  Dividends will accrue daily at a rate of 8.0% per annum. Dividends on the preferred stock are payable on the first day of each calendar quarter in cash or in shares of Company common stock at the Company’s option; provided, however, that if the Company elects to pay dividends in shares of common stock, (i) a registration statement must be effective with respect to such shares of common stock and (ii) the payment would be at 95% of the arithmetic average of the daily volume weighted average prices of the common stock for the five trading days immediately preceding the second trading day prior to the applicable dividend payment date. The Company is required to pay dividends in cash if a triggering event occurs. Dividends not paid within five business days of the dividend payment date bear interest at 15.0% per annum until paid in full. During the period commencing upon the occurrence of a share liquidity event and ending when such event is cured, the dividend rate shall increase to 15% per annum. Preferred dividends of $1,382 and $399 were accrued and charged to accumulated deficit for the years ended September 30, 2004 and 2003, respectively.

        Conversion provisions. Subject to certain limitations, each share of preferred stock is convertible at the holder’s option. Preferred stock is convertible in the Company’s common stock by dividing the stated value of such shares by the conversion price. The conversion price is $6.00 per share for preferred stock issued at the initial closing and $6.65 per share for any additional preferred shares issued, subject to certain anti-dilution adjustments. The holders can convert the preferred stock to 3,251,880 shares of common stock with a market value of $22,275 at September 30, 2004.

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

        Mandatory redemption at maturity. If any preferred shares remain outstanding on the maturity date (June 2, 2011), the Company shall redeem in cash such shares at a redemption price equal to the stated value of such shares plus accrued but unpaid dividends. The stated value plus unpaid dividends is $20,397 and $15,303 at September 30, 2004 and 2003, respectively.

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

2)	If the acquiring entity is not a publicly traded entity, the redemption price is the product of (i) the change of control redemption percentage and (ii) the conversion amount.

        The change of control redemption percentage is:

1)	125% for the period commencing on the initial issuance date and ending on the second anniversary of the initial issuance date,

2)	120% for the period commencing on the day after the second anniversary and ending on the third anniversary of the initial issuance date,

3)	115% for the period commencing on the date after the third anniversary of the initial issuance date and ending on the maturity date.

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

        Registration rights. The Company has filed a registration statement on Form S-3 covering the shares of common stock issuable upon conversion of the preferred stock. acquired in the initial closing, which became effective on July 11, 2003. The Company has also filed a registration statement on Form S-3 covering shares of common stock issuable upon conversion of the preferred stock acquired in the subsequent closings, which became effective July 27, 2004.

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

        The Company also has determined the convertible feature of the convertible redeemable preferred stock is a derivative financial instrument that does not qualify for SFAS 133 scope exemption under EITF 00-19. It was bifurcated and recorded in the temporary equity classification on the balance sheet. The change in the fair market value of the conversion feature resulted in income of $1,776 in 2004 and expense of $1,899 in 2003, which was recorded to other income in the Company’s consolidated statements of operations.

        At September 30, 2004, the Company had interest rate swaps on a notional debt amount of $40,000 and a fair market value of ($1,572). The variable pay interest rate ranges from 6.88% to 6.97%. The maturity dates run through August 2005.

        The Company’s interest rate swaps do not meet the qualifications for hedge accounting treatment under SFAS No. 133. The Company’s positive change in the fair market value of the interest rate swap portfolio was $3,564 and $4,576 for the years ended September 30, 2004 and 2003, respectively. This was recorded to other income in the Company’s consolidated statements of operations. The fair-value of the swap agreements are based upon quoted market prices as determined by the financial institution that holds them. These values represent the estimated amount the Company would receive or pay to terminate agreements taking into consideration current interest rates and the credit worthiness of the counter parties.

13.     INSURANCE CHARGE AND RECOVERY

        In fiscal 2004, the Company recorded income of $1,773 for ultimate and incurred losses related to the Company’s revised estimates for retrospective liability insurance programs, which offset insurance costs included in other operating expense. The adjustment was comprised of income in the amount of $605, $373 and $795 for the policy years ended December 31, 2001, 2002 and 2003. In fiscal 2003, the Company recorded income of $4,618 for ultimate and incurred losses related to the Company’s revised estimates for retrospective insurance programs, which offset insurance costs included in other operating expense. The adjustment was comprised of income in the amount of $3,597 and $1,055 for the policy years ended December 31, 2002 and 2001, respectively, and, an expense of $34 for the policy year ended December 31, 2000. In fiscal 2002 the Company also recorded an expense of $4,600, which consisted of adjustments to several of the Company’s retrospective insurance programs and  a change in estimate related to applicable losses.

        The Company recorded as a reduction of other operating expense, a reimbursement of defense costs related to the derivative and class action lawsuits in the amount of $800 and $1,900 for the 2003 and 2002 fiscal years respectively. There were no such recoveries for the 2004 fiscal year.

14.     COMMITMENTS AND CONTINGENCIES:

        The Company leases substantially all of its retail stores under non-cancelable agreements generally for initial periods ranging from three to five years. The store leases generally contain renewal options for one or more periods of three to five years. Most leases require the payment of taxes, insurance, and maintenance costs by the Company. The Company leases certain transportation, satellite and computer equipment under capital leases and, to a lesser extent, operating leases, under arrangements that expire over the next 5 years. At September 30, 2004, future minimum rental payments under non-cancelable capital and operating leases are as follows:

	Capital Leases	Operating Leases
2005	$6,035	$25,897
2006	4,872	20,431
2007	3,497	15,212
2008	1,645	9,863
Thereafter	35	7,631

Total minimum payments required	16,084	79,034
Amount representing interest obligations under capital
lease	(1,114)	--

	$14,970	$79,034

        The capital lease agreements have a minimum lease term of one year and permit monthly renewal options and contain residual lease guarantees. The Company has retained the leased vehicles an average of 50 months.

        The Company’s investment in equipment under capital leases was as follows:

	Year Ended September 30,
	2004	2003
Transportation equipment	$39,015	$37,243
Satellite equipment	1,630	1,497
Computer equipment	2,103	--
Less accumulated amortization	(27,261)	(26,437)

Net equipment under capital lease	$15,487	$12,303

        Rent expense under operating leases for the years ended September 30, 2004, 2003, and 2002 was $24,821, $23,973 and $33,970, respectively.

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

        The Company is subject to legal proceedings and claims in the ordinary course of its business that have not been finally adjudicated. Certain of these cases, exclusive of the class action mentioned above, have resulted in initial claims totaling $5,559. However, all but $108 of such claims are, in the opinion of management, covered by insurance policies or indemnification agreements, or create only remote potential of any liability exposure to the Company and therefore should not have a material effect on the Company’s financial position, results of operations or cash flows. Additionally, threatened claims exist for which management is not yet able to reasonably estimate a potential loss. In management’s opinion, none of these threatened claims will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

        The Company determines health insurance liability based on funding factors determined by cost plus rates for a fully insured plan and monthly headcount. The contracted rate is determined based on experience, prior claims filed and an estimate of future claims. A retrospective adjustment for over (under) funding of claims is recorded when determinable and probable.

        Starting in 2001, the insurance liability for workers’ compensation, automobile and general liability costs are determined based on claims filed and company experience. Losses in the workers’ compensation, automobile and general liability programs are pre-funded based on the insurance company’s loss estimates. Loss estimates will be adjusted for developed incurred losses at 18 months following policy inception and every 12 months thereafter. Retrospective adjustments to loss estimates are recorded when determinable and probable.

        For fiscal years 2000 and 1998, the Company was insured under deductible programs with aggregate stop loss coverage on major claims. Claims within the insured deductible limits that were less than stop loss aggregates, were funded as claims developed using AM Best loss development factors and not exceeding policy aggregate. The fiscal 1999 worker’s compensation insurance had no aggregate retention and was funded as claims developed using AM Best loss development factors.

        The Company has approximately $707 and $466 recorded as deposits held for customers, recorded in other liabilities at September 30, 2004 and 2003, respectively.

Also, see Note 16 for related party commitments.

15.     INCOME TAXES:

        The Company’s income tax expense (benefit) consists of the following components:

	For The Year Ended September 30,
	2004	2003	2002
Current expense (benefit):
Federal	$--	$--	$--
State and local	--	--	--

Deferred expense (benefit):
Federal	4,592	3,417	13,941
State and local	988	623	2,542

	5,580	4,040	16,483

Income tax expense	$5,580	$4,040	$16,483

        A reconciliation of the income tax expense (benefit) compared with the amount at the U.S. statutory tax rate of 35% is shown below:

	For The Year Ended September 30,
	2004	2003	2002
Tax provision at U.S. statutory rate	$5,190	$(3,311)	$(5,283)
State and local income taxes, net of federal benefit	675	(430)	(1,653)
Deferred tax valuation allowance	156	7,580	23,382
Other	(440)	201	37

Income tax expense	$5,580	$4,040	$16,483

        At September 30, 2004 and 2003, the components of the net deferred tax asset (liability) are as follows:

	Year Ended September 30,
	2004	2003
Rental merchandise	$(20,578)	$(33,341)
Property and equipment	3,140	5,557
Operating loss carryforwards	81,953	80,778
Intangibles	4,235	4,620
Goodwill	(10,495)	(4,915)
Accrued expenses	2,890	12,723
Other	530	480
Tax credits	412	352
Swap agreements	659	1,926
Deferred tax valuation allowance	(73,242)	(73,095)

Net deferred tax asset (liability)	$(10,496)	$(4,915)

        As of September 30, 2004, the Company has net operating loss carryforwards of $210,675 for income tax purposes, the majority of which expire in fiscal years 2018 through 2024. Additionally, as of September 30, 2004, the Company has alternative minimum tax credits of $147 and general business credits of $265.

        At September 30, 2003, the valuation allowance was $73,095. The valuation allowance increased $147, of which $10 is the tax benefit of the transitional swap amount recorded to equity in 2004. A portion of this increase was a result of a modification to the operating loss carryforwards based on actual filed tax returns.  Approximately $3,601 of the operating loss carryforwards will result in a credit to shareholders’ equity when it is determined they can be utilized.

        In October 2004, the American Job Creation Act of 2004 was passed. Management is in the process of evaluating its impact on the Company.

16.     RELATED PARTY TRANSACTIONS:

        On April 7, 2004, the Company purchased 100 shares of DPI Holdings, Inc. from the former Chief Operating Officer of DPI for $350. DPI Holdings, Inc. owns 16.5% interest in DPI, and the Company owns 83.5% interest in DPI after the acquisition of shares.

        During fiscal years ended September 30, 2004, 2003, and 2002, the Company leased one location from a company controlled by a principal shareholder. Rent paid during these years related to this lease was $49.

        At September 30, 2002 the Company held notes receivable from directors, which were due within one year and unpaid interest thereon of $282. The notes were repaid during 2003. Interest income was $3 and $41for the years ended September 30, 2003 and 2002, respectively. The notes are reflected as a reduction to shareholders’ equity in the Company’s consolidated balance sheet.

        The Company has entered into an engagement agreement with a director of the Company that provides for the payment of $100 per year for 10 years commencing October 1, 1999.

17.     STOCK OPTIONS:

        In March 2004, the Board of Directors of the Company adopted, and the shareholders approved, the Rent-Way, Inc. 2004 Stock Option Plan (the “2004 Plan”) which authorizes the issuance of up to 1,700,000 shares of common stock pursuant to stock options granted to officers, directors, key employees of the Company. The option exercise price will not be less than the fair market value of the Company’s common stock on the grant date. The 2004 Plan will expire in March 2014 unless terminated earlier by the Board of Directors. The authorized number of shares, the exercise price of outstanding options, and the number of shares under option are subject to appropriate adjustment for stock dividends, stock splits, reverse stock splits, recapitalizations, and similar transactions. The 2004 Plan is administered by the Compensation Committee of the Board of Directors who select the optionees and determine the terms and provisions of each option grant within the parameters set forth in the 2004 Plan.

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

        In June 1992, the Board of Directors of the Company adopted, and the shareholders have approved, the Rent-Way, Inc. Stock Option Plan of 1992 (the "1992 Plan”) which authorizes the issuance of up to 600,000 shares of common stock pursuant to stock options granted to officers, directors and key employees of the Company. The option exercise price will be at least equal to the fair market value of the Company’s common stock on the grant date. No options may be granted under this Plan any time following 10 years from the date of the Plan’s adoption, June 17, 2002. No option may be exercised more than 10 years from its date of grant. The authorized number of shares, the exercise price of outstanding options and the number of shares under option are subject to appropriate adjustment for stock dividends, stock splits, reverse stock splits, recapitalizations and similar transactions. The 1992 Plan is administered by the Compensation Committee of the Board of Directors who select the optionees and determine the terms and provisions of each option grant within the parameters set forth in the 1992 Plan.

        Pursuant to the terms of the merger agreement between Rent-Way and Home Choice in fiscal 1999, each Home Choice stock option which was outstanding and unexercised at the date of the merger was converted into an option to purchase Rent-Way’s common stock. Home Choice options were converted into Rent-Way options from various plans on November 12, 1999. The number of shares subject to the Home Choice options was equal to the product of the number of shares of Home Choice common stock subject to Home Choice options and 0.588, the exchange ratio.

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

        The following is a summary of activity of the Company’s stock options during the years ended September 30, 2004, 2003 and 2002:

STOCK OPTIONS	SHARES	WEIGHTED AVERAGE PRICE PER SHARE
September 30, 2001	4,167,608	$19.07

Granted	1,741,035	$10.13
Exercised	(61,800)	$9.40
Cancelled	(2,189,612)	$20.92

September 30, 2002	3,657,231	$13.98

Granted	1,086,000	$4.60
Exercised	(3,500)	$5.02
Cancelled	(906,699)	$18.95

September 30, 2003	3,833,032	$10.40

Granted	120,000	$7.32
Exercised	(221,640)	$4.60
Cancelled	(743,484)	$17.79

September 30, 2004	2,987,908	$8.87

        At September 30, 2004, stock options representing 1,823,991 shares are exercisable at prices ranging from $4.06 to $31.63 per share and grant dates ranging from July 15, 1995, to June 1, 2004. The weighted-average fair value of options granted was $5.84 in 2004, $3.71 in 2003 and $7.71 in 2002.

        At September 30, 2004, the Company has individual option award agreements outside of these plans with two employees covering an aggregate of 40,000 options to acquire shares of common stock. These options were granted on June 13, 2002. They are outstanding and exercisable at $11.67 per share.

        For various price ranges, outstanding stock options at September 30, 2004 were as follows:

Range of Exercise Price		Shares of Outstanding Options	Shares of Exercisable Options
$ 3.51 -	$ 5.27	142,700	142,533
$ 5.28 -	$ 7.92	1,579,000	435,250
$ 7.93 -	$11.90	981,648	961,648
$ 11.91 -	$ 17.87	129,000	129,000
$17.88 -	$ 26.82	109,146	109,146
$26.83 -	$33.63	46,414	46,414

		2,987,908	1,823,991

18.     SHAREHOLDERS’ EQUITY:

        On April 18, 2002, the Company sold 1.0 million restricted common shares and warrants to acquire 100,000 common shares to Calm Waters Partnership and two other investors for $6,000. The warrants had an exercise price of $9.35 per share, subject to adjustment. The Company re-measured the value of the warrants because the agreement with Calm Waters Partnership contained a clause that the warrants granted to Calm Waters Partnership would be re-measured to any subsequent option grants in which the grant price was below the original $9.35 exercise price of the warrants granted to Calm Waters Partnership. The change in value was reclassified to common stock from warrants. The Company also agreed to issue warrants to purchase additional shares of common stock to the investors if the Company failed to achieve aggregate EBITDA of $80,000 or more for the 12-month period commencing on April 1, 2002. The warrant exercise price per share was based upon the EBITDA for such period. The Company did not meet this EBITDA target and issued 332,999 additional warrants at an exercise price per share of $1.50 in April 2003, which were subsequently exercised for cash of $500 in June 2003.

19.     EMPLOYEE BENEFIT PLANS:

        Effective January 1, 1994, Rent-Way established the Rent-Way, Inc. 401(k) Retirement Savings Plan (the “RentWay Plan”). Participation in the Plan is available to all Company employees who meet the necessary service criteria as defined in the Plan agreement. Company contributions to the Plan are based on a percentage of the employees’ contributions, as determined by the Board of Directors. The Company’s contribution expense was $901, $1,364 and $1,159 for the years ended September 30, 2004, 2003 and 2002, respectively.

        As a result of the significant price drop in Rent-Way stock following disclosure of the accounting investigation, the Company made additional cash contributions of $7, $478 and, $255 to the Rent-Way Plan in order to restore a portion of the loss in value of Rent-Way stock held in participant accounts under the plan for the years ended September 30, 2004, 2003 and 2002, respectively.  The Company has also amended the plan to prohibit a participant’s investment in Rent-Way common stock.

20.     EARNINGS (LOSS) PER SHARE:

        Basic earnings (loss) per common share is computed using income (losses) allocable to common shareholders divided by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed using income (losses) allocable to common shareholders and the weighted average number of shares outstanding adjusted for the potential impact of options, warrants, conversion of convertible redeemable preferred stock, convertible preferred stock conversion derivative dividends on convertible preferred stock and accretion on convertible preferred stock discount where the effects are dilutive. Because operating results were at a loss for the years ended September 30, 2003 and 2002, basic and diluted loss per common share were the same.

        The following table discloses the reconciliation of numerators and denominators of the basic and diluted loss per share computation:

	For The Year Ended September 30,
	2004	2003	2002
COMPUTATION OF EARNINGS (LOSS) PER SHARE:
BASIC
Income (loss) before cumulative effect of change in accounting
principle and discontinued operations	$11,501	$(13,597)	$(34,833)
Cumulative effect of change in accounting principle	--	--	(41,527)
Loss from discontinued operations	(2,253)	(15,780)	(112)

Net income (loss)	9,248	(29,377)	(76,472)
Dividend and accretion of preferred stock	(1,805)	(513)	--

Net income (loss) allocable to common shareholders	$7,443	$(29,890)	$(76,472)

Weighted average common shares outstanding	26,177	25,780	25,021

Earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting
principle and discontinued operations	$0.44	$(0.53)	$(1.39)
Cumulative effect of change in accounting principle	--	--	(1.66)
Loss from discontinued operations	(0.09)	(0.61)	(0.01)
Dividend and accretion of preferred stock	(0.07)	(0.02)	--

Net income (loss) allocable to common shareholders	$0.28	$(1.16)	$(3.06)

DILUTED
Net income (loss) allocable to common shareholders for basic earnings
(loss) per share	$7,443	$(29,890)	$(76,472)
Plus: income impact of assumed conversion:
Conversion derivative market value adjustment (1)	(1,766)	--	--
Dividends on 8% convertible preferred stock (1)	1,382	--	--
Accretion to preferred stock redemption amount (1)	423	--	--

Net income (loss) allocable to common shareholders for diluted
earnings (loss) per share and assumed conversion	$7,480	$(29,890)	$(76,472)

Weighted average common shares used in calculating basic earnings
(loss) per share	26,177	25,780	25,021
Add incremental shares representing:
Shares issuable upon exercise of stock options, warrants and escrowed
shares (2)	509	--	--
Contingent shares issuable upon the exercise of warrants to purchase
8% convertible preferred stock (3)	--	--	--
Shares issuable upon conversion of 8% convertible preferred stock (1)	3,252	--	--

Weighted average number of shares used in calculation of diluted
earnings (loss) per share	29,938	25,780	25,021

Earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting
principle and discontinued operations	$0.33	$(0.53)	$(1.39)
Cumulative effect of change in accounting principle	--	--	(1.66)
Loss from discontinued operations	(0.08)	(0.61)	(0.01)
Dividend and accretion of preferred stock	--	(0.02)	--

Net income (loss) allocable to common shareholders	$0.25	$(1.16)	$(3.06)

(1)

Including the effects of these items for the year ended September 30, 2003 would be anti-dilutive. Therefore, 2,500 shares issuable upon conversion of 8% convertible preferred stock are excluded from consideration in the calculation of diluted earnings (loss) per share for the year ended September 30, 2003. There were conversion derivative market value adjustments of $1,899, dividends on convertible preferred stock of $399 and accretion to preferred stock redemption in the amount of $114 which were not added back to net income (loss) allocable to common shareholders for basic earnings (loss) per share on the diluted earnings (loss) per share because including the effects of these items would be anti-dilutive.

(2)

Including the effects of these items for the years ended September 30, 2003 and 2002, would be anti-dilutive. For the years ended September 30, 2003 and 2002, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share in which their exercise price was greater than the average market price of common stock was 2,817 and 7,843, respectively. The number of stock options that were outstanding but not included in the computation of diluted earnings per common share in which their exercise price was less than the average market price of common stock was three for the year ended September 30, 2003.

(3)

Including the effects of these items for the year ended September 30, 2003 would be anti-dilutive. Therefore, 752 contingent shares issuable upon exercise of option to purchase 8% convertible preferred stock are excluded from consideration in the calculation of diluted earnings (loss) per share for the year ended September 30, 2003.

There were 4,186 contingent warrants not included in the computation of diluted earnings (loss) per common share because they were anti-dilutive for the year ended September 30, 2002.

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

	Household Rental Segment	Prepaid Telephone Service Segment	Total Segments

For the year ended September 30, 2004
Total revenues	$478,810	$24,967	$503,777
Operating income (loss)	42,408	(1,217)	41,192
Net income (loss)	10,460	(1,212)	9,248
Total Assets	427,814	2,841	430,655
For the year ended September 30, 2003
Total revenues	$455,991	$35,319	$491,310
Operating income	35,297	1,196	36,493
Net income (loss)	(30,571)	1,194	(29,377)
Total Assets	453,994	3,865	457,859
For the year ended September 30, 2002
Total revenues	$455,630	$37,740	$493,370
Operating income	21,265	2,104	23,369
Net income (loss)	(78,818)	2,346	(76,472)
Total Assets	506,221	4,573	510,794

22.     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

Fiscal Year 2004:

	For the Quarter Ended
	September 30, 2004(1)	June 30, 2004	March 31, 2004	December 31, 2003
Total revenues	$120,988	$124,135	$135,045	$123,609
Operating income	5,645	11,787	15,241	8,519
Income (loss) before cumulative effect of change in
accounting principle and discontinued operations	4,507	4,376	7,163	(4,545)
Net income (loss)	3,975	4,364	6,726	(5,817)
Dividend and accretion of preferred stock	(520)	(487)	(403)	(395)
Income (loss) allocable to common shareholders	3,455	3,877	6,323	(6,212)
Basic:
Income (loss) before cumulative effect of change in
accounting principle and discontinued operations	$0.17	$0.17	$0.27	$(0.17)
Net income (loss)	$0.15	$0.17	$0.26	$(0.22)
Net income (loss) available to common shareholders	$0.13	$0.15	$0.24	$(0.24)
Diluted:
Income (loss) before cumulative effect of change in
accounting principle and discontinued operations	$(0.09)	$0.14	$0.24	$(0.17)
Net income (loss)	$(0.11)	$0.14	$0.22	$(0.22)
Net income (loss) allocable to common shareholders	$(0.11)	$0.14	$0.22	$(0.24)
Weighted average shares outstanding
Basic	26,242	26,216	26,172	26,078
Diluted	29,884	30,125	30,026	26,078

(1)     There was a change in fair market value of the preferred stock conversion feature derivative of $7,235 income that when reversed for the assumed conversion results in a dilutive loss per share for the quarter ended September 30, 2004.

         Fiscal Year 2003:

	For the Quarter Ended
	September 30, 2003	June 30, 2003	March 31, 2003	December 31, 2002
Total revenues	$118,858	$122,375	$130,239	$119,838
Operating income	9,282	15,195	7,522	4,494
Income (loss) before cumulative effect of change in
accounting principle and discontinued operations	(386)	5,884	(14,561)	(4,534)
Net income (loss)	(581)	4,483	(27,918)	(5,361)
Dividend and accretion of preferred stock	(389)	(124)	--	--
Income (loss) allocable to common shareholders	(970)	4,359	(27,918)	(5,361)
Basic:
Income (loss) before cumulative effect of change in
accounting principle and discontinued operations	$(0.01)	$0.22	$(0.57)	$(0.18)
Net income (loss)	$(0.02)	$0.17	$(1.09)	$(0.21)
Net income (loss) available to common shareholders	$(0.04)	$0.17	$(1.09)	$(0.21)
Diluted:
Income (loss) before cumulative effect of change in
accounting principle and discontinued operations	$(0.01)	$0.22	$(0.57)	$(0.18)
Net income (loss)	$(0.02)	$0.17	$(1.09)	$(0.21)
Net income (loss) allocable to common shareholders	$(0.04)	$0.17	$(1.09)	$(0.21)
Weighted average shares outstanding
Basic	25,780	25,726	25,686	25,686
Diluted	25,780	25,726	25,686	25,686

23.     GUARANTOR AND NON-GUARANTOR SUBSIDIARIES:

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

The following schedules set forth the condensed consolidating balance sheets as of September 30, 2004 and 2003 and condensed consolidating statements of operations for the years ended September 30, 2004, 2003 and 2002, and condensed consolidating statements of cash flows for the years ended September 30, 2004, 2003 and 2002. In the following schedules, “Parent” refers to Rent-Way, Inc., “Guarantor Subsidiaries” refers to Rent-Way’s wholly owned subsidiaries, and “Non-Guarantor Subsidiaries” refers to DPI, the Company’s 83.5% owned subsidiary. “Eliminations” represent the adjustments necessary to eliminate inter-company investment in subsidiaries.

RENT-WAY, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2004
(all dollars in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Rent-Way Consolidated
ASSETS
Cash and cash equivalents	$2,603	$634	$175	$--	$3,412
Prepaid expenses	6,918	1,180	398	--	8,496
Income tax receivable	10	--	--	--	10
Rental merchandise, net	138,275	34,889	--	--	173,164
Rental merchandise credits due from vendors	2,592	650	--	--	3,242
Property and equipment, net	34,864	6,163	1,036	--	42,063
Goodwill	124,807	57,448	6,594	--	188,849
Deferred financing costs, net	7,420	--	--	--	7,420
Intangible assets, net	112	--	--	--	112
Other assets	2,331	325	1,231	--	3,887
Investment in subsidiaries	66,187	--	--	(66,187)	--

Total assets	$386,119	$101,289	$9,434	$(66,187)	$430,655

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable	$20,298	$4,325	$1,564	$--	$26,187
Other liabilities	43,871	9,162	2,130	--	55,163
Inter-company	(27,350)	25,278	2,072	--	--
Deferred tax liability	10,496	--	--	--	10,496
Debt	203,929	--	5	--	203,934

Total liabilities	251,244	38,765	5,771	--	295,780
Convertible redeemable preferred stock	19,790	--	--	--	19,790
SHAREHOLDERS' EQUITY:
Common stock	304,395	75,248	1,600	(76,848)	304,395
Accumulated other comprehensive income	(93)	--	--	--	(93)
Retained earnings (accumulated deficit)	(189,217)	(12,724)	2,063	10,661	(189,217)

Total shareholders' equity	115,085	62,524	3,663	(66,187)	115,085

Total liabilities and shareholders' equity	$386,119	$101,289	$9,434	$(66,187)	$430,655

RENT-WAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED SEPTEMBER 30, 2004
(all dollars in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Rent-Way Consolidated
REVENUES:
Rental revenues	$333,363	$83,200	$--	$--	416,563
Prepaid phone service	--	--	24,967	--	24,967
Other revenues	50,897	11,350	--	--	62,247

Total revenues	384,260	94,550	24,967	--	503,777
COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
Rental merchandise	106,011	26,767	--	--	132,778
Property and equipment	11,787	2,900	580	--	15,267
Amortization of intangibles	294	97	--	--	391
Cost of prepaid phone service	--	--	16,398	--	16,398
Salaries and wages	106,205	24,043	3,796	--	134,044
Advertising, net	14,632	4,281	1,223	--	20,136
Occupancy	26,752	7,266	357	--	34,375
Restructuring costs	36	12	--	--	48
Other operating expenses	85,495	19,823	3,830	--	109,148

Total costs and operating expenses	351,212	85,189	26,184	--	462,585

Operating income	33,048	9,361	(1,217)	--	41,192
OTHER INCOME (EXPENSE):
Interest expense	(31,851)	1,528	1	--	(30,322)
Interest income	793	--	4	--	797
Amortization and write-off of deferred financing costs	(1,025)	--	--	--	(1,025)
Equity in losses of subsidiaries	9,185	--	--	(9,185)	--
Other income, net	6,244	195	--	--	6,439

Income (loss) before income taxes and discontinued operations	16,394	11,084	(1,212)	(9,185)	17,081
Income tax expense	5,580	--	--	--	5,580

Income (loss) before discontinued operations	10,814	11,084	(1,212)	(9,185)	11,501
Loss from discontinued operations	(1,566)	(687)	--	--	(2,253)

Net income (loss)	$9,248	$10,397	$(1,212)	$(9,185)	$9,248

RENT-WAY, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED SEPTEMBER 30, 2004
(all dollars in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Rent-Way Consolidated
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$24,308	$2,786	$(408)	$--	$26,686
INVESTING ACTIVITIES:
Investments in subsidiaries and other businesses,
net of cash acquired	(275)	--	--	--	(275)
Purchases of property and equipment	(7,872)	(1,396)	(40)	--	(9,308)

Net cash used in investing activities	(8,147)	(1,396)	(40)	--	(9,583)
FINANCING ACTIVITIES:
Proceeds from borrowings	95,995	--	5	--	96,000
Payments on borrowings	(109,014)	--	--	--	(109,014)
Payments on capital leases	(6,432)	(1,638)	--	--	(8,070)
Payments on note for settlement of class action	(2,000)	--	--	--	(2,000)
Cash overdraft	1,391	--	--	--	1,391
Proceeds from convertible preferred stock	5,000	--	--	--	5,000
Deferred financing costs	(35)	--	--	--	(35)
Issuance of Common Stock	1,019	--	--	--	1,019
Dividends paid	(1,285)	--	--	--	(1,285)

Net cash provided by (used in) financing activities	(15,361)	(1,638)	5	--	(16,994)

Increase (decrease) in cash and cash equivalents	800	(248)	(443)	--	109
Cash and cash equivalents at beginning of year	1,803	882	618	--	3,303

Cash and cash equivalents at end of year	$2,603	$634	$175	$--	$3,412

RENT-WAY, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2003
(all dollars in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Rent-Way Consolidated
ASSETS
Cash and cash equivalents	$1,803	$882	$618	$--	$3,303
Restricted cash	10,000	--	--	--	10,000
Prepaid expenses	6,476	1,190	478	--	8,144
Income tax receivable	3,461	784	--	--	4,245
Rental merchandise, net	136,797	35,185	--	--	171,982
Rental merchandise credits due from vendors	3,507	649	--	--	4,156
Property and equipment, net	31,053	6,419	1,293	--	38,765
Goodwill	124,457	57,448	6,594	--	188,499
Deferred financing costs, net	8,316	--	--	--	8,316
Intangible assets, net	503	--	--	--	503
Other assets	17,970	501	1,475	--	19,946
Investment in subsidiaries	57,001	--	--	(57,001)	--

Total assets	$401,344	$103,058	$10,458	$(57,001)	$457,859

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:

Accounts payable	$23,992	$4,965	$1,287	$--	$30,244
Other liabilities	69,507	12,820	3,001	--	85,328
Inter-company	(33,262)	31,966	1,296	--	--
Deferred tax liability	3,735	1,180	--	--	4,915
Debt	214,592	--	--	--	214,592

Total liabilities	278,564	50,931	5,584	--	335,079
Convertible redeemable preferred stock	15,991	--	--	--	15,991
SHAREHOLDERS' EQUITY:
Common stock	303,220	75,248	1,600	(76,848)	303,220
Common stock warrants	156	--	--	--	156
Option to purchase convertible preferred stock	142	--	--	--	142
Accumulated other comprehensive income	(69)	--	--	--	(69)
Retained earnings (accumulated deficit)	(196,660)	(23,121)	3,274	19,847	(196,660)

Total shareholders' equity	106,789	52,127	4,874	(57,001)	106,789

Total liabilities and shareholders' equity	$401,344	$103,058	$10,458	$(57,001)	$457,859

RENT-WAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED SEPTEMBER 30, 2003
(all dollars in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Rent-Way Consolidated
REVENUES:
Rental revenues	$301,942	$95,478	$--	$--	$397,420
Prepaid phone service	--	--	35,319	--	35,319
Other revenues	45,546	13,025	--	--	58,571

Total revenues	347,488	108,503	35,319	--	491,310
COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
Rental merchandise	92,261	30,026	--	--	122,287
Property and equipment	16,827	2,339	551	--	19,717
Amortization of intangibles	1,121	240	--	--	1,361
Cost of prepaid phone service	--	--	21,871	--	21,871
Salaries and wages	96,744	29,428	4,528	--	130,700
Advertising, net	15,161	4,777	2,312	--	22,250
Occupancy	23,253	9,192	402	--	32,847
Restructuring costs	2,906	140	--	--	3,046
Other operating expenses	68,888	27,391	4,459	--	100,738

Total costs and operating expenses	317,161	103,533	34,123	--	454,817

Operating income	30,327	4,970	1,196	--	36,493
OTHER INCOME (EXPENSE):
Interest expense	(32,856)	--	(254)	--	(33,110)
Interest income	86	--	7	--	93
Class action settlement	(14,000)	--	--	--	(14,000)
Amortization and write-off of deferred financing
costs	(3,061)	--	--	--	(3,061)
Equity in losses of subsidiaries	(872)	--	--	872	--
Other income, net	3,931	97	--	--	4,028

Income (loss) before income taxes and discontinued operations	(16,445)	5,067	949	872	(9,557)
Income tax expense	3,186	854	--	--	4,040

Income (loss) before discontinued operations	(19,631)	4,213	949	872	(13,597)
Loss from discontinued operations	9,746	6,034	--	--	15,780

Net income (loss)	$(29,377)	$(1,821)	$949	$872	$(29,377)

RENT-WAY, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED SEPTEMBER 30, 2003
(all dollars in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Rent-Way Consolidated
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(13,016)	(16,432)	$606	$--	$(28,842)
INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	(259)	--	--	--	(259)
Purchases of property and equipment	(6,278)	(1,569)	(265)	--	(8,112)
Proceeds from sale of stores and other assets	77,341	18,248	--	--	95,589

Net cash used in investing activities	70,804	16,679	(265)	--	87,218
FINANCING ACTIVITIES:
Proceeds from borrowings	667,423	--	--	--	667,423
Payments on borrowings	(730,143)	--	--	--	(730,143)
Payments on capital leases	(6,601)	(1,681)	--	--	(8,282)
Cash overdraft	2,397	--	--	--	2,397
Proceeds from convertible preferred stock	14,119	--	--	--	14,119
Deferred financing costs	(8,579)	--	--	--	(8,579)
Issuance of Common Stock	514	--	--	--	514
Dividends paid	(99)	--	--	--	(99)
Payment of loans by directors/shareholders	285	--	--	--	285
Interest on shareholder loans	(3)	--	--	--	(3)

Net cash provided by (used in) financing activities	(60,687)	(1,681)	--	--	(62,368)

Increase (decrease) in cash and cash equivalents	(2,899)	(1,434)	341	--	(3,992)
Cash and cash equivalents at beginning of year	4,702	2,316	277	--	7,295

Cash and cash equivalents at end of year	$1,803	$882	$618	$--	$3,303

RENT-WAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED SEPTEMBER 30, 2002
(all dollars in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Rent-Way Consolidated
REVENUES:
Rental revenues	$312,913	$81,123	$--	$--	$394,036
Prepaid phone service	--	--	37,740	--	37,740
Other revenues	49,881	11,713	--	--	61,594

Total revenues	362,794	92,836	37,740	--	493,370
COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
Rental merchandise	105,724	27,692	--	--	133,416
Property and equipment	21,730	2,423	483	--	24,636
Amortization of intangibles	1,953	324	--	--	2,277
Cost of prepaid phone service	--	--	23,697	--	23,697
Salaries and wages	93,980	22,200	5,019	--	121,199
Advertising, net	18,882	5,965	2,237	--	27,084
Occupancy	25,743	5,566	406	--	31,715
Other operating expenses	80,468	21,721	3,788	--	105,977

Total costs and operating expenses	348,480	85,891	35,630	--	470,001

Operating income	14,314	6,945	2,110	--	23,369
OTHER INCOME (EXPENSE):
Interest expense	(39,317)	--	82	--	(39,235)
Interest income	336	--	21	--	357
Amortization and write-off of deferred financing	l
costs	(5,205)	--	--	--	(5,205)
Equity in losses of subsidiaries	8,036	--	--	(8,036)	--
Other income, net	2,113	251	--	--	2,364

Income (loss) before income taxes and discontinued operations	(19,723)	7,196	2,213	(8,036)	(18,350)
Income tax expense	12,077	4,406	--	--	16,483

Income (loss) before discontinued operations	(31,800)	2,790	2,213	(8,036)	(34,833)
Cumulative effect of change in accounting principle	(41,527)	--	--	--	(41,527)
Loss from discontinued operations	(3,145)	3,033	--	--	(112)

Net income (loss)	$(76,472)	$5,823	$2,213	$(8,036)	$(76,472)

RENT-WAY, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED SEPTEMBER 30, 2002
(all dollars in thousands)

	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Rent-Way Consolidated
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$43,487	$5,262	$(47)	$--	$48,702
INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	(885)	(210)	--	--	(1,095)
Purchases of property and equipment	(8,592)	(2,474)	(333)	--	(11,399)
Proceeds from sale of stores and other assets	1,583	569	--	--	2,152

Net cash used in investing activities	(7,894)	(2,115)	(333)	--	(10,342)
FINANCING ACTIVITIES:
Proceeds from borrowings	664,000	--	--	--	664,000
Payments on borrowings	(693,338)	--	(15)	--	(693,353)
Payments on capital leases	(8,283)	(3,750)	--	--	(12,033)
Cash overdraft	(5,148)	--	--	--	(5,148)
Proceeds from convertible preferred stock	(2,940)	--	--	--	(2,940)
Deferred financing costs	7,252	--	--	--	7,252
Issuance of Common Stock	(41)	--	--	--	(41)
Payment of loans by directors/shareholders	683	--	--	--	683

Net cash provided by (used in) financing activities	(37,815)	(3,750)	(15)	--	(41,580)

Increase (decrease) in cash and cash equivalents	(2,222)	(603)	(395)	--	(3,220)
Cash and cash equivalents at beginning of year	6,924	2,919	672	--	10,515

Cash and cash equivalents at end of year	$4,702	$2,316	$277	$--	$7,295

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

ITEM 9A. CONTROLS AND PROCEDURES

A.

Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2004, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that this information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

B.

Changes in Internal Control over Financial Reporting. There has not been any change in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

        Effective December 7, 2004, Rent-Way, Inc. and its subsidiaries entered into the Second Amendment to Credit Agreement with the Lenders party thereto, Harris Trust and Savings Bank, as administrative agent, Bank of Montreal as lead arranger and National City Bank as syndication agent. This second amendment is attached hereto as Exhibit 10.21 and is incorporated herein by reference. This amendment amends the Credit Agreement dated June 2, 2003, to increase advances and loans to DPI to $6,500 and modifies the Company’s leverage ratio and monthly minimum EBITDA financial covenants.

RENT-WAY, INC.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        Information in response to this Part III is incorporated herein by reference to the Company’s definitive proxy statement for the 2004 Annual Meeting of Shareholders. The Company intends to file the definitive Proxy Statement not later than 120 days after September 30, 2004.

ITEM 11. EXECUTIVE COMPENSATION

        Information in response to this Part III is incorporated herein by reference to the Company’s definitive proxy statement for the 2004 Annual Meeting of Shareholders. The Company intends to file the definitive Proxy Statement not later than 120 days after September 30, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information in response to this Part III is incorporated herein by reference to the Company’s definitive proxy statement for the 2004 Annual Meeting of Shareholders. The Company intends to file the definitive Proxy Statement not later than 120 days after September 30, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information in response to this Part III is incorporated herein by reference to the Company’s definitive proxy statement for the 2004 Annual Meeting of Shareholders. The Company intends to file the definitive Proxy Statement not later 120 days after September 30, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        Information in response to this Part III is incorporated herein by reference to the Company’s definitive proxy statement for the 2004 Annual Meeting of Shareholders. The Company intends to file the definitive Proxy Statement not later 120 days after September 30, 2004.

RENT-WAY, INC.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

RENT-WAY, INC.

By: /s/ William E. Morgenstern
------------------------------------------
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

     Date: December 10, 2004

By: /s/ William A. McDonnell
------------------------------------------
Vice President and Chief Financial Officer
(Principal Financial Officer)

     Date: December 10, 2004

By: /s/ John A. Lombardi
------------------------------------------
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)

     Date: December 10, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Gerald A. Ryan	Director	December 10, 2004

Gerald A. Ryan

/s/ William E. Morgenstern	Director	December 10, 2004

William E. Morgenstern

/s/ John W. Higbee	Director	December 10, 2004

John W. Higbee

/s/ Robert B. Fagenson	Director	December 10, 2004

Robert B. Fagenson

/s/ Marc W. Joseffer	Director	December 10, 2004

Marc W. Joseffer

/s/ William Lerner	Director	December 10, 2004

William Lerner

/s/ Jacqueline E. Woods	Director	December 10, 2004

Jacqueline E. Woods

EXHIBIT INDEX

EXHIBIT	NO. DESCRIPTION

2.1	Agreement and Plan of Merger dated September 1, 1998 between the Company and Home Choice Holdings, Inc. (incorporated by reference to exhibit 2.1 to the Company's Registration Statement on Form S-4 (No. 333-66955) filed on November 6, 1998).

2.2	Asset Purchase Agreement between the Company, Rent-Way of Michigan, Inc., and Rent-Way of TTIG, L.P., and Rent-A-Center, Inc., dated December 17, 2002 (incorporated by reference to Exhibit 2.11 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002 filed on December 30, 2002).

2.3	Amendment No. 1 to the Asset Purchase Agreement between the Company, Rent-Way of Michigan, Inc., and Rent-Way of TTIG, L.P., and Rent-A-Center, Inc., dated December 21, 2002 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 21, 2003 filed on February 14, 2003).

2.4	Amendment No. 2 to the Asset Purchase Agreement between the Company, Rent-Way of Michigan, Inc., and Rent-Way of TTIG, L.P., and Rent-A-Center, Inc., dated January 7, 2003 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 21, 2003 filed on February 14, 2003).

2.5	Amendment No. 3 to the Asset Purchase Agreement between the Company, Rent-Way of Michigan, Inc., and Rent-Way of TTIG, L.P., and Rent-A-Center, Inc., dated February 7, 2003 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 21, 2003 filed on February 14, 2003)

2.6	Amendment No. 4 to the Asset Purchase Agreement between the Company, Rent-Way of Michigan, Inc., and Rent-Way of TTIG, L.P., and Rent-A-Center, Inc., dated February 10, 2003 (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 21, 2003 filed on February 14, 2003)

3.1	Articles of Incorporation of the Company, as amended (incorporated by reference to exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended September 30, 1997 filed on November 6, 1997).

3.2	Statement with Respect to Shares of Series A Convertible Preferred Stock of the Company dated May 30, 2003 (incorporated by reference to exhibit 3.1 to Amendment No. 5 to the Company's registration statement on Form S-3, No. 333-102525 filed on June 25, 2003).

3.3	By-Laws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 20, 2002 filed on July 2, 2001).

4.1	Indenture dated June 2, 2003 among the Company, the subsidiary guarantors (as defined therein) and Manufacturers and Traders Trust Company, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed June 3, 2003).

4.2	Form of 11 7/8% Senior Secured Note (incorporated by reference to Exhibit A to the Indenture dated June 2, 2003 among the Company, the subsidiary guarantors (as defined therein) and Manufacturers and Traders Trust Company, as trustee, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K on June 3, 2003).

10.1	Company's 1995 Stock Option Plan (incorporated by reference to an exhibit to the Company's Registration Statement on Form SB-2 (No. 333-116) filed on January 5, 1996).

10.2	Form of Non-Plan Stock Option Agreement (incorporated by reference to an exhibit to the Company's Registration Statement on Form S-18 (No. 33-55562-NY) filed on December 8, 1992).

10.3	Company's 1999 Stock Option Plan (incorporated by reference to the Company's Proxy Statement on Schedule 14A filed on February 12, 1999).

10.4	2004 Stock Option Plan (incorporated by reference to the Company's Proxy Statement on Schedule 14A filed on March 10, 2004)

10.5*	Form of Stock Option Agreement under 2004 Stock Option Plan

10.6	Form of Stock Option Agreements under 1992, 1995 and 1999 Stock Option Plans (incorporated by reference to exhibit (d)(4) to the Company's Schedule TO filed on November 1, 2001)

10.7	Employment Agreement between William E. Morgenstern and the Company, dated October 1, 2001 (incorporated by reference to exhibit 10.5 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001 filed on December 28, 2001).

10.8	Engagement Agreement between Gerald A. Ryan and the Company, dated October 1, 1999 (incorporated by reference to exhibit 10.6 of the Company's Annual Report on Form 10-K filed on December 22, 1999).

10.9	Employment Agreement between William McDonnell and the Company dated February 1, 2000 (incorporated by reference to exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 filed on July 2, 2001).

10.10	Employment Agreement between William Short and the Company dated as of July 1, 2002 (incorporated by reference to exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 filed on February 14, 2003).

10.11*	Employment Agreement between Ronald DeMoss and the Company dated as of March 13, 2001.

10.12*	Employment Agreement between John Lombardi and the Company dated as of April 23, 2001.

10.13	Common Stock and Warrant Purchase Agreement among the Company and Calm Waters Partnership, Walter H. Morris and Charles A. Paquelet (with form of warrant attached) (incorporated by reference to exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed on May 14, 2003 ).

10.14	Registration Rights Agreement between the Company and Calm Waters Partnership, Walter H. Morris and Charles A. Paquelet (incorporated by reference to exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed on May 14, 2002)

10.15	Credit Agreement dated as of June 2, 2003 among the Company, the guarantors from time to time parties thereto, the lenders from time to time parties thereto and Harris Trust and Savings Bank, as administrative agent, National City Bank of Pennsylvania, as syndication agent, and BMO Nesbit Burns, as lead arranger (incorporated by reference to exhibit 10.2 to the Company's Current Report on Form 8-K filed June 3, 2003).

10.16	Inter-creditor Agreement dated as of June 2, 2003 among Harris Trust and Savings Bank, as senior agent, Manufacturers and Traders Trust Company, as trustee and collateral agent under the Indenture, and the Company (incorporated by reference to exhibit 10.3 to the Company's Current Report on Form 8-K filed June 3, 2003).

10.17	Registration Rights Agreement dated May 23, 2003 among the Company, Citigroup Global Markets, Inc., as the initial purchaser, and the subsidiary guarantors signatory thereto (incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K filed June 3, 2003).

10.18	Securities Purchase Agreement dated June 2, 2003 among the Company and the investors listed on the schedule of buyers attached thereto (incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K filed June 3, 2003).

10.19	Registration Rights Agreement dated June 2, 2003 among the Company and the buyers of the Series A Convertible Preferred Stock (incorporated by reference to exhibit 10.2 to the Company's Current Report on Form 8-K filed June 3, 2003).

10.20	First Omnibus Amendment to Credit and Security Agreement dated July 2, 2003 (incorporated by reference to exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003).

10.21*	Second Amendment to Credit and Security Agreement dated December 7, 2004.

12.1*	Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Company (incorporated by reference to the exhibit 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001 filed on December 28, 2001).

23.1*	Consent of PricewaterhouseCoopers LLP.

23.2*	Consent of Ernst & Young LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to Section 906 of Sarbanes-Oxley Action of 2002

* Filed herewith