Form 10-Q
period 2004-12-31
RENT WAY INC
filed 2005-02-08
CIK 893046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-22026

RENT-WAY, INC.

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-1407782

(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

ONE RENTWAY PLACE, ERIE, PENNSYLVANIA 16505

(Address of principal executive offices)

(814) 455-5378

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 4, 2005

Common Stock	26,243,676

RENT-WAY, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RENT-WAY, INC.

CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share data)

	December 31	September 30,
	2004	2004
	(unaudited)
ASSETS

Cash and cash equivalents	$6,518	$3,412
Prepaid expenses	8,591	8,496
Rental merchandise, net	194,564	173,164
Rental merchandise credits due from vendors	2,972	3,242
Property and equipment, net	46,051	42,063
Goodwill	188,849	188,849
Deferred financing costs, net	7,139	7,420
Intangible assets, net	84	112
Other assets	5,761	3,897

Total assets	$460,529	$430,655

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable	$27,336	$26,187
Other liabilities	54,321	55,163
Deferred tax liability	11,890	10,496
Debt	231,020	203,934

Total liabilities	324,567	295,780

Contingencies	—	—

Convertible redeemable preferred stock	22,111	19,790

Shareholders’ equity:
Preferred stock, without par value; 1,000,000 shares authorized; 2,000 and 2,000 shares issued and outstanding as Series A convertible preferred shares	—	—
Common stock, without par value; 50,000,000 shares authorized; 26,243,676 and 26,243,676 shares issued and outstanding, respectively	304,395	304,395
Accumulated other comprehensive loss	(65)	(93)
Accumulated deficit	(190,479)	(189,217)

Total shareholders’ equity	113,851	115,085

Total liabilities and shareholders’ equity	$460,529	$430,655

The accompanying notes are an integral part of these financial statements.

RENT-WAY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands, except per share data)
(Unaudited)

	Three-months Ended
	December 31,
	2004	2003
REVENUES:
Rental revenue	$105,942	$102,428
Prepaid phone service revenue	4,561	6,190
Other revenues	15,794	14,991

Total revenues	126,297	123,609

COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
Rental merchandise	32,516	32,872
Property and equipment	3,766	3,982
Amortization of intangibles	28	115
Cost of prepaid phone service	2,906	3,979
Salaries and wages	34,820	33,642
Advertising, net	5,353	6,129
Occupancy	8,996	8,701
Other operating expenses	25,942	25,670

Total costs and operating expenses	114,327	115,090

Operating income	11,970	8,519

OTHER INCOME (EXPENSE):
Interest expense	(7,068)	(7,859)
Interest income	6	770
Amortization of deferred financing costs	(280)	(344)
Other income (expense)	(3,832)	(4,236)

Income (loss) before income taxes and discontinued operations	796	(3,150)
Income tax expense	1,395	1,395

Loss before discontinued operations	(599)	(4,545)
Loss from discontinued operations	(127)	(1,272)

Net loss	(726)	(5,817)
Dividend and accretion of preferred stock	(535)	(395)

Net loss allocable to common shareholders	$(1,261)	$(6,212)

LOSS PER COMMON SHARE (NOTE 4):

Basic loss per common share:
Loss before discontinued operations	$(0.02)	$(0.17)

Net loss allocable to common shareholders	$(0.05)	$(0.24)

Diluted loss per common share:
Loss before discontinued operations	$(0.02)	$(0.17)

Net loss allocable to common shareholders	$(0.05)	$(0.24)

Weighted average common shares outstanding:
Basic	26,244	26,078

Diluted	26,244	26,078

The accompanying notes are an integral part of these financial statements.

RENT-WAY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)
(Unaudited)

	Three-months Ended
	December 31,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(726)	$(5,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	127	1,272
Depreciation and amortization	36,714	37,271
Deferred income taxes	1,395	1,395
Market adjustment for interest rate swap derivative	(568)	(1,293)
Market adjustment for preferred stock conversion option derivative	2,191	5,703
Write-off of property and equipment	84	139
Changes in assets and liabilities:
Restricted cash	—	10,000
Prepaid expenses	(96)	3,241
Rental merchandise	(53,917)	(59,774)
Rental merchandise deposits and credits due from vendors	271	243
Other assets	(1,864)	344
Accounts payable	6,432	9,334
Other liabilities	(1,682)	(22,104)

Net cash used in continuing operations	(11,639)	(20,046)
Net cash used in discontinued operations	(127)	(245)

Net cash used in operating activities	(11,766)	(20,291)

INVESTING ACTIVITIES:
Investment in subsidiary	(45)	—
Purchases of property and equipment	(4,409)	(1,981)

Net cash used in investing activities	(4,454)	(1,981)

FINANCING ACTIVITIES:
Proceeds from borrowings	41,000	64,000
Payments on borrowings	(13,010)	(29,255)
Payments on note for settlement of class action lawsuit	(1,000)	(1,000)
Payments on capital leases	(1,981)	(1,913)
Cash overdraft	(5,284)	(7,389)
Issuance of common stock	—	544
Dividends paid on convertible redeemable preferred stock	(399)	(303)

Net cash provided by financing activities	19,326	24,684

Increase in cash and cash equivalents	3,106	2,412

Cash and cash equivalents at beginning of period	3,412	3,303

Cash and cash equivalents at end of period	$6,518	$5,715

The accompanying notes are an integral part of these financial statements

RENT-WAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

BASIS OF PRESENTATION. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments have been made, which, except as discussed herein, consist of normal recurring adjustments, which are necessary for a fair statement of the financial position, results of operations and cash flows of the Company. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The Company presents an unclassified balance sheet to conform to practice in the industry in which it operates. The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant inter-company transactions and balances have been eliminated.

These financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

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

SEASONALITY OF BUSINESS. The Company’s operating results are subject to seasonality. The first fiscal quarter typically has a greater number of rental-purchase agreements entered into because of traditional holiday shopping patterns. Management plans for these seasonal variances and takes particular advantage of the first quarter with product promotions and marketing campaigns. Because many of the Company’s expenses do not fluctuate with seasonal revenue changes, such revenue changes may cause fluctuations in the Company’s quarterly earnings.

CONVERTIBLE REDEEMABLE PREFERRED STOCK. On June 2, 2003, the Company sold $15,000 in newly authorized convertible redeemable preferred stock through a private placement. The proceeds of $14,161, net of issuance costs of $839, were used to repay the previous senior credit facility. During the fiscal quarter ended June 30, 2004, the Company sold an additional $5,000 of convertible redeemable preferred stock through the same private placement. The proceeds were used in operations. The net proceeds are classified outside of permanent equity because of the mandatory redemption date and other redemption provisions. (See Note 9).

STATEMENT OF CASH FLOWS INFORMATION. Cash and cash equivalents consist of cash on hand and on deposit and represent highly liquid investments with maturities of three-months or less when purchased. Cash equivalents are stated at cost, which approximates market value. The Company maintains deposits with several financial institutions. The Federal Deposit Insurance Corporation does not insure deposits in excess of $100 and mutual funds. Supplemental disclosures of cash flow information for the three-months ended December 31, 2004 and 2003 are as follows:

	Three-months ended December 31,
	2004	2003
CASH PAID DURING THE PERIOD FOR:
Interest	$13,273	$14,936
Income taxes (refunds)	—	—
NONCASH INVESTING ACTIVITIES:
Assets acquired under capital lease	3,429	3,564
NONCASH FINANCING ACTIVITIES:
Dividends	400	300

RENT-WAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands, except per share data)
(Unaudited)

At December 31, 2004 and September 30, 2004, cash overdrafts of $6,596 and $1,312, respectively, were included in accounts payable in the accompanying Consolidated Balance Sheets.

RENTAL MERCHANDISE, RENTAL REVENUE AND DEPRECIATION. Rental merchandise is rented to customers pursuant to rental agreements, which provide for either weekly, biweekly, semi-monthly or monthly rental payments collected in advance. Beginning October 1, 2004, rental revenues are recorded in the period they are earned. Rental payments received prior to when they are earned are recorded as deferred rental revenue; and, a receivable is recorded for the rental revenues earned in the current period and received in the subsequent period. Prior to October 1, 2004, the Company recorded revenues on the cash basis as the difference between the cash and accrual basis did not produce materially different results. This change to the accrual basis of accounting for revenue recognition had the effect of decreasing earnings for a one-time adjustment of approximately $2,568, or approximately $0.10 per basic share, to record the impact of the change as of October 1, 2004.

Merchandise rented to customers or available for rent is classified in the consolidated balance sheet as rental merchandise and is valued at cost on a specific identification method. Write-offs of rental merchandise arising from customers’ failure to return merchandise and losses due to excessive wear and tear of merchandise are recognized using the allowance method.

The Company uses the “units of activity” depreciation method for all rental merchandise except computers and computer game systems. Under the units of activity method, rental merchandise is depreciated as revenue is earned. Thus, rental merchandise is not depreciated during periods when it is not on rent and therefore not generating rental revenue. Personal computers are principally depreciated on the straight-line basis beginning on acquisition date over 24 months.

DEFERRED FINANCING COSTS. Deferred financing costs consists of bond issuance costs and loan origination costs which were incurred in connection with the sale of $205,000 of senior secured notes and a new $60,000 revolving credit facility that was closed June 2, 2003. The bond issuance costs of $6,704 are amortized using the effective interest method over the seven-year term of the bonds. The loan origination costs of $2,062 are amortized on a straight-line basis over the five-year bank credit agreement. Deferred financing cost amortization was $280 and $344 for the three-month periods ended December 31, 2004 and 2003, respectively.

COMPANY HEALTH INSURANCE PROGRAM. The Company determines insurance liability based on funding factors determined by cost plus rates for a fully insured plan and monthly headcount. The contracted rate is determined based on experience, prior claims filed and an estimate of future claims. A retrospective adjustment for over (under) funding of claims is recorded when determinable and probable.

COMPANY LIABILITY INSURANCE PROGRAMS. Starting in 2001, the Company’s workers’ compensation, automobile and general liability costs are determined based on claims filed and company experience. Losses under the deductible in the workers’ compensation, automobile and general liability programs are pre-funded based on the insurance company’s loss estimates. Loss estimates are adjusted for developed incurred losses at 18 months following policy inception and every 12 months thereafter. Retrospective adjustments to loss estimates are recorded when determinable and probable.

For fiscal years 2000 and 1998, the Company was insured under deductible programs with aggregate stop loss coverage on major claims. Claims within the insured deductible limits that were less than stop loss aggregates, were funded as claims developed using AM Best loss development factors. The fiscal 1999 worker’s compensation insurance had no aggregate retention and was funded as claims developed using AM Best loss development factors. Reserves were developed by independent actuaries and totaled $779 and $994 at December 31, 2004 and September 30, 2004, respectively.

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

RENT-WAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands, except per share data)
(Unaudited)

2. DISCONTINUED OPERATIONS:

On December 17, 2002, the Company entered into a definitive purchase agreement to sell rental merchandise and related contracts of 295 stores to Rent-A-Center, Inc. for approximately $101,500. These stores were all included in the household rental segment. Rent-A-Center, Inc. purchased certain fixed assets and assumed related store leases of 125 of these stores. The transaction closed on February 8, 2003. The final purchase price for the stores was approximately $100,400. As required under the Company’s credit agreement, all proceeds of the sale, net of transaction costs, store closing and similar expenses, were used to pay existing bank debt. Of the approximate $100,400 purchase price, $10,000 was held back by Rent-A-Center, Inc. to secure the Company’s indemnification obligations, $5,000 for 90 days following closing, which was refunded to the Company in May 2003, and an additional $5,000 for 18 months following closing, which was refunded to the Company in August 2004. Also, there was a $24,500 escrow held by National City Bank, which was used to pay transaction costs, store closing and similar expenses. The balance of this escrow, approximately $3,000, was used to pay down debt at the closing of the refinancing on June 2, 2003. The assets sold included rental merchandise, vehicles under capital leases and certain fixed assets. Vehicle lease obligations were paid by the Company out of the proceeds from the sale.

The asset group was distinguishable as a component of the Company and classified as held for sale in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment on Disposal of Long-Lived Assets.” Direct costs to transact the sale were comprised of, but not limited to, broker commissions, legal and title transfer fees and closing costs.

In connection with the sale of the stores, the Company has and will continue to incur additional direct costs related to the sale and exit costs related to these discontinued operations. Costs associated with an exit activity include, but are not limited to termination benefits, costs to terminate a contract that is not a capital lease and costs to consolidate facilities or relocate employees, in accordance with Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” There was a transition period as defined in the asset purchase agreement comprised of a period of thirty days from the date immediately following the closing date. During this transition period, the Company was liable for certain exit costs attributable to the operation and transition of the purchased stores, including, but not limited to, rent, utilities, costs applicable to office equipment, costs associated with vehicles, employee payroll, health and other employee benefits, workers compensation claims, health care claims and all other costs related to transition personnel. The Company accrued employee separation costs as costs were incurred in accordance with SFAS 146. These costs were included in the results of discontinued operations in accordance with SFAS 144.

Related operating results have been reported as discontinued operations in accordance with SFAS 144. The Company has reclassified the results of operations of the component disposed for the prior periods in accordance with provisions of SFAS 144. There have been no corporate expenses included in expenses from discontinued operations. Interest on debt that was required to be repaid as a result of the disposal transaction was allocated to income (loss) from discontinued operations. The effective interest rate on the outstanding debt of the Company at the time of the disposal was applied to the $68,643 estimated debt pay-down from the proceeds. There was no interest reclassified to loss from discontinued operations for the three-months ended December 31, 2004 and 2003. Revenues and net income (loss) from the discontinued operations were as follows:

	Three-months Ended December 31,
	2004	2003
Operating expenses from discontinued operations (including exit costs) (1)	$(127)	$(1,272)

Net loss from discontinued operations	$(127)	$(1,272)

(1)	The Company recorded exit costs associated with the operation and transition of the stores to Rent-A-Center, Inc. for 30 days after closing, and monthly rent and common area maintenance charges until leases are terminated or expired, in accordance with SFAS 146. This includes a $1,027 write-off of leasehold improvements for the three-months ended December 31, 2003.

There were no assets or liabilities held for sale included in the Consolidated Balance Sheet as of December 31, 2004, and September 30, 2004.

RENT-WAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands, except per share data)
(Unaudited)

3. BUSINESS RATIONALIZATION:

The Company periodically closes under-performing stores and takes other actions to maximize its overall profitability. In connection with the closing of stores and taking other actions, it incurs employee severance, fixed asset write offs, lease obligation (termination) costs and other direct exit costs related to these activities. Employee severance costs related to the closing of under-performing stores were immaterial in each of the periods reported below. The net amount of fixed asset write-off and lease obligation costs were as follows:

	Fixed	Lease
	Asset	Obligation
	Write Offs	Costs	Total
Balance at September 30, 2002	$—	$2,135	$2,135

Fiscal 2003 Provision	2,299	488	2,787
Amount utilized in fiscal 2003	(2,299)	(1,720)	(4,019)

Balance at September 30, 2003	—	903	903

Fiscal 2004 Provision	96	(142)	(46)
Amount utilized in Fiscal 2004	(96)	(552)	(648)

Balance at September 30, 2004	—	209	209
Fiscal 2005 Provision	17	—	17
Amount Utilized in 2005	(17)	(86)	(103)

Balance at December 31, 2004	$—	$123	$123

Lease termination costs will be paid according to the contract terms.

4. LOSS PER COMMON SHARE:

Basic loss per common share is computed using loss allocable to common shareholders divided by the weighted average number of common shares outstanding. Diluted loss per common share is computed using loss allocable to common shareholders and the weighted average number of shares outstanding adjusted for the potential impact of options, warrants, conversion of convertible redeemable preferred stock, convertible preferred stock conversion derivative, dividends on convertible preferred stock and accretion of convertible preferred stock discount where the effects are dilutive. Because operating results were a loss for the three-months ended December 31, 2004 and 2003, basic and diluted loss per common share were the same.

The following table discloses the reconciliation of numerators and denominators of the basic and diluted loss per share computation :

Share data in thousands	Three-months Ended December 31,
	2004	2003
COMPUTATION OF LOSS PER SHARE:
BASIC
Loss before discontinued operations	$(599)	$(4,545)
Loss from discontinued operations	(127)	(1,272)

Net loss	(726)	(5,817)
Dividend and accretion of preferred stock	(535)	(395)

Net loss allocable to common shareholders	$(1,261)	$(6,212)

Weighted average common shares outstanding	26,244	26,078

Loss per share:
Loss before discontinued operations	$(0.02)	$(0.17)
Loss from discontinued operations	(0.01)	(0.05)
Dividend and accretion of preferred stock	(0.02)	(0.02)

Net loss allocable to common shareholders	$(0.05)	$(0.24)

DILUTED
Net loss allocable to common shareholders for basic loss per share	$(1,261)	$(6,212)
Plus: Income impact of assumed conversion:
Conversion derivative market value adjustment (1)	—	—
Dividends on 8% convertible preferred stock (1)	—	—
Accretion to preferred stock redemption amount (1)	—	—

Net loss allocable to common shareholders for diluted loss per share and assumed conversion	$(1,261)	$(6,212)

RENT-WAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands, except per share data)
(Unaudited)

Share data in thousands	Three-months Ended December 31,
	2004	2003
Weighted average common shares used in calculating basic loss per share	26,244	26,078
Add incremental shares representing:
Shares issuable upon exercise of stock options and warrants (2)	—	—
Contingent shares issuable upon the exercise of option to purchase 8% convertible preferred stock (3)	—	—
Shares issuable upon conversion of 8% convertible preferred stock (1)	—	—

Weighted average number of shares used in calculation of diluted loss per share	26,244	26,078

Loss per share:
Loss before discontinued operations	$(0.02)	$(0.17)
Loss from discontinued operations	(0.01)	(0.05)
Dividend and accretion of preferred stock	(0.02)	(0.02)

Net loss allocable to common shareholders	$(0.05)	$(0.24)

(1)	Including the effects of these items for the three-month period ended December 31, 2004 would be anti-dilutive. Therefore 3,252 shares issuable upon conversion of 8% convertible preferred stock are excluded from consideration in the calculation of diluted loss per share for the three-months ended December 31, 2004. There were conversion derivative market value adjustments of $2,191, dividends on convertible preferred stock of $405 and accretion to preferred stock redemption in the amount of $130 which were not added back to net loss allocable to common shareholders for basis loss per share on the diluted loss per share because including the effects of these items would be anti-dilutive for the three-months ended December 31, 2004.

Including the effects of these items for the three-month period ended December 31, 2003 would be anti-dilutive. Therefore, 2,500 shares issuable upon conversion of 8% convertible preferred stock are excluded from consideration in the calculation of diluted loss per share for the three-months ended December 31, 2003. There were conversion derivative market value adjustments of $5,703, dividends on convertible preferred stock of $303 and accretion to preferred stock redemption in the amount of $92 which were not added back to net loss allocable to common shareholders for basic loss per share on the diluted loss per share because including the effects of these items would be anti-dilutive.

(2)	Including the effects of these items for the three-months ended December 31, 2004 and 2003, would be anti-dilutive. Therefore, 473 and 293, of anti-dilutive common shares are excluded from consideration in the calculation of diluted loss per share for the three-months ended December 31, 2004 and 2003, respectively.

(3)	Including the effects of these items for the three-month period ended December 31, 2003, would be anti-dilutive. Therefore, 752 contingent shares issuable upon exercise of warrants to purchase 8% convertible preferred stock are excluded from consideration in the calculation of diluted loss per share for the three-months ended December 31, 2003.

5. GOODWILL—ADOPTION OF STATEMENT 142:

Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 requires that intangible assets not subject to amortization and goodwill be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. SFAS 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment while the second phase, if necessary, measures the impairment. Amortization of goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, ceased upon adoption. Thus, no amortization for such goodwill and indefinite lived intangibles was recognized in the accompanying consolidated statements of operations for the three-months ended December 31, 2004 and 2003. On an annual basis and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and a write down may be necessary.

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

The following table shows the net carrying value of goodwill for the Company’s segments:

	Household	Prepaid Telephone
	Rental Segment	Service Segment	Total
Balance at September 30, 2002	$223,196	$6,594	$229,790	(2)
Additions	—	—	—
Disposal (1)	(41,291)	—	(41,291)

Balance at September 30, 2003	181,905	6,594	188,499

Additions	—	350	350	(3)

RENT-WAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands, except per share data)
(Unaudited)

	Household	Prepaid Telephone
	Rental Segment	Service Segment	Total
Disposal	—	—	—

Balance at September 30, 2004	181,905	6,944	188,849

Additions	—	—	—
Disposals	—	—	—

Balance at December 31, 2004	$181,905	$6,944	$188,849

(1)	Disposal of 295 stores to Rent-A-Center on February 8, 2003.

(2)	Includes goodwill held for sale of $41,291.

(3)	On April 7, 2004, the Company purchased 100 shares of DPI Holdings, Inc. from the former chief operating officer.

The following tables reflect the components of amortizable intangible assets at December 31, 2004 and September 30, 2004:

Balance at December 31, 2004:	Purchase	Cumulative	Net Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Non-compete agreements	$2,630	$(2,546)	$84
Customer contracts	1,164	(1,164)	—

	$3,794	$(3,710)	$84

Balance at September 30, 2004:	Purchase	Cumulative	Net Carrying
	Amount	Amortization	Amount
Amortizable intangible assets:
Non-compete agreements	$2,630	$(2,518)	$112
Customer contracts	1,164	(1,164)	—

	$3,794	$(3,682)	$112

At December 31, 2004, future aggregate annual amortization of amortizable intangible assets is as follows:

Fiscal Year	Amount
Remaining 2005	$70
2006	14

$84

Amortization expense was $28 and $115 for the three-months ended December 31, 2004 and 2003, respectively. There were no changes to the amortization methods and lives of the amortizable intangible assets.

6. OTHER ASSETS:

Other assets consist of the following:

	December 31,	September 30,
	2004	2004
Other receivables	$2,507	$1,955
Other inventory	568	537
Deposits	832	832
Other	1,854	573

	$5,761	$3,897

7. OTHER LIABILITIES:

Other liabilities consist of the following:

	December 31,	September 30,
	2004	2004
Accrued salaries, wages, taxes and benefits	$11,310	$13,049
Capital lease obligations	16,418	14,970
Deferred rental revenue	8,047	—
Accrued preferred dividend and interest	1,844	8,026
Vacant facility lease obligations	2,138	2,633
Swap liability	1,004	1,572
Accrued property taxes	2,850	4,098
Other	10,710	10,815

	$54,321	$55,163

RENT-WAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands, except per share data)
(Unaudited)

8. DEBT:

Debt consists of the following:

	December 31,	September 30,
	2004	2004
Senior secured notes	$201,973	$201,877
Revolving credit facility	28,000	—
Notes payable lawsuit settlement	1,000	2,000
Note payable	47	57

	$231,020	$203,934

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

The secured notes were offered at a discount of $3,583, which is being amortized using the effective interest method, over the term of the secured notes. Amortization of the discount was $96 and $80 for the three- month periods ending December 31, 2004, and 2003, respectively, and is recorded as interest expense. Costs representing underwriting fees and other professional fees of $6,704 are being amortized over the seven-year term of the bonds using the effective interest method of amortization. The secured notes rank senior in right to all of the Company’s existing and future subordinated debt, have a lien position ranking second to the bank revolving credit facility and effectively junior in right of payment to all existing and future debt and other liabilities of the Company’s subsidiaries that are not subsidiary guarantors. The secured notes contain covenants that will, among other things, limit the Company’s ability to incur additional debt, make restricted payments, incur any additional liens, sell certain assets, pay dividend distributions from restricted subsidiaries, transact with affiliates, conduct certain sale and leaseback transactions and use excess cash flow.

The Company is in compliance with covenants at December 31, 2004, and expects to comply with covenants based upon its fiscal 2005 projections.

The Company’s bank revolving credit facility has the following material terms. The facility is with Harris Trust and Savings Bank, acting as administrative agent, and Bank of Montreal as lead arranger, and provides for National City Bank to act as syndication agent and provides for senior secured revolving loans of up to $60,000 including a $15,000 sub-limit for standby and commercial letters of credit and a $5,000 swingline sub-limit. The credit facility will expire five years from closing (June 2, 2008). The balance outstanding at December 31, 2004 was $28,000 with $28,710 available at December 31, 2004. Deferred financing costs of $2,062 are being amortized over the 5-year term of the bank agreement. The credit facility is guaranteed by all of the wholly owned domestic subsidiaries and collateralized by first priority liens on substantially all of the Company’s and subsidiary guarantors’ assets, including rental contracts and the stock held in domestic subsidiaries. The Company may elect that each borrowing of revolving loans be either

RENT-WAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands, except per share data)
(Unaudited)

base rate loans or Eurodollar loans. The Eurodollar loans bear interest at a rate per annum equal to an applicable margin plus LIBOR adjusted for a reserve percentage. Under the base rate option, the Company may borrow money based on the greater of (a) the prime interest rate or (b) the federal funds rate plus 0.50%, plus, in each case, a specified margin. A 0.50% commitment fee is payable quarterly on the unused amount of the revolving credit facility. Upon a default, interest will accrue at 2% over the applicable rate. The Company will be required to make specified mandatory prepayments upon subsequent debt or equity offerings and asset dispositions.

The Company’s note payable for lawsuit settlement was agreed to in the settlement of the class action lawsuit. The note payable consists of a $4,000 unsecured subordinated note, which bears interest at 6% annually and payable in four equal installments over two years on June 30 and December 31. The remaining balance at December 31, 2004 was $1,000.

9. CONVERTIBLE REDEEMABLE PREFERRED STOCK:

On June 2, 2003, the Company issued 1,500 shares of its Series A convertible preferred stock, for $10,000 per share (the “convertible preferred stock”) and granted a one-year option to purchase an additional 500 shares of convertible preferred stock (the “additional preferred shares”). The net proceeds from the sale of the convertible preferred stock were used to repay the Company’s prior senior credit facility. The net proceeds of $14,161 from the original issuance of the convertible preferred stock were net of issuance costs of $839, and are classified outside of permanent equity because of the redemption date and other redemption provisions, except the option to purchase additional convertible preferred stock which was included in permanent equity. The one-year option to purchase additional shares was exercised during 2004 for $5,000. The convertible preferred stock is being accreted to its maximum redemption amount possible pursuant to Topic D-98, “Classification and Measurement of Redeemable Securities,” using the effective interest method from the issuance date to the June 2, 2011, redemption date.

The terms of the convertible preferred stock include a number of conversion and redemption provisions that represent derivative financial instruments under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) (See Note 11). Certain features of the convertible preferred stock are accounted for as embedded derivative financial instruments. The Company determined the convertible feature of the convertible preferred stock is a derivative financial instrument that does not qualify for scope exemption under EITF 00-19, and, is required to be bifurcated, recorded at fair value, and marked to market. The market value of this derivative financial instrument was $15,522 and $13,330 at December 31, 2004 and September 30, 2004, respectively, and is recorded in convertible redeemable preferred stock in the consolidated balance sheet. The fair values of the derivatives were determined with the assistance of an independent valuation firm.

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

For SFAS No. 148 purposes, the fair value of each option granted under the 1992 Plan, the 1995 Plan, the 1999 Plan, and the 2004 Plan is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for options granted in fiscal years 2002 through 2005: expected volatility ranging from 94.39% to 99.98%, risk-free interest rates between 2.87% and 4.79%, and an expected lives ranging from two to six years.

If the Company had elected to recognize the compensation cost of its stock option plans based on the fair value of the awards under those plans in accordance with SFAS No. 148, net loss and loss per common share would have been increased to the pro-forma amounts below:

RENT-WAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands, except per share data)
(Unaudited)

	For the Three-Month Period Ended December 31,
	2004	2003
Loss before discontinued operations:
As reported	$(599)	$(4,545)
Plus: Compensation expense	—	—
Less: Stock-based employee compensation under fair-value based method for all awards, net of related tax effects	(200)	(33)

Pro-forma	$(799)	$(4,578)

Net loss allocable to common shareholders:
As reported	$(1,261)	$(6,212)
Plus: Compensation expense	—	—
Less: Stock-based employee compensation under fair-value based method for all awards, net of related tax effects	(200)	(33)

Pro-forma	$(1,461)	$(6,245)

Basic loss per common share:
Net loss before discontinued operations:
As reported	$(0.02)	$(0.17)

Pro-forma	$(0.03)	$(0.17)

Net loss allocable to common shareholders:
As reported	$(0.05)	$(0.24)

Pro-forma	$(0.06)	$(0.24)

Diluted loss per common share:
Net loss before discontinued operations:
As reported	$(0.02)	$(0.17)

Pro-forma	$(0.03)	$(0.17)

Net loss allocable to common shareholders:
As reported	$(0.05)	$(0.24)

Pro-forma	$(0.06)	$(0.24)

There were 58,000 options granted during fiscal year 2005 through December 31, 2004: 48,000 granted October 1, with a grant price of $7.72, expiring in 2010, and 10,000 options granted November 1, with a grant price of $7.93, expiring in 2010.

11. DERIVATIVE FINANCIAL INSTRUMENTS:

On June 2, 2003, the Company issued 1,500 shares of convertible redeemable preferred stock (see Note 9). The terms of this preferred stock include a number of conversion and redemption provisions that represent derivatives under SFAS No. 133. The Company has determined the conversion feature of the convertible redeemable preferred stock is a derivative financial instrument that does not qualify for SFAS 133 scope exemption under EITF 00-19. It was bifurcated and recorded in the temporary equity classification on the balance sheet. The change in the fair market value of the conversion feature was $(2,191) and $5,703 for the three-months ended December 31, 2004 and 2003, respectively.

At December 31, 2004, the Company had interest rate swaps on a notional debt amount of $40,000 and a fair market value of ($1,004). The variable pay interest rate ranges from 6.88% to 6.97%. The maturity dates run through August 2005.

The Company’s interest rate swaps do not meet the qualifications for hedge accounting treatment under SFAS No. 133. The Company’s positive change in the fair market value of the interest rate swap portfolio was $568 and $1,293 for the three-months ended December 31, 2004 and 2003, respectively. This was recorded to other expense in the Company’s consolidated statements of operations.

12. COMPREHENSIVE LOSS:

Comprehensive loss encompasses net loss and changes in the components of accumulated other comprehensive loss not reflected in the Company’s consolidated statements of operations during the periods presented. Accumulated other comprehensive loss consists of the transition asset recorded at the time of adoption of SFAS No. 133.

RENT-WAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands, except per share data)
(Unaudited)

	Other Comprehensive	Other Comprehensive
	Loss	Loss
	For Three-months Ended	For Three-months Ended
	December 31, 2004	December 31, 2003
Net loss for the three-months	$(726)	$(5,817)
Amortization of SFAS 133 Transition amount	28	(123)

Other comprehensive loss	$(698)	$(5,940)

	Accumulated Other	Accumulated Other
	Comprehensive	Comprehensive
	Loss	Loss
	At December 31, 2004	At September 30, 2004
Balance at October 1	$(93)	$(69)
Amortization of SFAS 133 Transition amount	28	(24)

Accumulated other comprehensive loss	$(65)	$(93)

13. CONTINGENCIES:

The Company is subject to legal proceedings and claims in the ordinary course of its business that have not been finally adjudicated. Certain of these cases have resulted in initial claims totaling $3,221. However, all but $162 of such claims are, in the opinion of management, covered by insurance policies or indemnification agreements, or create only remote potential of any liability exposure to the Company and therefore should not have a material effect on the Company’s financial position, results of operations or cash flows. Additionally, threatened claims exist for which management is not yet able to reasonably estimate a potential loss. In management’s opinion, none of these threatened claims will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company determines health insurance liability based on funding factors determined by cost plus rates for a fully insured plan and monthly headcount. The contracted rate is determined based on experience, prior claims filed and an estimate of future claims. A retrospective adjustment for over (under) funding of claims is recorded when determinable and probable.

The Company’s workers’ compensation, automobile and general liability costs are determined based on claims filed and company experience. Losses in the workers’ compensation, automobile and general liability programs are pre-funded based on the insurance company’s loss estimates. Loss estimates will be adjusted for developed incurred losses at 18 months following policy inception and every 12 months thereafter. Retrospective adjustments to loss estimates are recorded when determinable and probable.

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

14. INCOME TAXES:

During the first quarter of fiscal 2005, the Company recorded income tax expense of $1,395 due to the Company’s inability to record the reversal of the deferred tax liability associated with tax-deductible goodwill to offset a portion of its deferred tax asset following the adoption of SFAS 142. The deferred tax asset, net of liabilities excluding goodwill, decreased from $73,242 at September 30, 2004 to $73,230 at December 31, 2004. This represented a decrease of $12 for the quarter. A full valuation allowance has been provided against the deferred tax asset. A deferred tax liability of $11,890 has been established for goodwill.

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

RENT-WAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands, except per share data)
(Unaudited)

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

	Household	Prepaid Telephone	Inter-segment
For the three months ended December 31, 2004	Rental Segment	Service Segment	Activity	Total Segments
Total revenue	$121,885	$4,561	$(149)	$126,297

Operating income	$11,895	$45	$30	$11,970

Net loss	$(714)	$(12)	$—	$(726)

Total Assets	$463,001	$2,735	$(5,207)	$460,529

	Household Rental	Prepaid Telephone	Inter-segment
For the three-months ended December 31, 2003	Service	Service	Activity	Total
Total revenue	$117,603	$6,190	$(184)	$123,609

Operating income (loss)	$9,101	$(612)	$30	$8,519

Net loss	$(5,182)	$(635)	$—	$(5,817)

Total Assets	$463,133	$3,640	$(4,021)	$462,752

16. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES:

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

The following schedules set forth the condensed consolidating balance sheets as of December 31, 2004 and September 30, 2004 and condensed consolidating statements of operations for the three-months ended December 31, 2004 and 2003, and condensed consolidating statements of cash flows for the three-months ended December 31, 2004 and 2003. In the following schedules, “Parent” refers to Rent-Way, Inc., “Guarantor Subsidiaries” refers to Rent-Way’s wholly owned subsidiaries, and “Non-Guarantor Subsidiaries” refers to DPI, the Company’s 83.5% owned subsidiary. “Eliminations” represent the adjustments necessary to eliminate inter-company investment in subsidiaries.

RENT-WAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands, except per share data)
(Unaudited)

RENT-WAY, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2004
(All dollars in thousands)

	Parent	Guarantor	Non-Guarantor		Rent-Way
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$4,069	$2,443	$6	$—	$6,518
Prepaid expenses	6,867	1,198	526	—	8,591
Income tax receivable	10	—	—	—	10
Rental merchandise, net	156,188	38,376	—	—	194,564
Rental merchandise credits due from vendors	2,337	635	—	—	2,972
Property and equipment, net	38,146	6,923	982	—	46,051
Goodwill	124,807	57,448	6,594	—	188,849
Deferred financing costs, net	7,139	—	—	—	7,139
Intangible assets, net	84	—	—	—	84
Other assets	4,383	242	1,126	—	5,751
Investment in subsidiaries	70,132	—	—	(70,132)	—

Total assets	$414,162	$107,265	$9,234	$(70,132)	$460,529

LIABILITES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable	$22,322	$3,814	$1,200	$—	$27,336
Other liabilities	42,401	9,689	2,231	—	54,321
Inter-company	(29,433)	27,505	1,928	—	—
Deferred tax liability	11,890	—	—	—	11,890
Debt	231,020	—	—	—	231,020

Total liabilities	278,200	41,008	5,359	—	324,567

Convertible redeemable preferred stock	22,111	—	—	—	22,111

SHAREHOLDERS’ EQUITY:
Common stock	304,395	75,248	1,600	(76,848)	304,395
Accumulated other comprehensive loss	(65)	—	—	—	(65)
Retained earnings (accumulated deficit)	(190,479)	(8,991)	2,275	6,716	(190,479)

Total shareholders’ equity	113,851	66,257	3,875	(70,132)	113,851

Total liabilities and shareholders’ equity	$414,162	$107,265	$9,234	$(70,132)	$460,529

RENT-WAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands, except per share data)
(Unaudited)

RENT-WAY, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE-MONTHS ENDED DECEMBER 31, 2004
(All dollars in thousands)

	Parent	Guarantor	Non-Guarantor		Rent-Way
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated

REVENUES:
Rental revenues	$84,580	$21,362	$—	$—	$105,942
Prepaid phone service	—	—	4,561	—	4,561
Other revenues	12,877	2,917	—	—	15,794

Total revenues	97,457	24,279	4,561	—	126,297
COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
Rental merchandise	26,039	6,477	—	—	32,516
Property and equipment	2,911	706	149	—	3,766
Amortization of goodwill and other intangibles	21	7	—	—	28
Cost of prepaid phone service	—	—	2,906	—	2,906
Salaries and wages	28,139	6,085	596	—	34,820
Advertising, net	4,112	1,234	7	—	5,353
Occupancy	7,163	1,783	50	—	8,996
Other operating expenses	20,591	4,722	629	—	25,942

Total costs and operating expenses	88,976	21,014	4,337	—	114,327

Operating income (loss)	8,481	3,265	224	—	11,970
OTHER INCOME (EXPENSE):
Interest expense	(7,392)	321	3	—	(7,068)
Interest income	5	—	1	—	6
Amortization of deferred financing costs	(280)	—	—	—	(280)
Other income (expense), net	(3,910)	94	(16)	—	(3,832)
Equity in net income of subsidiaries	3,945	—	—	(3,945)	—

Income (loss) before income taxes and discontinued operations	849	3,680	212	(3,945)	796
Income tax expense	1,395	—	—	—	1,395

Income (loss) before discontinued operations	(546)	3,680	212	(3,945)	(599)
Loss from discontinued operations	(180)	53	—	—	(127)

Net income (loss)	$(726)	$3,733	$212	$(3,945)	$(726)

RENT-WAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands, except per share data)
(Unaudited)

RENT-WAY, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE-MONTHS ENDED DECEMBER 31, 2004
(All dollars in thousands)

	Parent	Guarantor	Non-Guarantor		Rent-Way
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(14,439)	$2,743	$(70)	$—	$(11,766)

INVESTING ACTIVITIES:
Purchases of property and equipment	(3,797)	(518)	(94)	—	(4,409)
Investment in subsidiary	(45)	—	—	—	(45)

Net cash used in investing activities	(3,842)	(518)	(94)	—	(4,454)

FINANCING ACTIVITIES:
Proceeds from borrowings	41,000	—	—	—	41,000
Payments on borrowings	(13,005)	—	(5)	—	(13,010)
Payments on note for settlement of class action lawsuit	(1,000)	—	—	—	(1,000)
Payments on capital leases	(1,565)	(416)	—	—	(1,981)
Cash overdraft	(5,284)	—	—	—	(5,284)
Dividends paid	(399)	—	—	—	(399)

Net cash provided by (used in) financing activities	19,747	(416)	(5)	—	19,326

Increase (decrease) in cash and cash equivalents	1,466	1,809	(169)	—	3,106

Cash and cash equivalents at beginning of year	2,603	634	175	—	3,412

Cash and cash equivalents at end of year	$4,069	$2,443	$6	$—	$6,518

RENT-WAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands, except per share data)
(Unaudited)

RENT-WAY, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2004
(all dollars in thousands)

	Parent	Guarantor	Non-Guarantor		Rent-Way
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$2,603	$634	$175	$—	$3,412
Prepaid expenses	6,918	1,180	398	—	8,496
Income tax receivable	10	—	—	—	10
Rental merchandise, net	138,275	34,889	—	—	173,164
Rental merchandise credits due from vendors	2,592	650	—	—	3,242
Property and equipment, net	34,864	6,163	1,036	—	42,063
Goodwill	124,807	57,448	6,594	—	188,849
Deferred financing costs, net	7,420	—	—	—	7,420
Intangible assets, net	112	—	—	—	112
Other assets	2,331	325	1,231	—	3,887
Investment in subsidiaries	66,187	—	—	(66,187)	—

Total assets	$386,119	$101,289	$9,434	$(66,187)	$430,655

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable	$20,298	$4,325	$1,564	$—	$26,187
Other liabilities	43,871	9,162	2,130	—	55,163
Inter-company	(27,350)	25,278	2,072	—	—
Deferred tax liability	10,496	—	—	—	10,496
Debt	203,929	—	5	—	203,934

Total liabilities	251,244	38,765	5,771	—	295,780

Convertible redeemable preferred stock	19,790	—	—	—	19,790

SHAREHOLDERS’ EQUITY:
Common stock	304,395	75,248	1,600	(76,848)	304,395
Accumulated other comprehensive loss	(93)	—	—	—	(93)
Retained earnings (accumulated deficit)	(189,217)	(12,724)	2,063	10,661	(189,217)

Total shareholders’ equity	115,085	62,524	3,663	(66,187)	115,085

Total liabilities and shareholders’ equity	$386,119	$101,289	$9,434	$(66,187)	$430,655

RENT-WAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands, except per share data)
(Unaudited)

RENT-WAY, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE-MONTHS ENDED DECEMBER 31, 2003
(All dollars in thousands)

	Parent	Guarantor	Non-Guarantor		Rent-Way
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated

REVENUES:
Rental revenues	$81,863	$20,565	$—	$—	$102,428
Prepaid phone service	—	—	6,190	—	6,190
Other revenues	12,311	2,680	—	—	14,991

Total revenues	94,174	23,245	6,190	—	123,609
COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
Rental merchandise	26,162	6,710	—	—	32,872
Property and equipment	3,035	800	147	—	3,982
Amortization of goodwill and other intangibles	86	29	—	—	115
Cost of prepaid phone service	—	—	3,979	—	3,979
Salaries and wages	26,305	6,334	1,003	—	33,642
Advertising, net	5,595	39	495	—	6,129
Occupancy	6,446	2,153	102	—	8,701
Other operating expenses	19,998	4,809	863	—	25,670

Total costs and operating expenses	87,627	20,874	6,589	—	115,090

Operating income(loss)	6,547	2,371	(399)	—	8,519
OTHER INCOME (EXPENSE):
Interest expense	(8,169)	310	—	—	(7,859)
Interest income	769	—	1	—	770
Amortization and write-off of deferred financing costs	(344)	—	—	—	(344)
Other income (expense), net	(4,271)	35	—	—	(4,236)
Equity in net income of subsidiaries	1,705	—	—	(1,705)	—

Income (loss) before income taxes and discontinued operations	(3,763)	2,716	(398)	(1,705)	(3,150)
Income tax expense	1,395	—	—	—	1,395

Income (loss) before discontinued operations	(5,158)	2,716	(398)	(1,705)	(4,545)
Loss from discontinued operations	(659)	(613)	—	—	(1,272)

Net income (loss)	$(5,817)	$2,103	$(398)	$(1,705)	$(5,817)

RENT-WAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands, except per share data)
(Unaudited)

RENT-WAY, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE-MONTHS ENDED DECEMBER 31, 2003
(All dollars in thousands)

	Parent	Guarantor	Non-Guarantor		Rent-Way
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(22,469)	$2,222	$(44)	$—	$(20,291)

INVESTING ACTIVITIES:
Purchases of property and equipment	(1,721)	(203)	(57)	—	(1,981)

Net cash used in investing activities	(1,721)	(203)	(57)	—	(1,981)

FINANCING ACTIVITIES:
Proceeds from borrowings	64,000	—	—	—	64,000
Payments on borrowings	(29,255)	—	—	—	(29,255)
Payments on note for settlement of class action lawsuit	(1,000)	—	—	—	(1,000)
Payments on capital leases	(1,514)	(399)	—	—	(1,913)
Cash overdraft	(7,389)	—	—	—	(7,389)
Issuance of common stock	544	—	—	—	544
Dividends paid	(303)	—	—	—	(303)

Net cash provided by (used in) financing activities	25,083	(399)	—	—	24,684

Increase (decrease) in cash and cash equivalents	893	1,620	(101)	—	2,412

Cash and cash equivalents at beginning of year	1,803	882	618	—	3,303

Cash and cash equivalents at end of year	$2,696	$2,502	$517	$—	$5,715

17. RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”). SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. This Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently evaluating the provisions of this Statement and will be required to expense the fair value of the equity instruments awarded to employees over the requisite service period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management’s discussion and analysis is provided as a supplement to, and should be read in conjunction with, the unaudited financial statements and accompanying notes to the consolidated financial statements of Rent-Way.

OVERVIEW

     At December 31, 2004, Rent-Way operated 764 rental-purchase stores located in 33 states. The Company offers quality brand name home entertainment equipment, furniture, computers, major appliances, and jewelry to customers under full-service rental-purchase agreements that generally allow the customer to obtain ownership of the merchandise at the conclusion of an agreed upon rental period. The Company also provides prepaid local phone service to consumers on a monthly basis through DPI. DPI is a non-facilities based provider of local phone service.

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

     Operating results for the three-months ended December 31, 2004 are not indicative of results that may be expected for the fiscal year ending September 30, 2005 because of seasonality. The typical store experiences a slight decrease in the number of agreements during the summer months while, on balance, the rest of the year demonstrates growth in agreements. While there is constant turnover within the portfolio of rental agreements, the total number of rental agreements in a store does not change significantly. This stability in the number of rental agreements facilitates revenue forecasting.

     Through sales, closures and combinations, the number of stores operated by the Company has decreased from 1,062 as of September 30, 2002, to 764 as of December 31, 2004. The following table shows the number of stores opened, acquired, sold, closed and/or combined during this period.

	YEARS ENDED SEPTEMBER 30,		PERIOD ENDED
STORES	2003	2004	DECEMBER 31, 2004
Open at Beginning of Period	1,062	753	754
Opened	1	2	11
Locations Sold	(298)	0	0
Closed or Combined	(12)	(1)	(1)

Open at End of Period	753	754	764

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

CRITICAL ACCOUNTING POLICIES

The Company included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2004, a discussion of the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Changes to certain of these policies are discussed below.

Revenue. Rental merchandise is rented to customers pursuant to rental agreements, which provide for either weekly, biweekly, semi-monthly or monthly rental payments collected in advance. Beginning October 1, 2004, rental revenues are recorded in the period they are earned. Rental payments received prior to when they are earned are recorded as deferred rental revenue; and, a receivable is recorded for the rental revenues earned in the current period and received in the subsequent period. Prior to October 1, 2004, the Company recorded revenues on the cash basis as the difference between the cash and accrual basis did not produce materially different results. This change to the accrual basis of accounting for revenue recognition had the effect of decreasing earnings for a one-time adjustment of approximately $2.6 million, or approximately $0.10 per basic share, to record the impact of the change as of October 1, 2004.

Rental Merchandise and Rental Merchandise Depreciation. The Company uses the “units of activity” depreciation method for all rental merchandise except computers and computer games. Under the units of activity method, rental merchandise is depreciated as revenue is earned. Thus, rental merchandise is not depreciated during periods when it is not on rent and therefore not generating rental revenue. Personal computers are principally depreciated on the straight-line basis beginning on acquisition date over 24 months. Write-offs of rental merchandise arising from customers’ failure to return merchandise, obsolescence and losses due to excessive wear and tear of merchandise are recognized using the allowance method.

RESULTS OF OPERATIONS

As an aid to understanding the Company’s operating results, the following table expresses items of the Company’s unaudited consolidated statements of operations for the three-month periods ended December 31, 2004 and 2003 as a period-over-period percentage change.

	Three-months Ended
	December 31,		Percent Change
In thousands	2004	2003
REVENUES:
Rental revenue	$105,942	$102,428	3
Prepaid phone service revenue	4,561	6,190	(26)
Other revenue	15,794	14,991	5

Total revenues	126,297	123,609	2

COSTS AND OPERATING EXPENSES:
Depreciation and amortization
Rental merchandise	32,516	32,872	(1)
Property and equipment	3,766	3,982	(5)
Amortization of intangibles	28	115	(76)
Cost of prepaid phone service	2,906	3,979	(27)
Salaries and wages	34,820	33,642	4
Advertising	5,353	6,129	(13)
Occupancy	8,996	8,701	3
Other operating expenses	25,942	25,670	1

Total costs and operating expenses	114,327	115,090	(1)

Operating income	11,970	8,519	41
OTHER INCOME (EXPENSE):
Interest expense	(7,068)	(7,859)	10
Interest income	6	770	(99)
Amortization and write-off of deferred financing costs	(280)	(344)	19
Other income (expense)	(3,832)	(4,236)	10

Income before income taxes and discontinued operations	796	(3,150)	(75)
Income tax expense	1,395	1,395	—

Loss before discontinued operations	(599)	(4,545)	87
Loss from discontinued operations	(127)	(1,272)	90

Net loss	(726)	(5,817)	88
Dividend and accretion of preferred stock	(535)	(395)	(35)

Net loss allocable to common shareholders	$(1,261)	$(6,212)	80

COMPANY PERFORMANCE MEASURES

     Management uses a number of metrics to assess its performance. The following are the more important of these metrics:

•	Same store revenue is a measure that indicates whether the Company’s existing stores continue to grow. Same store revenues consists of revenues from stores in the household rental segment that have been operating for more than fifteen months and have had no changes affecting operations during that time, i.e. mergers, dispositions or acquisitions. Stores that experienced mergers, dispositions or acquisitions during that period are not included in the calculation of same store revenues. Same store revenues increased 3.4% period over period. This is attributable to the continuation of offering higher-end revenue-generating merchandise to customers, and increasing rental rates on certain products.

•	Gross weekly rental revenue, or GWRR, is a key measure of the Company’s growth. GWRR is the total potential rental revenue that could be collected from all active rental agreements based on a weekly payment cycle. This is monitored at the individual store level and Company level. Total GWRR was $9.1 million based on active agreements at December 31, 2004, versus $8.8 million for active agreements at December 31, 2003. This also is attributable to the continuation of offering higher revenue-generating merchandise to stores, and increasing rental rates on certain products.

•	Performance percentage is one metric the Company uses to measures overall operating performance. The Company defines performance percentage as total rental revenue collected as a percentage of total GWRR or, potential revenue. Performance percentage was 91.5% for the three-month period ended December 31, 2004 and 91.8% for the three-month period ended December 31, 2003. The performance percentage reflects the results of 766 stores and 754 stores for the three-month periods ended December 31, 2004 and 2003, respectively. Senior management, as well as store managers, use the Company’s computerized management information system to monitor cash collection on a daily basis. There are daily cash collections expectations conveyed to the field and closely monitored by senior management.

•	Rental merchandise depreciation as a percentage of rental revenue plus other revenue has long been an indicator of gross profit margins on rental contracts. The Company uses the units of activity depreciation method for all rental merchandise except computers and game systems, which are depreciated on the straight-line method. Under the units of activity method, rental merchandise is depreciated as revenue is earned. Thus, rental merchandise is not depreciated during periods when it is not on rent and therefore not generating rental revenue. Rental merchandise depreciation as a percentage of rental revenue plus other revenue was 26.7% for the three-month period ended December 31, 2004 versus 28.0% for the three-month period ended December 31, 2003. The Company added significantly more computers to the portfolio in fiscal year 2003 that are now becoming fully depreciated.

•	Operating income of the household rental segment is a key measure that management uses to monitor how revenue growth and cost control measures impact profitability. Operating income of the household rental segment was 9.8% of total revenue for the three-month period ended December 31, 2004 versus 7.7% of total revenues for the three-month period ended December 31, 2003. This is attributable to the continuation of offering higher-end revenue-generating merchandise to customers, increasing rental rates on certain products, managing daily cash collections, and holding the field and corporate more accountable for budgets and cost management.

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

COMPARISON OF THREE-MONTHS ENDED DECEMBER 31, 2004 AND 2003

Total revenues. Total revenues increased $2.7 million to $126.3 million from $123.6 million. Rental revenue increased by $3.5 million, which is attributable to the continuation of offering high revenue-generating merchandise to stores and increasing rental rates on certain products. The $3.5 million increase in rental revenue was offset by $1.6 million decrease in prepaid phone service revenue attributable to a loss of customers year over year.

Rental Merchandise Depreciation. Rental merchandise depreciation as a percentage of rental revenue plus other revenue was 26.7% for the three months ended December 31, 2004 versus 28.0% for the three months ended December 31, 2003. This decrease is primarily driven by the purchasing cycle for computer merchandise. The Company added significantly more computers to the portfolio in fiscal year 2003 that are now becoming fully depreciated.

Cost of Prepaid Phone Service. The cost of prepaid phone service decreased to $2.9 million from $4.0 million. The decrease in costs is due to a general decrease in the customer base year over year.

Salaries and Wages. Salaries and wages increased to $34.8 million from $33.6 million. This 4% increase is generally due to annual increases in wages and salaries and an increase in headcount year over year as a result of the new store initiative.

Advertising. Advertising expense decreased $0.7 million to $5.4 million from $6.1 million. This decrease is primarily due to a reduction in television advertising.

Occupancy. Occupancy expense increased to $9.0 million from $8.7 million primarily due to general rent increases, increases in maintenance expense resulting from a strategic initiative to improve the appearance and consistency of the Company’s stores, and the opening of new stores.

Other Operating Expense. Other operating expense increased to $25.9 million from $25.7 million. This increase is principally due to an increase in postage related to local store marketing and the use of temporary labor, some of which is related to opening new stores.

Interest Expense. Interest expense decreased to $7.1 million from $7.9 million. This decrease is primarily due to reduction of debt year over year.

Other Income (Expense), Net. Other expense was $3.8 million for the three-months ended December 31, 2004, compared to $4.2 million for the three-months ended December 31, 2003. This change is primarily due to the change in the fair market value of the convertibility feature of the convertible redeemable preferred stock derivative, which resulted in expense of $2.2 million in the three-month period ended December 31, 2004, compared to $5.7 million expense for the three-month period ended December 31, 2003. This was offset by $2.6 million expense for the one-time adjustment to record the impact of the change in accounting method for revenue recognition at October 1, 2004.

Income Tax Expense. The Company recorded income tax expense of $1.4 million during the first quarter of fiscal 2005 and 2004, due to the Company’s inability to record the reversal of the deferred tax liability associated with tax deductible goodwill to offset a portion of its deferred tax asset following the adoption of SFAS 142.

Loss From Discontinued Operations. The loss from discontinued operations was insignificant for the three-months ended December 31, 2004 as compared to $1.3 million for the same period ended December 31, 2003. The decrease in discontinued operations is primarily due to the write-off of leasehold improvements of $1.0 million in the three-month period ended December 31, 2003.

Net Loss. The Company generated a net loss of $0.7 million in the three-month period ended December 31, 2004 as a result of the factors described above compared to net loss of $5.8 million in the same period last year.

Net Loss Allocable To Common Shareholders. On June 2, 2003, the Company issued 1,500 shares of convertible redeemable preferred stock for $10,000 per share and a one-year option to purchase an additional 500 shares of convertible redeemable preferred stock. As of June 30, 2004, the option was fully exercised. The dividend and the accretion of preferred stock totaled $0.5 million and $0.4 million and were charged to the accumulated deficit, and reduced net income allocable to common shareholders for the period ended December 31, 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company’s capital requirements relate primarily to purchasing additional rental merchandise, replacing rental merchandise that has been sold or is no longer suitable for rent and new store openings. The Company’s principal sources of liquidity are cash flows from operations, debt capacity available under its revolving credit facility and available cash reserves.

     Cash flows from operating activities The Company’s statements of cash flows are summarized as follows:

In thousands	For the Three Months Ended December 31
	2004	2003
Net cash used in operating activities	$(11,766)	$(20,291)

     Cash flows used in operating activities decreased by $8.5 million period over period. The key components of this decrease was $5.0 million increased profits and the decrease in rental merchandise purchases period over period.

     Cash flows from investing activities. The Company’s statement of cash flows are summarized as follows:

In thousands	For the Three-Months Ended December 31,
	2004	2003
Purchase of businesses, net of cash acquired	$(45)	$—
Purchases of property and equipment	(4,409)	(1,981)

Net cash used in investing activities	$(4,454)	$(1,981)

     Purchases of property and equipment accounted for the most significant increases in investing activities. The increase in purchases of property and equipment is due to the Company’s effort to open new stores and improve the appearance of its stores through leasehold improvements.

Financing Activities. The Company’s statement of cash flows are summarized as follows:

In thousands	For the Three-Months Ended December 31,
	2004	2003
Proceeds from borrowings	$41,000	$64,000
Payments on borrowings	(13,010)	(29,255)
Payments on class action lawsuit note payable	(1,000)	(1,000)
Payments on capital leases	(1,981)	(1,913)
Cash overdraft	(5,284)	(7,389)
Issuance of common stock	—	544
Dividends paid	(399)	(303)

Net cash provided by financing activities	$19,326	$24,684

     Proceeds and payments on borrowings included both short-term and long-term financing activities. On December 31, 2004, the Company had $28.7 million available of its $60.0 million bank revolving credit facility. There was a $28.0 million balance outstanding on the bank revolving credit facility and there were $3.3 million letters of credits outstanding.

     The Company is in compliance with all covenants at December 31, 2004, and expects to be able to comply with covenants based upon its fiscal 2005 projections. In December 2004, the Company amended its bank credit facility to change the financial covenants to allow for the effect of opening new stores. The leverage ratio and minimum financial EBITDA covenants were amended as shown in the financial covenants required under the credit facility included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

     The Company’s revolving credit facility contains several financial covenants related to ratio requirements for leverage, fixed coverage, rental merchandise inventory, and thresholds for capital expenditures, consolidated net worth and minimum EBITDA. These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.

     The secured notes contain covenants that, among other things, limit the Company’s ability to incur additional debt, make restricted payments, incur any additional liens, sell certain assets, pay dividend distributions from restricted subsidiaries, transact with affiliates, conduct certain sale and leaseback transactions and use excess cash flow.

     The terms of the Company’s revolving credit facility and the indenture governing the senior notes do not fully prohibit the Company or its subsidiaries from incurring additional debt. As a result, the Company may be able to incur additional debt in the future.

     The Company paid $1.0 million on the note payable from settlement of the class action lawsuit related to accounting improprieties during the three months ended December 31, 2004.

     Financial Condition. The increase in debt is a $28.0 million increase in the bank revolving credit facility, which was primarily used to fund rental merchandise purchases. The first fiscal quarter is typically the period with the highest volume of rental merchandise purchases due to buying for the holiday season.

     Off Balance Sheet Arrangements. The Company is not subject to any off-balance sheet arrangements within the meaning of Rule 303(a)(4) of Regulation S-K.

     Contractual Obligations. The following table presents obligations and commitments to make future payments under contracts and contingent commitments at December 31, 2004:

		Due in less	Due in	Due in	Due after
Contractual Cash Obligations (In thousands)	Total	than one year	1-3 years	4-5 years	5 years
Debt (1)	$229,973	$28,000	$—	$—	$201,973
Capital lease obligations	16,435	5,663	10,752	20	—
Operating leases	182,978	27,284	78,740	44,382	32,572
Notes payable	47	23	24	—	—
Settlement of class action lawsuit (2)	1,000	1,000	—	—	—

Total cash obligations	$430,433	$61,970	$89,516	$44,402	$234,545

(1)	Consists of senior secured notes, net of discount. The Company’s $60.0 million revolving bank credit facility was at $28,000 at December 31, 2004. The short-term loans from the revolving bank credit facility are renewable throughout the term of the bank facility which expires June 2, 2008.

(2)	Consists of principal due on outstanding note.

	Amount of Commitment Expiration Per Period
	Total Amounts	Less than			Over
Other Commercial Commitments (In thousands)	Committed	one year	1-3 years	4-5 years	5 years
Lines of credit	$—	$—	$—	$—	$—
Standby letters of credit	3,290	3,290	—	—	—
Guarantees	—	—	—	—	—

Total commercial commitments	$3,290	$3,290	$—	$—	$—

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

     Recent Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”). SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. This Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently evaluating the provisions of this Statement and will be required to expense the fair value of the equity instruments awarded to employees over the requisite service period.

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

     The degree to which the Company is leveraged could have other important consequences to holders of the common stock, including the following:

•	The Company must dedicate a substantial portion of its cash flow from operations to the payment of principal and interest on debt and dividends on the Series A preferred stock, and, under the indenture for the Company’s $205 million of senior notes, must make an offer to purchase senior notes on an annual basis from excess cash flow, reducing the funds available for operations;

•	The Company’s ability to obtain additional financing is limited;

•	The Company’s flexibility in planning for, or reacting to, changes in the markets in which the Company competes is limited;

•	The Company is at a competitive disadvantage relative to competitors with less indebtedness; and

•	The Company is rendered more vulnerable to general adverse economic and industry conditions.

The Company’s revolving credit facility imposes restrictions that limit operating and financial flexibility.

     Covenants in the Company’s revolving credit facility will restrict the Company’s ability to:

•	incur liens and debt,

•	pay dividends;

•	make redemptions and repurchases of capital stock;

•	make loans, investments and capital expenditures;

•	prepay, redeem or repurchase debt;

•	engage in mergers, consolidations, asset dispositions, sale-leaseback transactions and affiliate transactions; and

•	change the business.

     These covenants will also require the Company to maintain compliance with financial ratios, each as defined in the credit facility, such as a minimum fixed charge coverage ratio, a maximum leverage ratio, a minimum rental merchandise usage ratio, and minimum levels of net worth and monthly EBITDA, among others. If the Company is unable to meet the terms of these covenants or if the Company breaches any of these covenants, a default could result under the credit facility. A default, if not waived by the Company’s lenders, could impair the Company’s ability to borrow additional funds under the credit facility and could result in outstanding amounts there under becoming immediately due and payable. If acceleration occurs, the Company may not be able to repay its debt and the Company may not be able to borrow sufficient additional funds to refinance the debt. If the Company is unable to repay outstanding amounts under the revolving credit facility, the holders of the debt could foreclose on the Company’s assets securing this debt.

Restrictive covenants in the indenture for the Company’s senior notes may also limit operating and financial flexibility.

     The terms of the indenture for the senior notes contain a number of operating and financial covenants that will restrict the Company’s ability to, among other things:

•	incur additional debt;

•	pay dividends or make other restricted payments;

•	create or permit certain liens;

•	sell assets;

•	create or permit restrictions on the ability of restricted subsidiaries to pay dividends or make other distributions to the Company or grant liens to secure debt under the indenture;

•	enter into transactions with affiliates;

•	enter into sale and leaseback transactions; and

•	consolidate or merge with or into other companies or sell all or substantially all of the Company’s assets.

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

     The Company may still be able to incur additional debt, which could increase the risks described above. The terms of the Company’s revolving credit facility and the indenture governing the senior notes do not fully prohibit the Company or its subsidiaries from incurring additional debt. As a result, the Company may be able to incur additional debt in the future. If the Company does so, the risks described above could intensify.

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

     If the Company does not have sufficient capital, the Company may not be able to operate the business successfully. The Company’s capital needs are significant. The Company needs capital:

•	to purchase new rental merchandise for stores;

•	to service debt; and

•	to open or acquire new stores.

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

     Since a substantial portion of the Company’s assets consists of intangible assets, the value of some of these intangible assets may not be realized. A substantial portion of the Company’s assets consist of intangible assets, including goodwill and covenants not to compete relating to acquired stores. The value of the Company’s intangible assets may not be realized on sale, liquidation or otherwise. The Company will also be required to reduce the carrying value of intangible assets if their value becomes impaired. This type of reduction could reduce earnings significantly.

     If the Company is unable to offer new products or services or to continue strategic relationships with suppliers, the Company may be unable to attract new customers and to maintain existing customers. New product offerings help the Company attract new customers and satisfy the needs and demands of existing customers. The Company’s new product offerings may be unsuccessful for several reasons, including:

•	The Company may have overestimated customers’ demand for these products;

•	The Company may have mispriced these products given limited experience with them;

•	The Company may have underestimated the costs required to support new product offerings;

•	The Company may have underestimated the difficulty in training store personnel to sell and service these products;

•	The Company may incur disruptions in relationships with suppliers of these new products;

•	The Company may experience a decrease in demand due to technological obsolescence of some of new products; and

•	The Company may face competition from current rental-purchase competitors and other retailers who offer similar products to their customers.

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

     A number of other factors could also affect the Company’s ability to open new profitable stores consistent with its strategy. These factors include:

•	continued customer demand for the Company’s products at levels that can support acceptable profit margins;

•	the hiring, training and retaining of skilled personnel;

•	the availability of adequate management and financial resources;

•	the ability and willingness of suppliers to supply merchandise on a timely basis at competitive prices

•	the identification and acquisition of suitable sites and the negotiation of acceptable leases for such sites; and

•	non-compete provisions of Company agreements to sell stores under which the Company agrees not to open new stores within specified radius of the store sold.

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

     The Company is dependent on its management team, and the loss of their services may result in poor business performance including lower revenues and operating income. The success of the Company’s business is materially dependent upon the continued services of its management team. The loss of key personnel could result in poor performance including lower revenues, lower operating income and loss of employee and supplier confidence. Additionally, the Company cannot assure that it will be able to attract or retain other skilled personnel in the future. The Company does not maintain key-man life insurance policies on any member of its management team.

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

     The Company faces intense competition in the rental-purchase industry, which could reduce its market share in existing markets and affect its entry into new markets. The Company competes with other rental-purchase businesses, and, to a lesser degree, with rental stores that do not offer their customers a purchase option as well as with traditional retail businesses that offer an installment sales program or offer comparable products and prices. Competition with these businesses is based primarily on customer service, although competition with other rental-purchase businesses is also based on prices, terms, product selection and product availability. The Company’s inability to compete effectively with other businesses and other rental stores could cause customers to choose these other businesses or rental stores for their rental-purchase needs. The Company’s largest industry competitor is Rent-A-Center, Inc. Rent-A-Center is national in scope and has significantly greater financial resources and name recognition than the Company. As a result, Rent-A-Center may be able to adapt more quickly to changes in customer requirements and may also be able to devote greater resources to the promotion and rental of its products.

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

At December 31, 2004, the Company had swap agreements with total notional principal amounts of $40.0 million, which effectively fixed the interest rate on obligations in the notional amount of $28.0 million of debt under the $60.0 million revolving credit facility. The swap agreements lock in a LIBOR rate ranging from 6.88% to 6.97% and mature in August 2005. Falling interest rates and/or a flattening of the yield curve will negatively impact the market value of the interest rate swaps. Changes in the valuation of such swap agreements are recorded directly to earnings. The face value of interest rate swap agreements was a liability of approximately $1.0 million at December 31, 2004. A 1% adverse change in the interest rates on variable rate obligations would affect pre-tax earnings by approximately $0.4 million.

The Company does not enter into derivative financial instruments for trading or speculative purposes. Currently, and since June 2, 2003, the Company is over-hedged because of the refinancing. The existing interest rate swaps hedged a portion of the previous LIBOR debt. As a result of the refinancing, the only LIBOR debt the Company has is the $60.0 million revolver credit facility, of which $28.0 million was outstanding at December 31, 2004. The Company will reduce its interest rate swap position as they mature through August 2005 because of the current cost to terminate those agreements.

ITEM 4. CONTROLS AND PROCEDURES

A.	Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that this information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

B.	Changes in Internal Control over Financial Reporting. There has not been any change in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II —OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is subject to litigation in the ordinary course of business. The Company believes the ultimate outcome of any existing litigation would not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

ITEM 6. EXHIBITS

     See exhibit index.

(1)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rent-Way, Inc.
(Registrant)

By: /s/ William A. McDonnell
February 7, 2005

Date		(Signature)
William A. McDonnell
Vice President and Chief Financial Officer

By: /s/ John A. Lombardi
February 7, 2005

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