Form 10-Q
period 2005-03-31
RENT WAY INC
filed 2005-05-10
CIK 893046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 6 , 2005

Common Stock	26,248,676

RENT-WAY, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RENT-WAY, INC.

CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share data)

	March 31	September 30,
	2005	2004
	(unaudited)	(unaudited)
		(restated)
ASSETS

Cash and cash equivalents	$3,445	$3,412
Prepaid expenses	9,633	8,496
Rental merchandise, net	196,550	173,929
Rental merchandise credits due from vendors	2,784	3,242
Property and equipment, net	45,208	39,542
Goodwill	188,849	188,849
Deferred financing costs, net	6,854	7,420
Intangible assets, net	56	112
Other assets	5,802	6,126

Total assets	$459,181	$431,128

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable	$25,099	$26,187
Other liabilities	62,465	61,484
Deferred tax liability	13,285	10,496
Debt	221,116	203,934

Total liabilities	321,965	302,101

Contingencies	—	—

Convertible redeemable preferred stock	21,641	19,790

Shareholders’ equity:
Preferred stock, without par value; 1,000,000 shares authorized; 2,000 and 2,000 shares issued and outstanding as Series A convertible preferred shares	—	—
Common stock, without par value; 50,000,000 shares authorized; 26,243,676 and 26,243,676 shares issued and outstanding, respectively	304,403	304,395
Accumulated other comprehensive loss	(37)	(93)
Accumulated deficit	(188,791)	(195,065)

Total shareholders’ equity	115,575	109,237

Total liabilities and shareholders’ equity	$459,181	$431,128

The accompanying notes are an integral part of these financial statements.

RENT-WAY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands, except per share data)
(Unaudited)

	Three-months Ended		Six-months Ended
	March 31,		March 31,
	2005	2004	2005	2004
		(Restated)	(Restated)	(Restated)
REVENUES:
Rental revenue	$114,199	$111,251	$220,141	$213,304
Prepaid phone service revenue	4,742	6,884	9,304	13,074
Other revenues	17,257	17,188	33,050	32,128

Total revenues	136,198	135,323	262,495	258,506

COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
Rental merchandise	36,005	37,151	68,521	69,921
Property and equipment	3,902	4,040	8,413	8,406
Amortization of intangibles	28	110	56	224
Cost of prepaid phone service	2,871	4,952	5,777	8,931
Salaries and wages	34,764	33,711	69,584	67,317
Advertising, net	4,733	4,272	10,085	10,401
Occupancy	9,289	8,452	18,349	16,867
Restructuring costs	—	—	—	48
Other operating expenses	30,305	27,562	56,247	53,162

Total costs and operating expenses	121,897	120,250	237,032	235,277

Operating income	14,301	15,073	25,463	23,229

OTHER INCOME (EXPENSE):
Interest expense	(7,291)	(7,662)	(14,358)	(15,521)
Interest income	7	14	13	784
Amortization of deferred financing costs	(285)	(264)	(565)	(522)

Other income (expense)	1,025	1,229	(239)	(3,093)

Income before income taxes and discontinued operations	7,757	8,390	10,314	4,877
Income tax expense	1,395	1,395	2,790	2,790

Income before discontinued operations	6,362	6,995	7,524	2,087
Loss from discontinued operations	(53)	(437)	(181)	(1,710)

Net income	6,309	6,558	7,343	377
Dividend and accretion of preferred stock	(534)	(403)	(1,069)	(798)

Net income (loss) allocable to common shareholders	$5,775	$6,155	$6,274	$(421)

EARNINGS (LOSS) PER COMMON SHARE (NOTE 5):

Basic earnings (loss) per common share:
Income before discontinued operations	$0.24	$0.27	$0.29	$0.08

Net income (loss) allocable to common shareholders	$0.22	$0.24	$0.24	$(0.02)

Diluted earnings (loss) per common share:
Income before discontinued operations	$0.19	$0.23	$0.28	$0.08

Net income (loss) allocable to common shareholders	$0.19	$0.22	$0.23	$(0.02)

Weighted average common shares outstanding:
Basic	26,244	26,172	26,244	26,125

Diluted	29,992	30,026	26,728	26,125

The accompanying notes are an integral part of these financial statements.

RENT-WAY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)
(Unaudited)

	Six-months Ended
	March 31,
	2005	2004
	(Restated)	(Restated)
OPERATING ACTIVITIES:
Net income	$7,343	$377
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	181	1,710
Depreciation and amortization	77,808	79,154
Deferred income taxes	2,790	2,790
Market adjustment for interest rate swap derivative	(1,028)	(1,898)
Market adjustment for preferred stock conversion option derivative	1,581	5,702
Write-off of property and equipment	106	187
Changes in assets and liabilities:
Restricted cash	—	10,000
Prepaid expenses	(1,139)	(3,128)
Rental merchandise	(91,142)	(76,529)
Rental merchandise deposits and credits due from vendors	458	571
Income tax receivable	—	4,223
Other assets	325	(1,063)
Accounts payable	4,902	(8,688)
Other liabilities	274	(11,030)

Net cash provided by continuing operations	2,459	2,378
Net cash used in discontinued operations	(181)	(683)

Net cash provided by operating activities	2,278	1,695

INVESTING ACTIVITIES:
Purchase of business, net of cash acquired	(75)	—
Purchases of property and equipment	(8,539)	(3,693)

Net cash used in investing activities	(8,614)	(3,693)

FINANCING ACTIVITIES:
Proceeds from borrowings	55,000	78,000
Payments on borrowings	(37,016)	(69,009)
Payments on note for settlement of class action lawsuit	(1,000)	(1,000)
Payments on capital leases	(3,832)	(3,855)
Cash overdraft	(5,989)	(2,118)
Issuance of common stock	8	802
Proceeds from convertible preferred stock	—	1,330
Dividends paid on convertible redeemable preferred stock	(802)	(605)
Deferred financing costs	—	(35)

Net cash provided by financing activities	6,369	3,510

Increase in cash and cash equivalents	33	1,512

Cash and cash equivalents at beginning of period	3,412	3,303

Cash and cash equivalents at end of period	$3,445	$4,815

The accompanying notes are an integral part of these financial statements.

RENT-WAY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands , except per share data)
(Unaudited)

1. SUMMARY OF CRITICAL ACCOUNTING POLICIES:

BUSINESS AND ORGANIZATION. Rent-Way, Inc. (the “Company” or “Rent-Way”) is a corporation organized under the laws of the Commonwealth of Pennsylvania. The Company operates a chain of stores that rent durable household products such as home entertainment equipment, furniture, major appliances, computers, and jewelry to consumers on a weekly or monthly basis in thirty-four states. The stores are primarily located in the Midwestern, Eastern and Southern regions of the United States. The Company also provides prepaid local phone service to consumers on a monthly basis through its majority-owned subsidiary, dPi Teleconnect, LLC (“DPI”).

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

These financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2004. Certain information included in that Form 10-K will be restated as a result of the lease and revenue recognition adjustments discussed in Note 2 below.

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

CONVERTIBLE REDEEMABLE PREFERRED STOCK. On June 2, 2003, the Company sold $15,000 in newly authorized convertible redeemable preferred stock through a private placement. The proceeds of $14,161, net of issuance costs of $839, were used to repay the previous senior credit facility. During the fiscal quarter ended June 30, 2004, the Company sold an additional $5,000 of convertible redeemable preferred stock through the same private placement. The proceeds were used in operations. The net proceeds are classified outside of permanent equity because of the mandatory redemption date and other redemption provisions. (See Note 10).

STATEMENT OF CASH FLOWS INFORMATION. Cash and cash equivalents consist of cash on hand and on deposit and represent highly liquid investments with maturities of three-months or less when purchased. Cash equivalents are stated at cost, which approximates market value. The Company maintains deposits with several financial institutions. The Federal Deposit Insurance Corporation does not insure deposits in excess of $100 and mutual funds. Supplemental disclosures of cash flow information for the six-months ended March 31, 2005 and 2004 are as follows:

	Six-months ended March 31,
	2005	2004
CASH PAID DURING THE PERIOD FOR:
Interest	$14,490	$16,548
Income taxes (refunds)	—	(4,223)
NONCASH INVESTING ACTIVITIES:
Assets acquired under capital lease	5,644	6,600

RENT-WAY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands , except per share data)
(Unaudited)

At March 31, 2005 and September 30, 2004, cash overdrafts of $7,302 and $1,312, respectively, were included in accounts payable in the accompanying Consolidated Balance Sheets.

RENTAL MERCHANDISE, RENTAL REVENUE AND DEPRECIATION. Rental merchandise is rented to customers pursuant to rental agreements, which provide for either weekly, biweekly, semi-monthly or monthly rental payments collected in advance. Rental revenues are recorded in the period they are earned. Rental payments received prior to when they are earned are recorded as deferred rental revenue and a receivable is recorded for the rental revenues earned in the current period and received in the subsequent period (See Note 2).

Merchandise rented to customers or available for rent is classified in the consolidated balance sheet as rental merchandise and is valued at cost on a specific identification method. Write-offs of rental merchandise arising from customers’ failure to return merchandise and losses due to excessive wear and tear of merchandise are recognized using the allowance method.

The Company uses the “units of activity” depreciation method for all rental merchandise except computers and electronic game systems. Under the units of activity method, rental merchandise is depreciated as revenue is earned. Thus, rental merchandise is not depreciated during periods when it is not on rent and therefore not generating rental revenue. Personal computers are principally depreciated on the straight-line basis over 24 months beginning on the acquisition date.

DEFERRED FINANCING COSTS. Deferred financing costs consists of bond issuance costs and loan origination costs incurred in connection with the sale of $205,000 of senior secured notes and a new $60,000 revolving credit facility that was closed June 2, 2003. The bond issuance costs of $6,704 are amortized using the effective interest method over the seven-year term of the bonds. The loan origination costs of $2,062 are amortized on a straight-line basis over the five-year bank credit agreement. Deferred financing cost amortization was $285 and $264 for the three-month periods and $565 and $522 for the six-month period ended March 31, 2005 and 2004, respectively.

COMPANY HEALTH INSURANCE PROGRAM. The Company determines its insurance liability based on funding factors determined by cost plus rates for a fully insured plan and monthly headcount. The contracted rate is determined based on experience, prior claims filed and an estimate of future claims. A retrospective adjustment for over (under) funding of claims is recorded when determinable and probable.

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

For fiscal years 2000 and 1998, the Company was insured under deductible programs with aggregate stop loss coverage on major claims. Claims within the insured deductible limits that were less than stop loss aggregates, were funded as claims developed using AM Best loss development factors. The fiscal 1999 worker’s compensation insurance had no aggregate retention and was funded as claims developed using AM Best loss development factors. Reserves were developed by independent actuaries and totaled $742 and $994 at March 31, 2005 and September 30, 2004, respectively.

OPERATING LEASES AND DEPRECIATION OF LEASEHOLD IMPROVEMENTS. Rent expense for operating leases, which may have escalating rentals over the term of the lease, is recorded on a straight-line basis over the initial lease term. The initial lease term includes the “build out” period of leases, where no rent payments are typically due under the terms of the lease. The difference between rent expense and rent paid is recorded as a deferred rent liability and is included in the consolidated balance sheets. Construction allowances received from landlords are recorded as a deferred rent liability and amortized to rent expense over the initial term of the lease. The Company’s statement of cash flows reflects the receipt of construction allowances as an increase in cash flows from operating activities. Depreciation of leasehold improvements is over the shorter of the term of the lease (and those renewal periods that are reasonably assured) or the asset’s useful economic life (See Note 2).

DISCONTINUED OPERATIONS. On February 8, 2003, the Company sold rental merchandise and related contracts of 295 stores to Rent-A-Center, Inc. Rent-A-Center, Inc. purchased certain fixed assets and assumed related store leases of 125 of these stores. Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of this component have been segregated from those of continuing operations and are presented in the Company’s financial statements as discontinued operations (see

RENT-WAY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands , except per share data)
(Unaudited)

Note 3).

2. RESTATEMENT OF PRIOR FINANCIAL INFORMATION

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the Center for Public Company Audit Firms of the American Institute of Certified Public Accountants, which clarified existing generally accepted accounting principles applicable to leases and leasehold improvements. After conducting an internal review of its lease accounting procedures, the Company determined that its historical accounting for leases was not consistent with the accounting principles described in the SEC’s letter. To correct its accounting, the Company has reviewed its property lease portfolio and has restated its financial results for the prior periods presented in this report. The Company will also be restating the financial results contained in its Annual Report on Form 10-K for the year ended September 30, 2004 and its From 10-Q for the quarter ended December 31, 2004. In determining to restate, the Company reviewed the accounting for “rent holidays”, lives used in the calculation of the depreciation of leasehold improvements and accounting for tenant allowances. During the fiscal quarter ended December 31, 2004, the Company changed its revenue recognition policy from cash to the accrual basis of accounting. The Company recorded an adjustment of $2,568, which had the effect of decreasing earnings in that fiscal quarter. The Company reversed this adjustment recorded during the first fiscal quarter ended December 31, 2004, and included this change to the accrual basis for revenue recognition in the restatement of its financial statements.

The following is a summary of the impact of the restatement of the Company’s consolidated balance sheet at September 30, 2004, the consolidated statements of operations for the three and six-month periods ended March 31, 2004, and the consolidated statements of cash flows for the six-month periods ended March 31, 2004.

Consolidated Balance Sheet
Fiscal Year Ended September 30, 2004

	Before
	Restatement	Adjustments	As Restated
Rental merchandise, net	$173,164	$765	$173,929
Property and equipment, net	42,063	(2,521)	39,542
Other Assets	3,896	2,230	6,126
Total Assets	430,655	473	431,128
Other Liabilities	55,163	6,321	61,484
Accumulated Deficit	(189,217)	(5,848)	(195,065)
Total shareholders equity	115,085	(5,848)	109,237
Total liabilities and shareholders’ equity	$430,655	$473	$431,128

Consolidated Statements of Operations

	Three Month Period Ended March 31, 2004
	Before
	Restatement	Adjustments	As Restated
Rental Revenue	$111,126	$125	$111,251
Other Revenue	17,035	153	17,188
Total Revenue	135,045	278	135,323
Rental merchandise depreciation	37,131	20	37,151
Property and equipment depreciation	3,741	299	4,040
Salaries and wages	33,598	113	33,711

Occupancy	8,495	(43)	8,452
Other operating expenses	27,505	57	27,562
Operating income	15,241	(168)	15,073

RENT-WAY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands , except per share data)
(Unaudited)

	Three Month Period Ended March 31, 2004
	Before
	Restatement	Adjustments	As Restated
Net income	6,726	(168)	6,558
Basic net income allocable to common shareholders per common share	$0.24	$—	$0.24
Diluted net income allocable to common shareholders per common share	$0.22	$—	$0.22

Six Month Period Ended March 31, 2004

Consolidated Statements of Operations

	Before
	Restatement	Adjustments	As Restated
Rental Revenue	$213,554	$(250)	$213,304
Other Revenue	32,026	102	32,128
Total Revenue	258,654	(148)	258,506
Rental merchandise depreciation	70,003	(82)	69,921
Property and equipment depreciation	7,723	683	8,406
Salaries and wages	67,240	77	67,317
Occupancy	17,196	(329)	16,867
Other operating expenses	53,128	34	53,162
Operating income	23,760	(531)	23,229
Net income	908	(531)	377
Basic net income (loss) allocable to common shareholders per common share	$0.00	$(0.02)	$(0.02)
Diluted net income (loss) allocable to common shareholders per common share	$0.00	$(0.02)	$(0.02)

Consolidated Statements of Cash Flows

Six Month Period Ended March 31, 2004

	Before
	Restatement	Adjustments	As Restated
Net cash provided by operating activities	$1,695	$—	$1,695
Net cash used for investing activities	$3,693	—	$3,693

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

RENT-WAY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands , except per share data)
(Unaudited)

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

Related operating results have been reported as discontinued operations in accordance with SFAS 144. The Company has reclassified the results of operations of the component disposed for the prior periods in accordance with provisions of SFAS 144. There have been no corporate expenses included in expenses from discontinued operations. Interest on debt that was required to be repaid as a result of the disposal transaction was allocated to income (loss) from discontinued operations. The effective interest rate on the outstanding debt of the Company at the time of the disposal was applied to the $68,643 estimated debt pay-down from the proceeds. There was no interest reclassified to loss from discontinued operations for the six-months ended March 31, 2005 and 2004. Revenues and net income (loss) from the discontinued operations were as follows:

	Three-months Ended March 31,		Six-months Ended March 31,
	2005	2005	2005	2004
Operating expenses from discontinued operations (including exit costs) (1)	$(53)	$(437)	$(181)	$(1,710)

Net loss from discontinued operations	$(53)	$(437)	$(181)	$(1,710)

(1)	The Company recorded exit costs associated with the operation and transition of the stores to Rent-A-Center, Inc. for 30 days after closing, and monthly rent and common area maintenance charges until leases are terminated or expired, in accordance with SFAS 146. This includes a $1,027 write-off of leasehold improvements for the six-months ended March 31, 2004.

There were no assets or liabilities held for sale included in the Consolidated Balance Sheet as of March 31, 2005, and September 30, 2004.

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

	Fixed	Lease
	Asset	Obligation
	Write Offs	Costs	Total
Balance at September 30, 2004	$—	$209	$209
Fiscal 2005 Provision	17	25	42
Amount Utilized in 2005	(17)	(169)	(186)

Balance at March 31, 2005	$—	$65	$65

Lease termination costs will be paid according to the contract terms.

5. EARNINGS (LOSS) PER COMMON SHARE:

Basic earnings (loss) per common share is computed using income (loss) allocable to common shareholders divided by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed using income (loss) allocable to common shareholders and the weighted average number of shares outstanding adjusted for the potential impact of options, warrants, conversion of convertible redeemable preferred stock, convertible preferred stock conversion derivative, dividends on convertible preferred stock and accretion of convertible preferred stock discount where the effects are dilutive. Because operating results were a loss for the six-months ended March 31, 2004, basic and diluted loss per common share were the same.

RENT-WAY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands , except per share data)
(Unaudited)

The following table discloses the reconciliation of numerators and denominators of the basic and diluted earnings (loss) per share computation :

	Three-months Ended March 31,		Six-months Ended March 31,
	2005	2004	2005	2004
		(Restated)	(Restated)	(Restated)
COMPUTATION OF EARNINGS (LOSS) PER SHARE:
BASIC
Income before discontinued operations	$6,362	$6,995	$7,524	$2,087
Loss from discontinued operations	(53)	(437)	(181)	(1,710)

Net income	6,309	6,558	7,343	377
Dividend and accretion of preferred stock	(534)	(403)	(1,069)	(798)

Net income (loss) allocable to common shareholders	$5,775	$6,155	$6,274	$(421)

Weighted average common shares outstanding	26,244	26,172	26,244	26,125

Earnings (loss) per share:
Income before discontinued operations	$0.24	$0.27	$0.29	$0.08

Loss from discontinued operations	—	(0.02)	(0.01)	(0.07)
Dividend and accretion of preferred stock	(0.02)	(0.01)	(0.04)	(0.03)

Net income (loss) allocable to common shareholders	$0.22	$0.24	$0.24	$(0.02)

DILUTED
Net income (loss) allocable to common shareholders for basic earnings (loss) per share	$5,775	$6,155	$6,274	$(421)
Plus: Impact of assumed conversion:
Conversion derivative market value adjustment (1)	(610)	(1)	—	—
Dividends on 8% convertible preferred stock (1)	394	302	—	—
Accretion to preferred stock redemption amount (1)	140	101	—	—

Net income (loss) allocable to common shareholders for diluted earnings (loss) per share and assumed conversion	$5,699	$6,557	$6,274	$(421)

Weighted average common shares used in calculating basic earnings (loss) per share	26,244	26,172	26,244	26,125
Add incremental shares representing:
Shares issuable upon exercise of stock options and warrants (3)	496	602	484	—
Contingent shares issuable upon the exercise of option to purchase 8% convertible preferred stock (2)	—	719	—	—
Shares issuable upon conversion of 8% convertible preferred stock (1)	3,252	2,533	—	—

Weighted average number of shares used in calculation of diluted earnings (loss) per share	29,992	30,026	26,728	26,125

Earnings (loss) per share:
Income before discontinued operations	$0.19	$0.23	$0.28	$0.08
Loss from discontinued operations	—	(0.01)	(0.01)	(0.07)
Dividend and accretion of preferred stock	—	_ __	(0.04)	(0.03)

Net income (loss) allocable to common shareholders	$0.19	$0.22	$0.23	$(0.02)

(1)	Including the effects of these items for the six-month period ended March 31, 2005 would be anti-dilutive. Therefore 3,252 shares issuable upon conversion of 8% convertible preferred stock are excluded from consideration in the calculation of diluted earnings per share for the six-months ended March 31, 2005. There were conversion derivative market value adjustments of $1,581, dividends on convertible preferred stock of $799 and accretion to preferred stock redemption in the amount of $270 which were not added back to net income allocable to common shareholders for basis earnings per share on the diluted earnings per share because including the effects of these items would be anti-dilutive for the six-months ended March 31, 2005.

Including the effects of these items for the six-month period ended March 31, 2004 would be anti-dilutive. Therefore, 2,533 shares issuable upon conversion of 8% convertible preferred stock are excluded from consideration in the calculation of diluted loss per share for the six-months ended March 31, 2004. There were conversion derivative market value adjustments of $5,702, dividends on convertible preferred stock of $604 and accretion to preferred stock redemption in the amount of $194 which were not added back to net loss allocable to common shareholders for basic loss per share on the diluted loss per share because including the effects of these items would be anti-dilutive.

(2)	Including the effects of these items for the six-month period ended March 31, 2004, would be anti-dilutive. Therefore, 719 contingent shares issuable upon exercise of warrants to purchase 8% convertible preferred stock are excluded from consideration in the calculation of diluted loss per share for the six-months ended March 31, 2004.

(3)	Including the effects of these items for the six-month period ended March 31,

RENT-WAY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands , except per share data)
(Unaudited)

2004 would be anti-dilutive. For the six-month period ended March 31, 2004, the number of stock options that were outstanding but not included in the computation of diluted loss per common share in which their exercise price was less than the average market price of common stock was 477.

6. GOODWILL—ADOPTION OF STATEMENT 142:

Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 requires that intangible assets not subject to amortization and goodwill be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. SFAS 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment while the second phase, if necessary, measures the impairment. Amortization of goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, ceased upon adoption. Thus, no amortization for such goodwill and indefinite lived intangibles was recognized in the accompanying consolidated statements of operations for the six-months ended March 31, 2005 and 2004. On an annual basis and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and a write down may be necessary.

The Rent-A-Center transaction (see Note 3) was an event that triggered an impairment assessment under the provisions of SFAS 142. The Company performed an impairment test of the carrying value of goodwill remaining after allocation of the fair value of goodwill to the assets held for sale as set forth in the Rent-A-Center purchase agreement as of December 17, 2002, the date of the agreement. There was no impairment of goodwill as a result of this assessment.

The following table shows the net carrying value of goodwill for the Company’s segments:

	Household	Prepaid Telephone
	Rental Segment	Service Segment	Total
Balance at September 30, 2004	$181,905	$6,944	$188,849

Additions	—	—	—
Disposals	—	—	—

Balance at March 31, 2005	$181,905	$6,944	$188,849

The following tables reflect the components of amortizable intangible assets at March 31, 2005 and September 30, 2004:

	Purchase	Cumulative	Net Carrying
	Amount	Amortization	Amount
Balance at March 31, 2005:
Amortizable intangible assets:
Non-compete agreements	$2,630	$(2,574)	$56
Customer contracts	1,164	(1,164)	—

	$3,794	$(3,738)	$56

	Purchase	Cumulative	Net Carrying
	Amount	Amortization	Amount
Balance at September 30, 2004:
Amortizable intangible assets:
Non-compete agreements	$2,630	$(2,518)	$112
Customer contracts	1,164	(1,164)	—

	$3,794	$(3,682)	$112

At March 31, 2005, future aggregate annual amortization of amortizable intangible assets is as follows:

Fiscal Year	Amount
Remaining 2005	$42
2006	14

$56

Amortization expense was $56 and $224 for the six-months ended March 31, 2005 and 2004, respectively. There were no changes to the amortization methods and lives of the amortizable intangible assets.

RENT-WAY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands , except per share data)
(Unaudited)

7. OTHER ASSETS:

Other assets consist of the following:

	March 31,	September 30,
	2005	2004
		(Restated)
Other receivables	$2,884	$3,124
Other inventory	619	537
Deposits	828	832
Other	1,471	1,633

	$5,802	$6,126

8. OTHER LIABILITIES:

     Other liabilities consist of the following:

	March 31,	September 30,
	2005	2004
		(Restated)
Accrued salaries, wages, taxes and benefits	$14,084	$13,049
Capital lease obligations	16,782	14,970
Deferred rental revenue	7,329	5,564
Accrued preferred dividend and interest	7,870	8,026
Vacant facility lease obligations	2,573	3,390
Swap liability	543	1,572
Accrued property taxes	2,829	4,098
Other	10,455	10,815

	$62,465	$61,484

9. DEBT:

     Debt consists of the following:

	March 31,	September 30,
	2005	2004
Senior secured notes	$202,074	$201,877
Revolving credit facility	18,000	—
Notes payable lawsuit settlement	1,000	2,000
Note payable	42	57

	$221,116	$203,934

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

RENT-WAY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands , except per share data)
(Unaudited)

outstanding.

The secured notes were offered at a discount of $3,583, which is being amortized using the effective interest method, over the term of the secured notes. Amortization of the discount was $101 and $89 for the three-month periods ending March 31, 2005, and 2004, and $197 and $169 for the six-month periods ending March 31, 2005 and 2004 respectively, and is recorded as interest expense. Costs representing underwriting fees and other professional fees of $6,704 are being amortized over the seven-year term of the bonds using the effective interest method of amortization. The secured notes rank senior in right to all of the Company’s existing and future subordinated debt, have a lien position ranking second to the bank revolving credit facility and effectively junior in right of payment to all existing and future debt and other liabilities of the Company’s subsidiaries that are not subsidiary guarantors. The secured notes contain covenants that will, among other things, limit the Company’s ability to incur additional debt, make restricted payments, incur any additional liens, sell certain assets, pay dividend distributions from restricted subsidiaries, transact with affiliates, conduct certain sale and leaseback transactions and use excess cash flow.

The Company is in compliance with covenants at March 31, 2005, and expects to comply with covenants based upon its fiscal 2005 projections.

The Company’s bank revolving credit facility has the following material terms. The facility is with Harris Trust and Savings Bank, acting as administrative agent, and Bank of Montreal as lead arranger, and provides for National City Bank to act as syndication agent and provides for senior secured revolving loans of up to $60,000 including a $15,000 sub-limit for standby and commercial letters of credit and a $5,000 swingline sub-limit. The credit facility will expire five years from closing (June 2, 2008). The balance outstanding at March 31, 2005 was $18,000 with $38,690 available at March 31, 2005. Deferred financing costs of $2,062 are being amortized over the 5-year term of the bank agreement. The credit facility is guaranteed by all of the wholly owned domestic subsidiaries and collateralized by first priority liens on substantially all of the Company’s and subsidiary guarantors’ assets, including rental contracts and the stock held in domestic subsidiaries. The Company may elect that each borrowing of revolving loans be either base rate loans or Eurodollar loans. The Eurodollar loans bear interest at a rate per annum equal to an applicable margin plus LIBOR adjusted for a reserve percentage. Under the base rate option, the Company may borrow money based on the greater of (a) the prime interest rate or (b) the federal funds rate plus 0.50%, plus, in each case, a specified margin. A 0.50% commitment fee is payable quarterly on the unused amount of the revolving credit facility. Upon a default, interest will accrue at 2% over the applicable rate. The Company will be required to make specified mandatory prepayments upon subsequent debt or equity offerings and asset dispositions.

The Company’s note payable for lawsuit settlement was agreed to in the settlement of a securities class action lawsuit in June 2003. The note payable consists of a $4,000 unsecured subordinated note, which bears interest at 6% annually and payable in four equal installments over two years on June 30 and December 31. The remaining balance at March 31, 2005 was $1,000.

10. CONVERTIBLE REDEEMABLE PREFERRED STOCK:

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

The terms of the convertible preferred stock include a number of conversion and redemption provisions that represent derivative financial instruments under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) (See Note 12). Certain features of the convertible preferred stock are accounted for as embedded derivative financial instruments. The Company determined the convertible feature of the convertible preferred stock is a derivative financial instrument that does not qualify for scope exemption under EITF 00-19, and, is required to be bifurcated, recorded at fair value, and marked to market. The market value of this derivative financial instrument was $14,912 and $13,330 at March 31, 2005 and September 30, 2004, respectively, and is recorded in convertible redeemable preferred stock in the consolidated balance sheet. The fair values of the derivatives were determined with the assistance of an independent valuation firm.

RENT-WAY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands , except per share data)
(Unaudited)

11. STOCK OPTIONS:

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

For SFAS No. 148 purposes, the fair value of each option granted under the 1992 Plan, the 1995 Plan, the 1999 Plan, and the 2004 Plan is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for options granted in fiscal years 2003 through 2005: expected volatility ranging from 97.46% to 99.98%, risk-free interest rates between 2.87% and 3.86%, and an expected lives ranging from two to six years.

If the Company had elected to recognize the compensation cost of its stock option plans based on the fair value of the awards under those plans in accordance with SFAS No. 148, net income (loss) and earnings (loss) per common share would have been decreased to the pro-forma amounts below:

	For the Six-Month Period Ended March 31,
	2005	2004
		(Restated)
Income before discontinued operations:
As reported	$7,524	$2,087
Plus: Compensation expense	—	—
Less: Stock-based employee compensation under fair-value based method for all awards, net of related tax effects	(403)	(66)

Pro-forma	$7,121	$2,021

Net income (loss) allocable to common shareholders:
As reported	$6,274	$(421)
Plus: Compensation expense	—	—
Less: Stock-based employee compensation under fair-value based method for all awards, net of related tax effects	(403)	(66)

Pro-forma	$5,871	$(487)

Basic earnings (loss) per common share:
Net income before discontinued operations:
As reported	$0.29	$0.08

Pro-forma	$0.27	$0.08

Net income (loss) allocable to common shareholders:
As reported	$0.24	$(0.02)

Pro-forma	$0.22	$(0.02)

Diluted earnings (loss) per common share:
Net income before discontinued operations:
As reported	$0.28	$0.08

Pro-forma	$0.27	$0.08

Net income (loss) allocable to common shareholders:
As reported	$0.23	$(0.02)

Pro-forma	$0.22	$(0.02)

There were 68,000 options granted during fiscal year 2005 through March 31, 2005: 48,000 granted October 1, with a grant price of $7.72, expiring in 2010, 10,000 options granted November 1, with a grant price of $7.93, expiring in 2010 and 10,000 options granted January 18, with a grant price of $8.71, expiring in 2011.

On April 4, 2005, the Board of Directors approved the award of 515,500 options to acquire common stock under the 1995 Stock Option Plan. These options provide for immediate vesting on grant, but contain restrictions on transfer of the shares underlying the options.

RENT-WAY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands , except per share data)
(Unaudited)

12. DERIVATIVE FINANCIAL INSTRUMENTS:

On June 2, 2003, the Company issued 1,500 shares of convertible redeemable preferred stock (see Note 10). The terms of this preferred stock include a number of conversion and redemption provisions that represent derivatives under SFAS No. 133. The Company has determined the conversion feature of the convertible redeemable preferred stock is a derivative financial instrument that does not qualify for SFAS 133 scope exemption under EITF 00-19. It was bifurcated and recorded in the temporary equity classification on the balance sheet. The change in the fair market value of the conversion feature was expense of $610 and income of $1,581 for the three-months and six-months ended March 31, 2005 and was expense of $1 and income of $5,702 for the three-months and six months ended March 31, 2004.

At March 31, 2005, the Company had interest rate swaps on a notional debt amount of $40,000 and a fair market value of $(544). The variable pay interest rate ranges from 6.88% to 6.97%. The maturity dates run through August 2005.

The Company’s interest rate swaps do not meet the qualifications for hedge accounting treatment under SFAS No. 133. The Company’s positive change in the fair market value of the interest rate swap portfolio was $(460) and $(1,028) for the three-months and six-months ended March 31, 2005 and was $605 and $1,898 for the three-months and six-months ended March 31, 2004. This was recorded to other expense in the Company’s consolidated statements of operations.

13. COMPREHENSIVE LOSS:

Comprehensive loss encompasses net loss and changes in the components of accumulated other comprehensive loss not reflected in the Company’s consolidated statements of operations during the periods presented. Accumulated other comprehensive loss consists of the transition asset recorded at the time of adoption of SFAS No. 133.

	Other Comprehensive	Other Comprehensive
	Income	Income
	For Six-months Ended	For Six-months Ended
	March 31, 2005	March 31, 2004
	(Restated)	(Restated)
Net income	$7,343	$377

Amortization of SFAS 133 Transition amount	56	(90)

Other comprehensive income	$7,399	$287

	Accumulated Other	Accumulated Other
	Comprehensive	Comprehensive
	Loss	Loss
	At March 31, 2005	At September 30, 2004
Balance at October 1	$(93)	$(69)

Amortization of SFAS 133 Transition amount	56	(24)

Accumulated other comprehensive loss	$(37)	$(93)

14. CONTINGENCIES:

The Company is subject to legal proceedings and claims in the ordinary course of its business that have not been finally adjudicated. Certain of these cases have resulted in initial claims totaling $3,234. However, all but $319 of such claims are, in the opinion of management, covered by insurance policies or indemnification agreements, or create only remote potential of any liability exposure to the Company and therefore should not have a material effect on the Company’s financial position, results of operations or cash flows. Additionally, threatened claims exist for which management is not yet able to reasonably estimate a potential loss. In management’s opinion, none of these threatened claims will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

RENT-WAY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands , except per share data)
(Unaudited)

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

15. INCOME TAXES:

During the first six months of fiscal 2005, the Company recorded income tax expense and a deferred tax liability of $2,790 because the Company can no longer look to the reversal of the deferred tax liability associated with tax-deductible goodwill to offset a portion of its deferred tax asset, following the adoption of SFAS 142. The deferred tax liability for goodwill is $13,285 at March 31, 2005. The deferred tax asset, net of liabilities excluding goodwill, decreased from $73,242 at September 30, 2004 to $72,662 at March 31, 2005. This represented a decrease of $580 for the six-months ended March 31, 2005. A full valuation allowance has been provided against the net deferred tax asset.

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

The financial results of the Company’s segments follow the same accounting policies as described in “Summary of Critical Accounting Policies” (see Note 1).

	Household	Prepaid Telephone	Inter-segment
For the three months ended March 31, 2005	Rental Segment	Service Segment	Activity	Total Segments
Total revenue	$131,646	$4,742	$(190)	$136,198

Operating income (loss)	$14,308	$(37)	$30	$14,301

Net income (loss)	$6,409	$(100)	$—	$6,309

Total Assets	$461,310	$3,171	$(5,300)	$459,181

	Household Rental	Prepaid Telephone	Inter-segment
For the six-months ended March 31, 2005 (Restated)	Service	Service	Activity	Total
Total revenue	$253,531	$9,303	$(339)	$262,495

Operating income	$25,395	$8	$60	$25,463

Net income (loss)	$7,455	$(112)	$—	$7,343

Total Assets	$461,310	$3,171	$(5,300)	$459,181

	Household	Prepaid Telephone	Inter-segment
For the three months ended March 31, 2004 (Restated)	Rental Segment	Service Segment	Activity	Total Segments
Total revenue	$128,661	$6,884	$(222)	$135,323

Operating income (loss)	$16,605	$(1,562)	$30	$15,073

RENT-WAY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands , except per share data)
(Unaudited)

	Household	Prepaid Telephone	Inter-segment
For the three months ended March 31, 2004 (Restated)	Rental Segment	Service Segment	Activity	Total Segments
Net income (loss)	$8,148	$(1,590)	$—	$6,558

Total Assets	$444,384	$4,553	$(4,114)	$444,823

	Household	Prepaid Telephone	Inter-segment
For the six months ended March 31, 2004 (Restated)	Rental Segment	Service Segment	Activity	Total Segments
Total revenue	$245,837	$13,074	$(405)	$258,506

Operating income (loss)	$25,342	$(2,173)	$60	$23,229

Net income (loss)	$2,602	$(2,225)	$—	$377

Total Assets	$444,384	$4,553	$(4,114)	$444,823

17. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES:

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

The following schedules set forth the condensed consolidating balance sheets as of March 31, 2005 and September 30, 2004 and condensed consolidating statements of operations for the six-months ended March 31, 2005 and 2004, and condensed consolidating statements of cash flows for the six-months ended March 31, 2005 and 2004. In the following schedules, “Parent” refers to Rent-Way, Inc., “Guarantor Subsidiaries” refers to Rent-Way’s wholly owned subsidiaries, and “Non-Guarantor Subsidiaries” refers to DPI, the Company’s 83.5% owned subsidiary. “Eliminations” represent the adjustments necessary to eliminate inter-company investment in subsidiaries.

RENT-WAY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands , except per share data)
(Unaudited)

RENT-WAY, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2005
(All dollars in thousands)

	Parent	Guarantor	Non-Guarantor		Rent-Way
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$68	$3,023	$354	$—	$3,445
Prepaid expenses	7,691	1,423	519	—	9,633
Rental merchandise, net	157,977	38,573	—	—	196,550
Rental merchandise credits due from vendors	2,149	635	—	—	2,784
Property and equipment, net	37,698	6,531	979	—	45,208
Goodwill	124,807	57,448	6,594	—	188,849
Deferred financing costs, net	6,854	—	—	—	6,854
Intangible assets, net	56	—	—	—	56
Other assets	3,903	623	1,276	—	5,802
Investment in subsidiaries	75,017	—	—	(75,017)	—

Total assets	$416,220	$108,256	$9,722	$(75,017)	$459,181

LIABILITES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable	$20,439	$2,994	$1,666	$—	$25,099
Other liabilities	47,912	12,399	2,154	—	62,465
Inter-company	(23,748)	21,890	1,858	—	—
Deferred tax liability	13,285	—	—	—	13,285
Debt	221,116	—	—	—	221,116

Total liabilities	279,004	37,283	5,678	—	321,965

Convertible redeemable preferred stock	21,641	—	—	—	21,641

SHAREHOLDERS’ EQUITY:
Common stock	304,403	75,248	1,600	(76,848)	304,403
Accumulated other comprehensive loss	(37)	—	—	—	(37)
Retained earnings (accumulated deficit)	(188,791)	(4,275)	2,444	1,831	(188,791)

Total shareholders’ equity	115,575	70,973	4,044	(75,017)	115,575

Total liabilities and shareholders’ equity	$416,220	$108,256	$9,722	$(75,017)	$459,181

RENT-WAY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands , except per share data)
(Unaudited)

RENT-WAY, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE-MONTHS ENDED MARCH 31, 2005
(All dollars in thousands)

	Parent	Guarantor	Non-Guarantor		Rent-Way
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated

REVENUES:
Rental revenues	$91,889	$22,310	$—	$—	$114,199
Prepaid phone service	—	—	4,742	—	4,742
Other revenues	14,160	3,097	—	—	17,257

Total revenues	106,049	25,407	4,742	—	136,198
COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
Rental merchandise	28,906	7,099	—	—	36,005
Property and equipment	3,037	718	147	—	3,902
Amortization of goodwill and other intangibles	21	7	—	—	28
Cost of prepaid phone service	—	—	2,871	—	2,871
Salaries and wages	28,142	5,975	647	—	34,764
Advertising, net	4,524	125	84	—	4,733
Occupancy	7,516	1,724	49	—	9,289
Other operating expenses	24,613	4,933	759	—	30,305

Total costs and operating expenses	96,759	20,581	4,557	—	121,897

Operating income (loss)	9,290	4,826	185	—	14,301
OTHER INCOME (EXPENSE):
Interest expense	(7,705)	411	3	—	(7,291)
Interest income	5	—	2	—	7
Amortization of deferred financing costs	(285)	—	—	—	(285)
Other income (expense), net	1,046	—	(21)	—	1,025
Equity in net income of subsidiaries	5,420	—	—	(5,420)	—

Income (loss) before income taxes and discontinued operations	7,771	5,237	169	(5,420)	7,757
Income tax expense	1,395	—	—	—	1,395

Income (loss) before discontinued operations	6,376	5,237	169	(5,420)	6,362
Loss from discontinued operations	(67)	14	—	—	(53)

Net income (loss)	$6,309	$5,251	$169	$(5,420)	$6,309

RENT-WAY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands , except per share data)
(Unaudited)

RENT-WAY, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE SIX-MONTHS ENDED MARCH 31, 2005
(All dollars in thousands)
(Restated)

	Parent	Guarantor	Non-Guarantor		Rent-Way
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated

REVENUES:
Rental revenues	$176,945	$43,196	$—	$—	$220,141
Prepaid phone service	—	—	9,304	—	9,304
Other revenues	27,100	5,950	—	—	33,050

Total revenues	204,045	49,146	9,304	—	262,495
COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
Rental merchandise	55,045	13,476	—	—	68,521
Property and equipment	6,546	1,571	296	—	8,413
Amortization of goodwill and other intangibles	42	14	—	—	56
Cost of prepaid phone service	—	—	5,777	—	5,777
Salaries and wages	56,319	12,021	1,244	—	69,584
Advertising, net	8,636	1,358	91	—	10,085
Occupancy	14,714	3,536	99	—	18,349
Other operating expenses	45,181	9,678	1,388	—	56,247

Total costs and operating expenses	186,483	41,654	8,895	—	237,032

Operating income (loss)	17,562	7,492	409	—	25,463
OTHER INCOME (EXPENSE):
Interest expense	(15,097)	733	6	—	(14,358)
Interest income	10	—	3	—	13
Amortization of deferred financing costs	(565)	—	—	—	(565)
Other income (expense), net	(296)	94	(37)	—	(239)
Equity in net income of subsidiaries	8,766	—	—	(8,766)	—

Income (loss) before income taxes and discontinued operations	10,380	8,319	381	(8,766)	10,314
Income tax expense	2,790	—	—	—	2,790

Income (loss) before discontinued operations	7,590	8,319	381	(8,766)	7,524
Loss from discontinued operations	(247)	66	—	—	(181)

Net income (loss)	$7,343	$8,385	$381	$(8,766)	$7,343

RENT-WAY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands , except per share data)
(Unaudited)

RENT-WAY, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX-MONTHS ENDED MARCH 31, 2005
(All dollars in thousands)
(Restated)

	Parent	Guarantor	Non-Guarantor		Rent-Way
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated

OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(2,485)	$4,340	$423	$—	$2,278

INVESTING ACTIVITIES:
Purchases of property and equipment	(7,138)	(1,162)	(239)	—	(8,539)
Investment in subsidiary	(75)	—	—	—	(75)

Net cash used in investing activities	(7,213)	(1,162)	(239)	—	(8,614)

FINANCING ACTIVITIES:
Proceeds from borrowings	55,000	—	—	—	55,000
Payments on borrowings	(37,011)	—	(5)	—	(37,016)
Payments on note for settlement of class action lawsuit	(1,000)	—	—	—	(1,000)
Payments on capital leases	(3,043)	(789)	—	—	(3,832)
Cash overdraft	(5,989)	—	—	—	(5,989)
Issuance of common stock	8	—	—	—	8
Dividends paid	(802)	—	—	—	(802)

Net cash provided by (used in) financing activities	7,163	(789)	(5)	—	6,369

Increase (decrease) in cash and cash equivalents	(2,535)	2,389	179	—	33

Cash and cash equivalents at beginning of year	2,603	634	175	—	3,412

Cash and cash equivalents at end of year	$68	$3,023	$354	$—	$3,445

RENT-WAY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands , except per share data)
(Unaudited)

RENT-WAY, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2004
(all dollars in thousands)
(Restated)

	Parent	Guarantor	Non-Guarantor		Rent-Way
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$2,603	$634	$175	$—	$3,412
Prepaid expenses	6,916	1,182	398	—	8,496
Rental merchandise, net	138,888	35,041	—	—	173,929
Rental merchandise credits due from vendors.	2,592	650	—	—	3,242
Property and equipment, net	32,933	5,573	1,036	—	39,542
Goodwill	124,807	57,448	6,594	—	188,849
Deferred financing costs, net	7,420	—	—	—	7,420
Intangible assets, net	112	—	—	—	112
Other assets	4,124	771	1,231	—	6,126
Investment in subsidiaries	66,187	—	—	(66,187)	—

Total assets	$386,582	$101,299	$9,434	$(66,187)	$431,128

LIABILITES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable	$20,298	$4,325	$1,564	—	$26,187
Other liabilities	48,964	10,390	2,130	—	61,484
Inter-company	(26,132)	24,060	2,072	—	—
Deferred tax liability	10,496	—	—	—	10,496
Debt	203,929	—	5	—	203,934

Total liabilities	257,555	38,775	5,771	—	302,101

Convertible redeemable preferred stock	19,790	—	—	—	19,790

SHAREHOLDERS’ EQUITY:
Common stock	304,395	75,248	1,600	(76,848)	304,395
Accumulated other comprehensive income	(93)	—	—	—	(93)
Retained earnings (accumulated deficit)	(195,065)	(12,724)	2,063	10,661	(195,065)

Total shareholders’ equity	109,237	62,524	3,663	(66,187)	109,237

Total liabilities and shareholders’ equity	$386,582	$101,299	$9,434	$(66,187)	$431,128

RENT-WAY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands , except per share data)
(Unaudited)

RENT-WAY, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE-MONTHS ENDED MARCH 31, 2004
(All dollars in thousands)
(Restated)

	Parent	Guarantor	Non-Guarantor		Rent-Way
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated

REVENUES:
Rental revenues	$89,133	$22,118	$—	$—	$111,251
Prepaid phone service	—	—	6,884	—	6,884
Other revenues	14,029	3,159	—	—	17,188

Total revenues	103,162	25,277	6,884	—	135,323
COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
Rental merchandise	29,680	7,471	—	—	37,151
Property and equipment	3,111	779	150	—	4,040
Amortization of goodwill and other intangibles	83	27	—	—	110
Cost of prepaid phone service	—	—	4,952	—	4,952
Salaries and wages	26,622	5,761	1,328	—	33,711
Advertising, net	3,793	57	422	—	4,272
Occupancy	6,644	1,716	92	—	8,452
Other operating expenses	21,541	4,771	1,250	—	27,562

Total costs and operating expenses	91,474	20,582	8,194	—	120,250

Operating income (loss)	11,688	4,695	(1,310)	—	15,073
OTHER INCOME (EXPENSE):
Interest expense	(8,034)	372	—	—	(7,662)
Interest income	13	—	1	—	14
Amortization — deferred financial costs	(264)	—	—	—	(264)
Other income (expense), net	1,170	59	—	—	1,229
Equity in net income of subsidiaries	3,710	—	—	(3,710)	—

Income (loss) before income taxes and discontinued operations	8,283	5,126	(1,309)	(3,710)	8,390
Income tax expense	1,395	—	—	—	1,395

Income (loss) before discontinued operations	6,888	5,126	(1,309)	(3,710)	6,995
Loss from discontinued operations	(330)	(107)	—	—	(437)

Net income (loss)	$6,558	$5,019	$(1,309)	$(3,710)	$6,558

RENT-WAY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands , except per share data)
(Unaudited)

RENT-WAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX-MONTHS ENDED MARCH 31, 2004
(All dollars in thousands)
(Restated)

	Parent	Guarantor	Non-Guarantor		Rent-Way
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated

REVENUES:
Rental revenues	$170,696	$42,608	$—	$—	$213,304
Prepaid phone service	—	—	13,074	—	13,074
Other revenues	26,300	5,828	—	—	32,128

Total revenues	196,996	48,436	13,074	—	258,506
COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
Rental merchandise	55,760	14,161	—	—	69,921
Property and equipment	6,439	1,670	297	—	8,406
Amortization of goodwill and other intangibles	168	56	—	—	224
Cost of prepaid phone service	—	—	8,931	—	8,931
Salaries and wages	52,899	12,087	2,331	—	67,317
Advertising, net	9,388	96	917	—	10,401
Occupancy	12,856	3,817	194	—	16,867
Restructuring costs	36	12	—	—	48
Other operating expenses	41,486	9,563	2,113	—	53,162

Total costs and operating expenses	179,032	41,462	14,783	—	235,277

Operating income (loss)	17,964	6,974	(1,709)	—	23,229
OTHER INCOME (EXPENSE):
Interest expense	(16,203)	682	—	—	(15,521)
Interest income	782	—	2	—	784
Amortization — deferred financial costs	(522)	—	—	—	(522)
Other income (expense), net	(3,187)	94	—	—	(3,093)
Equity in net income of subsidiaries	5,323	—	—	(5,323)	—

Income (loss) before income taxes and discontinued operations	4,157	7,750	(1,707)	(5,323)	4,877
Income tax expense	2,790	—	—	—	2,790

Income (loss) before discontinued operations	1,367	7,750	(1,707)	(5,323)	2,087
Loss from discontinued operations	(990)	(720)	—	—	(1,710)

Net income (loss)	$377	$7,030	$(1,707)	$(5,323)	$377

RENT-WAY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands , except per share data)
(Unaudited)

RENT-WAY, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX-MONTHS ENDED MARCH 31, 2004
(All dollars in thousands)
(Restated)

	Parent	Guarantor	Non-Guarantor		Rent-Way
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$359	$825	$511	$—	$1,695

INVESTING ACTIVITIES:
Purchases of property and equipment	(2,646)	(892)	(155)	—	(3,693)

Net cash used in investing activities	(2,646)	(892)	(155)	—	(3,693)

FINANCING ACTIVITIES:
Proceeds from borrowings	78,000	—	—	—	78,000
Payments on borrowings	(69,009)	—	—	—	(69,009)
Payments on note for settlement of class action lawsuit	(1,000)	—	—	—	(1,000)
Payments on capital leases	(3,029)	(826)	—	—	(3,855)
Book overdraft	(2,118)	—	—	—	(2,118)
Deferred financing costs	(35)	—	—	—	(35)
Issuance of common stock	802	—	—	—	802
Proceeds from convertible preferred stock	1,330	—	—	—	1,330
Dividends paid	(605)	—	—	—	(605)

Net cash provided by (used in) financing activities	4,336	(826)	—	—	3,510

Increase (decrease) in cash and cash equivalents	2,049	(893)	356	—	1,512

Cash and cash equivalents at beginning of year	1,803	882	618	—	3,303

Cash and cash equivalents at end of year	$3,852	$(11)	$974	$—	$4,815

18. RECENT ACCOUNTING PRONOUNCEMENTS:

     In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”). SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. This Statement is effective as of the beginning of the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. The Company is currently evaluating the provisions of this Statement and will be required to expense the fair value of the equity instruments awarded to employees over the requisite service period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management’s discussion and analysis is provided as a supplement to, and should be read in conjunction with, the unaudited financial statements and accompanying notes to the consolidated financial statements of Rent-Way.

OVERVIEW

     At March 31, 2005, Rent-Way operated 776 rental-purchase stores located in 34 states. The Company offers quality brand name home entertainment equipment, furniture, computers, major appliances, and jewelry to customers under full-service rental-purchase agreements that generally allow the customer to obtain ownership of the merchandise at the conclusion of an agreed upon rental period. The Company also provides prepaid local phone service to consumers on a monthly basis through DPI. DPI is a non-facilities based provider of local phone service.

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

     Operating results for the six-months ended March 31, 2005 are not indicative of results that may be expected for the fiscal year ending September 30, 2005 because of seasonality. The typical store experiences a slight decrease in the number of agreements during the summer months while, on balance, the rest of the year demonstrates growth in agreements. While there is constant turnover within the portfolio of rental agreements, the total number of rental agreements in a store does not change significantly. This stability in the number of rental agreements facilitates revenue forecasting.

     Through sales, closures and combinations, the number of stores operated by the Company has decreased from 1,062 as of September 30, 2002, to 776 as of March 31, 2005. The following table shows the number of stores opened, acquired, sold, closed and/or combined during this period.

	YEARS ENDED SEPTEMBER 30,		PERIOD ENDED
STORES	2003	2004	MARCH 31, 2005
Open at Beginning of Period	1,062	753	754
Opened	1	2	23
Locations Sold	(298)	0	0
Closed or Combined	(12)	(1)	(1)

Open at End of Period	753	754	776

As discussed further in Note 2 to the consolidated financial statements, the Company recently reviewed its operating lease and revenue recognition accounting and determined that it was appropriate to restate consolidated financial statements for the fiscal years 2002 through 2004, and for the first quarter of fiscal 2005. The Company is in the process of preparing an amendment to its Form 10-K for the year ended September 30, 2004 and its Form 10-Q for the fiscal quarter ended December 31, 2004. On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the Center for Public Company Audit Firms of the American Institute of Certified Public Accountants, which clarified existing generally accepted accounting principles applicable to leases and leasehold improvements. The restatement adjustments relate to lease accounting matters, including those discussed in the SEC Letter. In the SEC Letter, the SEC expressed its view on the amortization of leasehold improvements, rent holidays and landlord/tenant incentives. The restatement adjustments also relate to revenue recognition as a result of the Company’s change from the cash basis of accounting to the accrual basis of accounting.

The impact of the restatement on the consolidated balance sheet as of September 30, 2004, and the consolidated statement of operations for the three-month and six-month periods ended March 31, 2004 and the consolidated statement of cash flows for the six-month period ended March 31, 2004 is presented in Note 2 to the consolidated financial statements included in this report. As a result of these entries, rental merchandise, net increased by $0.8 million, property and equipment, net decreased by $2.5 million, other assets increased by $2.2 million and other liabilities increased by $6.3 million as of September 30, 2004. Revenues increased $0.1 million and decreased $0.3 million for the three-month and six-month periods ended March 31, 2004, respectively. Operating income and net income decreased $0.2 million and $0.5 million for the three-month and six-month period ended March 31, 2004, respectively. The restatement had no impact on previously reported diluted earnings per share for the three-month period ended March 31, 2004, but did decrease diluted earnings per share for the six-month period ended March 31, 2004 by $0.02 to $(0.02). There was no impact to net cash provided by operating activities, net cash used in investing activities or net cash provided by financing activities for the six-month period ending March 31, 2004.

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

CRITICAL ACCOUNTING POLICIES

The Company included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2004, a discussion of the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Changes to certain of these policies are discussed below. The financial results reported in the Form 10-K will be restated as a result of lease and revenue recognition adjustments described in Note 2 to the consolidated financial statements.

Revenue. Rental merchandise is rented to customers pursuant to rental agreements, which provide for either weekly, biweekly, semi-monthly or monthly rental payments collected in advance. Rental revenues are recorded in the period they are earned. Rental payments received prior to when they are earned are recorded as deferred rental revenue and a receivable is recorded for the rental revenues earned in the current period and received in the subsequent period. (See Note 2 to the financial statements).

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

Operating Leases and Depreciation of Leasehold Improvements. Rent expense for operating leases, which may have escalating rentals over the term of the lease, is recorded on a straight-line basis over the initial lease term. The initial lease term includes the “build out” period of leases, where no rent payments are typically due under the terms of the lease. The difference between rent expense and rent paid is recorded as deferred rent and is included in the consolidated balance sheets. Construction allowances received from landlords are recorded as a deferred rent credit and amortized to rent expense over the initial term of the lease. The Company’s statement of cash flows reflects the receipt of construction allowances as on increase in cash flows from operating activities. Depreciation of leasehold improvements is over the shorter of the term of the lease (and those renewal periods that are reasonably assured) or the asset’s useful economic life.

COMPANY PERFORMANCE MEASURES

     Management uses a number of metrics to assess its performance. The following are the more important of these metrics:

•	Same store revenue is a measure that indicates whether the Company’s existing stores continue to grow. Same store revenues consists of revenues from stores in the household rental segment that have been operating for more than fifteen months and have had no changes affecting operations during that time, i.e. mergers, dispositions or acquisitions. Stores that experienced mergers, dispositions or acquisitions during that period are not included in the calculation of same store revenues. Same store revenues increased 1.4% quarter over quarter. This is attributable to the continuation of offering higher-end merchandise to customers and increasing rental rates on certain products.

•	Gross weekly rental revenue, or GWRR, is a key measure of the Company’s growth. GWRR is the total potential rental revenue that could be collected from all active rental agreements based on a weekly payment cycle. This is monitored at the individual store level and Company level. Total GWRR was $9.1 million based on active agreements at March 31, 2005, versus $8.7 million for active agreements at March 31, 2004. This increase is attributable to the continuation of offering higher end merchandise to stores, increasing rental rates on certain products and the addition of 25 new stores.

•	Performance percentage is one metric the Company uses to measures overall operating performance. The Company defines performance percentage as total rental revenue collected as a percentage of total GWRR or, potential revenue. Performance percentage was 88.9% for the three-month period ended March 31, 2005 and 91.6% for the three-month period ended March 31, 2004. The performance percentage reflects the results of 776 stores and 753 stores for the three-month periods ended March 31, 2005 and 2004, respectively. Senior management, as well as store managers, use the Company’s computerized management information system to monitor cash collection on a daily basis. There are daily cash collections expectations conveyed to the field and closely monitored by senior management.

•	Rental merchandise depreciation as a percentage of rental revenue plus other revenue has long been an indicator of gross profit margins on rental contracts. The Company uses the units of activity depreciation method for all rental merchandise except computers and electronic game systems, which are depreciated on the straight-line method. Under the units of activity method, rental merchandise is depreciated as revenue is earned. Thus, rental merchandise is not depreciated during periods when it is not on rent and therefore not generating rental revenue. Rental merchandise depreciation as a percentage of rental revenue plus other revenue was 27.4% for the three-month period ended March 31, 2005 versus 28.9% for the three-month period ended March 31, 2004. The improvement in rental merchandise depreciation is attributable to the Company increasing its turns during this time period, which measures rental revenue collected versus product cost.

•	Operating income of the household rental segment is a key measure that management uses to monitor how revenue growth and cost control measures impact profitability. Operating income of the household rental segment was 10.9% of total revenue for the three-month period ended March 31, 2005 versus 12.9% of total revenues for the three-month period ended March 31, 2004. This is attributable to the expenses associated with opening 25 new stores.

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

RESULTS OF OPERATIONS

As an aid to understanding the Company’s operating results, the following tables express items of the Company’s unaudited consolidated statements of operations for the three and six-month periods ended March 31, 2005 and 2004 as a period-over-period percentage change.

COMPARISON OF THREE-MONTHS ENDED MARCH 31, 2005 AND 2004

	Three-Months Ended
	March 31,		Percent Change
In thousands	2005	2004
		(Restated)
REVENUES:
Rental revenue	$114,199	$111,251	3
Prepaid phone service revenue	4,742	6,884	(31)
Other revenue	17,257	17,188	—

Total revenues	136,198	135,323	1

COSTS AND OPERATING EXPENSES:
Depreciation and amortization
Rental merchandise	36,005	37,151	(3)
Property and equipment	3,902	4,040	(3)
Amortization of intangibles	28	110	(75)
Cost of prepaid phone service	2,871	4,952	(42)
Salaries and wages	34,764	33,711	3
Advertising	4,733	4,272	11

	Three-Months Ended
	March 31,		Percent Change
In thousands	2005	2004
		(Restated)
Occupancy	9,289	8,452	10
Other operating expenses	30,305	27,562	10

Total costs and operating expenses	121,897	120,250	1

Operating income	14,301	15,073	(5)
OTHER INCOME (EXPENSE):
Interest expense	(7,291)	(7,662)	(5)
Interest income	7	14	(50)
Amortization and write-off of deferred financing costs	(285)	(264)	8
Other income (expense)	1,025	1,229	(17)

Income before income taxes and discontinued operations	7,757	8,390	(8)
Income tax expense	1,395	1,395	—

Income before discontinued operations	6,362	6,995	(9)
Loss from discontinued operations	(53)	(437)	(88)

Net income	6,309	6,558	(4)
Dividend and accretion of preferred stock	(534)	(403)	33

Net income allocable to common shareholders	$5,775	$6,155	(6)

Total revenues. Total revenues increased $0.9 million to $136.2 million from $135.3 million. Rental revenue increased by $2.9 million, which is attributable to opening new stores, the continuation of offering higher end merchandise to stores and increasing rental rates on certain products. The $2.9 million increase in rental revenue was offset by $2.1 million decrease in prepaid phone service revenue attributable to a loss of customers year over year.

Rental Merchandise Depreciation. Rental merchandise depreciation as a percentage of rental revenue plus other revenue was 27.4% for the three months ended March 31, 2005 versus 28.9% for the three months ended March 31, 2004. This decrease is due to the Company increasing rental rates on certain products in 2005.

Cost of Prepaid Phone Service. The cost of prepaid phone service decreased to $2.9 million from $5.0 million. The decrease in costs is due to a general decrease in the customer base year over year.

Salaries and Wages. Salaries and wages increased to $34.8 million from $33.7 million. This 3% increase is generally due to annual increases in wages and salaries and an increase in headcount year over year as a result of new store openings.

Advertising. Advertising expense increased $0.4 million to $4.7 million from $4.3 million. This increase is primarily due to grand opening expenses associated with the new store initiative.

Occupancy. Occupancy expense increased to $9.3 million from $8.5 million primarily due to general rent increases, increases in maintenance expense resulting from a strategic initiative to improve the appearance and consistency of the Company’s stores, and the opening of new stores.

Other Operating Expense. Other operating expense increased to $30.3 million from $27.6 million. This increase is principally due to an increase in training and conference, postage related to local store marketing, payroll taxes, auto fuel and service expense, some of which is related to opening new stores.

Interest Expense. Interest expense decreased to $7.3 million from $7.7 million. This decrease is primarily due to reduction of debt year over year.

Other Income (Expense), Net. Other income was $1.0 million for the three-months ended March 31, 2005, compared to $1.2 million for the three-months ended March 31, 2004. Other income for the three months ended March 31, 2005 included $0.6 million of income as a result of the change in the fair market value of the convertibility feature of the convertible redeemable preferred stock derivative and income of $0.4 million due to a positive change in the fair market value of the interest rate swap portfolio. Other income for the three months ended March 31, 2004 included income of $0.6 million due to a positive change in the fair market value of the interest rate swap portfolio and a $0.5 million gain on the sale of vehicles under capital leases.

Income Tax Expense. During the second quarter of fiscal 2005 and 2004, the Company recorded income tax expense of $1.4 million due to the Company’s inability to look to the reversal of the deferred tax liability associated with tax deductible goodwill to offset a portion of its deferred tax asset following the adoption of SFAS 142.

Loss From Discontinued Operations. The loss from discontinued operations was $0.1 million for the three-months ended March 31,

2005 as compared to $0.4 million for the same period ended March 31, 2004.

Net Income. The Company generated net income of $6.3 million in the three-month period ended March 31, 2005 as a result of the factors described above compared to net income of $6.6 million in the same period last year.

Net Income Allocable To Common Shareholders. On June 2, 2003, the Company issued 1,500 shares of convertible redeemable preferred stock for $10,000 per share and a one-year option to purchase an additional 500 shares of convertible redeemable preferred stock. As of June 30, 2004, the option was fully exercised. The dividend and the accretion of preferred stock totaled $0.5 million and $0.4 million and were charged to the accumulated deficit, and reduced net income allocable to common shareholders for the period ended March 31, 2005 and 2004, respectively.

COMPARISON OF SIX-MONTHS ENDED MARCH 31, 2005 AND 2004

	Six-Months Ended
	March 31,		Percent Change
In thousands	2005	2004
	(Restated)	(Restated)
REVENUES:
Rental revenue	220,141	$213,304	3
Prepaid phone service revenue	9,304	13,074	(29)
Other revenue	33,050	32,128	3

Total revenues	262,495	258,506	2

COSTS AND OPERATING EXPENSES:
Depreciation and amortization
Rental merchandise	68,521	69,921	(2)
Property and equipment	8,413	8,406	—
Amortization of intangibles	56	224	(75)
Cost of prepaid phone service	5,777	8,931	(35)
Salaries and wages	69,584	67,317	3
Advertising	10,085	10,401	(3)
Occupancy	18,349	16,867	9
Restructuring Costs	—	48	(100)
Other operating expenses	56,247	53,162	6

Total costs and operating expenses	237,032	235,277	1

Operating income	25,463	23,229	10
OTHER INCOME (EXPENSE):
Interest expense	(14,358)	(15,521)	(7)
Interest income	13	784	(98)
Amortization and write-off of deferred financing costs	(565)	(522)	8
Other income (expense)	(239)	(3,093)	(92)

Income before income taxes and discontinued operations	10,314	4,877	111
Income tax expense	2,790	2,790	—

Loss before discontinued operations	7,524	2,087	261
Loss from discontinued operations	(181)	(1,710)	(89)

Net loss	7,343	377	1,848
Dividend and accretion of preferred stock	(1,069)	(798)	34

Net loss allocable to common shareholders	$6,274	$(421)	1,590

Total revenues. Total revenues increased $4.0 million to $262.5 million from $258.5 million. Rental revenue increased by $6.8 million, which is attributable to opening new stores, the continuation of offering higher end merchandise to stores and increasing rental rates on certain products. The $6.8 million increase in rental revenue was offset by $3.8 million decrease in prepaid phone service revenue attributable to a loss of customers year over year.

Rental Merchandise Depreciation. Rental merchandise depreciation as a percentage of rental revenue plus other revenue was 27.1% for the six months ended March 31, 2005 versus 28.5% for the six months ended March 31, 2004. This decrease is primarily driven by the purchasing cycle for computer merchandise. The Company added significantly more computers to the portfolio in fiscal year 2003 that are now becoming fully depreciated. This decrease is also attributable to the Company increasing rental rates on certain products in 2005.

Cost of Prepaid Phone Service. The cost of prepaid phone service decreased to $5.8 million from $8.9 million. The decrease in costs is due to a general decrease in the customer base year over year.

Salaries and Wages. Salaries and wages increased to $69.6 million from $67.3 million. This 4% increase is generally due to annual increases in wages and salaries and an increase in headcount year over year as a result of new store openings.

Advertising. Advertising expense decreased $0.3 million to $10.1 million from $10.4 million. This decrease is primarily due to a reduction in television advertising offset by an increase in grand opening expenses associated with new store openings.

Occupancy. Occupancy expense increased to $18.3 million from $16.9 million primarily due to general rent increases, increases in maintenance expense resulting from a strategic initiative to improve the appearance and consistency of the Company’s stores, and the opening of new stores.

Other Operating Expense. Other operating expense increased to $56.2 million from $53.2 million. This increase is principally due to an increase in training and conference, postage related to local store marketing, the use of temporary labor, payroll taxes, auto fuel and service expense, some of which is related to opening new stores.

Interest Expense. Interest expense decreased to $14.4 million from $15.5 million. This decrease is primarily due to reduction of debt year over year.

Other Income (Expense), Net. Other expense was $0.2 million for the six-months ended March 31, 2005, compared to $3.1 million for the six-months ended March 31, 2004. This change is primarily due to the change in the fair market value of the feature of the convertible redeemable preferred stock derivative, which resulted in expense of $1.6 million in the six month period ended March 31, 2005, compared to $5.7 million expense for the six month period ended March 31, 2004.

Income Tax Expense. During the first six months of fiscal years 2005 and 2004, the Company recorded income tax expense of $2.8 million due to the Company’s inability to look to the reversal of the deferred tax liability associated with tax deductible goodwill to offset a portion of its deferred tax asset following the adoption of SFAS 142.

Loss From Discontinued Operations. The loss from discontinued operations was $0.2 million for the six-months ended March 31, 2005 as compared to $1.7 million for the same period ended March 31, 2004. The decrease in discontinued operations is primarily due to the write-off of leasehold improvements of $1.0 million in the six-month period ended March 31, 2004.

Net Income. The Company generated net income of $7.3 million in the six-month period ended March 31, 2005 as a result of the factors described above compared to net income of $0.4 million in the same period last year.

Net Income (Loss) Allocable To Common Shareholders. On June 2, 2003, the Company issued 1,500 shares of convertible redeemable preferred stock for $10,000 per share and a one-year option to purchase an additional 500 shares of convertible redeemable preferred stock. As of June 30, 2004, the option was fully exercised. The dividend and the accretion of preferred stock totaled $1.1 million and $0.8 million and were charged to the accumulated deficit, and reduced net income allocable to common shareholders for the six-month period ended March 31, 2005 and 2004, respectively.

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

     Cash flows from operating activities The Company’s statements of cash flows are summarized as follows:

	For the Six-Months Ended March 31
In thousands	2005	2004
	(Restated)	(Restated)
Net cash provided by operating activities	$2,278	$1,695

         Cash flows provided by operating activities increased by $0.6 million period over period. The main reason for this increase was an increase in profits and accounts payable offset by an increase in rental merchandise purchases and a decrease in income taxes receivable period over period.

Cash flows from investing activities. The Company’s statement of cash flows are summarized as follows:

	For the Six-Months Ended March 31,
In thousands	2005	2004
	(Restated)	(Restated)
Purchase of businesses, net of cash acquired	$(75)	$—
Purchases of property and equipment	(8,539)	(3,693)

Net cash used in investing activities	$(8,614)	$(3,693)

     Purchases of property and equipment accounted for the most significant increases in investing activities. The increase in purchases of property and equipment is due to the Company’s effort to open new stores and improve the appearance of its stores through leasehold improvements and upgrading computer systems in the stores.

Financing Activities. The Company’s statement of cash flows are summarized as follows:

	For the Six-Months Ended March 31,
In thousands	2005	2004
	(Restated)	(Restated)
Proceeds from borrowings	$55,000	$78,000
Payments on borrowings	(37,016)	(69,009)
Payments on class action lawsuit note payable	(1,000)	(1,000)
Payments on capital leases	(3,832)	(3,855)
Cash overdraft	(5,989)	(2,118)
Deferred financing costs	—	(35)
Issuance of common stock	8	802
Proceeds from convertible preferred stock	—	1,330
Dividends paid	$(802)	(605)

Net cash provided by financing activities	6,369	$3,510

     Proceeds and payments on borrowings included both short-term and long-term financing activities. At March 31, 2005, the Company had $38.7 million available of its $60.0 million bank revolving credit facility. There was a $18.0 million balance outstanding on the bank revolving credit facility and there were $3.3 million letters of credits outstanding.

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

     The Company is in compliance with all debt covenants at March 31, 2005, and expects to be able to comply with those covenants for the remainder of fiscal 2005 based upon its fiscal 2005 projections. In December 2004, the Company amended its bank credit facility to change the financial covenants to allow for the effect of opening new stores. The leverage ratio and minimum financial EBITDA covenants were amended as shown in the financial covenants required under the credit facility included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

     The terms of the Company’s revolving credit facility and the indenture governing the senior notes do not fully prohibit the Company or its subsidiaries from incurring additional debt. As a result, the Company may be able to incur additional debt in the future.

     The Company paid $1.0 million on the note payable from settlement of the securities class action lawsuit related to former accounting improprieties during the six months ended March 31, 2005.

     Financial Condition. The increase in debt for the six month period ended March 31, 2005 is an $18.0 million increase in the bank revolving credit facility, which was primarily used to fund rental merchandise purchases. The first fiscal quarter is typically the period with the highest volume of rental merchandise purchases due to buying for the holiday season.

     Off Balance Sheet Arrangements. The Company is not subject to any off-balance sheet arrangements within the meaning of Rule 303(a)(4) of Regulation S-K.

     Contractual Obligations. The following table presents obligations and commitments to make future payments under contracts and contingent commitments at March 31, 2005:

		Due in less	Due in	Due in	Due after
Contractual Cash Obligations (In thousands)	Total	than one year	1-3 years	4-5 years	5 years
Debt (1)	$220,074	$18,000	$—	$—	$202,074
Capital lease obligations	16,782	6,030	10,737	15	—
Operating leases	90,319	27,136	52,688	9,798	697
Notes payable	42	18	24	—	—
Settlement of class action lawsuit (2)	1,000	1,000	—	—	—

Total cash obligations	$328,217	$52,184	$63,449	$9,813	$202,771

(1)	Consists of senior secured notes, net of discount. The Company’s $60.0 million revolving bank credit facility was at $18,000 at March 31, 2005. The short-term loans from the revolving bank credit facility are renewable throughout the term of the bank facility which expires June 2, 2008.

(2)	Consists of principal due on outstanding note.

	Amount of Commitment Expiration Per Period
	Total Amounts	Less than			Over
Other Commercial Commitments (In thousands)	Committed	one year	1-3 years	4-5 years	5 years
Lines of credit	$—	$—	$—	$—	$—
Standby letters of credit	3,310	3,310	—	—	—
Guarantees	—	—	—	—	—

Total commercial commitments	$3,310	$3,310	$—	$—	$—

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

     Recent Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”). SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. This Statement is effective as of the beginning of the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. The Company is currently evaluating the provisions of this Statement and will be required to expense the fair value of the equity instruments awarded to employees over the requisite service period.

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

          The Company needs to continue to improve operations in order to improve its financial condition, but operations will not improve if the Company cannot continue to effectively implement its business strategy or if general economic conditions are unfavorable. To improve operations, management developed and is implementing business strategy focused on controlling operating expenses, providing higher margin products, engaging in marketing efforts to differentiate the Company from its competitors, enhancing relationships with customers and selectively opening new stores in new and existing markets. If the Company is not successful in implementing its business strategy, or if the business strategy is not effective, the Company may not be able to continue to improve operations. The Company’s operating success is also dependent on its ability to maintain appropriate levels of inventory, achieve and maintain a product mix that satisfies changing customer demands and preferences and purchase high quality merchandise at attractive prices. In addition, any adverse change in general economic conditions may reduce consumer demand for products and reduce sales. Failure to continue to improve operations or a decline in general economic conditions would cause revenues and operating income to decline and impair the Company’s ability to service its debt.

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

At March 31, 2005, the Company had swap agreements with total notional principal amounts of $40.0 million, which effectively fixed the interest rate on obligations in the notional amount of $18.0 million of debt under the $60.0 million revolving credit facility. The swap agreements lock in a LIBOR rate ranging from 6.88% to 6.97% and mature in August 2005. Falling interest rates and/or a flattening of the yield curve will negatively impact the market value of the interest rate swaps. Changes in the valuation of such swap agreements are recorded directly to earnings. The face value of interest rate swap agreements was a liability of approximately $0.5 million at March 31, 2005. A 1% adverse change in the interest rates on variable rate obligations would affect pre-tax earnings by approximately $0.4 million.

The Company does not enter into derivative financial instruments for trading or speculative purposes. Currently, and since June 2, 2003, the Company is over-hedged because of the refinancing. The existing interest rate swaps hedged a portion of the previous LIBOR debt. As a result of the refinancing, the only LIBOR debt the Company has is the $60.0 million revolver credit facility, of which $18.0 million was outstanding at March 31, 2005. The Company will reduce its interest rate swap position as they mature through August 2005 because of the current cost to terminate those agreements.

ITEM 4. CONTROLS AND PROCEDURES

A.	Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Subsequent to the period covered by this report, the Company’s management and Audit Committee of the Board of Directors determined the need to correct the Company’s accounting for leases in order to conform with generally accepted accounting principles, as discussed in further detail in Note 2 to the consolidated financial statements included in this report. The Company also determined to give effect to its previously announced change in recognizing rental business revenues in periods prior to September 30, 2004. Accordingly, the Company intends to file an amendment to its Annual Report on Form 10-K for the year ended September 30, 2004 and an amendment to its Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 to restate the financial results contained in the financial statements provided with those reports. As a result of the discovery of the lease accounting issue, the Company re-evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2005, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005.

B.	Changes in Internal Control Over Financial Reporting. There has not been any change in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As discussed above, subsequent to the period covered by this report, the Company conducted a review of its accounting related to leases, corrected its method of accounting for leases and changed its internal controls to specifically identify the procedures to follow to ensure that its lease accounting complies with generally accepted accounting principles

PART II —OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is subject to litigation in the ordinary course of business. The Company believes the ultimate outcome of any existing litigation would not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

          The 2005 Annual Meeting of Shareholders was held on March 9, 2005, at the Crowne Plaza Hotel, Times Square, Manhattan, New York, New York. The matters voted on at the Annual Meeting were as follows:

          The election of two (2) Class I directors to serve until the 2008 Annual Meeting of Shareholders. The result of the vote was as follows:

Name of Director	Class	Votes For	Withheld Authority
Gerald A. Ryan	I	21,384,733	657,013
Robert B. Fagenson	I	21,441,412	600,234

          William Lerner, Jacqueline E. Woods, William E. Morgenstern, Marc W. Joseffer and John W. Higbee are the other directors of the Company whose terms of office continue after the Annual Meeting.

ITEM 6. EXHIBITS

     See exhibit index.

(1)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rent-Way, Inc.

(Registrant)

May 10, 2005		By: /s/ William A. McDonnell

Date		(Signature)
William A. McDonnell
Vice President and Chief Financial Officer

May 10, 2005		By: /s/ John A. Lombardi

Date		(Signature)
John A. Lombardi
Chief Accounting Officer and Controller

EXHIBIT INDEX

No.	Exhibit Name

3.1	Articles of Incorporation of Rent-Way, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1997, filed November 6, 1997.)

3.2	Statement with Respect to Shares of Series A Convertible Preferred Stock of the Company dated May 30, 2003 (incorporated by reference to exhibit 3.1 to Amendment No. 5 to the Company’s registration statement on Form S-3, No. 333-102525 filed on June 25, 2003).

3.3	Bylaws of Rent-Way, Inc., as amended (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2000, filed July 2, 2001.)

10.1*	Consulting Agreement dated March 22, 2005 between the Company and William E. Morgenstern

10.2*	Non-competition Agreement dated March 22, 2005 between the Company and William E. Morgenstern

10.3*	Form of stock option agreement for directors (immediately exercisable options)

10.4*	Form of stock option agreement for executive officers (immediately exercisable options)

12.1*	Ratio of Earnings to Fixed Charges Calculation

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to Section 906 of Sarbanes-Oxley Action of 2002

*	Filed herewith.