Form 10-Q
period 2005-06-30
RENT WAY INC
filed 2005-08-09
CIK 893046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 5 2005

Common Stock	26,266,676

RENT-WAY, INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
RENT-WAY, INC.
CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share data)
(unaudited)

	June 30	September 30,
	2005	2004
		(restated)
ASSETS

Cash and cash equivalents	$3,887	$3,412
Prepaid expenses	9,774	8,496
Rental merchandise, net	197,967	173,929
Rental merchandise credits due from vendors	2,692	3,242
Property and equipment, net	46,665	39,542
Goodwill	189,022	188,849
Deferred financing costs, net	6,565	7,420
Intangible assets, net	211	112
Other assets	6,940	6,126

Total assets	$463,723	$431,128

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable	$17,309	$26,187
Other liabilities	56,853	61,484
Deferred tax liability	14,681	10,496
Debt	234,211	203,934

Total liabilities	323,054	302,101

Contingencies	—	—

Convertible redeemable preferred stock	26,761	19,790

Shareholders’ equity:
Preferred stock, without par value; 1,000,000 shares authorized; 2,000 shares issued and outstanding as Series A convertible preferred shares	—	—
Common stock, without par value; 50,000,000 shares authorized; 26,263,476 and 26,243,676 shares issued and outstanding, respectively	304,472	304,395
Accumulated other comprehensive loss	(9)	(93)
Accumulated deficit	(190,555)	(195,065)

Total shareholders’ equity	113,908	109,237

Total liabilities and shareholders’ equity	$463,723	$431,128

The accompanying notes are an integral part of these financial statements.

RENT-WAY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands, except per share data)
(Unaudited)

	Three-Months Ended		Nine-months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(Restated)	(Restated)	(Restated)
REVENUES:
Rental revenue	$108,455	$103,211	$328,596	$316,514
Prepaid phone service revenue	4,313	6,602	13,617	19,676
Other revenues	15,529	15,069	48,579	47,198

Total revenues	128,297	124,882	390,792	383,388

COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
Rental merchandise	31,949	31,429	100,471	101,349
Property and equipment	3,732	3,836	12,145	12,240
Amortization of intangibles	195	86	251	310
Cost of prepaid phone service	2,684	4,075	8,460	13,007
Salaries and wages	35,580	33,192	105,164	100,552
Advertising, net	5,438	4,986	15,524	15,387
Occupancy	9,526	8,560	27,874	25,426
Restructuring costs	—	—	—	48
Other operating expenses	26,886	26,392	83,133	79,511

Total costs and operating expenses	115,990	112,556	353,022	347,830

Operating income	12,307	12,326	37,770	35,558

OTHER INCOME (EXPENSE):
Interest expense	(7,304)	(7,398)	(21,662)	(22,919)
Interest income	9	9	22	792
Amortization of deferred financing costs	(289)	(227)	(854)	(748)
Other income (expense)	(4,362)	1,600	(4,601)	(1,493)

Income before income taxes and discontinued operations	361	6,310	10,675	11,190
Income tax expense	1,395	1,395	4,185	4,185

Income (loss) before discontinued operations	(1,034)	4,915	6,490	7,005
Loss from discontinued operations	(181)	(12)	(361)	(1,722)

Net income (loss)	(1,215)	4,903	6,129	5,283
Dividend and accretion of preferred stock	(549)	(487)	(1,619)	(1,286)

Net income (loss) allocable to common shareholders	$(1,764)	$4,416	$4,510	$3,997

EARNINGS (LOSS) PER COMMON SHARE (NOTE 5):

Basic earnings (loss) per common share:
Income (loss) before discontinued operations	$(0.04)	$0.19	$0.24	$0.27

Net income (loss) allocable to common shareholders	$(0.07)	$0.17	$0.17	$0.15

Diluted earnings (loss) per common share:
Income (loss) before discontinued operations	$(0.04)	$0.16	$0.24	$0.26

Net income (loss) allocable to common shareholders	$(0.07)	$0.16	$0.17	$0.15

Weighted average common shares outstanding:
Basic	26,250	26,216	26,246	26,155

Diluted	26,250	30,125	26,778	26,700

The accompanying notes are an integral part of these financial statements.

RENT-WAY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)
(Unaudited)

	Nine-months Ended
	June 30,
	2005	2004
	(Restated)	(Restated)
OPERATING ACTIVITIES:
Net income	$6,129	$5,283
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Loss from discontinued operations	361	1,722
Depreciation and amortization	114,104	114,852
Deferred income taxes	4,185	4,185
Market adjustment for interest rate swap derivative	(1,408)	(3,009)
Market adjustment for preferred stock conversion option derivative	6,551	5,469
Write-off of property and equipment	254	303
Changes in assets and liabilities:
Restricted cash	—	10,000
Prepaid expenses	(1,280)	(2,643)
Rental merchandise	(124,328)	(94,677)
Rental merchandise deposits and credits due from vendors	550	802
Income tax receivable	—	4,227
Other assets	(838)	(2,055)
Accounts payable	(3,979)	(14,966)
Other liabilities	(6,031)	(23,491)

Net cash (used in) provided by continuing operations	(5,730)	6,002
Net cash used in discontinued operations	(361)	(695)

Net cash (used in) provided by operating activities	(6,091)	5,307

INVESTING ACTIVITIES:
Purchase of business, net of cash acquired	(754)	(230)
Purchases of property and equipment	(11,008)	(5,697)

Net cash used in investing activities	(11,762)	(5,927)

FINANCING ACTIVITIES:
Proceeds from borrowings	100,000	93,000
Payments on borrowings	(68,022)	(88,014)
Payments on note for settlement of class action lawsuit	(2,000)	(2,000)
Payments on capital leases	(5,629)	(5,971)
Cash overdraft	(4,901)	(1,226)
Issuance of common stock	77	938
Proceeds from convertible preferred stock	—	5,000
Dividends paid on convertible redeemable preferred stock	(1,197)	(909)
Deferred financing costs	—	(35)

Net cash provided by financing activities	18,328	783

Increase in cash and cash equivalents	475	163

Cash and cash equivalents at beginning of period	3,412	3,303

Cash and cash equivalents at end of period	$3,887	$3,466

The accompanying notes are an integral part of these financial statements.

RENT-WAY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands , except per share data)
(Unaudited)
1. SUMMARY OF CRITICAL ACCOUNTING POLICIES:
BUSINESS AND ORGANIZATION. Rent-Way, Inc. (the “Company” or “Rent-Way”) is a corporation organized under the laws of the Commonwealth of Pennsylvania. The Company operates a chain of stores that rent durable household products such as home entertainment equipment, furniture, major appliances, computers, and jewelry to consumers on a weekly, biweekly, semi-monthly or monthly basis in thirty-four states. The stores are primarily located in the Midwestern, Eastern and Southern regions of the United States. The Company also provides prepaid local phone service to consumers on a monthly basis through its majority-owned subsidiary, dPi Teleconnect, LLC (“DPI”).
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
These financial statements and the notes thereto should be read in conjunction with the Company’s financial statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2004. Certain information included in that Form 10-K will be restated as a result of the lease and revenue recognition adjustments discussed in Note 2 below.
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
STATEMENT OF CASH FLOWS INFORMATION. Cash and cash equivalents consist of cash on hand and on deposit and represent highly liquid investments with maturities of three-months or less when purchased. Cash equivalents are stated at cost, which approximates market value. The Company maintains deposits with several financial institutions. The Federal Deposit Insurance Corporation does not insure deposits in excess of $100 and mutual funds. Supplemental disclosures of cash flow information for the nine-months ended June 30, 2005 and 2004 are as follows:

	Nine-months ended June 30,
	2005	2004
CASH PAID DURING THE PERIOD FOR:
Interest	$27,760	$30,081
Income taxes (refunds)	—	(4,228)
NONCASH INVESTING ACTIVITIES:
Assets acquired under capital lease	8,513	8,452
Assets acquired from exchange	180	—

RENT-WAY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands , except per share data)
(Unaudited)
At June 30, 2005 and September 30, 2004, cash overdrafts of $6,213 and $1,312, respectively, were included in accounts payable in the accompanying Consolidated Balance Sheets.
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
DEFERRED FINANCING COSTS. Deferred financing costs consists of bond issuance costs and loan origination costs incurred in connection with the sale of $205,000 of senior secured notes and a new $60,000 revolving credit facility that was closed June 2, 2003. The bond issuance costs of $6,704 are amortized using the effective interest method over the seven-year term of the bonds. The loan origination costs of $2,062 are amortized on a straight-line basis over the five-year bank credit agreement. Deferred financing cost amortization was $289 and $227 for the three-month periods and $854 and $748 for the nine-month periods ended June 30, 2005 and 2004, respectively.
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
For fiscal years 2000 and 1998, the Company was insured under deductible programs with aggregate stop loss coverage on major claims. Claims within the insured deductible limits that were less than stop loss aggregates, were funded as claims developed using AM Best loss development factors. The fiscal 1999 worker’s compensation insurance had no aggregate retention and was funded as claims developed using AM Best loss development factors. Reserves were developed by independent consultants and totaled $711 and $994 at June 30, 2005 and September 30, 2004, respectively.
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
DISCONTINUED OPERATIONS. On February 8, 2003, the Company sold rental merchandise and related contracts of 295 stores to Rent-A-Center, Inc. Rent-A-Center, Inc. purchased certain fixed assets and assumed related store leases of 125 of these stores. Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of this component have been

RENT-WAY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands , except per share data)
(Unaudited)
segregated from those of continuing operations and are presented in the Company’s financial statements as discontinued operations (see Note 3).
2. RESTATEMENT OF PRIOR FINANCIAL INFORMATION
On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the Center for Public Company Audit Firms of the American Institute of Certified Public Accountants, which clarified existing generally accepted accounting principles applicable to leases and leasehold improvements. After conducting an internal review of its lease accounting procedures, the Company determined that its historical accounting for leases was not consistent with the accounting principles described in the SEC’s letter. To correct its accounting, the Company has reviewed its property lease portfolio and has restated its financial results for the prior periods presented in this report. The Company will also be restating the financial results contained in its Annual Report on Form 10-K for the year ended September 30, 2004 and its From 10-Q for the quarter ended December 31, 2004. In determining to restate, the Company reviewed the accounting for “rent holidays”, lives used in the calculation of the depreciation of leasehold improvements and accounting for tenant allowances. In addition, during the fiscal quarter ended December 31, 2004, the Company changed its revenue recognition policy from cash to the accrual basis of accounting. The Company recorded an adjustment of $2,568, which had the effect of decreasing earnings in that fiscal quarter. The Company reversed this adjustment recorded during the first fiscal quarter ended December 31, 2004, and included this change to the accrual basis for revenue recognition in the restated financial statements contained in this report.
The following is a summary on the impact of the restatement on the Company’s consolidated balance sheet at September 30, 2004, and the consolidated statements of operations for the three and nine-month periods ended June 30, 2004. There was no impact to net-cash provided by operating activities, net cash used in investing activities or net cash provided by financing activities for the nine-month periods ending June 30, 2005 and 2004.
Consolidated Balance Sheet
Fiscal Year Ended September 30, 2004

	Before
	Restatement	Adjustments	As Restated
Rental merchandise, net	$173,164	$765	$173,929
Property and equipment, net	42,063	(2,521)	39,542
Other Assets	3,896	2,230	6,126
Total Assets	430,655	473	431,128
Other Liabilities	55,163	6,321	61,484
Accumulated Deficit	(189,217)	(5,848)	(195,065)
Total shareholders’ equity	115,085	(5,848)	109,237
Total liabilities and shareholders’ equity	$430,655	$473	$431,128
Consolidated Statements of Operations
Three Month Period Ended June 30, 2004

	Before
	Restatement	Adjustments	As Restated
Rental Revenue	$102,574	$637	$103,211
Other Revenue	14,959	110	15,069
Total Revenue	124,135	747	124,882
Rental merchandise depreciation	31,295	134	31,429
Property and equipment depreciation	3,846	(10)	3,836
Salaries and wages	33,101	91	33,192
Occupancy	8,589	(29)	8,560
Other operating expenses	26,370	22	26,392
Operating income	11,787	539	12,326
Net income	4,364	539	4,903
Basic net income allocable to common shareholders per common share	$0.15	$0.02	$0.17
Diluted net income allocable to common shareholders per common share	$0.14	$0.02	$0.16

RENT-WAY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands , except per share data)
(Unaudited)
Nine-Month Period Ended June 30, 2004
Consolidated Statements of Operations

	Before
	Restatement	Adjustments	As Restated
Rental Revenue	$316,128	$386	$316,514
Other Revenue	46,985	213	47,198
Total Revenue	382,789	599	383,388
Rental merchandise depreciation	101,298	51	101,349
Property and equipment depreciation	11,569	671	12,240
Salaries and wages	100,341	211	100,552
Occupancy	25,784	(358)	25,426
Other operating expenses	79,498	13	79,511
Operating income	35,547	11	35,558
Net income	5,272	11	5,283
Basic net income allocable to common shareholders per common share	$0.15	$0.00	$0.15
Diluted net income allocable to common shareholders per common share	$0.15	$0.00	$0.15
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
Related operating results have been reported as discontinued operations in accordance with SFAS 144. The Company has reclassified the results of operations of the component disposed for the prior periods in accordance with provisions of SFAS 144. There have been no corporate expenses included in expenses from discontinued operations. Interest on debt that was required to be repaid as a result of the disposal transaction was allocated to income (loss) from discontinued operations. The effective interest rate on the outstanding debt of the Company at the time of the disposal was applied to the $68,643 estimated debt pay-down from the proceeds. There was no interest reclassified to loss from discontinued operations for the three and nine-months ended June 30, 2005 and 2004. The net loss from the discontinued operations were as follows:

	Three-months Ended June 30,		Nine-months Ended June 30,
	2005	2004	2005	2004
Operating expenses from discontinued operations (including exit costs)(1)	$(181)	$(12)	$(361)	$(1,722)

Net loss from discontinued operations	$(181)	$(12)	$(361)	$(1,722)

(1)	The Company recorded exit costs associated with the operation and transition of the stores to Rent-A-Center, Inc. for 30 days after closing, and monthly rent and common area maintenance charges until leases are terminated or expired, in accordance with SFAS 146. This includes a $1,027 write-off of leasehold improvements for the nine-months ended June 30, 2004.
There were no assets or liabilities held for sale included in the Consolidated Balance Sheet as of June 30, 2005, and September 30, 2004.
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

	Fixed	Lease
	Asset	Obligation
	Write Offs	Costs	Total
Balance at September 30, 2004	$—	$209	$209
Fiscal 2005 Provision	35	29	64
Amount Utilized in 2005	(35)	(206)	(241)

Balance at June 30, 2005	$—	$32	$32

Lease termination costs will be paid according to the contract terms.
5. EARNINGS (LOSS) PER COMMON SHARE:
Basic earnings (loss) per common share is computed using income (loss) allocable to common shareholders divided by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed using income (loss) allocable to common shareholders and the weighted average number of shares outstanding adjusted for the potential impact of options, warrants, conversion of convertible redeemable preferred stock, convertible preferred stock conversion derivative, dividends on convertible preferred stock and accretion of convertible preferred stock discount where the effects are dilutive. Because operating results were a loss for the three-months ended June 30, 2005, basic and diluted loss per common share were the same.
The following table discloses the reconciliation of numerators and denominators of the basic and diluted earnings (loss) per share computation :

RENT-WAY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands , except per share data)
(Unaudited)

	Three-months Ended June 30,		Nine-months Ended June 30,
	2005	2004	2005	2004
		(Restated)	(Restated)	(Restated)
COMPUTATION OF EARNINGS (LOSS) PER SHARE:
BASIC
Income (loss) before discontinued operations	$(1,034)	$4,915	$6,490	$7,005
Loss from discontinued operations	(181)	(12)	(361)	(1,722)

Net income (loss)	(1,215)	4,903	6,129	5,283
Dividend and accretion of preferred stock	(549)	(487)	(1,619)	(1,286)

Net income (loss) allocable to common shareholders	$(1,764)	$4,416	$4,510	$3,997

Weighted average common shares outstanding	26,250	26,216	26,246	26,155

Earnings (loss) per share:
Income (loss) before discontinued operations	$(0.04)	$0.19	$0.24	$0.27
Loss from discontinued operations	(0.01)	—	(0.01)	(0.07)
Dividend and accretion of preferred stock	(0.02)	(0.02)	(0.06)	(0.05)

Net income (loss) allocable to common shareholders	$(0.07)	$0.17	$0.17	$0.15

DILUTED

Net income (loss) allocable to common shareholders for basic earnings (loss) per share	$(1,764)	$4,416	$4,510	$3,997

Plus: Impact of assumed conversion:
Conversion derivative market value adjustment (1)	—	(233)	—	—
Dividends on 8% convertible preferred stock (1)	—	377	—	—
Accretion to preferred stock redemption amount (1)	—	110	—	—

Net income (loss) allocable to common shareholders for diluted earnings (loss) per share and assumed conversion	(1,764)	$4,670	$4,510	$3,997

Weighted average common shares used in calculating basic earnings (loss) per share	26,250	26,216	26,246	26,155
Add incremental shares representing:
Shares issuable upon exercise of stock options and warrants (2)	—	657	532	545
Shares issuable upon conversion of 8% convertible preferred stock (1).	—	3,252	—	—

Weighted average number of shares used in calculation of diluted earnings (loss) per share	26,250	30,125	26,778	26,700

Earnings (loss) per share:
Income (loss) before discontinued operations	$(0.04)	$0.16	$0.24	$0.26
Loss from discontinued operations	(0.01)	—	(0.01)	(0.06)
Dividend and accretion of preferred stock	(0.02)	—	(0.06)	(0.05)

Net income (loss) allocable to common shareholders	$(0.07)	$0.16	$0.17	$0.15

(1)	Including the effects of these items for the three-month period ended June 30, 2005 would be anti-dilutive. Therefore, 3,252 shares issuable upon conversion of 8% convertible preferred stock are excluded from consideration in the calculation of diluted loss per share for the three-months ended June 30, 2005. There were conversion derivative market value adjustments of $4,969, dividends on convertible preferred stock of $399, and accretion to preferred stock redemption in the amount of $151, which were not added back to net loss allocable to common shareholders for basic loss per share on the diluted loss per share because including the effects of these items would be anti-dilutive for the three-months ended June 30, 2005.

Including the effects of these items for the nine-month period ended June 30, 2005 would be anti-dilutive. Therefore, 3,252 shares issuable upon conversion of 8% convertible preferred stock are excluded from consideration in the calculation of diluted earnings per share for the nine-months ended June 30, 2005. There were conversion derivative market value adjustments of $6,551, dividends on convertible preferred stock of $1,198, and accretion to preferred stock redemption in the amount of $421, which were not added back to net income allocable to common shareholders for basic earnings per share on the diluted earnings per share because including the effects of these items would be anti-dilutive for the nine-months ended June 30, 2005.

Including the effects of these items for the nine-month period ended June 30, 2004 would be anti-dilutive. Therefore, 3,252 shares issuable upon conversion of 8% convertible preferred stock are excluded from consideration in the calculation of diluted earnings per share for the nine-months ended June 30, 2004. There were conversion derivative market value adjustments of $5,468, dividends on convertible preferred stock of $908 and accretion to preferred stock redemption in the amount of $303 which were not added back to net income allocable to common shareholders for basic earnings per share on the diluted earnings per share because including the effects of these items would be anti-dilutive for the nine-months ended June 30, 2004.

RENT-WAY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands , except per share data)
(Unaudited)

(2)	Including the effects of this item for the three-months ended June 30, 2005, would be anti-dilutive. For the three-months ended June 30, 2005, the number of stock options that were outstanding but not included in the computation of diluted loss per common share in which the exercise price was greater that the average market price was 649.
6. GOODWILL AND OTHER INTANGIBLES:
The Company accounts for goodwill in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” During the quarter, the Company completed an interim evaluation of DPI for impairment of goodwill. It was determined that no impairment existed and the Company will continue to monitor for impairment.
The following table shows the net carrying value of goodwill for the Company’s segments:

	Household	Prepaid Telephone
	Rental Segment	Service Segment	Total
Balance at September 30, 2004	$181,905	$6,944	$188,849
Additions	173	—	173
Disposals	—	—	—

Balance at June 30, 2005	$182,078	$6,944	$189,022

The following tables reflect the components of amortizable intangible assets at June 30, 2005 and September 30, 2004:

	Purchase	Cumulative	Net Carrying
Balance at June 30, 2005:	Amount	Amortization	Amount
Amortizable intangible assets:
Non-compete agreements	$2,701	$(2,602)	$99
Customer list	93	(32)	61
Customer contracts	162	(111)	51

	$2,956	$(2,745)	$211

	Purchase	Cumulative	Net Carrying
Balance at September 30, 2004:	Amount	Amortization	Amount
Amortizable intangible assets:
Non-compete agreements	$2,630	$(2,518)	$112
Customer contracts	1,164	(1,164)	—

	$3,794	$(3,682)	$112

     At June 30, 2005, future aggregate annual amortization of amortizable intangible assets is as follows:

Fiscal Year	Amount
Remaining 2005	$142
2006	31
2007	24
2008	14

$211

Amortization expense was $251 and $310 for the nine-months ended June 30, 2005 and 2004, respectively. There were no changes to the amortization methods and lives of the amortizable intangible assets.

RENT-WAY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands , except per share data)
(Unaudited)
7. OTHER ASSETS:
Other assets consist of the following:

	June 30,	September 30,
	2005	2004
		(Restated)
Other receivables	$4,168	$3,124
Other inventory	569	537
Deposits	788	832
Other	1,415	1,633

	$6,940	$6,126

8. OTHER LIABILITIES:
     Other liabilities consist of the following:

	June 30,	September 30,
	2005	2004
		(Restated)
Accrued salaries, wages, taxes and benefits	$12,812	$13,049
Capital lease obligations	18,667	14,970
Deferred revenue	6,855	5,564
Accrued dividends and interest	1,881	8,026
Vacant facility lease obligations	2,738	3,390
Swap liability	164	1,572
Accrued property taxes	3,401	4,098
Other	10,335	10,815

	$56,853	$61,484

9. DEBT:
     Debt consists of the following:

	June 30,	September 30,
	2005	2004
Senior secured notes	$202,176	$201,877
Revolving credit facility	32,000	—
Notes payable lawsuit settlement	—	2,000
Note payable	35	57

	$234,211	$203,934

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
(Unaudited)
outstanding.
The secured notes were offered at a discount of $3,583, which is being amortized using the effective interest method, over the term of the secured notes. Amortization of the discount was $101 and $90 for the three-month periods ending June 30, 2005, and 2004, and $298 and $261 for the nine-month periods ending June 30, 2005 and 2004 respectively, and is recorded as interest expense. Costs representing underwriting fees and other professional fees of $6,704 are being amortized over the seven-year term of the bonds using the effective interest method of amortization. The secured notes rank senior in right to all of the Company’s existing and future subordinated debt, have a lien position ranking second to the bank revolving credit facility and effectively junior in right of payment to all existing and future debt and other liabilities of the Company’s subsidiaries that are not subsidiary guarantors. The secured notes contain covenants that will, among other things, limit the Company’s ability to incur additional debt, make restricted payments, incur any additional liens, sell certain assets, pay dividend distributions from restricted subsidiaries, transact with affiliates, conduct certain sale and leaseback transactions and use excess cash flow.
The Company is in compliance with covenants at June 30, 2005, and expects to comply with covenants based upon its projections.
The Company’s bank revolving credit facility has the following material terms. The facility is with Harris Trust and Savings Bank, acting as administrative agent, and Bank of Montreal as lead arranger, and provides for National City Bank to act as syndication agent and provides for senior secured revolving loans of up to $60,000 including a $15,000 sub-limit for standby and commercial letters of credit and a $5,000 swingline sub-limit. The credit facility will expire five years from closing (June 2, 2008). The balance outstanding at June 30, 2005 was $32,000 with $24,790 available at June 30, 2005. Deferred financing costs of $2,062 are being amortized over the 5-year term of the bank agreement. The credit facility is guaranteed by all of the wholly owned domestic subsidiaries and collateralized by first priority liens on substantially all of the Company’s and subsidiary guarantors’ assets, including rental contracts and the stock held in domestic subsidiaries. The Company may elect that each borrowing of revolving loans be either base rate loans or Eurodollar loans. The Eurodollar loans bear interest at a rate per annum equal to an applicable margin plus LIBOR adjusted for a reserve percentage. Under the base rate option, the Company may borrow money based on the greater of (a) the prime interest rate or (b) the federal funds rate plus 0.50%, plus, in each case, a specified margin. A 0.50% commitment fee is payable quarterly on the unused amount of the revolving credit facility. Upon a default, interest will accrue at 2% over the applicable rate. The Company will be required to make specified mandatory prepayments upon subsequent debt or equity offerings and asset dispositions.
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
The terms of the convertible preferred stock include a number of conversion and redemption provisions that represent derivative financial instruments under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) (See Note 12). Certain features of the convertible preferred stock are accounted for as embedded derivative financial instruments. The Company determined the convertible feature of the convertible preferred stock is a derivative financial instrument that does not qualify for scope exemption under EITF 00-19, and, is required to be bifurcated, recorded at fair value, and marked to market. The market value of this derivative financial instrument was $19,881 and $13,330 at June 30, 2005 and September 30, 2004, respectively, and is recorded in convertible redeemable preferred stock in the consolidated balance sheet. The fair values of the derivatives were determined with the assistance of an independent valuation firm.

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
For SFAS No. 148 purposes, the fair value of each option granted under the 1992 Plan, the 1995 Plan, the 1999 Plan, and the 2004 Plan is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for options granted in fiscal years 2003 through 2005: expected volatility ranging from 97.46% to 99.98%, risk-free interest rates between 2.87% and 3.86%, and expected lives ranging from two to six years.
If the Company had elected to recognize the compensation cost of its stock option plans based on the fair value of the awards under those plans in accordance with SFAS No. 148, net income and earnings per common share would have been decreased to the pro-forma amounts below:

	For the Nine-Month Period Ended June 30,
	2005	2004
		(Restated)
Income before discontinued operations:
As reported	$6,490	$7,005
Plus: Compensation expense	—	—
Less: Stock-based employee compensation under fair-value based method for all awards, net of related tax effects	(861)	(100)

Pro-forma	$5,629	$6,905

Net income allocable to common shareholders:
As reported	$4,510	$3,997
Plus: Compensation expense	—	—
Less: Stock-based employee compensation under fair-value based method for all awards, net of related tax effects	(861)	(100)

Pro-forma	$3,649	$3,897

Basic earnings per common share:
Net income before discontinued operations:
As reported	$0.24	$0.27

Pro-forma	$0.21	$0.26

Net income allocable to common shareholders:
As reported	$0.17	$0.15

Pro-forma	$0.14	$0.15

Diluted earnings per common share:
Net income before discontinued operations:
As reported	$0.24	$0.26

Pro-forma	$0.21	$0.26

Net income allocable to common shareholders:
As reported	$0.17	$0.15

Pro-forma	$0.14	$0.15

There were 583,500 options granted during fiscal year 2005 through June 30, 2005: 48,000 granted October 1, with a grant price of $7.72, expiring in 2010, 10,000 options granted November 1, with a grant price of $7.93, expiring in 2010,10,000 options granted January 18, with a grant price of $8.71, expiring in 2011, and 515,500 options granted April 4 with a grant price of $7.94, expiring in 2010.
The 515,500 options granted April 4, 2005, provide for immediate vesting upon grant, but contain certain restrictions on transfer of the

RENT-WAY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands , except per share data)
(Unaudited)
share underlying the options.
12. DERIVATIVE FINANCIAL INSTRUMENTS:
On June 2, 2003, the Company issued 1,500 shares of convertible redeemable preferred stock (see Note 10). The terms of this preferred stock include a number of conversion and redemption provisions that represent derivatives under SFAS No. 133. The Company has determined the conversion feature of the convertible redeemable preferred stock is a derivative financial instrument that does not qualify for SFAS 133 scope exemption under EITF 00-19. It was bifurcated and recorded in the temporary equity classification on the balance sheet. The change in the fair market value of the conversion feature was expense of $4,969 and $6,551 for the three-months and nine-months ended June 30, 2005 and was income of $233 and expense of $5,469 for the three-months and nine-months ended June 30, 2004.
At June 30, 2005, the Company had interest rate swaps on a notional debt amount of $40,000 and a fair market value of $(164). The variable pay interest rate ranges from 6.88% to 6.97%. The maturity dates run through August 2005.
The Company’s interest rate swaps do not meet the qualifications for hedge accounting treatment under SFAS No. 133. The Company’s positive change in the fair market value of the interest rate swap portfolio was $380 and $1,408 for the three-months and nine-months ended June 30, 2005 and was $1,111 and $3,009 for the three-months and nine-months ended June 30, 2004. This was recorded to other expense in the Company’s consolidated statements of operations.
13. COMPREHENSIVE INCOME (LOSS):
Comprehensive loss encompasses net loss and changes in the components of accumulated other comprehensive loss not reflected in the Company’s consolidated statements of operations during the periods presented. Accumulated other comprehensive loss consists of the transition asset recorded at the time of adoption of SFAS No. 133.

	Other Comprehensive	Other Comprehensive
	Income	Income
	For Nine-months Ended	For Nine-months Ended
	June 30, 2005	June 30, 2004
		(Restated)
Net income	$6,129	$5,283
Amortization of SFAS 133 Transition amount	84	(57)

Other comprehensive income.	$6,213	$5,226

	Accumulated Other	Accumulated Other
	Comprehensive	Comprehensive
	Loss	Loss
	At June 30, 2005	At September 30, 2004
Balance at October 1	$(93)	$(69)

Amortization of SFAS 133
Transition amount	84	(24)

Accumulated other comprehensive loss	$(9)	$(93)

14. CONTINGENCIES:
The Company is subject to legal proceedings and claims in the ordinary course of its business that have not been finally adjudicated. Certain of these cases have resulted in initial claims totaling $3,070. However, all but $340 of such claims are, in the opinion of management, covered by insurance policies or indemnification agreements, or create only remote potential of any liability exposure to the Company and therefore should not have a material effect on the Company’s financial position, results of operations or cash flows. Additionally, threatened claims exist for which management is not yet able to reasonably estimate a potential loss. In management’s opinion, none of these threatened claims will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

RENT-WAY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands , except per share data)
(Unaudited)
The Company determines health insurance liability based on funding factors determined by cost plus rates for a fully insured plan and monthly headcount. The contracted rate is determined based on experience, prior claims filed and an estimate of future claims. A retrospective adjustment for over (under) funding of claims is recorded when determinable and probable. The retrospective adjustments to income was $1,542 and $208 for the three and nine month periods ended June 30, 2005 and 2004, respectively.
The Company’s workers’ compensation, automobile and general liability costs are determined based on claims filed and company experience. Losses in the workers’ compensation, automobile and general liability programs are pre-funded based on the insurance company’s loss estimates. Loss estimates will be adjusted for developed incurred losses at 18 months following policy inception and every 12 months thereafter. Retrospective adjustments to loss estimates are recorded when determinable and probable. The retrospective adjustments to income was $310 and $1,629 for the three and nine month periods ended June 30, 2005 and 2004, respectively.
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
15. INCOME TAXES:
During the first nine months of fiscal 2005, the Company recorded income tax expense and a deferred tax liability of $4,185 because the Company does not look to the reversal of the deferred tax liability associated with tax-deductible goodwill to offset a portion of its deferred tax asset, following the adoption of SFAS 142. The deferred tax liability for goodwill is $14,681 at June 30, 2005. The deferred tax asset, net of liabilities excluding goodwill, decreased from $73,242 at September 30, 2004 to $70,258 at June 30, 2005. This represented a decrease of $2,984 for the nine-months ended June 30, 2005. A full valuation allowance has been provided against the net deferred tax asset.
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

	Household	Prepaid Telephone	Inter-segment
	Rental Segment	Service Segment	Activity	Total Segments
For the three-months ended June 30, 2005
Total revenue	$124,150	$4,313	$(166)	$128,297

Operating income (loss)	$12,437	$(160)	$30	$12,307

Net loss	$(995)	$(220)	$—	$(1,215)

Total Assets	$466,278	$2,910	$(5,465)	$463,723

	Household Rental	Prepaid Telephone	Inter-segment
	Service	Service	Activity	Total
For the nine-months ended June 30, 2005 (Restated)
Total revenue	$377,681	$13,616	$(505)	$390,792

Operating income (loss)	$37,832	$(152)	$90	$37,770

Net income (loss)	$6,460	$(331)	$—	$6,129

Total Assets	$466,278	$2,910	$(5,465)	$463,723

RENT-WAY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands , except per share data)
(Unaudited)

	Household	Prepaid Telephone	Inter-segment
	Rental Segment	Service Segment	Activity	Total Segments
For the three months ended June 30, 2004 (Restated)
Total revenue	$118,481	$6,602	$(201)	$124,882

Operating income (loss)	$12,413	$(117)	$30	$12,326

Net income (loss)	$5,048	$(145)	$—	$4,903

Total Assets	$432,414	$3,428	$(4,210)	$431,632

	Household	Prepaid Telephone	Inter-segment
	Rental Segment	Service Segment	Activity	Total Segments
For the nine-months ended June 30, 2004 (Restated)
Total revenue	$364,318	$19,676	$(606)	$383,388

Operating income (loss)	$37,758	$(2,290)	$90	$35,558

Net income (loss)	$7,653	$(2,370)	$—	$5,283

Total Assets	$432,414	$3,428	$(4,210)	$431,632

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
The following schedules set forth the condensed consolidating balance sheets as of June 30, 2005 and September 30, 2004 and condensed consolidating statements of operations for the three-months and nine-months ended June 30, 2005 and 2004, and condensed consolidating statements of cash flows for the nine-months ended June 30, 2005 and 2004. In the following schedules, “Parent” refers to Rent-Way, Inc., “Guarantor Subsidiaries” refers to Rent-Way’s wholly owned subsidiaries, and “Non-Guarantor Subsidiaries” refers to DPI, the Company’s 83.5% owned subsidiary. “Eliminations” represent the adjustments necessary to eliminate inter-company investment in subsidiaries.

RENT-WAY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands , except per share data)
(Unaudited)
RENT-WAY, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
JUNE, 2005
(All dollars in thousands)

	Parent	Guarantor	Non-Guarantor		Rent-Way
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$2,746	$600	$541	$—	$3,887
Prepaid expenses	7,768	1,572	434	—	9,774
Rental merchandise, net	160,439	37,528	—	—	197,967
Rental merchandise credits due from vendors	2,057	635	—	—	2,692
Property and equipment, net	38,981	6,706	978	—	46,665
Goodwill	124,630	57,448	6,944	—	189,022
Deferred financing costs, net	6,565	—	—	—	6,565
Intangible assets, net	211	—	—	—	211
Other assets	5,315	717	908	—	6,940
Investment in subsidiaries	78,485	—	—	(78,485)	—

Total assets	$427,197	$105,206	$9,805	$(78,485)	$463,723

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable	$14,156	$1,396	$1,757	$—	$17,309
Other liabilities	44,655	10,334	1,864	—	56,853
Inter-company	(21,175)	19,062	2,113	—	—
Deferred tax liability	14,681	—	—	—	14,681
Debt	234,211	—	—	—	234,211

Total liabilities	286,528	30,792	5,734	—	323,054

Convertible redeemable preferred stock	26,761	—	—	—	26,761

SHAREHOLDERS’ EQUITY:
Common stock	304,472	75,248	1,600	(76,848)	304,472
Accumulated other comprehensive loss	(9)	—	—	—	(9)
Retained earnings (accumulated deficit)	(190,555)	(834)	2,471	(1,637)	(190,555)

Total shareholders’ equity	113,908	74,414	4,071	(78,485)	113,908

Total liabilities and shareholders’ equity	$427,197	$105,206	$9,805	$(78,485)	$463,723

RENT-WAY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands , except per share data)
(Unaudited)
RENT-WAY, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE-MONTHS ENDED JUNE 30, 2005
(All dollars in thousands)

	Parent	Guarantor	Non-Guarantor		Rent-Way
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated

REVENUES:
Rental revenues	$87,583	$20,872	$—	$—	$108,455
Prepaid phone service	—	—	4,313	—	4,313
Other revenues	12,800	2,729	—	—	15,529

Total revenues	100,383	23,601	4,313	—	128,297
COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
Rental merchandise	25,765	6,184	—	—	31,949
Property and equipment	2,913	687	132	—	3,732
Amortization of goodwill and other intangibles	141	54	—	—	195
Cost of prepaid phone service	—	—	2,684	—	2,684
Salaries and wages	28,702	6,181	697	—	35,580
Advertising, net	5,195	223	20	—	5,438
Occupancy	7,611	1,866	49	—	9,526
Other operating expenses	21,165	5,025	696	—	26,886

Total costs and operating expenses	91,492	20,220	4,278	—	115,990

Operating income (loss)	8,891	3,381	35	—	12,307
OTHER INCOME (EXPENSE):
Interest expense	(7,305)	—	1	—	(7,304)
Interest income	5	—	4	—	9
Amortization of deferred financing costs	(289)	—	—	—	(289)
Other income (expense), net	(4,416)	67	(13)	—	(4,362)
Equity in net income of subsidiaries	3,468	—	—	(3,468)	—

Income (loss) before income taxes and discontinued operations	354	3,448	27	(3,468)	361
Income tax expense	1,395	—	—	—	1,395

Income (loss) before discontinued operations	(1,041)	3,448	27	(3,468)	(1,034)
Loss from discontinued operations	(174)	(7)	—	—	(181)

Net income (loss)	$(1,215)	$3,441	$27	$(3,468)	$(1,215)

RENT-WAY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands , except per share data)
(Unaudited)
RENT-WAY, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE NINE-MONTHS ENDED JUNE 30, 2005
(All dollars in thousands)
(Restated)

	Parent	Guarantor	Non-Guarantor		Rent-Way
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated

REVENUES:
Rental revenues	$264,528	$64,068	$—	$—	$328,596
Prepaid phone service	—	—	13,617	—	13,617
Other revenues	39,899	8,680	—	—	48,579

Total revenues	304,427	72,748	13,617	—	390,792
COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
Rental merchandise	80,811	19,660	—	—	100,471
Property and equipment	9,459	2,258	428	—	12,145
Amortization of goodwill and other intangibles	183	68	—	—	251
Cost of prepaid phone service	—	—	8,460	—	8,460
Salaries and wages	85,036	18,188	1,940	—	105,164
Advertising, net	13,831	1,582	111	—	15,524
Occupancy	22,330	5,396	148	—	27,874
Other operating expenses	66,388	14,661	2,084	—	83,133

Total costs and operating expenses	278,038	61,813	13,171	—	353,022

Operating income (loss)	26,389	10,935	446	—	37,770
OTHER INCOME (EXPENSE):
Interest expense	(21,669)	—	7	—	(21,662)
Interest income	15	—	7	—	22
Amortization of deferred financing costs	(854)	—	—	—	(854)
Other income (expense), net	(4,712)	161	(50)	—	(4,601)
Equity in net income of subsidiaries	11,566	—	—	(11,566)	—

Income (loss) before income taxes and discontinued operations	10,735	11,096	410	(11,566)	10,675
Income tax expense	4,185	—	—	—	4,185

Income (loss) before discontinued operations	6,550	11,096	410	(11,566)	6,490
Loss from discontinued operations	(421)	60	—	—	(361)

Net income (loss)	$6,129	$11,156	$410	$(11,566)	$6,129

RENT-WAY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands , except per share data)
(Unaudited)
RENT-WAY, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE-MONTHS ENDED JUNE 30, 2005
(All dollars in thousands)
(Restated)

	Parent	Guarantor	Non-Guarantor		Rent-Way
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated

OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(9,293)	$2,549	$653	$—	$(6,091)

INVESTING ACTIVITIES:
Purchases of property and equipment	(9,295)	(1,431)	(282)	—	(11,008)
Investment in subsidiary	(754)	—	—	—	(754)

Net cash used in investing activities	(10,049)	(1,431)	(282)	—	(11,762)

FINANCING ACTIVITIES:
Proceeds from borrowings	100,000	—	—	—	100,000
Payments on borrowings	(68,017)	—	(5)	—	(68,022)
Payments on note for settlement of class action lawsuit	(2,000)	—	—	—	(2,000)
Payments on capital leases	(4,477)	(1,152)	—	—	(5,629)
Cash overdraft	(4,901)	—	—	—	(4,901)
Issuance of common stock	77	—	—	—	77
Dividends paid	(1,197)	—	—	—	(1,197)

Net cash provided by (used in) financing activities	19,485	(1,152)	(5)	—	18,328

Increase (decrease) in cash and cash equivalents	143	(34)	366	—	475

Cash and cash equivalents at beginning of year	2,603	634	175	—	3,412

Cash and cash equivalents at end of year	$2,746	$600	$541	$—	$3,887

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
(all amounts in thousands , except per share data)
(Unaudited)
RENT-WAY, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE-MONTHS ENDED JUNE 30, 2004
(All dollars in thousands)
(Restated)

	Parent	Guarantor	Non-Guarantor		Rent-Way
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated

REVENUES:
Rental revenues	$82,582	$20,629	$—	$—	$103,211
Prepaid phone service	—	—	6,602	—	6,602
Other revenues	12,319	2,750	—	—	15,069

Total revenues	94,901	23,379	6,602	—	124,882
COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
Rental merchandise	25,088	6,341	—	—	31,429
Property and equipment	3,013	682	141	—	3,836
Amortization of goodwill and other intangibles	65	21	—	—	86
Cost of prepaid phone service	—	—	4,075	—	4,075
Salaries and wages	26,424	5,841	927	—	33,192
Advertising, net	4,635	60	291	—	4,986
Occupancy	6,750	1,726	84	—	8,560
Other operating expenses	20,363	5,059	970	—	26,392

Total costs and operating expenses	86,338	19,730	6,488	—	112,556

Operating income (loss)	8,563	3,649	114	—	12,326
OTHER INCOME (EXPENSE):
Interest expense	(7,805)	407	—	—	(7,398)
Interest income	8	—	1	—	9
Amortization — deferred financial costs	(227)	—	—	—	(227)
Other income (expense), net	1,554	46	—	—	1,600
Equity in net income of subsidiaries	4,288	—	—	(4,288)	—

Income (loss) before income taxes and discontinued operations	6,381	4,102	115	(4,288)	6,310
Income tax expense	1,395	—	—	—	1,395

Income (loss) before discontinued operations	4,986	4,102	115	(4,288)	4,915
Loss from discontinued operations	(83)	71	—	—	(12)

Net income (loss)	$4,903	$4,173	$115	$(4,288)	$4,903

RENT-WAY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands , except per share data)
(Unaudited)
RENT-WAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE-MONTHS ENDED JUNE 30, 2004
(All dollars in thousands)
(Restated)

	Parent	Guarantor	Non-Guarantor		Rent-Way
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated

REVENUES:
Rental revenues	$253,277	$63,237	$—	$—	$316,514
Prepaid phone service	—	—	19,676	—	19,676
Other revenues	38,623	8,575	—	—	47,198

Total revenues	291,900	71,812	19,676	—	383,388
COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
Rental merchandise	80,848	20,501	—	—	101,349
Property and equipment	9,428	2,374	438	—	12,240
Amortization of goodwill and other intangibles	233	77	—	—	310
Cost of prepaid phone service	—	—	13,007	—	13,007
Salaries and wages	79,359	17,935	3,258	—	100,552
Advertising, net	14,023	156	1,208	—	15,387
Occupancy	19,573	5,575	278	—	25,426
Restructuring costs	36	12	—	—	48
Other operating expenses	61,814	14,614	3,083	—	79,511

Total costs and operating expenses	265,315	61,244	21,271	—	347,830

Operating income (loss)	26,585	10,568	(1,595)	—	35,558
OTHER INCOME (EXPENSE):
Interest expense	(24,008)	1,089	—	—	(22,919)
Interest income	789	—	3	—	792
Amortization — deferred financial costs	(748)	—	—	—	(748)
Other income (expense), net	(1,633)	140	—	—	(1,493)
Equity in net income of subsidiaries	9,556	—	—	(9,556)	—

Income (loss) before income taxes and discontinued operations	10,541	11,797	(1,592)	(9,556)	11,190
Income tax expense	4,185	—	—	—	4,185

Income (loss) before discontinued operations	6,356	11,797	(1,592)	(9,556)	7,005
Loss from discontinued operations	(1,073)	(649)	—	—	(1,722)

Net income (loss)	$5,283	$11,148	$(1,592)	$(9,556)	$5,283

RENT-WAY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands , except per share data)
(Unaudited)
RENT-WAY, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE-MONTHS ENDED JUNE 30, 2004
(All dollars in thousands)

	Parent	Guarantor	Non-Guarantor		Rent-Way
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$4,148	$1,227	$(68)	$—	$5,307

INVESTING ACTIVITIES:
Purchases of property and equipment	(4,675)	(855)	(167)	—	(5,697)
Investment in subsidiary	230	—	—	—	230

Net cash used in investing activities	(4,905)	(855)	(167)	—	(5,927)
FINANCING ACTIVITIES:
Proceeds from borrowings	93,000	—	—	—	93,000
Payments on borrowings	(88,014)	—	—	—	(88,014)
Payments on note for settlement of class action lawsuit	(2,000)	—	—	—	(2,000)
Payments on capital leases	(4,717)	(1,254)	—	—	(5,971)
Book overdraft	(1,226)	—	—	—	(1,226)
Deferred financing costs	(35)	—	—	—	(35)
Issuance of common stock	938	—	—	—	938
Proceeds from convertible preferred stock	5,000	—	—	—	5,000
Dividends paid	(909)	—	—	—	(909)

Net cash provided by (used in) financing activities	2,037	(1,254)	—	—	783

Increase (decrease) in cash and cash equivalents	1,280	(882)	(235)	—	163

Cash and cash equivalents at beginning of year	1,803	882	618	—	3,303

Cash and cash equivalents at end of year	$3,083	$—	$383	$—	$3,466

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
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Non-monetary Assets” (“SFAS 153”). SFAS 153 eliminates an exception in Accounting Principles Board Opinion No. 29, “Accounting for Non-monetary Transactions,” which provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some non-monetary exchanges, although commercially substantive, be recorded on a carryover basis. SFAS

RENT-WAY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands , except per share data)
(Unaudited)
153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance – that is, transactions that are not expected to result in significant changes in cash flows of the reporting entity. This statement is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Management’s discussion and analysis is provided as a supplement to, and should be read in conjunction with, the unaudited financial statements and accompanying notes to the consolidated financial statements of Rent-Way.
OVERVIEW
     At June 30, 2005, Rent-Way operated 784 rental-purchase stores located in 34 states. The Company offers quality brand name home entertainment equipment, furniture, computers, major appliances, and jewelry to customers under full-service rental-purchase agreements that generally allow the customer to obtain ownership of the merchandise at the conclusion of an agreed upon rental period. The Company also provides prepaid local phone service to consumers on a monthly basis through DPI. DPI is a non-facilities based provider of local phone service.
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
     Operating results for the nine-months ended June 30, 2005 are not indicative of results that may be expected for the fiscal year ending September 30, 2005 because of seasonality. The typical store experiences a slight decrease in the number of agreements during the summer months while, on balance, the rest of the year demonstrates growth in agreements. While there is constant turnover within the portfolio of rental agreements, the total number of rental agreements in a store does not change significantly. This stability in the number of rental agreements facilitates revenue forecasting.
     Through sales, closures and combinations, the number of stores operated by the Company has decreased from 1,062 as of September 30, 2002, to 784 as of June 30, 2005. The following table shows the number of stores opened, acquired, sold, closed and/or combined during this period.

	YEARS ENDED SEPTEMBER 30,		PERIOD ENDED
STORES	2003	2004	JUNE 30, 2005
Open at Beginning of Period	1,062	753	754
Opened	1	2	32
Locations Acquired	—	—	1
Locations Sold	(298)	0	(1)
Closed or Combined	(12)	(1)	(2)

Open at End of Period	753	754	784

As discussed further in Note 2 to the consolidated financial statements, the Company recently reviewed its operating lease and revenue recognition accounting policy and determined that it was appropriate to restate consolidated financial statements for the fiscal years 2004 and prior, and for the first quarter of fiscal 2005. The Company is in the process of preparing an amendment to its Form 10-K for the three years ended September 30, 2004 and its Form 10-Q for the fiscal quarter ended December 31, 2004. On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the Center for Public Company Audit Firms of the American Institute of Certified Public Accountants, which clarified existing generally accepted accounting principles applicable to leases and leasehold improvements. The restatement adjustments relate to lease accounting matters, including those discussed in the SEC Letter. In the SEC Letter, the SEC expressed its view on the amortization of leasehold improvements, rent holidays and landlord/tenant incentives. The restatement adjustments also relate to revenue recognition as a result of the Company’s change from the cash basis of accounting to the accrual basis of accounting.
The impact of the restatement on the consolidated balance sheet as of September 30, 2004, and the consolidated statement of operations for the three-month and nine-month periods ended June 30, 2004 and the consolidated statement of cash flows for the nine-month period ended June 30, 2004 is presented in Note 2 to the consolidated financial statements included in this report. As a result of these entries, rental merchandise, net increased by $0.8 million, property and equipment, net decreased by $2.5 million, other assets increased by $2.2 million and other liabilities increased by $6.3 million as of September 30, 2004. Revenues increased $0.7 million and $0.6 million for the three-month and nine-month periods ended June 30, 2004, respectively. Operating income and net income increased $0.5 million and $0.01 million for the three-month and nine-month period ended June 30, 2004, respectively. The restatement had no impact on previously reported diluted earnings per share for the nine-month period ended June 30, 2004, but did increase diluted earnings per share for the three-month period ended June 30, 2004 by $0.02 to $0.16. There was no impact to net cash provided by operating activities, net cash used in investing activities or net cash provided by financing activities for the nine-month period ending June 30, 2004.
The following is a summary of the expected impact of the restatement of the Company’s consolidated balance sheet at September 30 2003, the consolidated statements of operations and the consolidated statements of cash flows for the fiscal years ending September 30, 2004, 2003 and 2002.
Consolidated Balance Sheet
Fiscal Year Ended September 30, 2003

	Before
	Restatement	Adjustments	As Restated
Rental merchandise, net	$171,982	$909	$172,891
Property and equipment, net	38,765	(1,464)	37,301
Other Assets	19,946	2,305	22,251
Total Assets	457,859	1,750	459,609
Other Liabilities	85,328	7,497	92,825
Accumulated Deficit	(196,660)	(5,747)	(202,407)
Total shareholders equity	106,789	(5,747)	101,042
Total liabilities and shareholders’ equity	$457,859	$1,750	$459,609
Consolidated Statements of Operations
Fiscal Year Ended September 30, 2004

	Before
	Restatement	Adjustments		As Restated
Total Revenue	$503,777		$933	$504,710
Operating income	41,192		(102)	41,090
Net income	9,248		(102)	9,146
Net income (loss) allocable to common shareholders	7,444		(102)	7,342
Basic net income allocable to common shareholders per common share	$0.28	$	_	$0.28
Diluted net income allocable to common shareholders per common share	$0.25		$(0.01)	$0.24
Consolidated Statements of Operations
Fiscal Year Ended September 30, 2003

	Before
	Restatement	Adjustments	As Restated
Total Revenue	$491,310	$(622)	$490,688

	Before
	Restatement	Adjustments	As Restated
Operating income	$36,493	$410	$36,903
Net income	(29,377)	1,941	(27,436)
Net income (loss) allocable to common shareholders	(29,890)	1,941	(27,949)
Basic net income (loss) allocable to common shareholders per common share	$(1.16)	$0.08	$(1.08)
Diluted net income (loss) allocable to common shareholders per common share	$(1.16)	$0.08	$(1.08)
Consolidated Statements of Operations
Fiscal Year Ended September 30, 2002

	Before
	Restatement	Adjustments	As Restated
Total Revenue	$493,370	$50	$493,420
Operating income	23,369	76	23,445
Net income	(76,472)	248	(76,224)
Net income (loss) allocable to common shareholders	(76,472)	248	(76.224)
Basic net income (loss) allocable to common shareholders per common share	$(3.06)	$0.01	$(3.05)
Diluted net income (loss) allocable to common shareholders per common share	$(3.06)	$0.01	$(3.05)
Consolidated Statements of Cash Flows
Fiscal Year Ended September 30, 2004

	Before
	Restatement	Adjustments	As Restated
Net cash provided by operating activities	$26,686	$(19)	$26,667
Net cash used for investing activities	$(9,583)	$19	$(9,564)
Consolidated Statements of Cash Flows
Fiscal Year Ended September 30, 2003

	Before
	Restatement	Adjustments	As Restated
Net cash used in operating activities	$(28,842)	$(21)	$(28,863)
Net cash provided by investing activities	$87,218	21	$87,239
Consolidated Statements of Cash Flows
Fiscal Year Ended September 30, 2002

	Before
	Restatement	Adjustments	As Restated
Net cash used in operating activities	$48,702	$(10)	$48,692
Net cash provided by investing activities	$(10,342)	10	$(10,332)
The following is a summary of the expected impact of the restatement of the Company’s consolidated balance sheet December 30, 2004, the consolidated statements of operations for the three-month periods ended December 31, 2004 and 2003, and the consolidated statements of cash flows for the three-month periods ended December 31, 2004 and 2003.
Consolidated Balance Sheet
December 31, 2004

	Before
	Restatement	Adjustments	As Restated
Rental merchandise, net	$194,564	$—	$194,564
Property and equipment, net	46,051	(3,265)	42,786
Other Assets	5,761	—	5,761
Total Assets	460,529	(3,265)	457,264
Other Liabilities	54,321	821	55,142
Accumulated Deficit	(190,479)	(4,086)	(194,565)
Total shareholders’ equity	113,851	(4,086)	109,765
Total liabilities and shareholders’ equity	$460,529	$(3,265)	$457,264
Consolidated Statements of Operations
Three Month Period Ended December 31, 2004

	Before
	Restatement	Adjustments	As Restated
Total Revenue	$126,297	$—	$126,297
Operating income	11,970	(808)	11,162
Net income (loss)	(726)	1,760	1,034
Net income (loss) allocable to common shareholders	(1,261)	1,760	499
Basic net income (loss) allocable to common shareholders per common share	$(0.05)	$0.07	$0.02
Diluted net income (loss) allocable to common shareholders per common share	$(0.05)	$0.07	$0.02
Consolidated Statements of Operations
Three Month Period Ended December 31, 2003

	Before
	Restatement	Adjustments	As Restated
Total Revenue	$123,609	$(426)	$123,183

	Before
	Restatement	Adjustments	As Restated
Operating income	$8,519	$(364)	$8,155
Net income	(5,817)	(364)	(6,181)
Net income (loss) allocable to common shareholders	(6,212)	(364)	(6,576)
Basic net income (loss) allocable to common shareholders per common share	$(0.24)	$(0.01)	$(0.25)
Diluted net income (loss) allocable to common shareholders per common share	$(0.24)	$(0.01)	$(0.25)
There was no impact to net cash provided by operating activities, net cash used in investing activities or net cash provided by financing activities for the three-month periods ended December 31, 2004 and 2003.
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
COMPANY PERFORMANCE MEASURES
     Management uses a number of metrics to assess its performance. The following are the more important of these metrics:
•	Same store revenue is a measure that indicates whether the Company’s existing stores continue to grow. Same store revenues consists of revenues from stores in the household rental segment that have been operating for more than fifteen months and have had no changes affecting operations during that time, i.e. mergers, dispositions or acquisitions. Stores that experienced mergers, dispositions or acquisitions during that period are not included in the calculation of same store revenues. Same store revenues increased 2.6% quarter over quarter. This is attributable to the continuation of offering higher-end merchandise to customers and increasing rental rates on certain products.

•	Gross weekly rental revenue, or GWRR, is a key measure of the Company’s growth. GWRR is the total potential rental revenue that could be collected from all active rental agreements based on a weekly payment cycle. This is monitored at the individual store level and Company level. Total GWRR was $8.8 million based on active agreements at June 30, 2005, versus $8.4 million for active agreements at June 30, 2004. This increase is attributable to the continuation of offering higher end merchandise to stores, increasing rental rates on certain products and the addition of new stores.

•	Performance percentage is one metric the Company uses to measures overall operating performance. The Company defines performance percentage as total rental revenue collected as a percentage of total GWRR or, potential revenue. Performance percentage was 89.3% for the three-month period ended June 30, 2005 and 89.3% for the three-month period ended June 30, 2004. The performance percentage reflects the results of 784 stores and 753 stores for the three-month periods ended June 30, 2005 and 2004, respectively. Senior management, as well as store managers, use the Company’s computerized management information system to monitor cash collection on a daily basis. There are daily cash collections expectations conveyed to the field and closely monitored by senior management.

•	Rental merchandise depreciation as a percentage of rental revenue plus other revenue has long been an indicator of gross profit margins on rental contracts. The Company uses the units of activity depreciation method for all rental merchandise except computers and electronic game systems, which are depreciated on the straight-line method. Under the units of activity method, rental merchandise is depreciated as revenue is earned. Thus, rental merchandise is not depreciated during periods when it is not on rent and therefore not generating rental revenue. Rental merchandise depreciation as a percentage of rental revenue plus other revenue was 25.8% for the three-month period ended June 30, 2005 versus 26.6% for the three-month period ended June 30, 2004. The improvement in rental merchandise depreciation is attributable to the Company’s achieved purchasing efficiencies and improvement to management of previously rented merchandise.

•	Operating income of the household rental segment is a key measure that management uses to monitor how revenue growth and cost control measures impact profitability. Operating income of the household rental segment was 10.0% of total revenue for the three-month period ended June 30, 2005 versus 10.5% of total revenues for the three-month period ended June 30, 2004. This is attributable to the expenses associated with opening new stores.
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

RESULTS OF OPERATIONS
As an aid to understanding the Company’s operating results, the following tables express items of the Company’s unaudited consolidated statements of operations for the three and nine-month periods ended June 30, 2005 and 2004 as a period-over-period percentage change.
COMPARISON OF THREE-MONTHS ENDED JUNE 30, 2005 AND 2004

	Three-Months Ended
	June 30,		Percent Change
In thousands	2005	2004
		(Restated)
REVENUES:
Rental revenue	$108,455	$103,211	5
Prepaid phone service revenue	4,313	6,602	(35)
Other revenue	15,529	15,069	3

Total revenues	128,297	124,882	3

COSTS AND OPERATING EXPENSES:
Depreciation and amortization
Rental merchandise	31,949	31,429	2
Property and equipment	3,732	3,836	(3)
Amortization of intangibles	195	86	127
Cost of prepaid phone service	2,684	4,075	(34)
Salaries and wages	35,580	33,192	7
Advertising	5,438	4,986	9
Occupancy	9,526	8,560	11
Other operating expenses	26,886	26,392	2

Total costs and operating expenses	115,990	112,556	3

Operating income	12,307	12,326	—
OTHER INCOME (EXPENSE):
Interest expense	(7,304)	(7,398)	(1)
Interest income	9	9	—
Amortization and write-off of deferred financing costs	(289)	(227)	27
Other income (expense)	(4,362)	1,600	(373)

Income before income taxes and discontinued operations	361	6,310	(94)
Income tax expense	1,395	1,395	—

Income (loss) before discontinued operations	(1,034)	4,915	(121)
Loss from discontinued operations	(181)	(12)	1,408

Net income (loss)	(1,215)	4,903	(125)
Dividend and accretion of preferred stock	(549)	(487)	13

Net income (loss) allocable to common shareholders	$(1,764)	$4,416	(140)

Total revenues. Total revenues increased $3.4 million to $128.3 million from $124.9 million. Rental revenue increased by $5.3 million, which is attributable to opening new stores, the continuation of offering higher end merchandise to stores and increasing rental rates on certain products. The $5.3 million increase in rental revenue was offset by a $2.3 million decrease in prepaid phone service revenue attributable to a loss of customers year over year.
Rental Merchandise Depreciation. Rental merchandise depreciation as a percentage of rental revenue plus other revenue was 25.8% for the three months ended June 30, 2005 versus 26.6% for the three months ended June 30, 2004. This decrease is due to the Company’s achieved purchasing efficiencies and improvement to management of previously rented merchandise.
Cost of Prepaid Phone Service. The cost of prepaid phone service decreased to $2.7 million from $4.1 million. The decrease in costs is due to a general decrease in the customer base year over year.
Salaries and Wages. Salaries and wages increased to $35.6 million from $33.2 million. This 7% increase is generally due to annual increases in wages and salaries and an increase in headcount year over year as a result of new store openings.
Advertising. Advertising expense increased $0.4 million to $5.4 million from $5.0 million. This increase is primarily due to grand opening expenses associated with the new store initiative.
Occupancy. Occupancy expense increased to $9.5 million from $8.6 million primarily due to general rent increases, increases in maintenance expense resulting from a strategic initiative to improve the appearance and consistency of the Company’s stores, and the opening of new stores.
Other Operating Expense. Other operating expense increased to $26.9 million from $26.4 million. The increase in expense was primarily due to an increase in payroll taxes, auto fuel, utilities, losses, and legal and professional fees, some of which is related to opening new stores. The Company received favorable retrospective insurance adjustments for casualty and health insurance aggregating $1.8 million and $1.9 million during the three months ended June 30, 2005 and 2004, respectively.
Interest Expense. Interest expense decreased to $7.3 million from $7.4 million. This decrease is primarily due to lower interest rates on borrowings outstanding on the bank revolving credit facility.
Other Income (Expense), Net. Other expense was $4.4 million for the three-months ended June 30, 2005, compared to income of $1.6 million for the three-months ended June 30, 2004. Other expense for the three months ended June 30, 2005 included a charge of $5.0 million as a result of the change in the fair market value of the convertibility feature of the convertible redeemable preferred stock derivative offset by income of $0.4 million due to a positive change in the fair market value of the interest rate swap portfolio. Other income for the three months ended June 30, 2004 included $0.2 million of income as a result of the change in the fair market value of the convertibility feature of the convertible redeemable preferred stock derivative and income of $1.1 million due to a positive change in the fair market value of the interest rate swap portfolio.
Income Tax Expense. During the third quarter of fiscal 2005 and 2004, the Company recorded income tax expense of $1.4 million due to the Company’s inability to look to the reversal of the deferred tax liability associated with tax deductible goodwill to offset a portion of its deferred tax asset following the adoption of SFAS 142.
Loss From Discontinued Operations. The loss from discontinued operations was $0.2 million for the three-months ended June 30, 2005 as compared to $0.01 million for the same period ended June 30, 2004.
Net Income (Loss). The Company generated a net loss of $1.2 million in the three-month period ended June 30, 2005 as a result of the factors described above compared to net income of $4.9 million in the same period last year.
Net Income (Loss) Allocable To Common Shareholders. On June 2, 2003, the Company issued 1,500 shares of convertible redeemable preferred stock for $10,000 per share and a one-year option to purchase an additional 500 shares of convertible redeemable preferred stock. As of June 30, 2004, the option was fully exercised. The dividend and the accretion of preferred stock totaled $0.5 million for both the period ended June 30, 2005 and 2004 and were charged to the accumulated deficit, and reduced net income allocable to common shareholders.
COMPARISON OF NINE-MONTHS ENDED JUNE 30, 2005 AND 2004

	Nine-Months Ended
	June 30,		Percent Change
In thousands	2005	2004
	(Restated)	(Restated)
REVENUES:
Rental revenue	$328,596	$316,514	4
Prepaid phone service revenue	13,617	19,676	(31)
Other revenue	48,579	47,198	3

Total revenues	390,792	383,388	2

COSTS AND OPERATING EXPENSES:
Depreciation and amortization
Rental merchandise	100,471	101,349	(1)
Property and equipment	12,145	12,240	(1)
Amortization of intangibles	251	310	(19)
Cost of prepaid phone service	8,460	13,007	(35)
Salaries and wages	105,164	100,552	5
Advertising	15,524	15,387	1
Occupancy	27,874	25,426	10
Restructuring Costs	—	48	(100)
Other operating expenses	83,133	79,511	5

	Nine-Months Ended
	June 30,		Percent Change
In thousands	2005	2004
	(Restated)	(Restated)
Total costs and operating expenses	353,022	347,830	1

Operating income	37,770	35,558	6
OTHER INCOME (EXPENSE):
Interest expense	(21,622)	(22,919)	(5)
Interest income	22	792	(97)
Amortization and write-off of deferred financing costs	(854)	(748)	14
Other income (expense)	(4,601)	(1,493)	208

Income before income taxes and discontinued operations	10,675	11,190	(7)
Income tax expense	4,185	4,185	—

Income before discontinued operations	6,490	7,005	(7)
Loss from discontinued operations	(361)	(1,722)	(79)

Net income	6,129	5,283	16
Dividend and accretion of preferred stock	(1,619)	(1,286)	26

Net income allocable to common shareholders	$4,510	$3,997	13

Total revenues. Total revenues increased $7.4 million to $390.8 million from $383.4 million. Rental revenue increased by $12.1 million, which is attributable to opening new stores, the continuation of offering higher end merchandise to stores and increasing rental rates on certain products. The $12.1 million increase in rental revenue was offset by $6.1 million decrease in prepaid phone service revenue attributable to a loss of customers year over year.
Rental Merchandise Depreciation. Rental merchandise depreciation as a percentage of rental revenue plus other revenue was 26.6% for the nine months ended June 30, 2005 versus 27.9% for the nine months ended June 30, 2004. This decrease is primarily driven by the purchasing cycle for computer merchandise. The Company added significantly more computers to the portfolio in fiscal year 2003 that are now becoming fully depreciated. This decrease is also attributable to the Company’s achieved purchasing efficiencies and improvement to management of previously rented merchandise.
Cost of Prepaid Phone Service. The cost of prepaid phone service decreased to $8.5 million from $13.0 million. The decrease in costs is due to a general decrease in the customer base year over year.
Salaries and Wages. Salaries and wages increased to $105.2 million from $100.6 million. This 5% increase is generally due to annual increases in wages and salaries and an increase in headcount year over year as a result of new store openings.
Advertising. Advertising expense increased $0.1 million to $15.5 million from $15.4 million. This increase is primarily due to an increase in grand opening expenses associated with new store openings offset partially by a reduction in television advertising.
Occupancy. Occupancy expense increased to $27.9 million from $25.4 million primarily due to general rent increases, increases in maintenance expense resulting from a strategic initiative to improve the appearance and consistency of the Company’s stores, and the opening of new stores.
Other Operating Expense. Other operating expense increased to $83.1 million from $79.5 million. The increase in expense was primarily due to an increase in payroll taxes, auto fuel, utilities, postage related to local store marketing, losses, and legal and professional fees, some of which is related to opening new stores. The Company received favorable retrospective insurance adjustments for casualty and health insurance aggregating $1.8 million and $1.9 million during the nine months ended June 30, 2005 and 2004, respectively.
Interest Expense. Interest expense decreased to $21.7 million from $22.9 million. This decrease is primarily due to lower interest rates on borrowings outstanding on the bank revolving credit facility.
Other Income (Expense), Net. Other expense was $4.6 million for the nine-months ended June 30, 2005, compared to $1.5 million for the nine-months ended June 30, 2004. This change is primarily due to the change in the fair market value of the feature of the convertible redeemable preferred stock derivative, which resulted in expense of $6.6 million in the nine-month period ended June 30, 2005, compared to $5.5 million expense for the nine-month period ended June 30, 2004. This change is also due to the change in the fair market value of the interest rate swap portfolio, which resulted in income of $1.4 million in the nine-month period ended June 30, 2005 compared to income of $3.0 million for the nine-month period ended June 30, 2004.

Income Tax Expense. During the first nine months of fiscal years 2005 and 2004, the Company recorded income tax expense of $4.2 million due to the Company’s inability to look to the reversal of the deferred tax liability associated with tax deductible goodwill to offset a portion of its deferred tax asset following the adoption of SFAS 142.
Loss From Discontinued Operations. The loss from discontinued operations was $0.4 million for the nine-months ended June 30, 2005 as compared to $1.7 million for the same period ended June 30, 2004. The decrease in discontinued operations is primarily due to the write-off of leasehold improvements of $1.0 million in the nine-month period ended June 30, 2004.
Net Income. The Company generated net income of $6.1 million in the nine-month period ended June 30, 2005 as a result of the factors described above compared to net income of $5.3 million in the same period last year.
Net Income Allocable To Common Shareholders. On June 2, 2003, the Company issued 1,500 shares of convertible redeemable preferred stock for $10,000 per share and a one-year option to purchase an additional 500 shares of convertible redeemable preferred stock. As of June 30, 2004, the option was fully exercised. The dividend and the accretion of preferred stock totaled $1.6 million and $1.3 million and were charged to the accumulated deficit, and reduced net income allocable to common shareholders for the nine-month period ended June 30, 2005 and 2004, respectively.
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
     Cash flows from operating activities The Company’s statements of cash flows are summarized as follows:

In thousands	For the Nine-Months Ended June 30
	2005	2004
	(Restated)	(Restated)
Net cash provided by (used in) operating activities	$(6,091)	$5,307

     Cash flows used in operating activities increased by $11.4 million period over period. The main reason for this increase was an increase in rental merchandise purchases and a decrease in income taxes receivable period over period.
     Cash flows from investing activities. The Company’s statement of cash flows are summarized as follows:

In thousands	For the Nine-Months Ended June 30,
	2005	2004
	(Restated)	(Restated)
Purchase of businesses, net of cash acquired	$(754)	$(230)
Purchases of property and equipment	(11,008)	(5,697)

Net cash used in investing activities	$(11,762)	$(5,927)

     Purchases of property and equipment accounted for the most significant increases in investing activities. The increase in purchases of property and equipment is due to the Company’s effort to open new stores, and improve the appearance of its stores through leasehold improvements and upgrade computer systems in the stores.
Financing Activities. The Company’s statement of cash flows are summarized as follows:

In thousands	For the Nine-Months Ended June 30,
	2005	2004
	(Restated)	(Restated)
Proceeds from borrowings	$100,000	$93,000
Payments on borrowings	(68,022)	(88,014)
Payments on class action lawsuit note payable	(2,000)	(2,000)
Payments on capital leases	(5,629)	(5,971)
Cash overdraft	(4,901)	(1,226)
Deferred financing costs	—	(35)
Issuance of common stock	77	938
Proceeds from convertible preferred stock	—	5,000

In thousands	For the Nine-Months Ended June 30,
	2005	2004
	(Restated)	(Restated)
Dividends paid	(1,197)	(909)

Net cash provided by financing activities	$18,328	$783

     Proceeds and payments on borrowings included both short-term and long-term financing activities. At June 30, 2005, the Company had $24.8 million available of its $60.0 million bank revolving credit facility. There was a $32.0 million balance outstanding on the bank revolving credit facility and there were $3.2 million letters of credits outstanding.
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
     The Company is in compliance with all debt covenants at June 30, 2005, and expects to be able to comply with those covenants for the remainder of fiscal 2005 based upon its projections. In December 2004, the Company amended its bank credit facility to change the financial covenants to allow for the effect of opening new stores. The leverage ratio and minimum financial EBITDA covenants were amended as shown in the financial covenants required under the credit facility included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2004.
     The terms of the Company’s revolving credit facility and the indenture governing the senior notes do not fully prohibit the Company or its subsidiaries from incurring additional debt. As a result, the Company may be able to incur additional debt in the future.
     The Company paid $2.0 million on the note payable from settlement of the securities class action lawsuit related to former accounting improprieties during the nine-months ended June 30, 2005.
     Financial Condition. The increase in debt for the nine-month period ended June 30, 2005 is an $32.0 million increase in the bank revolving credit facility, which was primarily used to fund rental merchandise purchases.
     Off Balance Sheet Arrangements. The Company is not subject to any off-balance sheet arrangements within the meaning of Rule 303(a)(4) of Regulation S-K.
     Contractual Obligations. The following table presents obligations and commitments to make future payments under contracts and contingent commitments at June 30, 2005:

		Due in less	Due in	Due in	Due after
Contractual Cash Obligations (In thousands)	Total	than one year	1-3 years	4-5 years	5 years
Debt (1)	$234,176	$32,000	$—	$—	$202,176
Capital lease obligations	18,667	5,822	12,143	702	—
Operating leases	91,109	27,416	53,617	9,510	566
Notes payable	35	11	24	—	—

Total cash obligations	$343,987	$65,249	$65,784	$10,212	$202,742

(1)	Consists of senior secured notes, net of discount. The Company’s $60.0 million revolving bank credit facility was at $32,000 at June 30, 2005. The short-term loans from the revolving bank credit facility are renewable throughout the term of the bank facility which expires June 2, 2008.

	Amount of Commitment Expiration Per Period
Other Commercial	Total Amounts	Less than			Over
Commitments (In thousands)	Committed	one year	1-3 years	4-5 years	5 years
Lines of credit	$—	$—	$—	$—	$—
Standby letters of credit	3,210	3,210	—	—	—
Guarantees	—	—	—	—	—

Total commercial commitments	$3,210	$3,210	$—	$—	$—

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
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Non-monetary Assets” (“SFAS 153”). SFAS 153 eliminates an exception in Accounting Principles Board Opinion No. 29, “Accounting for Non-monetary Transactions,” which provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some non-monetary exchanges, although commercially substantive, be recorded on a carryover basis. SFAS 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance – that is, transactions that are not expected to result in significant changes in cash flows of the reporting entity. This statement is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005.
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
     These covenants also require the Company to maintain compliance with financial ratios, each as defined in the credit facility, such as a minimum fixed charge coverage ratio, a maximum leverage ratio, a minimum rental merchandise usage ratio, and minimum levels of net worth and monthly EBITDA, among others. If the Company is unable to meet the terms of these covenants or if the Company breaches any of these covenants, a default could result under the credit facility. A default, if not waived by the Company’s lenders, could impair the Company’s ability to borrow additional funds under the credit facility and could result in outstanding amounts there under becoming immediately due and payable. If acceleration occurs, the Company may not be able to repay its debt and the Company may not be able to borrow sufficient additional funds to refinance the debt. If the Company is unable to repay outstanding amounts under the revolving credit facility, the holders of the debt could foreclose on the Company’s assets securing this debt.
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
At June 30, 2005, the Company had swap agreements with total notional principal amounts of $40.0 million, which effectively fixed the interest rate on obligations in the notional amount of $32.0 million of debt under the $60.0 million revolving credit facility. The swap agreements lock in a LIBOR rate ranging from 6.88% to 6.97% and mature in August 2005. Falling interest rates and/or a flattening of the yield curve will negatively impact the market value of the interest rate swaps. Changes in the valuation of such swap agreements are recorded directly to earnings. The face value of interest rate swap agreements was a liability of approximately $0.2 million at June 30, 2005. A 1% adverse change in the interest rates on variable rate obligations would affect pre-tax earnings by approximately $0.4 million.
The Company does not enter into derivative financial instruments for trading or speculative purposes. Currently, and since June 2, 2003, the Company is over-hedged because of the refinancing. The existing interest rate swaps hedged a portion of the previous LIBOR debt. As a result of the refinancing, the only LIBOR debt the Company has is the $60.0 million revolver credit facility, of which $32.0 million was outstanding at June 30, 2005. The Company will reduce its interest rate swap position as they mature through August 2005 because of the current cost to terminate those agreements.
ITEM 4. CONTROLS AND PROCEDURES
A.	Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

During the period covered by this report, the Company’s management and Audit Committee of the Board of Directors determined the need to correct the Company’s accounting for leases in order to conform with generally accepted accounting principles, as discussed in further detail in Note 2 to the consolidated financial statements included in this report. The Company also determined to give effect to its previously announced change in recognizing rental business revenues in periods prior to September 30, 2004. Accordingly, the Company intends to file an amendment to its Annual Report on Form 10-K for the year ended September 30, 2004 and an amendment to its Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 to restate the financial results contained in the financial statements provided with those reports.

B.	Changes in Internal Control Over Financial Reporting. Other than as described in the next paragraph, there has not been any change in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As discussed above, during the period covered by this report, the Company conducted a review of its accounting related to leases, corrected its method of accounting for leases and changed its internal controls to specifically identify the procedures to follow to ensure that its lease accounting complies with generally accepted accounting principles.

PART II —OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The Company is subject to litigation in the ordinary course of business. The Company believes the ultimate outcome of any existing litigation would not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.
ITEM 5. OTHER INFORMATION
     In March 2005, the board of directors of the Company approved the extension of the exercise date of all stock options outstanding under the 1999 Stock Option Plan that would have otherwise expired during the remaining portion of the 2005 fiscal year. The exercise date of these options was extended to September 30, 2005. At the time of the board's action, all of such options were underwater. Options held by the following executive officers and directors of the Company were affected by the board's action: William E. Morgenstern–55,000; Gerald A. Ryan–60,000; Marc A. Joseffer–30,000; Robert Fagenson–30,000; William Lerner–30,000.
ITEM 6. EXHIBITS
     See exhibit index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rent-Way, Inc.
(Registrant)
August 8, 2005	By: /s/ William A. McDonnell

Date	(Signature)
William A. McDonnell
Vice President and Chief Financial Officer

August 8, 2005	By: /s/ John A. Lombardi

Date	(Signature)
John A. Lombardi
Chief Accounting Officer and Controller

EXHIBIT INDEX
No.	Exhibit Name
3.1	Articles of Incorporation of Rent-Way, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1997, filed November 6, 1997.)

3.2	Statement with Respect to Shares of Series A Convertible Preferred Stock of the Company dated May 30, 2003 (incorporated by reference to exhibit 3.1 to Amendment No. 5 to the Company’s registration statement on Form S-3, No. 333-102525 filed on June 25, 2003).

3.3*	Bylaws of Rent-Way, Inc., as amended.

12.1*	Ratio of Earnings to Fixed Charges Calculation

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to Section 906 of Sarbanes-Oxley Action of 2002

*	Filed herewith.