Form 10-K
period 2005-09-30
RENT WAY INC
filed 2005-12-29
CIK 893046

UNITED STATES U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-22026
RENT-WAY, INC.
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-1407782
(State of Incorporation)	(I.R.S. Employer Identification Number)
ONE RENTWAY PLACE, ERIE, PENNSYLVANIA 16505
(Address of principal executive offices)
(814) 455-5378
(Registrant’s telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF CLASS	NAME OF EXCHANGE ON WHICH REGISTERED

COMMON STOCK, NO PAR VALUE	NEW YORK STOCK EXCHANGE
     SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
The aggregate market value of common stock held by non-affiliates of the registrant as of March 31, 2005, was $206,501,723
The number of shares outstanding of the registrant’s common stock as of December 23, 2005 was 26,381,376
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement for its 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

RENT-WAY, INC.
ii

RENT-WAY, INC.
PART I
ITEM I. BUSINESS
GENERAL
     Rent-Way, Inc. (the “Company” or “Rent-Way”) operates 788 rental-purchase stores located in 34 states. The Company offers quality, brand name home entertainment equipment, furniture, computers, major appliances and jewelry to customers under full-service, rental-purchase agreements that allow the customer to obtain ownership of the merchandise at the conclusion of an agreed upon rental period. The Company also provides prepaid local phone service to consumers on a monthly basis through dPi Teleconnect LLC (“DPI”), its 83.5%-owned subsidiary. DPI is a non-facilities based provider of local phone service.
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
BUSINESS HISTORY
     William Morgenstern, the Chairman of the Board, co-founded the Company in 1981 with Gerald A. Ryan, a current board member, to operate a rental-purchase store in Erie, Pennsylvania. By 1993, the Company was operating 19 stores in three states and had completed its initial public offering. Concurrent with the initial public offering, the Company began implementing a strategy of aggressive store expansion driven primarily by acquisitions and facilitated by the consolidation trend in the rent-to-own market. From 1993 to 1998, the Company acquired 420 stores in various transactions. In fiscal 1999, the Company became the second largest company in the rental-purchase industry based on number of stores as a result of a merger with Home Choice Holdings, Inc., in which 458 stores were acquired, and the acquisition of 250 stores from Rentavision, Inc. and 21 stores from America’s Rent-to-Own Center, Inc. In November 2000, the Company operated 1,147 stores, which was the largest number of stores the Company has operated in its history. The Company acquired a 70% interest in DPI in 2000 for $7.5 million and acquired an additional 13.5% in 2004 for $0.4 million.
     In December 2002, the Company entered into a definitive purchase agreement to sell rental merchandise and related contracts of 295 underperforming stores to Rent-A-Center, Inc. Rent-A-Center purchased certain fixed assets and assumed related store leases of 125 of these stores. The transaction closed on February 8, 2003, for approximately $100.4 million. Of the sale price, $14.7 million was paid for transaction, store closing and similar expenses. Rent-A-Center held back $10.0 million to secure the indemnification obligations in the sale. Rent-A-Center released $5.0 million of the holdback on May 8, 2003, and the remaining $5.0 million on August 8, 2004. The net sale proceeds were used to reduce outstanding bank debt. During the second quarter of fiscal 2003, management formulated a plan to restructure the corporate office through workforce reductions to rationalize corporate costs subsequent to the sale to Rent-A-Center. These restructuring activities were substantially completed during the fiscal quarter ended March 31, 2003.
     On June 2, 2003, the Company completed the sale of $205.0 million of senior secured notes, closed a new $60.0 million revolving line of credit facility and sold $15.0 million in newly authorized 8% redeemable convertible preferred stock through a private placement. The net proceeds of the offerings, together with borrowing under the new revolving credit facility and the net proceeds of the sale of the redeemable convertible preferred stock repaid all amounts outstanding under the Company’s previous senior bank credit facility. As a result of the completion of the refinancing, the Company’s corporate credit rating was raised by Standard & Poor’s Rating Services from ‘CCC’ to ‘B+’.

THE RENTAL-PURCHASE INDUSTRY
     Begun in the mid- to late-1960s, the rental-purchase business offers an alternative to traditional retail installment sales and generally serves customers that have annual household incomes ranging from $20,000 to $40,000. The Association of Progressive Rental Organizations (“APRO”), the industry’s trade association, estimated that at the end of 2004 the industry comprised approximately 8,300 stores providing 6.9 million products to 2.7 million households. Based on estimates from APRO, the rental-purchase industry generated gross revenues of $6.6 billion in 2004 from these transactions. The rental-purchase industry has grown consistently over the past several years despite significant fluctuations in the U.S. economy. From 1996 to 2004, revenues generated by the industry have increased with no year in the period reflecting growth less than 3.3%. Over the past five years, the industry has experienced significant consolidation.
STRATEGY
     In fiscal year 2005 the company increased revenues and profitability and the management team renewed its efforts to grow by opening new stores and leveraging its core competencies.
     Priorities for the Company in 2006 will be:
Continue to increase revenues, profits and cash flow in core stores.
The Company believes it has the capacity to increase revenue and overall profitability of its existing stores. The Company will operate in a balanced fashion; simultaneously pursuing growth and profitability. The Company also believes that most of its new stores opened in fiscal 2005 will achieve profitability and positive cash flows in fiscal 2006.
The Company regularly monitors the weekly rental rates of the broad range of products it rents, and from time to time adjusts those rates to bring them in line with competitive pricing. The Company believes that nominal increases in prices on certain items are feasible and will enhance profitability. The Company also believes that these increases will not negatively impact its efforts to increase customer and revenue growth, while maintaining its price to value emphasis on the products it rents.
Open stores and actively pursue acquisitions to leverage existing infrastructure.
The Company will continue to pursue growth through its store opening program by selectively opening stores in existing markets to leverage its existing management team, corporate structure, and advertising expenses. The Company will also actively seek out strategic acquisitions that fit within its existing geography to simultaneously enhance revenues and maximize profitability.
Enhance training and development programs.
The key to the Company maintaining continuity and sustaining growth is the training and development of its people. In 2005, the Company hired an experienced Director of Training and Organizational Development to enhance the Company’s training and development initiatives in support of the Company’s vision, core values, and strategic plan. In 2006, the Company will continue to expand the Training and Organizational Development department by adding several Field Training positions. By adding these positions and utilizing subject matter experts, research and best practices, the Company will continue to focus on a blended learning approach that supports the customer experience, positional training, leadership development, and succession planning.
Emphasize our balanced marketing strategy and better capitalize on the RentWay brand.
Relying on extensive consumer research and competitive intelligence, the Company’s 2006 marketing strategy will further capitalize on the strength of the unique RentWay culture by emphasizing a balanced program designed to motivate employees, build brand awareness, significantly differentiate the brand from all competitors, and drive retail store traffic. In addition to a balanced media plan that delivers continuity throughout the year, the 2006 program includes a strong focus on developing and implementing programs to build on, improve, and sustain customer retention and loyalty. Consistent with the marketing strategy in prior years, the Company will feature award-winning store managers in all advertising while maintaining usage of the “We Are Family” theme song in all broadcast executions. The popular song and focus on store managers reinforces the importance of customer and employee relationships and highlights the strength of the RentWay brand.

OPERATIONS
     Store Locations. The Company uses a variety of information sources to identify store locations that are readily accessible to low and middle income customers. An ideal location for a store is in a high traffic and high visibility area, such as neighborhood shopping centers that include a supermarket. The Company believes this type of location is convenient for its customers and enables customers to visit the stores on a more frequent basis.
     The Company’s stores average approximately 4,000 square feet in floor space and are generally uniform in interior appearance and design and display of available merchandise. The stores have separate storage areas, but generally do not use warehouse facilities.
     As of September 30, 2005, the Company operated 788 stores in 34 states as follows:

	NUMBER OF		NUMBER OF		NUMBER OF
LOCATION	STORES	LOCATION	STORES	LOCATION	STORES
Florida	72	Indiana	23	Kansas	10
New York	68	Arkansas	23	New Hampshire	9
Texas	60	Michigan	23	Missouri	8
Pennsylvania	56	Georgia	19	Connecticut	8
South Carolina	52	Alabama	19	Maine	7
Ohio	52	Illinois	17	Oklahoma	7
North Carolina	47	Arizona	16	West Virginia	7
Kentucky	34	Massachusetts	15	Vermont	6
Virginia	29	Nebraska	12	New Mexico	6
Tennessee	26	Mississippi	12	Iowa	6
Louisiana	24	Maryland	10	Delaware	4
				Rhode Island	1
     Product Selection. The Company offers home entertainment equipment, furniture, personal computers, major appliances and jewelry. Home entertainment equipment includes television sets, DVD players, home theater systems, camcorders and stereos. Major appliances include refrigerators, ranges, washers and dryers. The Company’s product line currently includes the Sharp, RCA, JVC, Phillips and Panasonic brands of home entertainment equipment; the Ashley, Bassett, Catnapper, Progressive and England Corsair brands of furniture; the Dell and IBM brand of personal computers; and, Crosley, Sears Kenmore and General Electric brands of major appliances. The Company closely monitors inventory levels and customer rental requests and adjusts its product mix accordingly. Prepaid local phone service is also provided through DPI.
     For the fiscal year ended September 30, 2005, payments under rental-purchase contracts for home entertainment products, furniture, personal computers, major appliances and jewelry accounted for approximately 34.9%, 29.5%, 17.1%, 16.1%, and 2.4% of the Company’s rental revenues, respectively. Customers may rent either new merchandise or previously rented merchandise. As of September 30, 2005, weekly rentals currently range from $7.99 to $49.99 for home entertainment equipment, from $6.99 to $41.99 for furniture, from $14.99 to $44.99 for personal computers, from $9.99 to $31.99 for major appliances and from $9.99 to $25.99 for jewelry. Previously rented merchandise is typically offered at the same weekly or monthly rental rate as is offered for new merchandise but with an opportunity to obtain ownership of the merchandise after fewer rental payments.
      Rental-Purchase Agreements. Merchandise is provided to customers under written rental-purchase agreements that set forth the terms and conditions of the transaction. The Company uses standard form rental-purchase agreements, which are reviewed by legal counsel and customized to meet the legal requirements of the various states in which they are to be used. Generally, the rental-purchase agreement is signed at the store, but may be signed at the customer’s residence if requested. Customers rent merchandise on a week-to-week and, to a lesser extent, on a month-to-month basis with rent payable in advance. At the end of the initial and each subsequent rental period, the customer retains the merchandise for an additional week or month by paying the required rent or may terminate the agreement without further obligation. If the customer decides to terminate the agreement, the merchandise is returned to the store and is then available for rent to another customer. The Company retains title to the merchandise during the term of the rental-purchase agreement. If a customer rents merchandise for a sufficient period of time, usually 12 to 24 months, ownership is transferred to the customer without further payments being required, except in North Carolina where a final purchase option payment is required. Customers typically make rental payments in cash or by check or money order. The Company does not extend credit. See “—Government Regulation.”
     Product Turnover. Generally, a minimum rental term of between 12 and 36 months is required to obtain ownership of new merchandise. An item of rental merchandise typically remains in the Company’s store inventory for about 24 months. During this period, the Company ordinarily rents the item to three to five different customers. If a customer returns the product, and if the product continues to meet certain quality standards, the Company will continue to rent the item. If the item no longer satisfies quality standards, the item is sold or discarded. Based upon merchandise returns for the year ended September 30, 2005, the Company believes that the average period of time during which customers rent merchandise is 16 to 18 weeks. However, turnover varies significantly based on the type of merchandise being rented. Certain consumer electronic products are generally rented for shorter periods, while computers, appliances and furniture are generally rented for longer periods. Most rental-purchase transactions require delivery and pickup of the product, weekly or monthly payment processing and, in some cases, repair and refurbishment of the product. Rental-purchase agreements require larger aggregate payments than are generally charged under installment purchase or credit plans for similar merchandise, primarily to cover the operating expenses generated by greater product turnover.
     Customer Service. The Company offers same-day delivery, installation and pick-up of its merchandise. The Company also provides any required service or repair without charge, except for damage in excess of normal wear and tear. If the product cannot be repaired at the customer’s residence, the Company provides a temporary replacement while the product is being repaired. The customer is fully liable for damage, loss or destruction of the merchandise, unless the customer purchases an optional loss/damage waiver or chooses to participate in the Preferred Customer Club program. Most of the products offered by the Company are covered by a manufacturer’s warranty for varying periods, which, subject to the terms of the warranty, is transferred to the customer in the event that the customer obtains ownership. Repair services are provided through in-house service technicians or independent contractors. The Company offers Preferred Customer Club, a third-party administered fee-based membership program that provides special loss and damage protection in the event of involuntary job loss, accidental death and dismemberment insurance, as well as other discounts on merchandise and services.
     Collections. Management believes that effective collection procedures are important to the Company’s success. The Company’s collection procedures increase the revenue per product and decrease the likelihood of default and reduce charge-offs. Senior management and store managers use the Company’s computerized management information system to monitor cash collections on a daily basis. In the event a customer fails to make a rental payment when due, store employees will attempt to contact the customer to obtain payment and reinstate the contract, or make arrangements to regain possession of the merchandise and may subsequently terminate the contract. However, store managers are given latitude to determine the appropriate collection action to be pursued based on individual circumstances. Depending on state regulatory requirements, the Company charges for the reinstatement of terminated accounts or collects a delinquent account fee. Such fees are standard in the industry and may be subject to state law limitations. See “—Government Regulation.” Even though the Company is not subject to the federal Fair Debt Collection Practices Act, it is the Company’s policy in its collection procedures to generally abide by the primary restrictions of this law, which contains specific restrictions regarding communication with consumers designed to prohibit abusive debt collection practices. Charge-offs due to lost or stolen merchandise and discards were approximately 3.5%, 2.8% and 3.3 % of the Company’s household rental segment total revenues for the years ended September 30, 2005, 2004, and 2003, respectively.
     Management. The Company’s stores are organized geographically with several levels of management. At the individual store level, each store manager is responsible for customer relations, deliveries, pick-ups, inventory management, staffing and local marketing efforts. A Company store normally employs one store manager, one assistant manager, and two to three account managers. The staffing of a store depends on the number of customers and rental-purchase contracts serviced by the store.
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
     Marketing and Advertising. The Company promotes its products and services through its website, email marketing programs, direct mail and direct-response television advertising on national cable networks and syndicated programs. The Company also solicits via local telemarketing. Broadcast advertisements focus on the Company’s unique brand personality, featuring award winning store managers, the 100% satisfaction guarantee, the 1-800 RentWay store locator and brand name products. The Company has also initiated several new retention programs to enhance customer loyalty and retention. Advertising expense as a percentage of revenue for the years ended September 30, 2005, 2004 and 2003 were 4.1%, 4.0% and 4.5%, respectively. As the Company opens or acquires new stores in its existing markets, the advertising expense of each store in the market is reduced by listing all stores in the same market-wide advertisement.
     Competition. The Company is one of the largest operators of stores in the rental-purchase industry; however, the rental-purchase industry is highly competitive. The Company competes with other rental-purchase businesses and, to a lesser extent, with rental stores that do not offer their customers a purchase option. Competition is based primarily on brand management and customer service, although it is also based on rental rates and terms, product selection and product availability. With respect to consumers who are able to purchase a product for cash or on credit, the Company also competes with department stores, discount stores and retail outlets that offer an installment sales program or offer comparable products and prices.
     Personnel. As of September 30, 2005, the Company had 3,997 employees, 192 of whom are corporate employees located at the corporate headquarters in Erie, Pennsylvania. None of the Company’s employees are represented by a labor union. The Company believes that its relationship with employees is good. This belief is supported by annual internal employee surveys.
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
     Service Marks. The Company has registered the “Rent-Way” and “We Are Family”, service marks and related designs under the Lanham Act. The Company believes that these marks have acquired significant market recognition and goodwill in the communities in which its stores are located.
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
     In order to conduct its business, DPI is required to obtain governmental authorization in each state in which it provides local telephone service. At the present time, DPI has obtained or has pending such authorization in 41 states. DPI’s licenses must be renewed on a periodic basis. In addition to governmental approval, DPI must enter into a resale contract with an ILEC to purchase service for resale. Under applicable federal law, all ILECs are required to negotiate these contracts with CLECs. At the present time, DPI has resale agreements in place with all existing major ILECs and is moving forward on agreements with several smaller regional ILECs. DPI markets and sells its services through a network of agents. As of September 30, 2005, the Company had 685 stores offering the service and was DPI’s largest agent based on revenues. Customers generally pay the Company and other agents of DPI between $30.00 and $65.00 per month for prepaid local telephone services, depending on area retail pricing and additional feature services. Under the contract with DPI, the Company is entitled to retain 10% of the customer’s payments as its agent’s fee, which is consistent with the fees retained by DPI’s other agents. As of September 30, 2005, DPI had approximately 20,845 customers.
     The Company owns 83.5% of DPI. The holder of the remaining 16.5% interest in DPI is DPI Holdings, Inc. Under applicable GAAP rules, the Company currently records 100% of DPI losses and will record 100% of the income until losses are recovered, whereupon based on an agreement with DPI Holdings the minority interest will be recognized and income/loss will be recorded based on percentage of ownership of DPI.

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
     The degree to which the Company is leveraged could have other important consequences to holders of the common stock, including the following:
•	The Company must dedicate a substantial portion of its cash flow from operations to the payment of principal and interest on debt and dividends on the Series A preferred stock, and, under the indenture for the Company’s $205 million of senior notes, must make an offer to purchase senior notes on an annual basis from excess cash flow, reducing the funds available for operations;

•	The Company’s ability to obtain additional financing is limited;

•	The Company’s flexibility in planning for, or reacting to, changes in the markets in which the Company competes is limited;

•	The Company is at a competitive disadvantage relative to competitors with less indebtedness; and

•	The Company is rendered more vulnerable to general adverse economic and industry conditions.
     The Company’s revolving credit facility imposes restrictions that limit operating and financial flexibility.
Covenants in the Company’s revolving credit facility restrict the Company’s ability to:
•	incur liens and debt;

•	pay dividends;

•	make redemptions and repurchases of capital stock;

•	make loans, investments and capital expenditures;

•	prepay, redeem or repurchase debt;

•	engage in mergers, consolidations, asset dispositions, sale-leaseback transactions and affiliate transactions; and

•	change the business.
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
     The terms of the indenture for the senior notes contain a number of operating and financial covenants that restrict the Company’s ability to, among other things:
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
     If the Company does not have sufficient capital, the Company may not be able to operate the business successfully. The Company’s capital needs are significant. The Company needs capital:
•	to purchase new rental merchandise for stores;

•	to service its debt; and

•	to open or acquire new stores.
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
     A number of other factors could also affect the Company’s ability to open new profitable stores consistent with its strategy. These factors include:
•	continued customer demand for the Company’s products at levels that can support acceptable profit margins;

•	the hiring, training and retaining of skilled personnel;

•	the availability of adequate management and financial resources;

•	the ability and willingness of suppliers to supply merchandise on a timely basis at competitive prices;

•	the identification and acquisition of suitable sites and the negotiation of acceptable leases for such sites; and

•	non-compete provisions of Company agreements to sell stores under which the Company agrees not to open new stores within specified radius of the store sold.
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
     The Company is dependent on its management team, and the loss of their services may result in poor business performance including lower revenues and operating income. The success of the Company’s business is materially dependent upon the continued services of its management team. The loss of key personnel could result in poor performance including lower revenues, lower operating income and loss of employee and supplier confidence. Additionally, the Company cannot provide assurance that it will be able to attract or retain other skilled personnel in the future. The Company does not maintain keyman life insurance policies on any member of its management team.

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
ITEM 3. LEGAL PROCEEDINGS
     The Company is subject to litigation in the ordinary course of business. The Company believes the ultimate outcome of any pending litigation would not have a material adverse effect on its financial condition, results of operation or cash flows.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

RENT-WAY, INC.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     The Company’s common stock is traded on the New York Stock Exchange under the symbol “RWY.” The following table sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported on New York Stock Exchange.

	YEAR ENDED		YEAR ENDED
	SEPTEMBER 30, 2005		SEPTEMBER 30, 2004
	HIGH	LOW	HIGH	LOW
First Quarter	$8.77	$7.20	$8.23	$5.23
Second Quarter	8.71	7.49	9.08	7.47
Third Quarter	9.95	7.79	10.05	8.09
Fourth Quarter	9.99	6.81	9.00	6.68
     As of September 30, 2005, there were 333 shareholders of record of Rent-Way’s common stock.
     The Company has not paid any cash dividends to common stockholders. The Company’s bank credit facility prohibits the payment of common stock dividends. Management intends to use earnings, if any, to repay bank debt and, to the extent permitted by the Company’s bank lenders, to develop and expand the Company’s business. The declaration of any cash dividends on common stock will be at the discretion of the Board of Directors and will depend upon earnings, capital requirements and the financial position of the Company, general economic conditions and other pertinent factors. The Company has no current plan for the eventual payment of any common stock cash dividends.
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

			Number of securities remaining
	Number of securities to be	Weighted-average	available for future issuance
	issued upon exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Rent Way, Inc. equity compensation plans approved by security holders	2,968,494	$7.74	2,757,888
Home Choice Holdings, Inc. equity compensation plans approved by security holders	7,159	$22.14	—
Individual compensation arrangements	40,000	$11.67	—

Total	3,015,653	$7.83	2,757,888
     The information presented in the above table is as of September 30, 2005.

ITEM 6. SELECTED FINANCIAL DATA
     The following selected financial data for the years ended September 30, 2001, 2002, 2003, 2004 and 2005 were derived from the audited financial statements of the Company for those periods. The historical financial data are qualified in their entirety by, and should be read in conjunction with, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements of the Company and notes thereto included elsewhere in this report. The five year selected financial data presented below has been restated for revenue recognition and lease accounting explained in Note 2 in the accompanying consolidated financial statements.

	YEAR ENDED SEPTEMBER 30,
	2001	2002	2003	2004	2005
	(as restated)	(as restated)	(as restated)	(as restated)
	(unaudited)	(unaudited)
	(Dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Total revenues	$517,009	$493,420	$490,688	$504,710	$515,891
Operating income (loss)	(21,204)	23,445	36,903	41,090	40,728
Income (loss) before cumulative effect of change in accounting principle and discontinued operations	(68,626)	(34,757)	(13,187)	11,399	10,807
Cumulative effect of change in accounting principle(2)	—	(41,527)	—	—	—
Income (loss) from discontinued operations (1)	5,742	60	(14,249)	(2,253)	(355)
Net income (loss)	(62,884)	(76,224)	(27,436)	9,146	10,452
Preferred stock dividend and accretion of preferred stock	—	—	(513)	(1,805)	(2,185)
Net income (loss) allocable to common shareholders	(62,884)	(76,224)	(27,949)	7,341	8,267
Adjusted net income (loss) (2)	(50,193)	(76,224)	(27,949)	7,341	8,267
Basic earnings (loss) per common share:
Income (loss) before cumulative effect of change in accounting principle and discontinued operations	$(2.80)	$(1.39)	$(0.51)	$0.44	$0.41
Net income (loss)	$(2.57)	$(3.05)	$(1.06)	$0.35	$0.40
Net income (loss) allocable to common shareholders	$(2.57)	$(3.05)	$(1.08)	$0.28	$0.31
Adjusted net income (loss) (2)	$(2.05)	$(3.05)	$(1.08)	$0.28	$0.31
Diluted earnings (loss) per common share:
Income (loss) before cumulative effect of change in accounting principle and discontinued operations	$(2.80)	$(1.39)	$(0.51)	$0.33	$0.28
Net income (loss)	$(2.57)	$(3.05)	$(1.06)	$0.25	$0.27
Net income (loss) allocable to common shareholders	$(2.57)	$(3.05)	$(1.08)	$0.25	$0.27
Adjusted net income (loss) (2)	$(2.05)	$(3.05)	$(1.08)	$0.25	$0.27
Weighted average shares outstanding (in thousands):
Basic	24,501	25,021	25,780	26,177	26,265
Diluted	24,501	25,021	25,780	29,938	30,049

BALANCE SHEET DATA:
Rental merchandise, net	$157,802	$148,366	$172,892	$173,929	$194,178
Total assets	628,536	511,836	459,610	431,128	460,485
Long-term obligations, including capital lease obligations	333,057	294,102	226,895	218,904	240,722
Convertible redeemable preferred stock	—	—	15,991	19,790	17,929
Shareholders’ equity	198,107	128,909	101,040	109,237	118,234

(1)	On February 8, 2003, the company sold 295 stores. As a result of such sale, the Company reclassified the consolidated financial statements to reflect the sale and to treat the operating results of such stores as discontinued operations as required by SFAS 144.

(2)	The adjusted net income (loss) reflects previously reported net loss adjusted to exclude goodwill amortization as if Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) had been adopted in fiscal year 2001.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
  RESTATEMENT OF FINANCIAL STATEMENTS
     The Company has restated the consolidated balance sheet as of September 30, 2004, and the consolidated statements of operations, shareholders’ equity and cash flows for the years ended September 30, 2004 and 2003 in this Annual Report on Form 10-K. The Company has also restated quarterly financial information for fiscal 2004 and for the quarter ended December 31, 2004. The accompanying Management’s Discussion and Analysis gives effect to these restatements.
     On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the Center for Public Company Audit Firms of the American Institute of Certified Public Accountants, which clarified existing generally accepted accounting principles applicable to leases and leasehold improvements. After conducting an internal review of its lease accounting procedures, the Company determined that its historical accounting for leases was not consistent with the accounting principles described in the SEC’s letter. The Company has restated its financial statements for prior periods to correct these errors. In determining to restate, the Company reviewed the accounting for “rent holidays”, lives used in the calculation of the depreciation of leasehold improvements and accounting for tenant allowances. The Company recognized the effect of pre-opening “rent holidays” over the related lease terms. Tenant allowances have been reclassified from a contra asset in net property and equipment to other liabilities in the consolidated balance sheets. Tenant allowances have also been reclassified from a reduction of depreciation to a reduction of rent expense in the consolidated statements of operations and from a reduction of capital expenditures to an increase in cash provided by operating activities in the consolidated statements of cash flows. The lives of leasehold improvements were adjusted to reflect lease terms with lease extension and renewals if the extension was reasonably assured. In addition, during the fiscal quarter ended December 31, 2004, the Company changed its revenue recognition policy from cash to accrual basis of accounting. The Company recorded an adjustment of $2,568, which had the effect of decreasing earnings in that fiscal quarter. The Company reversed this adjustment in the fiscal 2005 financial statements contained in this report. Retained earnings at the beginning of fiscal year 2003 have been adjusted by $7,687 for the impacts of earlier periods.
     These accounting changes reduced net income by $0.1 million for the fiscal year ended September 30, 2004, increased net income by $1.9 million for the fiscal year ended September 30, 2003, and resulted in a $7.7 reduction in retained earnings at the beginning of fiscal year 2003, which reduction gives effect to the impact of these changes on prior periods. See Note 2 in notes to the consolidated financial statements contained at Item 8. of this report for a further discussion of the restatement and a summary of the effects of these changes on the consolidated balance sheet as of September 30, 2004, and the consolidated statements of operations and cash flows for the fiscal years ended September 30, 2004 and 2003.
  OVERVIEW
     At September 30, 2005, Rent-Way operated 788 rental-purchase stores located in 34 states. The Company offers quality brand name home entertainment equipment, furniture, computers, major appliances, and jewelry to customers under full-service rental-purchase agreements that generally allow the customer to obtain ownership of the merchandise at the conclusion of an agreed upon rental period. The Company also provides prepaid local phone service to consumers on a monthly basis through DPI. DPI is a non-facilities based provider of local phone service.
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
     The Company considers the rental-purchase business and prepaid telephone services to be two separate business units. Separate business unit information is presented in Note 23 of the notes to the consolidated financial statements. Separate information in this discussion regarding the prepaid telephone service business is not presented except in the discussion of total revenues and cost of prepaid phone service. The Company believes that other items for the prepaid telephone service business are immaterial.
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
     Through sales, closures and combinations, the number of stores operated by the Company has decreased from 1,062 as of September 30, 2002, to 788 as of September 30, 2005. The following table shows the number of stores opened, acquired, sold, closed and/or combined during this three-year period.

	YEARS ENDED SEPTEMBER 30,
STORES	2003	2004	2005
Open at Beginning of Period	1,062	753	754
Opened	1	2	44
Locations Acquired	—	—	1
Locations Sold	(298)	—	(2)
Closed or Combined	(12)	(1)	(9)

Open at End of Period	753	754	788

FINANCIAL STRATEGIES
FISCAL 2006
The management team has renewed its efforts to grow by opening new stores. It will also actively pursue acquisitions to leverage existing infrastructure, enhance revenues and maximize profitability. The company will focus strategies in 2006 on the following items:
•	Continue to increase revenues, profits and cash flows in core stores.

•	Open new stores to leverage existing infrastructure.

•	Actively pursue acquisitions to leverage existing infrastructure.

•	Enhance training and development programs.

•	Emphasize a balanced marketing strategy to differentiate the brand and drive traffic.
FISCAL 2005
     The strategies for fiscal 2005 were focused on continuing to increase revenues, profits, and cash flows in the Company’s core stores. The Company leveraged its existing infrastructure by opening new stores. The Company continued to pursue its long-term business plan of becoming the preferred choice for rent-to-own customers.
     The Company achieved the following objectives in 2005:
•	Increased its same store performance and controlled overhead costs.

•	Continued the Company’s new store growth program and opened 44 new stores.

•	Initiated an intensive study of the industry and customers to further enhance and distinguish the Company’s unique brand.

•	Reported net income and improved overall profitability.

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
     The Company achieved the following objectives in 2004:
•	increased its same store performance, improved collections and controlled overhead costs.

•	featured employees and highlighted the brand identity in its advertising campaigns.

•	conducted customer surveys that provided insight into consumer perceptions of brand and performance relative to competitors.

•	initiated a new store growth program to selectively open new stores in existing markets to leverage its existing management, corporate infrastructure and advertising budgets. There were two new stores opened by September 30, 2004.

•	reported net income and improved overall profitability.
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
     Property and equipment is stated at cost. Depreciation for financial reporting purposes is being provided by the straight-line method over the estimated useful lives of the related assets. For leasehold improvements, this depreciation is over the shorter of the effective term of the related lease (approximately five years) or the asset’s useful economic life. The valuation and classification of these assets and the assignment of useful depreciable lives involves significant judgments and the use of estimates. The Company generally assigns no salvage value to property and equipment. Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Historically, impairment losses on fixed assets have not been material to the Company’s financial position and results of operations.
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
     Management is required to make judgments about future events that are inherently uncertain. In making its determinations of likely outcomes of litigation matters, management considers the evaluation of inside counsel who consults with outside counsel knowledgeable about each matter, as well as known outcomes in case law. See Item 3, “Legal Proceedings” for a discussion of litigation matters the Company faces.
     The Company completes, with the assistance of an independent valuation firm, goodwill impairment testing, which requires a comparison of the fair value of its reporting units with their carrying amount. This is based on discounted expected future cash flows. The discount rate applied to these cash flows represents the Company’s implied cost of debt. If the comparison of a reporting units fair value and carrying amount identifies indication of possible impairment, the Company, with the assistance of an independent valuation firm, determines a total enterprise value based on a combination of the market multiple, discounted cash flow and comparable transaction approaches. This analysis is performed annually, or upon certain triggering events. The Company completed its annual impairment evaluations as well as a separate interim impairment evaluation of DPI and determined that no impairment existed.
     Management exercises judgment about future results in assessing the realizability of its deferred tax assets. The net deferred tax asset after adjustment for deductible goodwill was $79.2 million at September 30, 2005. This asset was fully offset by a valuation allowance based on management’s determination that realization of the asset is uncertain.
     Actual results related to the estimates and assumptions made by management in preparing the consolidated financial statements will emerge over periods of time. These estimates and assumptions are closely monitored by management and periodically adjusted as circumstances warrant.
CRITICAL ACCOUNTING POLICIES
     Rental merchandise, rental revenue and depreciation. Rental merchandise is rented to customers pursuant to rental agreements, which provide for either weekly, biweekly, semi-monthly, or monthly rental payments collected in advance. Rental revenues are recorded in the period they are earned. Rental payments received prior to when they are earned are recorded as deferred rental revenue; and, a receivable is recorded for the rental revenues earned in the current period and received in the subsequent period. Incremental direct costs related to the origination of these revenues are deferred.
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
     Health Insurance Program. The Company determines insurance liability based on funding factors determined by cost plus rates for a fully insured plan and monthly headcount. The contracted rate is determined based on experience, prior claims filed and an estimate of future claims. An adjustment for over (under) funding of claims is recorded when determinable and probable.
     Liability Insurance Programs. Starting in 2001, the insurance liability for workers’ compensation, automobile and general liability costs are determined based on claims filed and company experience. Losses in the workers’ compensation, automobile and general liability programs are pre-funded based on the insurance company’s loss estimates. Loss estimates will be adjusted for developed incurred losses at 18 months following policy inception and every 12 months thereafter. Adjustments for loss estimates are recorded when determinable and probable.
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

     Operating leases and depreciation of leasehold improvements. Rent expense for operating leases, which may have escalating rentals over the term of the lease, is recorded on a straight-line basis over the initial effective lease term. The initial lease term includes the “build out” period of leases, where no rent payments are typically due under the terms of the lease. The difference between rent expense and rent paid is recorded as a deferred rent liability and is included in the consolidated balance sheets. Construction allowances received from landlords are recorded as a deferred rent liability and amortized to rent expense over the initial term of the lease. The Company’s statement of cash flows reflects the receipt of construction allowances as an increase in cash flows from operating activities. Depreciation of leasehold improvements is over the shorter of the effective term of the lease (and those renewal periods that are reasonably assured) or the asset’s useful economic life (See Note 2 to the Consolidated financial statements).
     Goodwill. Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” requires that intangible assets not subject to amortization and goodwill be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. The annual impairment testing consists of a comparison of the fair value of a reporting unit with its carrying amount. The total enterprise value, as determined by an independent valuation firm, represents a combination of the market multiple, discounted cash flow and comparable transaction approaches. Amortization of goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, ceased upon adoption.
RESULTS OF OPERATIONS
     Analysis of Consolidated Statements of Operations. As an aid to understanding the Company’s operating results, the following table expresses certain items of the Company’s consolidated statements of operations for the years ended September 30, 2005, 2004 and 2003 as a year-over-year percentage change.

	For the Years Ended September 30,			Percent Change
	2005	2004	2003	05 vs. 04	04 vs. 03
		(as restated)	(as restated)
REVENUES:
Rental revenue	$433,189	$417,290	$396,837	4	5
Prepaid phone service revenue	17,389	24,967	35,319	(30)	(29)
Other revenues	65,313	62,453	58,532	5	7

Total revenues	515,891	504,710	490,688	2	3
COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
Rental merchandise	133,537	132,922	122,136	—	9
Property and equipment	15,771	16,330	19,430	(3)	(16)
Amortization of intangibles	223	391	1,360	(43)	(71)
Cost of prepaid phone service	10,773	16,398	21,871	(34)	(25)
Salaries and wages	138,836	134,227	130,622	3	3
Advertising, net	21,291	20,136	22,251	6	(10)
Occupancy	37,612	33,997	32,365	11	5
Restructuring costs	—	48	3,046	(100)	(98)
Other operating expenses	117,120	109,171	100,704	7	8

Total costs and operating expenses	475,163	463,620	453,785	2	2

Operating income	40,728	41,090	36,903	(1)	11
OTHER INCOME (EXPENSE):
Settlement of class action lawsuit	—	—	(14,000)	—	(100)
Interest expense	(28,670)	(30,322)	(33,110)	(5)	(8)
Interest income	111	797	93	(86)	757
Amortization and write-off of deferred financing costs	(1,158)	(1,025)	(3,061)	13	(67)
Other income (expense), net	5,156	6,439	4,028	(20)	60

Income (loss) before income taxes and discontinued operations	16,167	16,979	(9,147)	(5)	(286)
Income tax expense	5,360	5,580	4,040	(4)	38

Income (loss) before discontinued operations	10,807	11,399	(13,187)	(5)	(186)
Loss from discontinued operations	(355)	(2,253)	(14,249)	(84)	(84)

Net income (loss)	10,452	9,146	(27,436)	14	133

Amortization of deemed dividend and accretion of preferred stock	(2,185)	(1,805)	(513)	21	252

Net income (loss) allocable to common shareholders	$8,267	$7,341	$(27,949)	13	126

          Refer to the above analysis of consolidated statements of operations while reading the discussion below.
COMPANY PERFORMANCE MEASURES
     Management uses a number of metrics to assess its performance. The following are the more important of these metrics:
•	Same store revenue is a measure that indicates whether the Company’s existing stores continue to grow. Same store revenues consists of revenues from stores in the household rental segment that have been operating for more than fifteen months and have had no changes affecting operations during that time, i.e. mergers, dispositions or acquisitions. Stores that experienced mergers, dispositions or acquisitions during that period are not included in the calculation of same store revenues. Same store revenues increased 2.13% for fiscal 2005 versus 5.16% in fiscal 2004. The decline in the percentage increase year over year is attributable to a decrease of 35,000 rental agreements year over year in the Company’s core stores offset by offering higher-end revenue-generating merchandise to customers and increasing rental rates on certain products.

•	Gross weekly rental revenue (GWRR) is a key measure of the Company’s growth. GWRR is the total potential rental revenue that could be collected from all active rental agreements based on a weekly payment cycle. This is monitored at the individual store level and Company level. Total GWRR was $8.7 million based on active agreements at September 30, 2005, versus $8.5 million for active agreements at September 30, 2004. This is attributable to the opening of 44 new stores, offering higher revenue-generating products, and increasing rental rates on certain products.

•	Performance percentage is a metric that measures store and Company overall operating performance. The Company defines performance percentage as total rental revenue collected as a percentage of total GWRR or, potential revenue. Performance percentage was 89.1% for fiscal 2005 and 89.6% for fiscal 2004. Senior management, as well as store managers, use the Company’s computerized management information system to monitor cash collection on a daily basis. Daily cash collections expectations are conveyed to the field and closely monitored by senior management.

•	Rental merchandise depreciation as a percentage of rental revenue plus other revenue has long been an indicator of gross profit margins on rental contracts. The Company uses the units of activity depreciation method for all rental merchandise except computers and game systems, which are depreciated on the straight-line method. Under the units of activity method, rental merchandise is depreciated as revenue is collected. Thus, rental merchandise is not depreciated during periods when it is not on rent and therefore not generating rental revenue. Rental merchandise depreciation as a percentage of rental revenue plus other revenue was 26.8% for fiscal 2005 versus 27.7% in fiscal 2004. The improvement in rental merchandise depreciation is attributable to purchasing efficiencies and improvement in managing previously rented merchandise.

•	Operating income of the household rental segment is a key measure that management uses to monitor how revenue growth and cost control measures impact profitability. Operating income of the household rental segment was 8.3% of total revenue for fiscal 2005 versus 9.0% of total revenues for fiscal 2004. This decrease is attributable to the costs associated with the opening of 46 new stores and $2.0 million in losses incurred as a result of hurricanes Katrina and Rita.
     Management believes that an important reason for the Company’s positive store-level financial performance and growth has been the structure of its management compensation system. A significant portion of the Company’s regional and store manager’s total compensation is dependent upon store performance. Incentives are tied to certain key performance metrics and can be a significant portion of a store manager’s pay.
FISCAL 2005 COMPARED TO FISCAL 2004
     Total Revenues. Total revenues increased $11.2 million to $515.9 million from $504.7 million. Rental revenue increased $15.9 million, which is attributable to the opening of 44 new stores, offering higher revenue-generating products, and increasing rental rates on certain products. The $15.9 million increase in rental revenue is offset by at $7.6 million decrease in prepaid phone service revenue. Much of the $7.6 million decrease in prepaid phone service revenue is attributable to the loss of 6,000 DPI customers year over year due to an increase in competition. Other revenue increased $2.9 million primarily due to the opening of 44 new stores. This increase is also due to an increase in cash sales of rental merchandise year over year. This increase in cash sales is attributable to continued efforts to better manage older, slower-moving merchandise through cash sales rather than write-offs.

     Rental Merchandise Depreciation. Depreciation expense of rental merchandise increased to $133.5 million from $132.9 million for the same period last year. Rental merchandise depreciation as a percentage of rental revenue and other revenue is 26.8% for fiscal 2005 versus 27.7% for fiscal 2004. The decrease is primarily due to the Company’s achieved purchasing efficiencies and improvement in managing previously rented merchandise.
     Cost of Prepaid Phone Service. The cost of prepaid phone service decreased to $10.8 million from $16.4 million. The decrease in costs year over year is due to a general decrease in the customer base year over year.
     Salaries and Wages. Salaries and wages increased by $4.6 million to $138.8 million from $134.2 million. This 3.4% increase in salaries and wages is primarily attributable to the opening of 44 new stores and a general 3% increase in salaries and wage rates.
     Advertising. Advertising expense increased $1.2 million, to $21.3 million in 2005 from $20.1 million in 2004. This increase is primarily attributable to advertising expenses for new store grand openings offset partially by a reduction in television advertising.
     Occupancy. Occupancy expense increased to $37.6 million from $34.0 million. This increase is principally due to general rent increases, increases in maintenance expense resulting from a strategic initiative to improve and make consistent the appearance of the Company’s stores, and the opening of new stores.
     Other Operating Expenses. Other operating expenses increased by $7.9 million to $117.1 million from $109.2 million. This increase is attributable to an increase in payroll taxes of $1.1 million, automotive expenses of $1.8 million, rental merchandise losses of $2.3 million and legal and professional fees of $1.7 million, some of which is related to opening new stores. This increase is also due to losses of $2.0 million incurred as a result of hurricanes Katrina and Rita, primarily due to the write-off of merchandise inventories and store fixtures in areas affected by the storms and the write-off of merchandise credits of $2.2 million due to a change in the Company’s jewelry vendor. These changes are offset by reduction in health insurance costs of $1.9 million.
     Interest Expense. Interest expense decreased $1.6 million to $28.7 million from $30.3 million. This decrease is primarily due to lower interest rates on borrowings outstanding on the bank revolving credit facility and expiration of SWAP agreements throughout the period.
     Other Income, Net. Other income was $5.2 million in 2005 compared to $6.4 million in 2004. This change is primarily due to a change in the fair market value of the convertibility feature of the convertible redeemable preferred stock, which resulted in income of $2.4 million for 2005, compared to $1.8 million for 2004. The interest rate swap fair market value adjustments resulted in income of $1.6 million for 2005, compared to income of $3.6 million for 2004.
     Income Tax Expense. For 2005, the Company recorded income tax expense of $5.4 million. This deferred expense of $5.4 million is a result of the impact of applying SFAS 142. SFAS 142 does not permit the amortization of goodwill for book purposes, but for tax purposes goodwill continues to be deductible and amortizable in accordance with current tax laws. The income tax expense for fiscal 2005 attributable to the impact of SFAS 142 adoption results from an increase to the valuation allowance because the Company no longer looks to the reversal of the deferred tax liability associated with the tax deductible goodwill to offset its deferred tax assets in accordance with SFAS 109 “Accounting for Income Taxes.” The impact of the continued tax-deductible goodwill will result in tax expense in future years to the extent the Company has a full valuation allowance. The Company recorded no income tax benefit for fiscal years 2005 and 2004, related to the income tax losses due to the uncertainty of their realization. There are approximately $11.1 million of Federal net operating losses that expire during fiscal years 2005 through 2018. Federal net operating losses approximating $42.6 million, $36.3 million, $48.1 million, $30.0 million, $10.9 million, $35.5 million and $10.3 million expire during fiscal years 2019, 2020, 2021, 2022, 2023, 2024 and 2025, respectively. The net deferred tax asset after adjustment for tax deductible goodwill of $79.2 million for fiscal 2005 and the net deferred tax asset of $76.8 million for fiscal 2004 has been fully offset by a valuation allowance based on management’s determination that their realization is uncertain.
     Loss From Discontinued Operations. Loss from discontinued operations was $0.4 million in 2005 compared to $2.3 million in fiscal 2004 as a result of the sale of agreements and merchandise of 295 stores to Rent-A-Center in fiscal 2003. The fiscal 2005 and 2004 expenses relate to occupancy charges and write-offs on leasehold improvements for store leases not assumed by Rent-A-Center. The Company continues the process of winding down those leases.
     Net Income. The Company generated net income of $10.5 million in 2005 as a result of the factors described above compared to a $9.1 million in 2004.

     Net Income Allocable To Common Shareholders. On June 2, 2003, the Company issued 1,500 shares of convertible redeemable preferred stock for $10,000 per share and a one-year option to purchase an additional 500 shares of convertible redeemable preferred stock. The options to purchase an additional 500 shares of convertible redeemable preferred stock were exercised in 2004. See Note 12 to the Company’s consolidated financial statements appearing at Item 8 of this report. The preferred stock dividends and accretion totaled $2.2 million in fiscal 2005 and $1.8 million in fiscal 2004, and are charged to accumulated deficit, but reduce net income allocable to common stockholders.
FISCAL 2004 COMPARED TO FISCAL 2003
     Total Revenues. Total revenues increased $14.0 million to $504.7 million from $490.7 million. Rental revenue increased $20.5 million, which is attributable to an increase of 21,000 agreements year over year, offering higher revenue-generating merchandise to stores, and increasing rental rates on certain products. The $20.5 million increase in rental revenue is offset by at $10.3 million decrease in prepaid phone service revenue. Much of the $10.3 million decrease in prepaid phone service revenue is attributable to the loss of 10,000 DPI customers year over year due to an increase in competition. There was an increase in other revenues driven by a $2.1 million increase in cash sales of rental merchandise year over year. This is attributable to continued efforts to better manage older, slower-moving merchandise through cash sales rather than write-offs.
     Rental Merchandise Depreciation. Depreciation expense of rental merchandise increased to $132.9 million from $122.1 million for the same period last year. Rental merchandise depreciation as a percentage of rental revenue and other revenue is 27.7% for fiscal 2004 versus 26.8% for fiscal 2003. This increase is driven by the purchasing cycle for computer merchandise. The Company added significantly more computers to the portfolio in 2003 versus 2004. There is an entire year of straight-line depreciation in 2004 versus a partial year in 2003.
     Amortization of Intangibles. Amortization of intangibles decreased $1.0 million as compared to the same period last year. This is attributable to the expiration of non-compete agreements and customer contracts during the year.
     Cost of Prepaid Phone Service. The cost of prepaid phone service decreased to $16.4 million from $21.9 million. The decrease in costs year over year is due to a general decrease in the customer base year over year. Also, the Company waived activation fees of a two-month sales promotion earlier in the year.
     Salaries and Wages. Salaries and wages increased by $3.6 million to $134.2 million from $130.6 million. This 2.8% increase in salaries and wages is primarily attributable to a general 3% increase in salaries and wage rates.
     Advertising. Advertising expense decreased $2.2 million, to $20.1 million in 2004 from $22.3 million in 2003. This decrease is primarily attributable to a reduction in radio advertising.
     Occupancy. Occupancy expense increased to $34.0 million from $32.4 million. The increase is attributable to general rent increases, which approximate 2% per year for new leases entered into with higher rates, and the addition of lease commitments for new stores.
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
     Other Operating Expenses. Other operating expenses increased by $8.5 million to $109.2 million from $100.7 million. This increase is attributable to these items:
1)	A $2.1 million increase in service repair costs is due to an increase in merchandise on rent and a Company-wide initiative to better care for used merchandise, which increased the store-level repair volume. Also, the Company implemented a third party service program for which the associated revenue was recorded in other revenue on the consolidated statement of operations.

2)	A $3.0 million increase in liability insurance costs because the fiscal 2004 retroactive refunds were $3.0 million less compared to fiscal 2003.

3)	State and local taxes for fiscal 2004 were $1.2 million higher than fiscal 2003 because there was a reversal of a $1.6 million accrual in 2003 and no such reversal occurred in fiscal 2004.

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
     Settlement of Class Action Lawsuit. The Company settled the consolidated class action lawsuit that had been filed in 2000. Under the settlement, the Company paid $25.0 million to the class, consisting of $4.0 million in two-year 6% subordinated unsecured notes and $21.0 million in cash, of which $11.0 million was funded from available insurance proceeds. The $10.0 million in cash was funded by the Company, was held in escrow and was classified as restricted cash on the balance sheet at September 30, 2003. The net $14.0 million was expensed in the second quarter of fiscal 2003.
     Interest Expense. Interest expense decreased $2.8 million to $30.3 million from $33.1 million. On June 2, 2003, the Company completed the sale of $205.0 million of senior secured notes, closed a new $60.0 million revolving line of credit and sold $15.0 million in 8% convertible preferred stock though a private placement. The proceeds from these transactions were used to repay all amounts outstanding under the Company’s previous credit facility. See Note 11 and 12 to the Company’s consolidated financial statements appearing at Item 8 of this report. The decrease in interest expense is attributable to reduced debt levels after the refinancing.
     Amortization and Write-Off of Deferred Financing Costs. Amortization of deferred financing costs decreased to $1.0 million from $3.1 million. This decrease is mainly due to the write-off of $1.1 million in bank fees associated with refinancing the Company’s previous credit facility in fiscal 2003. There was no such write-off in fiscal 2004. See Note 1 to the Company’s consolidated financial statements appearing at Item 8 of this report.
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
     Income Tax Expense. For 2004, the Company recorded income tax expense of $5.6 million. This deferred expense of $5.6 million is a result of the impact of applying SFAS 142. SFAS 142 stops the amortization of goodwill for book purposes, but for tax purposes it continues to be deductible and amortizable in accordance with current tax laws. The income tax expense for fiscal 2004 attributable to the impact of SFAS 142 adoption results from an increase to the valuation allowance because the Company no longer looks to the reversal of the deferred tax liability associated with the tax deductible goodwill to offset its deferred tax assets in accordance with SFAS 109 “Accounting for Income Taxes.” The impact of the continued tax-deductible goodwill will result in tax expense in future years to the extent the Company has a full valuation allowance. The Company recorded no income tax benefit for fiscal years 2004 and 2003, related to the income tax losses due to the uncertainty of their realization. There are approximately $11.1 million of net operating losses that expire during fiscal years 2005 through 2018. Net operating losses approximating $42.6 million, $36.3 million, $48.1 million, $30.0 million, $10.9 million and $35.5 million expire during fiscal years 2019, 2020, 2021, 2022, 2023 and 2024, respectively. The net deferred tax asset after adjustment for tax deductible goodwill of $76.8 million for fiscal 2004 and the net deferred tax asset of $77.4 million for fiscal 2003 has been fully offset by a valuation allowance based on management’s determination that their realization is uncertain.
     Loss From Discontinued Operations. Loss from discontinued operations was $2.3 million in 2004 compared to $14.2 million in fiscal 2003 as a result of the sale of agreements and merchandise of 295 stores to Rent-A-Center in fiscal 2003. The fiscal 2004 expenses relate to occupancy charges and write-offs on leasehold improvements for store leases not assumed by Rent-A-Center. The Company is in the process of winding down those leases. The fiscal 2003 expense is mainly due to a $8.4 million charge for lease obligations related to vacated stores; a $7.3 million decrease in operating income of the stores due to transition period costs including, but not limited to, rent, utilities, costs applicable to office equipment, costs associated with other employee benefits, workers compensation claims, health care claims and all other costs related to transition personnel and, interest expense of $3.0 million recorded as a result of the sale.
     Net Income (Loss). The Company generated net income of $9.1 million in 2004 as a result of the factors described above compared to a net loss of $27.4 million in 2003.
     Net Income (Loss) Allocable To Common Shareholders. On June 2, 2003, the Company issued 1,500 shares of convertible redeemable preferred stock for $10,000 per share and a one-year option to purchase an additional 500 shares of convertible redeemable preferred stock. The options to purchase an additional 500 shares of convertible redeemable preferred stock were exercised in 2004. See Note 12 to the Company’s consolidated financial statements appearing at Item 8 of this report. The preferred stock dividends and accretion totaled $1.8 million in fiscal 2004 and $0.5 million in fiscal 2003, and are charged to accumulated deficit, but reduce net income (loss) allocable to common stockholders. The increase is due to a full year of dividends and accretion in 2004 versus a partial year in 2003.
LIQUIDITY AND CAPITAL RESOURCES
     The Company’s capital requirements relate primarily to purchasing additional rental merchandise, replacing rental merchandise that has been sold or is no longer suitable for rent and new store openings. The Company’s principal sources of liquidity are cash flows from operations, debt capacity available under its revolving credit facility and available cash.
     Cash flows from operating activities The Company’s statements of cash flows are summarized as follows (in millions):

	For the Years Ended September 30,
	2005	2004	2003
		(as restated)	(as restated)
Net cash provided by (used in) operating activities	$8,879	$28,077	$(26,402)

     Cash flows from operating activities decreased by $19.2 million for 2005 compared to 2004. The following items significantly impacted cash flows between the two years:
•	Increase in rental merchandise year over year of $19.6 million as a result of new store openings.

•	Cash received from income tax refunds of $4.2 million in fiscal year 2004.
     Cash flows from operating activities increased by $54.5 million for 2004 compared to 2003. The key component of this increase was increased profits in 2004 versus 2003. The following items also significantly impacted cash flows between the two years:
•	Funding of the settlement of the class action lawsuit, which used $10.0 million in cash in fiscal 2003, and $2.0 million in fiscal 2004.

•	Decreases in rental merchandise purchases year over year of $36.3 million as a result of the sale of stores in 2003.

•	Reduction in cash used in discontinued operations of $6.1 million year over year.
     Cash flows from investing activities.

	For the Years Ended September 30,
	2005	2004	2003
		(as restated)	(as restated)
Purchase of businesses, net of cash acquired	$(1,119)	$(275)	$(259)
Purchases of property and equipment	(13,505)	(9,308)	(8,155)
Purchase at music rights license	(400)	—	—
Proceeds from sale of stores and other assets	188	—	95,589

Net cash provided by (used in) investing activities	$(14,836)	$(9,583)	$87,175

     Purchases of property, plant and equipment accounted for the most significant outlays for investing activities, $13.5 million in 2005, $9.3 million in 2004 and $8.1 million in 2003. The increase in 2005 is mainly due to the build out costs and computer equipment needed to open 44 new stores. The Company received $95.6 million from the sale of stores to Rent-A-Center in 2003. The Company currently estimates that purchases of property, plant and equipment in 2006 will be approximately $13.0 million.
Financing Activities. The Company’s cash flows used in financing activities are as follows (in millions):

	For the Years Ended September 30,
	2005	2004	2003
Proceeds from borrowings	$111,000	$96,000	$667,423
Payments on borrowings	(92,028)	(109,014)	(730,143)
Payments on class action lawsuit note payable	(2,000)	(2,000)	—

	For the Years Ended September 30,
	2005	2004	2003
Payments on capital leases	(7,031)	(8,070)	(8,282)
Proceeds from convertible preferred stock	—	5,000	14,119
Deferred financing costs	—	(35)	(8,579)
Issuance of common stock	638	1,019	514
Dividends paid	(1,595)	(1,285)	(99)
Interest on shareholder loans	—	—	(3)
Payment of loans by directors/shareholders	—	—	285

Net cash provided by (used in) financing activities	$8,984	$(18,385)	$(64,765)

     Proceeds and payments on borrowings included both short-term and long-term financing activities. On September 30, 2005, the Company had $38.0 million available of its $60.0 million bank revolving credit facility. The outstanding balance on the bank revolving credit facility was $19.0 million and there were $3.0 million in letters of credit drawn against the revolver.
     On June 2, 2003, the Company completed the sale of $205.0 million of senior secured notes, closed a $60.0 million revolving line of credit facility and sold $15.0 million in newly authorized 8% redeemable convertible preferred stock through a private placement. The net proceeds of the offerings, together with borrowing under the new revolving credit facility and the net proceeds of the sale of the redeemable convertible preferred stock repaid all amounts outstanding under the Company’s previous senior bank credit facility. As a result of the completion of the refinancing, the Company’s corporate credit rating was revised by Standard and Poor’s Rating Services from “CCC” to “B+”. The Company paid $8.6 million in deferred financing costs related to this refinancing. The terms and covenants of the secured notes bank revolving credit facility are discussed in Note 11 to the Company’s consolidated financial statements appearing at Item 8 of this report. The Company is in compliance with all covenants at September 30, 2005, and expects to be able to comply with those covenants in fiscal 2006. In December 2004, the Company amended its bank credit facility to change the financial covenants to allow for the effect of opening new stores. The leverage ratio and minimum financial EBITDA covenants were amended as shown in the financial covenants required under the credit facility in the following section. In November 2005, the Company amended its bank credit facility to change financial covenants to allow for the effect of opening and acquiring new stores. The leverage ratio, capital expenditures and minimum financial EBITDA covenants are amended as shown below.
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
     The financial covenants required under the credit facility are as follows:
The leverage ratio is total funded debt less an amount on deposit in the excess cash flow escrow account to EBITDA for the four fiscal quarters then ended. As of the last day of each fiscal quarter ending during each of the periods specified below, the leverage ratio at such time should not be greater than:

Shall Not Exceed
		Credit Agreement as	Amended Credit
		of	Agreement as of
		September 30,	November 18,
From and Including	To and Including	2005	2005
July 1, 2005	December 31, 2005	4.75 to 1.00
January 1, 2006	March 31, 2006	4.50 to 1.00
April 1, 2006	June 30, 2006	4.25 to 1.00
July 1, 2006	Credit Agreement	3.75 to 1.00
Termination Date
December 31, 2005	—	—	5.25 to 1.0
January 1, 2006	June 30, 2006	—	5.75 to 1.0
July 1, 2006	December 31, 2006	—	5.00 to 1.0
January 1, 2007	June 30, 2007	—	4.50 to 1.0
July 1, 2007	Thereafter	—	4.25 to 1.0

The fixed charge coverage ratio is EBITDA for the four fiscal quarters then ended less capital expenditures not financed by capital leases to fixed charges for the same four fiscal quarters then ended. EBITDA does not include depreciation of rental merchandise and is adjusted for one-time non-cash charges as defined. Fixed charges are the sum of all principal payments made on indebtedness, but excluding payments on revolving credit, plus interest expense, restricted payments, all prepayments on senior notes and income taxes paid or payable. The fixed charge coverage ratio shall not be less than 1.20 to 1.00 from October 1, 2003 through March 31, 2004 and 1.25 to 1.00 from April 1, 2004 through June 2, 2008.
The Company cannot allow the book value of rental merchandise under lease to be less than 74% of the total value of rental merchandise held for rent at the end of each calendar month ending September 30, October 31 and November 30 in each fiscal year and 77% for all other calendar months in each fiscal year. The value of idle jewelry cannot exceed 7.5% of the total value of rental merchandise as measured at the end of each calendar month.
Prior to November 2005, the Company could not incur capital expenditures in an amount in excess of $20 million in the aggregate during any fiscal year. The $20 million maximum was increased for any unused preceding year permitted amount not to exceed $22.5 million in a fiscal year. With the November 2005 amendment, the Company cannot incur capital expenditures in an amount in excess of $25.0 million in the aggregate during any fiscal year.
Consolidated net worth shall not be less than $85 million plus 75% of positive net income for each quarter ending on or after September 30, 2003, with no deduction for losses and 90% of any subsequent incremental issuance of new equity securities, other than equities issues in connection with the exercise of employee stock options and capital stock issued to the seller of an acquired business in connection with a permitted acquisition.
The Company cannot permit EBITDA for the twelve consecutive calendar months then ended to be less than:
For the period:

Minimum EBITDA
Amended Credit
	Credit Agreement as of	Agreement as of
	September 30, 2005	November 18, 2005
September 2005 — August 2006	$55.0 million
September 2006 — Each Month Thereafter	$60.0 million
October 1, 2005 — March 31, 2006	—	$45.0 million
April 1, 2006 — May 31, 2006	—	$40.0 million
June 1, 2006 — August 31, 2006	—	$42.0 million
September 1, 2006 — November 30, 2006	—	$45.0 million
December 1, 2006 — February 28, 2007	—	$50.0 million
March 1, 2007 — May 31, 2007	—	$52.5 million
June 1, 2007 — Thereafter	—	$55.0 million
     Off Balance Sheet Arrangements. The Company is not subject to any off-balance sheet arrangements within the meaning of Rule 303(a)(4) of Regulation S-K.
     Contractual Obligations. The following table presents obligations and commitments to make future payments under contracts and contingent commitments at September 30, 2005:

		Due in less	Due in	Due in	Due after
Contractual Cash Obligations	Total	than one year	1-3 years	4-5 years	5 years
Debt	$205,000	$—	$—	$—	$205,000
Revolving Credit Facility(1)	19,000	19,000	—	—	—
Capital lease obligations	19,409	6,309	12,364	736	—
Music rights obligation	1,700	400	1,300	—	—
Operating leases	94,559	28,111	56,269	9,450	729
Notes payable	29	24	5	—	—

Total cash obligations	$339,697	$53,844	$69,938	$10,186	$205,729

(1) Revolving Credit Facility matures on June 2, 2008.
Amount of Commitment Expiration Per Period

	Total Amounts	Less than			Over
Other Commercial Commitments	Committed	one year	1-3 years	4-5 years	5 years
Lines of credit	$—	$—	$—	$—	$—
Standby letters of credit	2,950	2,950	—	—	—
Guarantees	—	—	—	—	—

Total commercial commitments	$2,950	$2,950	$—	$—	$—

Standby letters of credit are generally required for fleet and insurance guarantees. These one year letters are renewed on an annual basis.

     Seasonality and Inflation. The Company’s operating results are subject to seasonality. The first quarter typically has a greater number of rental-purchase agreements entered into because of traditional holiday shopping patterns. Management plans for these seasonal variances and takes particular advantage of the first quarter with product promotions and marketing campaigns. Because many of the Company’s expenses do not fluctuate with seasonal revenue changes, such revenue changes may cause fluctuations in the Company’s quarterly earnings. In the event of a recession or other economic conditions affecting our customer, the Company acknowledges the possibility of a decrease in demand, particularly for higher-end products. Increases in prices, including energy prices, may impact the Company’s customer base by limiting discretionary spending of its customers and may impact the Company through increased cost of goods and/or increased operating expenses. During the year ended September 30, 2005, the costs of rental merchandise, store lease rental expense and salaries and wages have increased modestly. These increases have not had a significant effect on the Company’s results of operations because the Company has been able to charge commensurately higher rental for its merchandise. This trend is expected to continue in the foreseeable future.
     Recent Accounting Pronouncements.
     In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections”, which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 eliminates the requirement to include the cumulative effect of changes in accounting principle in the income statement and instead requires that changes in accounting principle be retroactively applied. A change in accounting estimate continues to be accounted for in the period of change and future periods if necessary. A correction of an error continues to be reported by restating prior period financial statements. SFAS No. 154 is effective for accounting changes and correction of errors for fiscal years beginning after December 15, 2005.
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment”, which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123(R) requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the issuer’s financial statements and is effective for all annual periods beginning after June 15, 2005. The Company will adopt SFAS 123(R) beginning with the first quarter of fiscal 2006.
     The Company currently accounts for share-based payments to employees using the intrinsic value method under APB Opinion 25 and, as such, generally recognizes no compensation cost for employee stock options and employee stock purchase plan. Accordingly, the adoption of SFAS 123(R) may have a significant impact on the Company’s results of operations. However, any charges would be non-cash and not expected to have a significant impact on the Company’s overall financial position. The Company has elected to use the modified prospective method of adoption of SFAS 123(R). For periods after October 1, 2005, the impact of adoption of SFAS 123(R) will depend on levels of share-based compensation granted in the future. If the Company had adopted SFAS 123(R) in prior periods, the expense recognized would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to the consolidated financial statements. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required. This new requirement will reduce net operating cash flows and increase, by the same amount, net financing cash flows in periods after adoption.
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Non-monetary Assets” (“SFAS 153”). SFAS 153 eliminates an exception in Accounting Principles Board Opinion No. 29, “Accounting for Non-monetary Transactions,” which provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some non-monetary exchanges, although commercially substantive, be recorded on a carryover basis. SFAS 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance – that is, transactions that are not expected to result in significant changes in cash flows of the reporting entity. This statement is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company anticipates no impact.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company’s major market risk exposure is primarily due to fluctuations in interest rates. As of September 30, 2005, the Company had $19.0 million in revolving loans outstanding at interest rates indexed to the LIBOR rate. The $19.0 million in borrowings under the Company’s revolving credit facility have variable interest rates indexed to current LIBOR rates. As of September 30, 2005, the Company’s interest rate swap agreements had expired and the Company did not enter into any new interest rate swap agreements. The Company does not enter into derivative financial instruments for trading or speculative purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PAGE
Index to Financial Statements
Reports of Independent Registered Public Accounting Firms	29
Financial Statements:
Consolidated Balance Sheets, Years Ended September 30, 2005 and 2004	34
Consolidated Statements of Operations, Years Ended September 30, 2005, 2004, 2003	35
Consolidated Statements of Shareholders’ Equity, Years Ended September 30, 2005, 2004, 2003	36
Consolidated Statements of Cash Flows, Years Ended September 30, 2005, 2004, 2003	37
Notes to Consolidated Financial Statements	38

RENT-WAY, INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Rent-Way, Inc.:
We have audited the accompanying consolidated balance sheets of Rent-Way, Inc. and subsidiaries as of September 30, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended September 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rent-Way, Inc. and subsidiaries at September 30, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the two years in the period ended September 30, 2005, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the consolidated financial statements, Rent-Way, Inc. restated its 2004 financial statements.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Rent-Way, Inc. internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 16, 2005 expressed an unqualified opinion thereon.
/s/Ernst & Young LLP
Pittsburgh, Pennsylvania
December 16, 2005

RENT-WAY, INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Rent-Way, Inc.
We have audited the consolidated statements of operations, shareholders’ equity and cash flows of Rent-Way, Inc. and subsidiaries (Company) for the year ended September 30, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Rent-Way, Inc. and subsidiaries for the year ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2 to the consolidated financial statements, Rent-Way, Inc. restated its 2003 financial statements.
/s/Malin, Bergquist & Company, LLP
Erie, Pennsylvania
December 23, 2005

RENT-WAY, INC.
MANAGEMENT’S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING
The management of Rent-Way is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Rent-Way’s internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Rent-Way’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment under COSO’s “Internal Control-Integrated Framework.” Management believes that as of September 30, 2005 Rent-Way’s internal control over financial reporting is effective.
Ernst & Young LLP, independent registered public accounting firm, has issued an audit report on management’s assessment of Rent-Way’s internal control over financial reporting and on the effectiveness of internal control over financial reporting. This attestation report is included in Part II, Item 8 at page 33 of this Annual Report on Form 10-K.

/s/William S. Short	/s/William A. McDonnell
Chief Executive Officer	Chief Financial Officer

RENT-WAY, INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Rent-Way, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls over Financial Reporting, that Rent-Way, Inc. maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Rent-Way, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Rent-Way, Inc. maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Rent-Way, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rent-Way, Inc. and subsidiaries as of September 30, 2005 and 2004, and the related consolidated statements of operations, shareholder’s equity, and cash flows for each of the two years in the period ended September 30, 2005 of Rent-Way, Inc. and subsidiaries and our report dated December 16, 2005 expressed an unqualified opinion thereon.
/s/Ernst & Young LLP
Pittsburgh, Pennsylvania
December 16, 2005

RENT-WAY, INC.
CONSOLIDATED BALANCE SHEETS
(all dollars in thousands, except share and per share data)

	September 30,
	2005	2004
		(as restated)
ASSETS
Cash and cash equivalents	$6,439	$3,412
Prepaid expenses	7,962	8,496
Rental merchandise, net (Note 7)	194,178	173,929
Rental merchandise credits due from vendors (Note 8)	400	3,242
Deferred income taxes, net of valuation allowance of $79,162 and $76,841, respectively (Note 16)	—	—
Property and equipment, net (Note 7)	47,720	39,542
Goodwill (Note 6)	189,287	188,849
Deferred financing costs, net of accumulated amortization of $2,504 and $1,346, respectively	6,262	7,420
Intangible assets, net of accumulated amortization of $2,686 and $3,682 respectively (Note 6)	2,101	112
Other assets (Note 9)	6,136	6,126

Total assets	$460,485	$431,128

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable	$23,744	$26,187
Other liabilities (Note 10)	63,409	61,484
Deferred tax liability (Note 16)	15,856	10,496
Debt (Note 11)	221,313	203,934

Total liabilities	324,322	302,101

Contingencies (Note 15)	—	—
Convertible redeemable preferred stock (Note 12)	17,929	19,790

Shareholders’ equity:
Preferred stock, without par value; 1,000,000 shares authorized; 2,000 shares were issued and outstanding as Series A convertible preferred shares at September 30, 2005 and 2004, respectively	—	—
Common stock, without par value; 50,000,000 shares authorized; 26,381,376 and 26,243,676 shares issued and outstanding, respectively	305,033	304,395
Accumulated other comprehensive loss	—	(93)
Accumulated deficit	(186,799)	(195,065)

Total shareholders’ equity	118,234	109,237

Total liabilities and shareholders’ equity	$460,485	$431,128

The accompanying notes are an integral part of these financial statements.

RENT-WAY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(all dollars in thousands, except per share data)

	For the Years Ended September 30,
	2005	2004	2003
		(as restated)	(as restated)
REVENUES:
Rental revenue	$433,189	$417,290	$396,837
Prepaid phone service revenue	17,389	24,967	35,319
Other revenues	65,313	62,453	58,532

Total revenues	515,891	504,710	490,688
COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
Rental merchandise	133,537	132,922	122,136
Property and equipment	15,771	16,330	19,430
Amortization of intangibles	223	391	1,360
Cost of prepaid phone service	10,773	16,398	21,871
Salaries and wages	138,836	134,227	130,622
Advertising, net	21,291	20,136	22,251
Occupancy	37,612	33,997	32,365
Restructuring costs	—	48	3,046
Other operating expenses	117,120	109,171	100,704

Total costs and operating expenses	475,163	463,620	453,785

Operating income	40,728	41,090	36,903
OTHER INCOME (EXPENSE):
Settlement of class action lawsuit	—	—	(14,000)
Interest expense	(28,670)	(30,322)	(33,110)
Interest income	111	797	93
Amortization and write-off of deferred financing costs	(1,158)	(1,025)	(3,061)
Other income, net	5,156	6,439	4,028

Income (loss) before income taxes and discontinued operations	16,167	16,979	(9,147)
Income tax expense	5,360	5,580	4,040

Income (loss) before discontinued operations	10,807	11,399	(13,187)
Loss from discontinued operations	(355)	(2,253)	(14,249)

Net income (loss)	10,452	9,146	(27,436)

Preferred stock dividend and accretion of preferred stock	(2,185)	(1,805)	(513)

Net income (loss) allocable to common shareholders	$8,267	$7,341	$(27,949)

EARNINGS (LOSS) PER COMMON SHARE:
Basic earnings (loss) per common share:
Income (loss) before discontinued operations	$0.41	$0.44	$(0.51)

Net income (loss) allocable to common shareholders	$0.31	$0.28	$(1.08)

Diluted earnings (loss) per common share:
Income (loss) before discontinued operations	$0.28	$0.33	$(0.51)

Net income (loss) allocable to common shareholders	$0.27	$0.25	$(1.08)

Weighted average number of shares outstanding:
Basic	26,265	26,177	25,780

Diluted	30,049	29,938	25,780

The accompanying notes are an integral part of these financial statements

RENT-WAY, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003
(all dollars and shares in thousands)

							Accumulated
			Common Stock Warrants		Option to Purchase		Other	Other		Total
	Common Stock		Number of		Convertible	Loans to	Comprehensive	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Warrants	Amount	Preferred Stock	Shareholders	Income (Loss)	Income (Loss)	Deficit	Equity
Balance at September 30, 2002 (as previously reported)	25,686	$302,218	100	$644	—	$(282)	$787	$—	$(166,770)	136,597

Cumulative effect of restatements on prior years (Note 2)	—	—	—	—	—	—	—	—	(7,687)	(7,687)
Balance at September 30, 2002 (as restated)	25,686	302,218	100	644	—	(282)	787	—	(174,457)	128,910

Net loss	—	—	—	—	—	—	—	(27,436)	(27,436)	(27,436)
Amortization of transitional asset	—	—	—	—	—	—	(856)	(856)	—	(856)
Issuance of common stock under stock option plans (Note 18)	3	14	—	—	—	—	—	—	—	14
Issuance of common stock to Calm Waters Partnership (Note 19)	333	500	—	—	—	—	—	—	—	500
Option to purchase convertible preferred stock	—	—	—	—	142	—	—	—	—	142
Revaluation of stock warrants (Note 19)	—	488	—	(488)	—	—	—	—	—	0
Payment of loans by directors	—	—	—	—	—	285	—	—	—	285
Interest on loans to directors	—	—	—	—	—	(3)	—	—	—	(3)
Preferred stock dividend	—	—	—	—	—	—	—	—	(399)	(399)
Accretion of preferred stock	—	—	—	—	—	—	—	—	(114)	(114)
Total comprehensive income (loss)	—	—	—	—	—	—	—	(28,292)	—	—

Balance at September 30, 2003 (as restated)	26,022	303,220	100	156	142	—	(69)	—	(202,406)	101,043

Net income	—	—	—	—	—	—	—	9,146	9,146	9,146
Amortization of transitional asset	—	—	—	—	—	—	(24)	(24)	—	(24)
Issuance of common stock under stock option plans (Note 18)	122	529	—	—	—	—	—	—	—	529
Issuance of common stock to Calm Waters Partnership (Note 19)	100	490	—	—	—	—	—	—	—	490
Issuance of convertible preferred stock	—	—	—	—	(142)	—	—	—	—	(142)
Exercise of Calm Waters Warrants	—	156	(100)	(156)	—	—	—	—	—	—
Preferred stock dividend	—	—	—	—	—	—	—	—	(1,382)	(1,382)

Accretion of preferred stock	—	—	—	—	—	—	—	—	(423)	(423)
Total comprehensive income	—	—	—	—	—	—	—	9,122	—	—

Balance at September 30, 2004 (as restated)	26,244	304,395	—	—	—	—	(93)	—	(195,065)	$109,237

Net income	—	—	—	—	—	—	—	10,452	10,452	10,452
Amortization of transitional asset	—	—	—	—	—	—	93	93	—	93
Issuance of common stock under stock option plans (Note 18)	137	638	—	—	—	—	—	—	—	638
Preferred stock dividend	—	—	—	—	—	—	—	—	(1,602)	(1,602)
Accretion of preferred stock	—	—	—	—	—	—	—	—	(584)	(584)
Total comprehensive income	—	—	—	—	—	—	—	10,545	—	—

Balance at September 30, 2005	26,381	$305,033	—	$—	$—	$—	$—	$—	$(186,799)	$118,234

The accompanying notes are an integral part of these financial statements.

RENT-WAY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(all dollars in thousands, except share and per share data)

	For the Years Ended September 30,
	2005	2004	2003
		(as restated)	(as restated)
OPERATING ACTIVITIES:
Net income (loss)	$10,452	$9,146	$(27,436)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations	355	2,253	14,249
Depreciation and amortization	151,189	150,999	142,695
Deferred income taxes	5,360	5,580	4,040
Write-off of deferred financing costs	—	—	1,143
Market adjustment for interest rate swap derivative	(1,572)	(3,564)	(4,576)
Market adjustment for preferred stock conversion option derivative	(2,444)	(1,766)	1,899
Write-off of property and equipment	282	452	3,665
Write-off of rental merchandise credits	2,227	—	—
Gain on sale of assets	(79)	—	(631)
Changes in assets and liabilities:
Decrease (increase) in restricted cash	—	10,000	(10,000)
Prepaid expenses	539	(350)	2,217
Rental merchandise	(153,563)	(133,959)	(146,758)
Rental merchandise deposits and credits due from vendors	615	913	(3,161)
Income tax receivable	10	4,235	(54)
Other assets	(81)	4,998	(11,646)
Accounts payable	(2,443)	(4,059)	12,603
Other liabilities	(1,613)	(15,575)	2,667

Net cash provided by (used in) continuing operations	9,234	29,303	(19,084)
Net cash (used in) provided by discontinued operations	(355)	(1,226)	(7,318)

Net cash (used in) provided by operating activities	8,879	28,077	(26,402)

INVESTING ACTIVITIES:

Investments in subsidiaries and other businesses, net of cash acquired	(1,119)	(275)	(259)
Purchases of property and equipment	(13,505)	(9,308)	(8,155)
Purchase of music rights license	(400)	—	—
Proceeds from sale of stores and other assets	188	—	95,589

Net cash provided by (used in) investing activities	(14,836)	(9,583)	87,175

FINANCING ACTIVITIES:
Proceeds from borrowings	111,000	96,000	667,423
Payments on borrowings	(92,028)	(109,014)	(730,143)
Payments on class action lawsuit note payable	(2,000)	(2,000)	—
Payments on capital leases	(7,031)	(8,070)	(8,282)
Proceeds from convertible preferred stock	—	5,000	14,119
Deferred financing costs	—	(35)	(8,579)
Issuance of common stock	638	1,019	514
Dividends paid	(1,595)	(1,285)	(99)
Interest on shareholder loans	—	—	(3)
Payment of loans by directors/shareholders	—	—	285

Net cash provided by (used in) financing activities	8,984	(18,385)	(64,765)

Increase (decrease) in cash and cash equivalents	3,027	109	(3,992)

Cash and cash equivalents at beginning of year	3,412	3,303	7,295

Cash and cash equivalents at end of year	$6,439	$3,412	$3,303

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all dollars in thousands, except share and per share data)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     BUSINESS AND ORGANIZATION. Rent-Way, Inc. (the “Company” or “Rent-Way”) is a corporation organized under the laws of the Commonwealth of Pennsylvania. The Company operates a chain of stores that rent durable household products such as home entertainment equipment, furniture, major appliances, computers, and jewelry to consumers on a weekly , bi-weekly, semi-monthly or monthly basis in thirty-four states. The stores are primarily located in the Midwestern, Eastern and Southern regions of the United States. The Company also provides prepaid local phone service to consumers on a monthly basis through its majority-owned subsidiary, dPi Teleconnect, LLC (“DPI”).
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
     RENTAL MERCHANDISE, RENTAL REVENUE AND DEPRECIATION. Rental merchandise is rented to customers pursuant to rental agreements, which provide for either weekly, biweekly, semi-monthly or monthly rental payments collected in advance. Rental revenues are recorded in the period they are earned. Rental payments received prior to when they are earned are recorded as deferred rental revenue and a receivable is recorded for the rental revenues earned in the current period and received in the subsequent period (See Note 2). Incremental direct costs related to the origination of these revenues are deferred.
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
     CONVERTIBLE REDEEMABLE PREFERRED STOCK. On June 2, 2003, the Company sold $15,000 in newly authorized convertible redeemable preferred stock through a private placement. The proceeds of $14,161, net of issuance costs of $839, were used to repay the previous senior credit facility. The net proceeds are classified outside of permanent equity because of the mandatory redemption date and other redemption provisions. An option to purchase an additional $5,000 of convertible preferred stock was fully exercised as of September 30, 2004.

     COMPREHENSIVE INCOME (LOSS). Comprehensive income (loss) encompasses net income and changes in the components of accumulated other comprehensive income not reflected in the Company’s consolidated statements of operations during the periods presented. Accumulated other comprehensive income (loss) consisted of the transition asset recorded at the time of adoption of SFAS No. 133.
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
     Supplemental disclosures of cash flow information for the years ended September 30, 2005, 2004, and 2003, are as follows:

	Year Ended September 30,
	2005	2004	2003
CASH PAID (RECEIVED) DURING THE YEAR FOR:
Interest	$28,874	$31,298	$41,378
Income taxes (refunds)	(10)	(4,228)	(876)
NONCASH INVESTING ACTIVITIES:
Assets acquired under capital lease (Note 15)	10,727	14,970	12,303
Assets acquired from exchange	180	—	—
Purchase of music rights license	1,482	—	—
     At September 30, 2005, 2004 and 2003 cash overdrafts of $5,009, $1,312, and $2,703, respectively, were included in accounts payable in the accompanying consolidated balance sheets.
     PROPERTY AND EQUIPMENT AND RELATED DEPRECIATION AND AMORTIZATION. Property and equipment are stated at cost. Additions and improvements that significantly extend the lives of depreciable assets are capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in the results of operations. The Company’s corporate headquarters and other buildings are depreciated over periods ranging from 20 to 40 years on a straight-line basis. Depreciation of furniture and fixtures, signs and vehicles is provided over the estimated useful lives of the respective assets (three to five years) on a straight-line basis. Leasehold improvements are amortized over the shorter of the term of the lease (and those renewal periods that are reasonably assured) or the assets useful economic life (See Note 2). Property under capital leases is amortized over the respective lease term on a straight-line basis (see Note 15). The Company incurs repairs and maintenance costs and costs for signage applied to its owned and leased vehicles.
     The Company reviews the recoverability of the carrying value of long-term assets using an undiscounted cash flow method. During fiscal 2005, 2004 and 2003, the Company believes that no impairment of long-lived assets has occurred, and that no reduction of the estimated useful lives is warranted.
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
     GOODWILL. Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” requires that intangible assets not subject to amortization and goodwill be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Amortization of goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, ceased upon adoption. Thus, no amortization for such goodwill and indefinite-lived intangibles was recognized in the accompanying condensed consolidated statements of operations.
     INTANGIBLE ASSETS. Customer contracts are stated at cost less amortization calculated on a straight-line basis over 22 months. Non-compete agreements and prepaid consulting fees are stated at cost less amortization calculated on a straight-line basis over the terms of the related agreements. The music rights license is discounted to its present value. The stated value is amortized on a straight-line basis over the 5 year agreement term. The associated obligation is payable over 5 years, of which $400 was paid in fiscal 2005. The remaining payments are $400 in fiscal 2006, $425 in both fiscal 2007 and 2008, and $450 in fiscal 2009.

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
     DEFERRED FINANCING COSTS. Deferred financing costs consists of bond issuance costs and loan origination costs which were incurred in connection with the sale of $205,000 of senior secured notes and a $60,000 revolving credit facility that was closed June 2, 2003. The bond issuance costs of $6,704 are amortized using the effective interest method over the seven-year term of the bonds. The loan origination costs of $2,062 are amortized on a straight-line basis over the five-year bank credit agreement. Deferred financing cost amortization and write-offs were $1,158, $1,025 and $3,061 for the years ended September 30, 2005, 2004 and 2003, respectively.
     COMPANY HEALTH INSURANCE PROGRAM. The Company determines insurance liability based on funding factors determined by cost plus rates for a fully insured plan and monthly headcount. The contracted rate is determined based on experience, prior claims filed and an estimate of future claims. A retrospective adjustment for over (under) funding of claims is recorded when determinable and probable. The Company received refunds for the retrospective insurance adjustments of $1,542, $208, and $339 for fiscal years ended September 30, 2005, 2004 and 2003, respectively.
     COMPANY LIABILITY INSURANCE PROGRAMS. Starting in 2001, the insurance liability for workers’ compensation, automobile and general liability costs are determined based on claims filed and company experience. Losses under the deductible in the workers’ compensation, automobile and general liability programs are pre-funded based on the insurance company’s loss estimates. Loss estimates are adjusted for developed incurred losses at 18 months following policy inception and every 12 months thereafter. Retrospective adjustments to loss estimates are recorded when determinable and probable. The Company received refunds for the retrospective insurance adjustments of $310, $1,773 and $4,618 for fiscal years ended September 30, 2005, 2004 and 2003, respectively.
     For fiscal years 2000 and 1998, the Company was insured under deductible programs with aggregate stop loss coverage on major claims. Claims within the insured deductible limits that were less than stop loss aggregates, were funded as claims developed using AM Best loss development factors. The Company is at its aggregate for 2000 and 1998. The fiscal 1999 worker’s compensation insurance had no aggregate retention and was funded as claims developed using AM Best loss development factors. Reserves were developed by independent actuaries and totaled $599 and $994 at September 30, 2005 and 2004, respectively.
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
     EARNINGS (LOSS) PER COMMON SHARE. Basic earnings (loss) per common share is computed using income (losses) allocable to common shareholders divided by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed using income (losses) allocable to common shareholders adjusted for anticipated interest savings, net of related taxes, for convertible subordinated notes and debentures, convert derivative market value adjustment, and the weighted average number of shares outstanding is adjusted for the potential impact of options, warrants and convertible subordinated notes and debentures where the effects are dilutive (See Note 21).
     FAIR VALUE DISCLOSURE. Fair values of the Company’s interest rate swap agreements, convert option of preferred stock derivative financial instruments and bonds payable have been determined from information obtained from independent third parties or traded values. Fair values of other assets and liabilities including letters of credit, revolving credit debt and accounts payable are estimated to approximate their carrying values.

     The estimated fair value of the Company’s financial instruments at September 30, 2005 is as follows:

	Carrying	Fair
	Value	Value

Convert Option of Preferred stock	$(10,886)	$(10,886)

Bonds payable	$(202,284)	$(225,000)

     The estimated fair value of the Company’s financial instruments at September 30, 2004 is as follows:

	Carrying	Fair
	Value	Value

Interest Rate Swaps	$(1,572)	$(1,572)

Convert Option of Preferred stock	$(13,330)	$(13,330)

Bonds payable	$(201,877)	$(223,000)

     STOCK-BASED COMPENSATION. The Company accounts for stock based compensation issued to its employees and directors in accordance with Accounting Principle Board No. 25 and has elected to adopt the “disclosure only” provisions of SFAS 123 as amended by provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require new permanent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used in reported results.
     For SFAS No. 148 purposes, the fair value of each option granted under the 1992 Plan, the 1995 Plan, the 1999 Plan and the 2004 Plan is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for options granted in fiscal 2005, 2004 and 2003: expected volatility ranging from 88.18% to 99.98%, risk-free interest rates between 2.87% and 5.84%, and an expected life of five to six years. The Company uses the straight-line method of recognizing compensation cost for fixed awards with pro-rata vesting.
     On September 30, 2005, the Company’s Board of Directors approved the acceleration of vesting of all outstanding unvested stock options that had an exercise price greater than $6.87, the closing price of Company stock on the New York Stock Exchange on that date. As a result, options to acquire approximately 42,000 shares of common stock, which includes no options held by executive officers and 12,000 options held by non-employee directors, which would otherwise have vested over time, became immediately exercisable. The shares underlying the options that were accelerated may not be sold or transferred until the earlier of the date on which those options would have vested under their original vesting schedule or the holder’s termination of employment or service to the Company. The board of directors took the foregoing action to accelerate vesting in the strong belief that it is in the best interest of shareholders to minimize the future compensation expense associated with stock options upon adoption of SFAS 123(R), which will occur for the Company on October 1, 2005. The Company believes that the accelerated vesting of out-of-the-money options will reduce the Company’s aggregate compensation expense in fiscal year 2006 by approximately $0.10 million, and reduce such expense by approximately $0.20 million over the remaining vesting period of the options. The Company also believes that since the accelerated options were out-of-the-money, the acceleration may have a positive effect on employee morale and perception of option value.
     On April 4, 2005, the Company’s Board of Directors approved the award of 515,500 options to certain executive officers and directors to acquire common stock under the Company’s stock option plans. On September 30, 2005, the Company’s Board of Directors approved the award of 125,000 options to certain executive officers to acquire common stock under the Company’s stock option plans. These options were awarded under forms of stock option agreements that provide for immediate vesting of the options on grant, but contain restrictions on transfer of the shares underlying options. These awards were made on an immediately vested basis and are expected to mitigate the impact of SFAS 123(R)while still maintaining some of the retention benefit associated with options that vest over time. The impact of the immediate vesting of the 640,500 options issued in fiscal 2005 was $3,585 and is reflected in the SFAS 148 pro-forma compensation expense disclosed below.
     If the Company had elected to recognize the compensation cost of its stock option plans based on the fair value of the awards under those plans in accordance with SFAS No. 148, net income (loss) and income (loss) per common share would have been decreased to the pro-forma amounts below:

	For The Year Ended September 30,
	2005	2004	2003
		(as restated)	(as restated)
Net income (loss) before discontinued operations:
As reported	$10,807	$11,399	$(13,187)
Pro-forma	$5,823	$11,266	$(17,429)

Net income (loss) allocable to common stakeholders:
As reported	$8,267	$7,341	$(27,949)
Pro-forma	$3,283	$7,208	$(32,191)

Diluted earnings (loss) per common share:
Net income (loss) before discontinued operations:
As reported	$0.28	$0.33	$(0.51)

Pro-forma	$0.12	$0.32	$(0.68)

Net income (loss) allocable to common stakeholders
As reported	$0.27	$0.25	$(1.08)

Pro-forma	$0.11	$0.24	$(1.25)

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
     RECLASSIFICATIONS. Certain amounts in the September 30, 2004 and 2003 consolidated financial statements were reclassified to conform to the September 30, 2005 presentation.
2. RESTATEMENT OF PRIOR FINANCIAL INFORMATION
     On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the Center for Public Company Audit Firms of the American Institute of Certified Public Accountants, which clarified existing generally accepted accounting principles applicable to leases and leasehold improvements. After conducting an internal review of its lease accounting procedures, the Company determined that its historical accounting for leases was not consistent with the accounting principles described in the SEC’s letter. The Company has restated its financial statements for prior periods to correct these errors. In determining to restate, the Company reviewed the accounting for “rent holidays”, lives used in the calculation of the depreciation of leasehold improvements and accounting for tenant allowances. The Company recognized the effect of pre-opening “rent holidays” over the related lease terms. Tenant allowances have been reclassified from a contra asset in net property and equipment to other liabilities in the consolidated balance sheets. Tenant allowances have also been reclassified from a reduction of depreciation to a reduction of rent expense in the consolidated statements of operations and from a reduction of capital expenditures to an increase in cash provided by operating activities in the consolidated statements of cash flows. The lives of leasehold improvements were adjusted to reflect lease terms with lease extension and renewals if the extension was reasonably assured. In addition, during the fiscal quarter ended December 31, 2004, the Company changed its revenue recognition policy from cash to accrual basis of accounting. The Company recorded an adjustment of $2,568, which had the effect of decreasing earnings in that fiscal quarter. The Company reversed this adjustment in the fiscal 2005 financial statements contained in this report. Retained earnings at the beginning of fiscal year 2003 have been adjusted by $7,687 for the impacts of earlier periods.
     The following is a summary of the impact of restatement of the Company’s consolidated balance sheet at September 30, 2004, the consolidated statements of operations and the consolidated statements of cash flows for the fiscal years ended September 30, 2004 and 2003.
Consolidated Balance Sheet
Fiscal Year Ended September 30, 2004

	Before	Restatement
	Restatement	Adjustments	As Restated

Rental merchandise, net	$173,164	$765	$173,929
Property and equipment, net	42,063	(2,521)	39,542
Other assets	3,897	2,229	6,126
Total Assets	430,655	473	431,128
Other Liabilities	55,163	6,321	61,484
Accumulated Deficit	(189,217)	(5,848)	(195,065)
Total shareholders equity	115,085	(5,848)	109,237
Total liabilities and shareholders’ equity	$430,655	$473	$431,128

Consolidated Statements of Operations
Fiscal Year Ended September 30, 2004

	Before
	Restatement	Adjustments	As Restated

Rental revenue	$416,563	$727	$417,290
Other revenue	62,247	206	62,453
Total revenues	503,777	933	504,710
Property and equipment depreciation	15,267	1,063	16,330
Rental merchandise depreciation	132,778	144	132,922
Salaries and wages	134,044	183	134,227
Occupancy	34,375	(378)	33,997
Other operating expense	109,148	23	109,171
Operating income	41,192	(102)	41,090
Net income	9,248	(102)	9,146
Net income allocable to common shareholders	7,443	(102)	7,341
Basic net income allocable to common shareholders per common share	$0.28	$—	$0.28
Diluted net income allocable to common shareholders per common share	$0.25	$—	$0.25
Consolidated Statements of Operations
Fiscal Year Ended September 30, 2003

	Before
	Restatement	Adjustments	As Restated
Rental revenue	$397,420	$(583)	$396,837
Other revenue	58,571	(39)	58,532
Total revenues	491,310	(622)	490,688
Rental merchandise depreciation	122,287	(151)	122,136
Salaries and wages	130,700	(78)	130,622
Property and equipment depreciation	19,717	(287)	19,430
Occupancy	32,847	(482)	32,365
Other operating expense	100,738	(34)	100,704
Operating income	36,493	410	36,903
Discontinued operations	(15,780)	1,531	(14,249)
Net income	(29,377)	1,941	(27,436)
Net loss allocable to common shareholders	(29,890)	1,941	(27,949)
Basic net income (loss) allocable to common shareholders per common share	$(1.16)	$0.08	$(1.08)
Diluted net income (loss) allocable to common shareholders per common share	$(1.16)	$0.08	$(1.08)
Consolidated Statements of Cash Flows
Fiscal Year Ended September 30, 2004

	Before
	Restatement	Adjustments	As Restated
Net cash provided by operating activities	$28,077	$—	$28,077
Net cash used for investing activities	$(9,583)	$—	$(9,583)

Consolidated Statements of Cash Flows
Fiscal Year Ended September 30, 2003

	Before
	Restatement	Adjustments	As Restated
Net cash used in operating activities	$(26,445)	$43	$(26,402)
Net cash provided by investing activities	$87,218	(43)	$87,175
3. DISCONTINUED OPERATIONS:
     On February 8, 2003, the Company sold rental merchandise and related contracts of 295 stores to Rent-A-Center, Inc. for approximately $100,400. These stores are all included in the household rental segment. Rent-A-Center, Inc. purchased certain fixed assets and assumed related store leases of 125 of these stores. As required under the Company’s credit agreement, all proceeds of the sale, net of transaction costs, store closing and similar expenses, were used to pay existing bank debt. Of the approximate $100,400 purchase price, $10,000 was held back by Rent-A-Center, Inc., to secure the Company’s indemnification obligations, $5,000 for 90 days following closing, which was refunded to the Company in May, 2003, and an additional $5,000 for 18 months, which was refunded to the Company in August 2004. Also, there was a $24,500 escrow held by National City Bank, which was used to pay transaction costs, store closing and similar expenses. The balance of this escrow, approximately $3,000, was used to pay down debt at the closing of the refinancing on June 2, 2003. The assets sold include rental merchandise, certain vehicles under capital leases and certain other fixed assets. Vehicle lease obligations were paid by the Company out of the proceeds from the sale.
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
     Related operating results have been reported as discontinued operations in accordance with SFAS 144. The Company reclassified the results of operations of the disposed component for the prior periods in accordance with provisions of SFAS 144. There have been no corporate expenses (including advertising expense) included in expenses from discontinued operations. Interest on debt required to be repaid as a result of the disposal transaction was allocated to loss from discontinued operations. The effective interest rate on the outstanding debt of the Company at the end of the period reported was applied to the $68,643 estimated debt pay-down from the proceeds. The amount of interest reclassified to loss from discontinued operations was $0, $0 and $3,036 for the periods ended September 30, 2005, 2004 and 2003, respectively. Revenues and net loss from the discontinued operations were as follows:

	Year Ended September 30,
	2005	2004	2003
			(as restated)
Operating revenues	$—	$—	$47,792
Operating expenses from discontinued operations (including exit costs) (1)	(1,558)	(4,952)	(49,138)
Rental merchandise fair value adjustment	—	—	(4,744)
Reserve for future minimum lease payments on vacated stores, net of present value discount (2)	1,203	2,699	(4,500)
Loss on sale of stores	—	—	(623)
Interest expense	—	—	(3,036)
Income tax benefit	—	—	—

Net loss from discontinued operations	$(355)	$(2,253)	$(14,249)

(1)	The Company recorded exit costs associated with the operation and transition of the stores to Rent-A-Center, Inc. for 30 days after closing, and monthly rent and common area maintenance charges until leases were terminated or expired, in accordance with SFAS 146.

(2)	The reserve for future lease payments on vacated stores relates to the 170 stores for which Rent-A-Center, Inc. did not assume the leases. These costs are associated with the exit activity related to the sale of the 295 stores to Rent-A-Center, Inc., and are recorded in accordance with SFAS 146. In 2004, there was a reduction to the number of these leases that were originally anticipated to be bought out or terminated which resulted in a change in estimate in 2004.
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

	Fixed Asset	Lease
	Write-Offs	Termination Costs	Total
Balance at September 30, 2002	$–—	$2,135	$2,135

Fiscal 2003 Provision	2,299	488	2,787
Amount utilized in fiscal 2003	(2,299)	(1,720)	(4,019)

Balance at September 30, 2003	–—	903	903

Fiscal 2004 Provision	96	(142)	(46)
Amount utilized in fiscal 2004	(96)	(552)	(648)

Balance at September 30, 2004	–—	209	209

Fiscal 2005 Provision	49	66	115
Amount utilized in fiscal 2005	(49)	(241)	(290)

Balance at September 30, 2005	$–—	$34	$34

     Lease termination costs will be paid according to the contract terms.
     During fiscal year 2003, the Company formulated a plan to restructure the corporate office through reductions in the corporate workforce, to rationalize corporate costs for the remaining stores and to sublease, assign or terminate operating leases that the Company would no longer operate as a rent-to-own business activity subsequent to the sale of 295 stores to Rent-A-Center, Inc. There was $0, $48 and $3,046 of restructuring costs for the fiscal years ended September 30, 2005, 2004 and 2003, respectively. The $3,046 of restructuring costs incurred in fiscal year 2003 consists of fixed asset write-offs totaling $2,065 included in the table above, and $981 of employee severance and termination benefits not included in the table above.
     In addition to lease termination costs incurred in normal operating activities summarized in the table above, the Company incurred an additional lease obligation for the leases of the 170 stores that Rent-A-Center, Inc. did not assume in the sale. The total original gross obligation was $13,491 on February 8, 2003 and was reduced for estimated sublease income of $3,834 and further reduced by $1,286 to reflect the present value of that obligation in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. These lease termination costs have been reported as discontinued operations in accordance with SFAS 144. At September 30, 2005, the net obligation is $598.
5. NEW ACCOUNTING STANDARDS:
     In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections”, which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 eliminates the requirement to include the cumulative effect of changes in accounting principle in the income statement and instead requires that changes in accounting principle be retroactively applied. A change in accounting estimate continues to be accounted for in the period of change and future periods if necessary. A correction of an error continues to be reported by restating prior period financial statements. SFAS No. 154 is effective for accounting changes and correction of errors for fiscal years beginning after December 15, 2005.
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment”, which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123(R) requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the issuer’s financial statements and is effective for all annual periods beginning after June 15, 2005. The Company will adopt SFAS 123(R) beginning with the first quarter of fiscal 2006.
     The Company currently accounts for share-based payments to employees using the intrinsic value method under APB Opinion 25 and, as such, generally recognizes no compensation cost for employee stock options and employee stock purchase plan. Accordingly, the adoption of SFAS 123(R) may have a significant impact on the Company’s results of operations. However, any charges would be non-cash and not expected to have a significant impact on the Company’s overall financial position. The Company has elected to use the modified prospective method of adoption of SFAS 123(R). For periods after October 1, 2005, the impact of adoption of SFAS 123(R) will depend on levels of share-based compensation granted in the future. If the Company had adopted SFAS 123(R) in prior periods, the expense recognized would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to the consolidated financial statements. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required. This new requirement will reduce net operating cash flows and increase, by the same amount, net financing cash flows in periods after adoption.
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Non-monetary Assets” (“SFAS 153”). SFAS 153 eliminates an exception in Accounting Principles Board Opinion No. 29, “Accounting for Non-monetary Transactions,” which provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some non-monetary exchanges, although commercially substantive, be recorded on a carryover basis. SFAS 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance – that is, transactions that are not expected to result in significant changes in cash flows of the reporting entity. This statement is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company anticipates no impact.
6. INTANGIBLE ASSETS:
     The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 requires that intangible assets not subject to amortization and goodwill be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. SFAS 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment while the second phase, if necessary, measures the impairment. Amortization of goodwill and intangible assets with indefinite lives, including such assets recorded in past business combinations, ceased upon adoption. On an annual basis and when there is a reason to suspect that the values have been diminished or impaired, these assets must be tested for impairment, and a write down may be necessary. The Company completed its annual impairment evaluations as well as a separate interim impairment evaluation of DPI and determined that no impairment existed.
     The following table reflects the components of amortizable intangible assets at September 30, 2005:

	Purchase	Cumulative	Net Carrying
Balance at September 30, 2005:	Amount	Amortization	Amount
Amortizable intangible assets:
Non-compete agreements	$2,650	$(2,623)	$27
Music rights license	1,882	(7)	1,875
Customer contracts	162	(35)	127
Customer list	93	(21)	72

	$4,787	$(2,686)	$2,101

	Purchase	Cumulative	Net Carrying
Balance at September 30, 2004:	Amount	Amortization	Amount
Amortizable intangible assets:
Non-compete agreements	$2,630	$(2,518)	$112
Customer contracts	1,164	(1,164)	0

	$3,794	$(3,682)	$112

     At September 30, 2005, future aggregate annual amortization of amortizable intangible assets is as follows:

Fiscal Year	Amount
2006	$542
2007	436
2008	376
2009	376
2010	371

$2,101

     Amortization expense of amortizable intangible assets for the year ended September 30, 2005, 2004 and 2003 was $223, $391, and $1,360, respectively. There were no changes to the amortization methods and lives of the amortizable intangible assets.
     The changes in the carrying amount of goodwill for the fiscal years ended September 30 were as follows:

	Household	Prepaid Telephone
	Rental Segment	Service Segment	Total
Balance at September 30,2003	$181,905	$6,594	$188,499
Additions (1)	—	350	350
Disposal	—	—	—

Balance at September 30, 2004	181,905	6,944	188,849

Additions (2)	438	—	438
Disposal	—	—	—

Balance at September 30, 2005	$182,343	$6,944	$189,287

(1)	On April 7, 2004, the Company purchased 100 shares of DPI Holdings, Inc. from the former chief operating officer.

(2)	The Company acquired rental merchandise and agreements of four stores in fiscal 2005.
7. RENTAL MERCHANDISE AND PROPERTY AND EQUIPMENT:
     Cost and accumulated depreciation of rental merchandise consists of the following:

	Year Ended September 30,
	2005	2004
		(as restated)
Cost	$317,912	$305,153
Less accumulated depreciation	120,898	129,863
Less reserve for losses	1,261	1,100
Less reserve for hurricane damages	1,509	—
Less deferred credits	66	261

	$194,178	$173,929

     The Company uses a direct-ship policy from their vendors to the stores. As a result, the Company has eliminated the need for internal warehousing and distribution. This policy reduces the amount of rental merchandise not on rent. On-rent and held for rent levels of rental merchandise consists of the following:

	Year Ended September 30,
	2005	2004
On-rent merchandise	$258,328	$247,692
Held for rent merchandise	59,584	57,461

	$317,912	$305,153

     Beginning in 2004 the Company uses the allowance method in accounting for losses (see Note 1). This change to the allowance method had the effect of increasing other operating expenses of approximately $1,100 to set up a rental merchandise allowance reserve on the balance sheet. The Company expects rental merchandise adjustments in the future under this new method to be materially consistent with prior year’s adjustments under the direct write-off method. These losses are recorded in other operating expenses and were incurred as follows:

	Year Ended September 30,
	2005	2004	2003
Lost merchandise	$534	$526	$964
Stolen merchandise	13,760	10,993	11,758
Discarded merchandise	2,394	2,197	2,486
Losses from hurricane damages	1,801	—	—
Additional reserve for expected losses	161	1,100	—

	18,650	14,816	15,208
Less losses included in discontinued operations	—	—	(2,384)

Losses included in continuing operations	$18,650	$14,816	$12,824

     Property and equipment consists of the following:

	Year Ended September 30,
	2005	2004
		(as restated)
Transportation equipment	$42,875	$39,153
Furniture and fixtures	36,431	33,079
Leasehold improvements	34,259	29,420
Signs	5,122	4,632
Buildings	5,674	5,859
Land	1,920	1,972

	126,281	114,115
Less accumulated depreciation and amortization	(78,561)	(74,573)

	$47,720	$39,542

     Furniture and fixtures includes computer hardware and software costs of $22,787, which includes software development costs of $2,928 in progress at September 30, 2005. There have been no charges to the statement of operations for software development costs because the software has not yet been put into service.
8. RENTAL MERCHANDISE CREDITS DUE FROM VENDORS:
     The Company had credits due from vendors for the return of merchandise in the amount of $400, $3,242 and $4,156 as of September 30, 2005, 2004 and 2003, respectively. The credits are reduced when the Company purchases additional products from the vendors. During the fourth quarter of 2005, the Company changed its jewelry vendor, which resulted in the write-off of merchandise credits of $2,227.
9. OTHER ASSETS:
     Other assets consist of the following:

	Year Ended September 30,
	2005	2004
		(as restated)
Other receivables	$2,425	$1,955
Other inventory	571	537
Deposits	786	832
Other	2,354	2,802

Total other assets	$6,136	$6,126

10. OTHER LIABILITIES:
     Other liabilities consist of the following:

	Year Ended September 30,
	2005	2004
		(as restated)
Accrued salaries, wages, tax and benefits	$9,367	$13,049
Capital lease obligations	19,409	14,970
Accrued preferred dividend and interest	7,771	8,026
Vacant facility lease obligations	2,541	3,355
Swap liability	—	1,572
Deferred revenue	7,704	5,563
Accrued property taxes	3,200	4,098
Other	13,417	10,851

Total other liabilities	$63,409	$61,484

11. DEBT:
     Debt consists of the following:

	Year Ended September 30,
	2005	2004
Senior secured notes	$202,284	$201,877
Revolving credit facility	19,000	—
Note payable lawsuit settled	—	2,000
Note payable and other	29	57

	$221,313	$203,934

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
     The secured notes were offered at a discount of $3,583, which is being amortized using the effective interest method, over the term of the secured notes. Amortization of the discount is recorded as interest expense and was $406 and $356 for the years ended September 30, 2005 and 2004, respectively. Costs representing underwriting fees and other professional fees of $6,704 are being amortized, using the effective interest method, over the term of the secured notes. The secured notes rank senior in right to all of the Company’s existing and future subordinated debt, have a lien position ranking second to the bank revolving credit facility and effectively junior in right of payment to all existing and future debt and other liabilities of the Company’s subsidiaries that are not subsidiary guarantors. The secured notes contain covenants that will, among other things, limit the Company’s ability to incur additional debt, make restricted payments, incur any additional liens, sell certain assets, pay dividend distributions from restricted subsidiaries, transact with affiliates, conduct certain sale and leaseback transactions and use excess cash flow.
     Under the indenture for the secured notes, if the Company (a) has any excess cash flow or amounts on deposit in the excess cash flow collateral account, (b) has a leverage ratio equal to or greater than 2.50 to 1.00 or a rent-adjusted leverage ratio equal or greater than 4.00 to 1.00, and (c) has cash and cash equivalents of more than $10,000, the Company must repay debt (if any) outstanding under the revolving credit facility in an amount equal to the remainder (if positive) of (1) the amount of such cash and cash equivalents minus (2) the sum of $10,000 plus such excess cash flow. Thereafter, if the Company (a) has any excess cash flow with respect to such fiscal year plus amounts on deposit in the excess cash flow collateral account of at least $1,000 in the aggregate and (b) the coverage ratio is equal to or greater than 2.50 to 1.00 or the rent-adjusted leverage ratio is equal to or greater than 4.00 to 1.00, then the Company either must use the excess cash flow plus such amounts on deposit to repay debt (if any) outstanding under the revolving credit facility or, subject to limitations, must use 75% of any excess cash flow plus such amounts on deposit remaining after repayment of debt outstanding under the revolving credit facility to make an offer to purchase notes at a purchase price equal to 104.25% of the aggregate principal amount thereof, plus accrued and unpaid interest to the purchase date. The Company must deposit in the excess cash flow collateral account all of the portion of the 75% of such remaining excess cash flow not used to purchase notes. The Company may use 25% of the excess cash flow remaining with respect to such fiscal year after repayment of debt outstanding under the revolving credit facility. All of the Company’s obligations to use excess cash flow as described above terminate upon the first fiscal year end of the Company at which both (a) the leverage ratio is less than 2.50 to 1.00 and (b) the rent-adjusted leverage ratio is less than 4.00 to 1.00. Under the indenture, “excess cash flow” means for any fiscal year, EBITDA for the Company and its consolidated restricted subsidiaries for such year, adjusted for certain items. “Excess cash collateral account” is an account maintained by the collateral agent in which the Company deposits all of the portion of the 75% of the excess cash flow remaining after payment of debt outstanding under the revolving credit facility. The Company is in compliance with all covenants at September 30, 2005, and expects to comply with covenants based upon its fiscal 2006 projections.
     The Company’s bank revolving credit facility has the following material terms. The facility is with Harris Trust and Savings Bank, acting as administrative agent, and Bank of Montreal as lead arranger, and provides for National City Bank to act as syndication agent and provides for senior secured revolving loans of up to $60,000 including a $15,000 sub-limit for standby and commercial letters of credit and a $5,000 swing line sub-limit. The credit facility will expire five years from closing (June 2, 2008). There is $19,000 outstanding on the bank credit facility and $2,950 of outstanding letters of credit with $38,050 available at September 30, 2005. Deferred financing costs of $2,062 are being amortized, over the 5-year term of the bank agreement. The credit facility is guaranteed by all of the wholly owned domestic subsidiaries and collateralized by first priority liens on substantially all of the Company’s and subsidiary guarantors’ assets, including rental contracts and the stock held in domestic subsidiaries. The Company may elect that each borrowing of revolving loans be either base rate loans or Eurodollar loans. The Eurodollar loans bear interest at a rate per annum equal to an applicable margin plus LIBOR adjusted for a reserve percentage. Under the base rate option, the Company will borrow money based on the greater of (a) the prime interest rate or (b) the federal funds rate plus 0.50%, plus, in each case, a specified margin. A 0.50% commitment fee will be payable quarterly on the unused amount of the revolving credit facility. Upon a default, interest will accrue at 2% over the applicable rate. The Company will be required to make specified mandatory prepayments upon subsequent debt or equity offerings and asset dispositions.
     Effective November 18, 2005, the Company amended its bank revolving credit facility to change the financial covenants to allow for the effect of opening and acquiring new stores. The leverage ratio, capital expenditures, and minimum financial EBITDA covenants were amended as shown in the financial covenants required under the credit facility in the following section.
     The financial covenants required under the credit facility are as follows:
The leverage ratio is total funded debt less an amount on deposit in the excess cash flow escrow account to EBITDA for the four fiscal quarters then ended. As of the last day of each fiscal quarter ending during each of the periods specified below, the leverage ratio at such time should not be greater than:

Shall Not Exceed
		Credit Agreement	Amended Credit
		as of	Agreement as of
From and Including	To and Including	September 30, 2005	November 18, 2005
July 1, 2005	December 31, 2005	4.75 to 1.00
January 1, 2006	March 31, 2006	4.50 to 1.00
April 1, 2006	June 30, 2006	4.25 to 1.00
July 1, 2006	Credit Agreement	3.75 to 1.00
Termination Date
December 31, 2005	—	—	5.25 to 1.0
January 1, 2006	June 30, 2006	—	5.75 to 1.0
July 1, 2006	December 31, 2006	—	5.00 to 1.0
January 1, 2007	June 30, 2007	—	4.50 to 1.0
July 1, 2007	Thereafter	—	4.25 to 1.0
The fixed charge coverage ratio is EBITDA for the four fiscal quarters then ended less capital expenditures not financed by capital leases to fixed charges for the same four fiscal quarters then ended. EBITDA does not include depreciation of rental merchandise and is adjusted for one-time non-cash charges. Fixed charges are the sum of all principal payments made on indebtedness, but excluding payments on revolving credit, plus interest expense, restricted payments, all prepayments on senior notes and income taxes paid or payable. The fixed charge coverage ratio shall not be less than 1.25 to 1.00 from April 1, 2004 through June 2, 2008.
The Company cannot allow the book value of rental merchandise under lease to be less than 74% of the total book value of rental merchandise held for rent at the end of each calendar month ending September 30, October 31 and November 30 in each fiscal year and 77% for all other calendar months in each fiscal year. The value of idle jewelry cannot exceed 7.5% of the total value of rental merchandise as measured at the end of each calendar month.

The Company cannot incur capital expenditures in an amount in excess of $20,000 in the aggregate during any fiscal year. The $20,000 maximum is increased for any unused preceding year permitted amount not to exceed $22,500 in a fiscal year. The November 18, 2005 amended credit agreement states the borrower or any of its guarantors shall not incur capital expenditures in an amount in excess of $25,000 in the aggregate during any fiscal year.
Consolidated net worth shall not be less than $85,000 plus 75% of positive net income for each quarter on or after September 30, 2003, with no deduction for losses and 90% of any subsequent incremental issuance of new equity securities, other than equities issues in connection with the exercise of employee stock options and capital stock issued to the seller of an acquired business in connection with a permitted acquisition.
The Company cannot permit EBITDA for the twelve consecutive calendar months then ended to be less than:

For the period:	Minimum EBITDA
	Credit Agreement as	Amended Credit
	of September 30,	Agreement as of
	2005	November 18, 2005
September 2005 — August 2006	$55.0 million
September 2006 — Each Month Thereafter	$60.0 million
October 1, 2005 — March 31, 2006	—	$45.0 million
April 1, 2006 — May 31, 2006	—	$40.0 million
June 1, 2006 — August 31, 2006	—	$42.0 million
September 1, 2006 — November 30, 2006	—	$45.0 million
December 1, 2006 — February 28, 2007	—	$50.0 million
March 1, 2007 — May 31, 2007	—	$52.5 million
June 1, 2007 — Thereafter	—	$55.0 million
     The Company’s bank credit facility prohibits the payment of common stock dividends.
     The Company is in compliance with all covenants at September 30, 2005, and expects to be able to comply with covenants based upon its fiscal 2006 projections.
     The Company’s note payable for lawsuit settlement was agreed to in the settlement of the class action lawsuit. The note payable consisted of a $4,000 unsecured subordinated note, which beared interest at 6% annually and payable in four equal installments over two years on June 30 and December 31. The balance was paid off on June 30, 2005.
     At September 30, 2005 and 2004, the Company had outstanding standby letters of credit of $2,950 and $5,180, respectively. The letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The Company guarantees standby letters of credit for DPI, its majority owned subsidiary, in the amount of $20 and $280, at September 30, 2005 and 2004, respectively, which are included in the total outstanding letters of credit disclosed above.
12. CONVERTIBLE PREFERRED STOCK:
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
     The terms of the convertible preferred stock include a number of conversion and redemption provisions that represent derivative financial instruments under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”). Certain features of the convertible preferred stock are accounted for as embedded derivative financial instruments. The Company has determined that the option to purchase additional preferred shares was an embedded derivative financial instrument that qualified for scope exemption under the provisions of EITF 00-19, “Accounting for Derivative

Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF-0019”). As such, this derivative was initially required to be bifurcated and recorded at fair value in the equity section of the consolidated balance sheet upon issuance but does not require mark to market accounting. The carrying value of this derivative financial instrument was reduced to $0 during the quarter ended June 30, 2004 due to the exercise of the remaining options. The Company also has determined the convertible feature of the convertible preferred stock is a derivative financial instrument that does not qualify for scope exemption under EITF 00-19; and, is required to be bifurcated, recorded at fair value, and marked to market. The market value of this derivative financial instrument was $10,886 and $13,330 at September 30, 2005 and 2004, respectively, and is recorded in convertible redeemable preferred stock in the consolidated balance sheet. The fair values of the derivatives were determined with the assistance of an independent valuation firm.
     Below is a description of the material terms of the convertible preferred stock.
     Dividends. Dividends will accrue daily at a rate of 8.0% per annum. Dividends on the preferred stock are payable on the first day of each calendar quarter in cash or in shares of Company common stock at the Company’s option; provided, however, that if the Company elects to pay dividends in shares of common stock, (i) a registration statement must be effective with respect to such shares of common stock and (ii) the payment would be at 95% of the arithmetic average of the daily volume weighted average prices of the common stock for the five trading days immediately preceding the second trading day prior to the applicable dividend payment date. The Company is required to pay dividends in cash if a triggering event occurs. Dividends not paid within five business days of the dividend payment date bear interest at 15.0% per annum until paid in full. During the period commencing upon the occurrence of a share liquidity event and ending when such event is cured, the dividend rate shall increase to 15% per annum. Preferred dividends of $1,602 and $1,382 were charged to accumulated deficit for the years ended September 30, 2005 and 2004, respectively.
     Conversion provisions. Subject to certain limitations, each share of preferred stock is convertible at the holder’s option. Preferred stock is convertible in the Company’s common stock by dividing the stated value of such shares by the conversion price. The conversion price is $6.00 per share for preferred stock issued at the initial closing and $6.65 per share for any additional preferred shares issued, subject to certain anti-dilution adjustments. The holders can convert the preferred stock to 3,251,880 shares of common stock with a market value of $22,340 at September 30, 2005.
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
     Mandatory redemption at maturity. If any preferred shares remain outstanding on the maturity date (June 2, 2011), the Company shall redeem in cash such shares at a redemption price equal to the stated value of such shares plus accrued but unpaid dividends. The stated value plus unpaid dividends is $18,333 and $20,187 at September 30, 2005 and 2004, respectively.
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
13. DERIVATIVE FINANCIAL INSTRUMENTS:
     On June 2, 2003, the Company issued 1,500 shares of convertible redeemable preferred stock (see Note 12). The terms of this preferred stock include a number of conversion and redemption provisions that represent derivatives under SFAS No. 133. The Company determined that the option to purchase additional preferred shares was an embedded derivative financial instrument that qualified for SFAS 133 scope exemption under the provisions of EITF 00-19. As such this derivative was initially bifurcated and recorded in shareholders’ equity. This derivative did not require mark to market accounting.
     The Company also has determined the convertible feature of the convertible redeemable preferred stock is a derivative financial instrument that does not qualify for SFAS 133 scope exemption under EITF 00-19. It was bifurcated and recorded in the temporary equity classification on the balance sheet. The change in the fair market value of the conversion feature resulted in income of $2,444 and $1,767 in 2005 and 2004, respectively, which was recorded to other income in the Company’s consolidated statements of operations.
     At September 30, 2004, the Company had interest rate swaps on a notional debt amount of $40,000 and a fair market value of ($1,572). The variable pay interest rate ranged from 6.88% to 6.97%. The maturity dates ran through August 2005.

     The Company’s interest rate swaps do not meet the qualifications for hedge accounting treatment under SFAS No. 133. The Company’s positive change in the fair market value of the interest rate swap portfolio was $1,572 and $3,564 for the years ended September 30, 2005 and 2004, respectively. This was recorded to other income in the Company’s consolidated statements of operations. The fair-value of the swap agreements were based upon quoted market prices as determined by the financial institution that held them. These values represented the estimated amount the Company would have received or paid to terminate agreements.
14. INSURANCE CHARGE AND RECOVERY
     In fiscal 2005 the Company recorded income of $1,852 related to the Company’s revised estimates for retrospective insurance programs. This includes a $1,542 retrospective health insurance adjustment for the policy year 2004, and a $310 liability insurance adjustment for the policy years 2000 through 2004.
     In fiscal year 2004 the Company recorded insurance income of $1,981 related to the Company’s revised estimates for retrospective insurance programs. This includes $208 retrospective health insurance adjustments for the policy year 2003, and a $1,773 liability insurance adjustment for the policy years 2000 through 2003.
     In fiscal year 2003 the Company recorded income of $4,957 related to the Company’s revised estimates for retrospective insurance programs. This includes a $339 retrospective health insurance adjustment for the policy year 2002, and a $4,618 liability insurance adjustment for the policy years 2000 through 2002
     The Company recorded as a reduction of other operating expense, a reimbursement of defense costs related to the derivative and class action lawsuits in the amount of $800 for the 2003 fiscal year. There were no such recoveries for the 2005 or 2004 fiscal years.
15. COMMITMENTS AND CONTINGENCIES:
     The Company leases substantially all of its retail stores under non-cancelable agreements generally for initial periods ranging from three to five years. The store leases generally contain renewal options for one or more periods of three to five years. Most leases require the payment of taxes, insurance, and maintenance costs by the Company. The Company leases certain transportation, satellite and computer equipment under capital leases and, to a lesser extent, operating leases, under arrangements that expire over the next 5 years. At September 30, 2005, future minimum rental payments under non-cancelable capital and operating leases are as follows:

	Capital Leases	Operating Leases
2006	$6,654	$28,111
2007	5,646	23,891
2008	4,731	18,475
2009	2,561	13,903
Thereafter	767	10,179

Total minimum payments required	20,359	94,559
Amount representing interest obligations under capital lease	(950)	—

	$19,409	$94,559

     The capital lease agreements have a minimum lease term of one year and permit monthly renewal options and contain residual lease guarantees. The Company has retained the leased vehicles an average of 50 months.
     The Company’s investment in equipment under capital leases was as follows:

	Year Ended September 30,
	2005	2004
Transportation equipment	$42,770	$39,015
Satellite equipment	1,459	1,630
Computer equipment	2,103	2,103
Less accumulated amortization	(26,969)	(27,261)

Net equipment under capital lease	$19,363	$15,487

     Rent expense under operating leases for the years ended September 30, 2005, 2004, and 2003 was $26,843, $24,821 and $23,973, respectively.
     The Company is subject to legal proceedings and claims in the ordinary course of its business that have not been finally adjudicated. Certain of these cases, have resulted in initial claims totaling $2,885. However, all but $325 of such claims are, in the opinion of management, covered by insurance policies or indemnification agreements, or create only remote potential of any liability exposure to the Company and therefore should not have a material effect on the Company’s financial position, results of operations or cash flows. Additionally, threatened claims exist for which management is not yet able to reasonably estimate a potential loss. In management’s opinion, none of these threatened claims will have a material adverse effect on the Company’s financial position, results of operations or cash flows.
     As of September 30, 2005, the Company has non-cancelable vehicle orders to lease approximately 300 vehicles, which will total approximately $6,800 upon acceptance by the Company of delivery of those vehicles. The lease term begins upon the Company’s acceptance of vehicles according to its master lease agreement.
     The Company has approximately $874 and $707 recorded as deposits held for customers, recorded in other liabilities at September 30, 2005 and 2004, respectively.
Also, see Note 17 for related party commitments.
16. INCOME TAXES:
     The Company’s income tax expense (benefit) consists of the following components:

	For The Year Ended September 30,
	2005	2004	2003
Current expense (benefit):
Federal	$—	$—	$—
State and local	—	—	—

		—	—

Deferred expense (benefit):
Federal	4,714	4,592	3,170
State and local	646	988	870

	5,360	5,580	4,040

Income tax expense	$5,360	$5,580	$4,040

     A reconciliation of the income tax expense (benefit) compared with the amount at the U.S. statutory tax rate of 35% is shown below:

	For The Year Ended September 30,
	2005	2004	2003
		(as restated)	(as restated)
Tax provision at U.S. statutory rate	$5,658	$5,943	$(3,201)
State and local income taxes, net of federal benefit	647	773	(416)
Deferred tax valuation allowance	(175)	(600)	7,493
Other	(770)	(536)	164

Income tax expense	$5,360	$5,580	$4,040

     At September 30, 2005 and 2004, the components of the net deferred tax asset (liability) are as follows:

	Year Ended September 30,
	2005	2004
		(as restated)
Rental merchandise	$(23,718)	(20,881)
Property and equipment	4,678	4,152
Operating loss carryforwards	88,548	83,312
Intangibles	3,712	4,235
Goodwill	(15,856)	(10,495)
Accrued expenses	3,615	3,175
Other	334	531
Tax credits	450	412
Swap agreements	0	585
Deferred revenue, net of expenses	1,543	1,319
Deferred tax valuation allowance	(79,162)	(76,841)

Net deferred tax asset (liability)	$(15,856)	$(10,496)

     As of September 30, 2005, the Company has federal net operating loss carryforwards of $224,838 for income tax purposes, the majority of which expire in years fiscal 2018 through fiscal 2025. Approximately $3,745 of the operating loss carryforwards will result in a credit to shareholders’ equity when it is determined they can be utilized.

     The Company also has state net operating loss carryforwards of $246,252. Additionally, as of September 30, 2005, the Company has alternative minimum tax credits of approximately $147 and general business credits of $302.
     At September 30, 2004, the valuation allowance was $76,841 and at September 30, 2005, it increased to $79,162. The net increase was $2,321 as a result of the increase in net operating loss carryforwards and other deferred tax assets.
     The American Jobs Creation Act of 2004 did not have a material impact on the Company.
17. RELATED PARTY TRANSACTIONS:
     Effective May 1, 2005, the former Chairman and Chief Executive Officer of the Company stepped down as CEO and now solely serves as Chairman of the Board. As of the effective date, his existing employment agreement was terminated and superseded by a consulting agreement under which the Company will pay consulting fees at an annual rate of $200 on a monthly basis for 5 years. During the term of the consulting agreement, the Chairman is eligible to participate, to the extent eligible, in the benefit plans and programs, and receive benefits generally provided to executive officers of the Company. During the first two years of the consulting agreement the Company will pay or reimburse, up to $5 of premiums of a life insurance policy insuring the Chairman’s life in the amount of $7,000. The Company also entered into a non-competition agreement with the Chairman that will pay an annual rate of $150 on a monthly basis. The term of the non-competition agreement is the lesser of (a) seven years, or (b) two years after the termination for any reason of the consulting agreement.
     On April 7, 2004, the Company purchased 100 shares of DPI Holdings, Inc. from the former Chief Operating Officer of DPI for $350. DPI Holdings, Inc. owns 16.5% interest in DPI, and the Company owns 83.5% interest in DPI after the acquisition of shares.
     During fiscal years ended September 30, 2005, 2004, and 2003, the Company leased one location from a company controlled by a director. Rent paid during these years related to this lease was $28, $49 and $49, respectively.
     The Company has entered into an engagement agreement with a director of the Company that provides for the payment of $100 per year for 10 years commencing October 1, 1999.
18. STOCK OPTIONS:
     In March 2004, the Board of Directors of the Company adopted, and the shareholders approved, the Rent-Way, Inc. 2004 Stock Option Plan (the “2004 Plan”), which authorizes the issuance of up to 1,700,000 shares of common stock pursuant to stock options granted to officers, directors, key employees of the Company. The option exercise price will not be less than the fair market value of the Company’s common stock on the grant date. The 2004 Plan will expire in March 2014 unless terminated earlier by the Board of Directors. The authorized number of shares, the exercise price of outstanding options, and the number of shares under option are subject to appropriate adjustment for stock dividends, stock splits, reverse stock splits, recapitalizations, and similar transactions. The 2004 Plan is administered by the Compensation Committee of the Board of Directors who select the optionees and determine the terms and provisions of each option grant within the parameters set forth in the 2004 Plan.
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
     In June 1992, the Board of Directors of the Company adopted, and the shareholders have approved, the Rent-Way, Inc. Stock Option Plan of 1992 (the “1992 Plan”) which authorizes the issuance of up to 600,000 shares of common stock pursuant to stock options granted to officers, directors and key employees of the Company. The option exercise price will be at least equal to the fair market value of the Company’s common stock on the grant date. No options may be granted under this Plan any time following 10 years from the date of the Plan’s adoption, June 17, 2002. No option may be exercised more than 10 years from its date of grant. The authorized number of shares, the exercise price of outstanding options and the number of shares under option are subject to appropriate adjustment for stock dividends, stock splits, reverse stock splits, recapitalizations and similar transactions. The 1992 Plan is administered by the Compensation Committee of the Board of Directors who select the optionees and determine the terms and provisions of each option grant within the parameters set forth in the 1992 Plan.
     The following is a summary of activity of the Company’s stock options during the years ended September 30, 2005 and 2004:

		WEIGHTED AVERAGE
STOCK OPTIONS	SHARES	PRICE PER SHARE
September 30, 2003	3,833,032	$10.40

Granted	120,000	$7.32
Exercised	(221,640)	$4.60
Cancelled	(743,484)	$17.79

September 30, 2004	2,987,908	$8.87

Granted	748,500	$7.70
Exercised	(137,700)	$4.63
Cancelled	(583,055)	$13.74

September 30, 2005	3,015,653	$7.83

     At September 30, 2005, stock options representing 1,968,153 shares are exercisable at prices ranging from $4.90 to $29.75 per share and grant dates ranging from November 1, 1996, to September 30, 2005. The weighted-average fair value of options granted was $5.88 in 2005, $5.84 in 2004 and $3.71 in 2003.
     On September 30, 2005, the Company’s Board of Directors approved the acceleration of vesting of all outstanding unvested stock options that had an exercise price greater than $6.87, the closing price of Company’s common stock on the New York Stock Exchange on that date. As a result, options to acquire approximately 42,000 shares of common stock, which includes no options held by executive officers and 12,000 options held by non-employee directors, which would otherwise have vested over time, became immediately exercisable. The shares underlying the options that were accelerated may not be sold or transferred until the earlier of the date on which those options would have vested under their original vesting schedule or the holder’s termination of employment or service to the Company. The Board of Directors took the foregoing action to accelerate vesting in the strong belief that it is in the best interest of shareholders to minimize the future compensation expense associated with stock options upon adoption of SFAS 123(R), which will occur for the Company on October 1, 2005. The Company believes that the accelerated vesting of out-of-the-money options will reduce the Company’s aggregate compensation expense in fiscal year 2006 by approximately $0.10 million, and reduce such expense by approximately $0.20 million over the remaining vesting period of the options. The Company also believes that since the accelerated options were out-of-the-money, the acceleration may have a positive effect on employee morale and perception of option value.
     On April 4, 2005, the Company’s Board of Directors approved the award of 515,500 options to certain executive officers and directors to acquire common stock under the Company’s stock option plans. On September 30, 2005, the Company’s board of directors approved the award of 125,000 options to certain executive officers to acquire common stock under the Company’s stock option plans. These options were awarded under forms of stock option agreements that provide for immediate vesting of the options on grant, but contain restrictions on transfer of the shares underlying options. These awards were made on an immediately vested basis and are expected to mitigate the impact of SFAS 123(R) while still maintaining some of the retention benefit associated with options that vest over time. The impact of the immediate vesting of the 640,500 options issued in fiscal 2005 was $3,585, and is reflected in the SFAS 148 pro-forma compensation expense.
     At September 30, 2005, the Company has individual option award agreements outside of these plans with two employees covering an aggregate of 40,000 options to acquire shares of common stock. These options were granted on June 13, 2002. They are outstanding and exercisable at $11.67 per share.
     For various price ranges, outstanding stock options at September 30, 2005 were as follows:

Range of	Shares of	Shares of
Exercise Price	Outstanding Options	Exercisable Options
$4.90 — $7.35	1,605,500	608,000
$7.36 — $11.04	722,000	672,000
$11.05 — $16.57	655,544	655,544
$16.58 — $24.87	4,382	4,382
$24.88 — $29.75	28,227	28,227

	3,015,653	1,968,153

19. SHAREHOLDERS’ EQUITY:
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
20. EMPLOYEE BENEFIT PLANS:
     Effective January 1, 1994, Rent-Way established the Rent-Way, Inc. 401(k) Retirement Savings Plan (the “RentWay Plan”). Participation in the Plan is available to all Company employees who meet the necessary service criteria as defined in the Plan agreement. Company contributions to the Plan are based on a percentage of the employees’ contributions, as determined by the Board of Directors. The Company’s contribution expense was $997, $901 and $1,364 for the years ended September 30, 2005, 2004 and 2003, respectively.
     As a result of the significant price drop in Rent-Way stock following disclosure of the accounting investigation, the Company made additional cash contributions of $7 and $478 to the Rent-Way Plan in order to restore a portion of the loss in value of Rent-Way stock held in participant accounts under the plan for the years ended September 30, 2004 and 2003, respectively. The Company has also amended the plan to prohibit a participant’s investment in Rent-Way common stock.
21. EARNINGS (LOSS) PER SHARE:
     Basic earnings (loss) per common share is computed using income (losses) allocable to common shareholders divided by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed using income (losses) allocable to common shareholders and the weighted average number of shares outstanding adjusted for the potential impact of options, warrants, conversion of convertible redeemable preferred stock, convertible preferred stock conversion derivative dividends on convertible preferred stock and accretion on convertible preferred stock discount where the effects are dilutive. Because operating results were at a loss for the year ended September 30, 2003, basic and diluted loss per common share were the same.
     The following table discloses the reconciliation of numerators and denominators of the basic and diluted loss per share computation :

	For The Year Ended September 30,
COMPUTATION OF EARNINGS (LOSS) PER SHARE:	2005	2004	2003
		(as restated)	(as restated)

BASIC
Income (loss) before discontinued operations	$10,807	$11,399	$(13,187)
Loss from discontinued operations	(355)	(2,253)	(14,249)

Net income (loss)	10,452	9,146	(27,436)
Dividend and accretion of preferred stock	(2,185)	(1,805)	(513)

Net income (loss) allocable to common shareholders	$8,267	$7,341	$(27,949)

Weighted average common shares outstanding	26,265	26,177	25,780

Earnings (loss) per share:
Income (loss) before discontinued operations	$0.41	$0.44	$(0.51)
Loss from discontinued operations	(0.01)	(0.09)	(0.55)
Dividend and accretion of preferred stock	(0.09)	(0.07)	(0.02)

Net income (loss) allocable to common shareholders	$0.31	$0.28	$(1.08)

DILUTED
Net income (loss) allocable to common shareholders for basic earnings (loss) per share	$8,267	$7,341	$(27,949)
Plus: income impact of assumed conversion:
Conversion derivative market value adjustment (1)	(2,444)	(1,766)	—

	For The Year Ended September 30,
COMPUTATION OF EARNINGS (LOSS) PER SHARE:	2005	2004	2003
		(as restated)	(as restated)

Dividends on 8% convertible preferred stock (1)	1,602	1,382	—
Accretion to preferred stock redemption amount (1)	583	423	—

Net income (loss) allocable to common shareholders for diluted earnings (loss) per share and assumed conversion	$8,008	$7,380	$(27,949)

Weighted average common shares used in calculating basic earnings (loss) per share	26,265	26,177	25,780
Add incremental shares representing:
Shares issuable upon exercise of stock options, warrants and escrowed shares (2)	532	509	—
Contingent shares issuable upon the exercise of warrants to purchase 8% convertible preferred stock (3)	—	—	—
Shares issuable upon conversion of 8% convertible preferred stock (1)	3,252	3,252	—

Weighted average number of shares used in calculation of diluted earnings (loss) per share	30,049	29,938	25,780

Earnings (loss) per share:
Income (loss) before discontinued operations	$0.28	$0.33	$(0.51)
Loss from discontinued operations	(0.01)	(0.08)	(0.55)
Dividend and accretion of preferred stock	—	—	(0.02)

Net income (loss) allocable to common shareholders	$0.27	$0.25	$(1.08)

(1)	Including the effects of these items for the year ended September 30, 2003 would be anti-dilutive. Therefore, 2,500 shares issuable upon conversion of 8% convertible preferred stock are excluded from consideration in the calculation of diluted earnings (loss) per share for the year ended September 30, 2003. There were conversion derivative market value adjustments of $1,899, dividends on convertible preferred stock of $399 and accretion to preferred stock redemption in the amount of $114 which were not added back to net income (loss) allocable to common shareholders for basic earnings (loss) per share on the diluted earnings (loss) per share because including the effects of these items would be anti-dilutive.

(2)	Including the effects of these items for the years ended September 30, 2003, would be anti-dilutive. For the years ended September 30, 2003, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share in which their exercise price was greater than the average market price of common stock was 2,817. The number of stock options that were outstanding but not included in the computation of diluted earnings per common share in which their exercise price was less than the average market price of common stock was three for the year ended September 30, 2003.

(3)	Including the effects of these items for the year ended September 30, 2003 would be anti-dilutive. Therefore, 752 contingent shares issuable upon exercise of option to purchase 8% convertible preferred stock are excluded from consideration in the calculation of diluted earnings (loss) per share for the year ended September 30, 2003.
22. SUBSEQUENT EVENT:
On October 18, 2005, the Company acquired customer contracts and merchandise from Rent-A-Center for $3,588. The purchased customer contracts and merchandise were integrated into existing Company stores.
23. SEGMENT INFORMATION:
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

	Household	Prepaid Telephone
	Rental Segment	Service Segment	Total Segments
For the year ended September 30, 2005
Total revenues	$498,502	$17,389	$515,891
Operating income	40,016	712	40,728
Net income	9,699	753	10,452
Total Assets (1)	457,485	3,000	460,485

For the year ended September 30, 2004 (as restated)
Total revenues	$479,743	$24,967	$504,710
Operating income (loss)	42,305	(1,215)	41,090
Net income (loss)	10,350	(1,204)	9,146
Total Assets (1)	428,287	2,841	431,128

	Household	Prepaid Telephone
	Rental Segment	Service Segment	Total Segments
For the year ended September 30, 2003 (as restated)
Total revenues	$455,369	$35,319	$490,688
Operating income	35,707	1,196	36,903
Net income (loss)	(28,385)	949	(27,436)
Total Assets (1)	455,746	3,865	459,611
(1) The Prepaid Telephone Service segment excludes goodwill, which is included in the Household Rental Segment for internal reporting.
24. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):
     Fiscal Year 2005:

	For the Quarter Ended
	September 30,
	2005(1)	June 30, 2005	March 31, 2005	December 31, 2004
				(as restated)
Total revenues	$125,099	$128,297	$136,198	$126,297
Operating income	2,958	12,307	14,301	11,162
Income (loss) before discontinued operations	4,317	(1,034)	6,362	1,162
Net income (loss)	4,324	(1,215)	6,309	1,034
Dividend and accretion of preferred stock	(566)	(549)	(534)	(536)
Income (loss) allocable to common shareholders	3,757	(1,764)	5,775	499
Basic:
Income (loss) before discontinued operations	$0.16	$(0.04)	$0.24	$0.04
Net income (loss)	$0.16	$(0.05)	$0.24	$0.04
Net income (loss) available to common shareholders	$0.14	$(0.07)	$0.22	$0.02
Diluted:
Income (loss) before discontinued operations	$(0.16)	$(0.04)	$0.19	$0.04
Net income (loss)	$(0.16)	$(0.05)	$0.19	$0.04
Net income (loss) allocable to common shareholders	$(0.16)	$(0.07)	$0.19	$0.02

Weighted average shares outstanding
Basic	26,320	26,250	26,244	26,244
Diluted	30,111	26,250	29,992	26,244
     Fiscal Year 2004:

	For the Quarter Ended
	September 30,
	2004(1)	June 30, 2004	March 31, 2004	December 31, 2003
	(as restated)	(as restated)	(as restated)	(as restated)
Total revenues	$121,322	$124,882	$135,323	$123,183
Operating income	5,533	12,326	15,074	8,157
Income (loss) before discontinued operations	4,395	4,915	6,995	(4,906)
Net income (loss)	3,863	4,903	6,558	(6,178)
Dividend and accretion of preferred stock	(520)	(487)	(403)	(395)
Income (loss) allocable to common shareholders	3,343	4,416	6,155	(6,573)
Basic:
Income (loss) before discontinued operations	$0.17	$0.19	$0.27	$(0.19)
Net income (loss)	$0.15	$0.19	$0.25	$(0.24)
Net income (loss) available to common shareholders	$0.13	$0.17	$0.24	$(0.26)
Diluted:
Income (loss) before cumulative effect of change in accounting principle and discontinued operations	$(0.10)	$0.16	$0.23	$(0.19)
Net income (loss)	$(0.11)	$0.16	$0.22	$(0.24)
Net income (loss) allocable to common shareholders	$(0.10)	$0.16	$0.22	$(0.26)
Weighted average shares outstanding
Basic	26,242	26,216	26,172	26,078
Diluted	29,884	30,125	30,026	26,078

(1)	There was a change in fair market value of the preferred stock conversion feature derivative of $8,995 and $7,235 income that when reversed for the assumed conversion results in a dilutive loss per share for the quarter ended September 30, 2005 and 2004, respectively.

25. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES:
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
     The following schedules set forth the condensed consolidating balance sheets as of September 30, 2005 and 2004 and condensed consolidating statements of operations for the years ended September 30, 2005, 2004 and 2003, and condensed consolidating statements of cash flows for the years ended September 30, 2005, 2004 and 2003. The Company has restated the consolidated balance sheet as of September 30, 2004, and the consolidated statements of operations, changes in shareholders’ equity and cash flows for the years ended September 30, 2004 and 2003. See Note 2 for a further discussion of the restatement and a summary. In the following schedules, “Parent” refers to Rent-Way, Inc., “Guarantor Subsidiaries” refers to Rent-Way’s wholly owned subsidiaries, and “Non-Guarantor Subsidiaries” refers to DPI, the Company’s 83.5% owned subsidiary. “Eliminations” represent the adjustments necessary to eliminate inter-company investment in subsidiaries.

RENT-WAY, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2005
(all dollars in thousands)

	Parent	Guarantor	Non-Guarantor		Rent-Way
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$4,789	$1,022	$628	$—	$6,439
Prepaid expenses	6,380	1,224	358	—	7,962
Rental merchandise, net	158,254	35,924	—	—	194,178
Rental merchandise credits due from vendors	400	—	—	—	400
Property and equipment, net	39,579	7,158	983	—	47,720
Goodwill	124,895	57,448	6,944	—	189,287
Deferred financing costs, net	6,262	—	—	—	6,262
Intangible assets, net	2,101	—	—	—	2,101
Other assets	4,436	669	1,031	—	6,136
Investment in subsidiaries	79,697	—	—	(79,697)	—

Total assets	$426,793	$103,445	$9,944	$(79,697)	$460,485

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable	$19,719	$2,254	$1,771	$—	$23,744
Other liabilities	51,288	10,345	1,776	—	63,409
Inter-company	(17,546)	15,563	1,983	—	—
Deferred tax liability	15,856	—	—	—	15,856
Debt	221,313	—	—	—	221,313

Total liabilities	290,630	28,162	5,530	—	324,322

Convertible redeemable preferred stock	17,929	—	—	—	17,929

SHAREHOLDERS’ EQUITY:
Common stock	305,033	75,248	1,600	(76,848)	305,033
Retained earnings (accumulated deficit)	(186,799)	35	2,814	(2,849)	(186,799)

Total shareholders’ equity	118,234	75,283	4,414	(79,697)	118,234

Total liabilities and shareholders’ equity	$426,793	$103,445	$9,944	$(79,697)	$460,485

RENT-WAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED SEPTEMBER 30, 2005
(all dollars in thousands)

	Parent	Guarantor	Non-Guarantor		Rent-Way
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated

REVENUES:
Rental revenues	$349,194	$83,995	$—	$—	$433,189
Prepaid phone service	—	—	17,389	—	17,389
Other revenues	53,635	11,678	—	—	65,313

Total revenues	402,829	95,673	17,389	—	515,891
COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
Rental merchandise	107,543	25,994	—	—	133,537
Property and equipment	12,310	2,913	548	—	15,771
Amortization of intangibles	223	—	—	—	223
Cost of prepaid phone service	—	—	10,773	—	10,773
Salaries and wages	112,265	24,139	2,432	—	138,836
Advertising, net	16,266	4,888	137	—	21,291
Occupancy	30,088	7,333	191	—	37,612
Other operating expenses	94,191	20,333	2,596	—	117,120

Total costs and operating expenses	372,886	85,600	16,677	—	475,163

Operating income	29,943	10,073	712	—	40,728
OTHER INCOME (EXPENSE):
Interest expense	(30,533)	1,856	7	—	(28,670)
Interest income	25	—	86	—	111
Amortization and write-off of deferred financial costs	(1,158)	—	—	—	(1,158)
Equity in losses of subsidiaries	13,096	—	—	(13,096)	—
Other income, net	4,859	350	(53)	—	5,156

Income (loss) before income taxes and discontinued operations	16,232	12,279	752	(13,096)	16,167
Income tax expense	5,360	—	—	—	5,360

Income (loss) before discontinued operations	10,872	12,279	752	(13,096)	10,807
Loss from discontinued operations	(420)	65	—	—	(355)

Net income (loss)	$10,452	$12,344	$752	$(13,096)	$10,452

RENT-WAY, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED SEPTEMBER 30, 2005
(all dollars in thousands)

	Parent	Guarantor	Non-Guarantor		Rent-Way
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated

OPERATING ACTIVITIES:
Net cash provided by operating activities	$4,099	$3,477	$1,303	—	$8,879

INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	(1,119)	—	—	—	(1,119)
Purchases of property and equipment	(11,189)	(1,821)	(495)	—	(13,505)
Purchase of music rights license	(400)	—	—	—	(400)
Proceeds from sale of stores and other assets	—	188	—	—	188

Net cash used in investing activities	(12,708)	(1,633)	(495)	—	(14,836)

FINANCING ACTIVITIES:
Proceeds from borrowings	111,000	—	—	—	111,000
Payments on borrowings	(92,023)	—	(5)	—	(92,028)
Payments on capital leases	(5,575)	(1,456)	—	—	(7,031)
Proceeds from convertible preferred stock	—	—	—	—	—
Deferred financing costs	—	—	—	—	—
Issuance of Common Stock	638	—	—	—	638
Dividends paid	(1,595)	—	—	—	(1,595)
Payment on note for settlement of class action lawsuit	(2,000)	—	—	—	(2,000)

Net cash provided by (used in) financing activities	10,445	(1,456)	(5)	—	8,984

Increase (decrease) in cash and cash equivalents	1,836	388	803	—	3,027

Cash and cash equivalents at beginning of year	2,603	634	175	—	3,412

Cash and cash equivalents at end of year	$4,439	$1,022	$978	$—	$6,439

RENT-WAY, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2004
(all dollars in thousands)
(as restated)

	Parent	Guarantor	Non-Guarantor		Rent-Way
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$2,603	$634	$175	$—	$3,412
Prepaid expenses	6,918	1,180	398	—	8,496
Income tax receivable	10	—	—	—	10
Rental merchandise, net	138,887	35,042	—	—	173,929
Rental merchandise credits due from vendors	2,592	650	—	—	3,242
Property and equipment, net	32,929	5,577	1,036	—	39,542
Goodwill	124,807	57,448	6,594	—	188,849
Deferred financing costs, net	7,420	—	—	—	7,420
Intangible assets, net	112	—	—	—	112
Other assets	4,114	771	1,231	—	6,116
Investment in subsidiaries	66,601	—	—	(66,601)	—

Total assets	$386,993	$101,302	$9,434	$(66,601)	$431,128

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable	$20,298	$4,325	$1,564	$—	$26,187
Other liabilities	48,880	10,474	2,130	—	61,484
Inter-company	(25,637)	23,564	2,073	—	—
Deferred tax liability	10,496	—	—	—	10,496
Debt	203,929	—	5	—	203,934

Total liabilities	257,966	38,363	5,772	—	302,101

Convertible redeemable preferred stock	19,790	—	—	—	19,790

SHAREHOLDERS’ EQUITY:
Common stock	304,395	75,248	1,600	(76,848)	304,395
Accumulated other comprehensive income	(93)	—	—	—	(93)
Retained earnings (accumulated deficit)	(195,065)	(12,309)	2,062	10,247	(195,065)

Total shareholders’ equity	109,237	62,939	3,662	(66,601)	109,237

Total liabilities and shareholders’ equity	$386,993	$101,302	$9,434	$(66,601)	$431,128

RENT-WAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED SEPTEMBER 30, 2004
(all dollars in thousands)
(as restated)

	Parent	Guarantor	Non-Guarantor		Rent-Way
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated

REVENUES:
Rental revenues	$333,945	$83,345	$—	$—	$417,290
Prepaid phone service	—	—	24,967	—	24,967
Other revenues	51,062	11,391	—	—	62,453

Total revenues	385,007	94,736	24,967	—	504,710
COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
Rental merchandise	106,127	26,795	—	—	132,922
Property and equipment	12,607	3,143	580	—	16,330
Amortization of intangibles	294	97	—	—	391
Cost of prepaid phone service	—	—	16,398	—	16,398
Salaries and wages	106,352	24,079	3,796	—	134,227
Advertising, net	14,632	4,281	1,223	—	20,136
Occupancy	26,422	7,218	357	—	33,997
Restructuring costs	36	12	—	—	48
Other operating expenses	85,513	19,828	3,830	—	109,171

Total costs and operating expenses	351,983	85,453	26,184	—	463,620

Operating income	33,024	9,283	(1,217)	—	41,090
OTHER INCOME (EXPENSE):
Interest expense	(31,851)	1,528	1	—	(30,322)
Interest income	793	—	4	—	797
Amortization and write-off of deferred financial costs	(1,025)	—	—	—	(1,025)
Equity in losses of subsidiaries	9,107	—	—	(9,107)	—
Other income, net	6,244	195	—	—	6,439

Income (loss) before income taxes and discontinued operations	16,282	11,006	(1,212)	(9,107)	16,979
Income tax expense	5,580	—	—	—	5,580

Income (loss) before discontinued operations	10,712	11,006	(1,212)	(9,107)	11,399
Loss from discontinued operations	(1,566)	(687)	—	—	(2,253)

Net income (loss)	$9,146	$10,319	$(1,212)	$(9,107)	$9,146

RENT-WAY, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED SEPTEMBER 30, 2004
(all dollars in thousands)
(as restated)

	Parent	Guarantor	Non-Guarantor		Rent-Way
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$25,699	$2,786	$(408)	$—	$28,077

INVESTING ACTIVITIES:
Investments in subsidiaries and other businesses, net of cash acquired	(275)	—	—	—	(275)
Purchases of property and equipment	(7,872)	(1,396)	(40)	—	(9,308)

Net cash used in investing activities	(8,147)	(1,396)	(40)	—	(9,583)

FINANCING ACTIVITIES:
Proceeds from borrowings	95,995	—	5	—	96,000
Payments on borrowings	(109,014)	—	—	—	(109,014)
Payments on capital leases	(6,432)	(1,638)	—	—	(8,070)
Payments on note for settlement of class action lawsuit	(2,000)	—	—	—	(2,000)
Proceeds from convertible preferred stock	5,000	—	—	—	5,000
Deferred financing costs	(35)	—	—	—	(35)
Issuance of Common Stock	1,019	—	—	—	1,019
Dividends paid	(1,285)	—	—	—	(1,285)

Net cash provided by (used in) financing activities	(16,752)	(1,638)	5	—	(18,385)

Increase (decrease) in cash and cash equivalents	800	(248)	(443)	—	109

Cash and cash equivalents at beginning of year	1,803	882	618	—	3,303

Cash and cash equivalents at end of year	$2,603	$634	$175	$—	$3,412

RENT-WAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED SEPTEMBER 30, 2003
(all dollars in thousands)
(as restated)

	Parent	Guarantor	Non-Guarantor		Rent-Way
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated

REVENUES:
Rental revenues	$301,487	$95,350	$—	$—	$396,837
Prepaid phone service	—	—	35,319	—	35,319
Other revenues	45,515	13,017	—	—	58,532

Total revenues	347,002	108,367	35,319	—	490,688
COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
Rental merchandise	92,143	29,993	—	—	122,136
Property and equipment	16,509	2,370	551	—	19,430
Amortization of intangibles	1,120	240	—	—	1,360
Cost of prepaid phone service	—	—	21,871	—	21,871
Salaries and wages	96,683	29,411	4,528	—	130,622
Advertising, net	15,162	4,777	2,312	—	22,251
Occupancy	22,799	9,164	402	—	32,365
Restructuring costs	2,906	140	—	—	3,046
Other operating expenses	68,861	27,384	4,459	—	100,704

Total costs and operating expenses	316,183	103,479	34,123	—	453,785

Operating income	30,819	4,888	1,196	—	36,903
OTHER INCOME (EXPENSE):
Interest expense	(32,856)	—	(254)	—	(33,110)
Interest income	86	—	7	—	93
Class action settlement	(14,000)	—	—	—	(14,000)
Amortization and write-off of deferred financial costs	(3,061)	—	—	—	(3,061)
Equity in losses of subsidiaries	(557)	—	—	557	—
Other income, net	3,931	97	—	—	4,028

Income (loss) before income taxes and discontinued operations	(15,638)	4,985	949	557	(9,147)
Income tax expense	3,186	854	—	—	4,040

Income (loss) before discontinued operations	(18,824)	4,131	949	557	(13,187)
Loss from discontinued operations	(8,612)	(5,637)	—	—	(14,249)

Net income (loss)	$(27,436)	$(1,506)	$949	$557	$(27,436)

RENT-WAY, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED SEPTEMBER 30, 2003
(all dollars in thousands)
(as restated)

	Parent	Guarantor	Non-Guarantor		Rent-Way
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(10,578)	$(16,430)	$606	$—	$(26,402)

INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	(259)	—	—	—	(259)
Purchases of property and equipment	(6,319)	(1,571)	(265)	—	(8,155)
Proceeds from sale of stores and other assets	77,341	18,248	—	—	95,589

Net cash used in investing activities	70,763	16,677	(265)	—	87,175

FINANCING ACTIVITIES:
Proceeds from borrowings	667,423	—	—	—	667,423
Payments on borrowings	(730,143)	—	—	—	(730,143)
Payments on capital leases	(6,601)	(1,681)	—	—	(8,282)
Proceeds from convertible preferred stock	14,119	—	—	—	14,119
Deferred financing costs	(8,579)	—	—	—	(8,579)
Issuance of Common Stock	514	—	—	—	514
Dividends paid	(99)	—	—	—	(99)
Payment of loans by directors/shareholders	285	—	—	—	285
Interest on shareholder loans	(3)	—	—	—	(3)

Net cash provided by (used in) financing activities	(63,084)	(64,765)	—	—	(64,765)

Increase (decrease) in cash and cash equivalents	(2,899)	(1,434)	341	—	(3,992)

Cash and cash equivalents at beginning of year	4,702	2,316	277	—	7,295

Cash and cash equivalents at end of year	$1,803	$882	$618	$—	$3,303

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
     None.
ITEM 9A. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
     The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005.
See the report appearing under Item 8, Financial Statements and Supplemental Data of this Report.
     Changes in Internal Controls. There has not been any change in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     Effective November 18, 2005, Rent-Way, Inc. and its subsidiaries entered into the Third Amendment to Credit Agreement with the Lenders party thereto, Harris Trust and Savings Bank, as administrative agent, Bank of Montreal as lead arranger and National City Bank as syndication agent. This third amendment is attached hereto as Exhibit 10.24 and is incorporated herein by reference. This amendment amends the Credit Agreement dated June 2, 2003, to modify the Company’s leverage ratio, capital expenditures, and monthly minimum EBITDA financial covenants.

RENT-WAY, INC.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Information in response to this Part III is incorporated herein by reference to the Company’s definitive proxy statement for the 2005 Annual Meeting of Shareholders. The Company intends to file the definitive Proxy Statement not later than 120 days after September 30, 2005.
ITEM 11. EXECUTIVE COMPENSATION
     Information in response to this Part III is incorporated herein by reference to the Company’s definitive proxy statement for the 2005 Annual Meeting of Shareholders. The Company intends to file the definitive Proxy Statement not later than 120 days after September 30, 2005.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     Information in response to this Part III is incorporated herein by reference to the Company’s definitive proxy statement for the 2005 Annual Meeting of Shareholders. The Company intends to file the definitive Proxy Statement not later than 120 days after September 30, 2005.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Information in response to this Part III is incorporated herein by reference to the Company’s definitive proxy statement for the 2005 Annual Meeting of Shareholders. The Company intends to file the definitive Proxy Statement not later 120 days after September 30, 2005.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     Information in response to this Part III is incorporated herein by reference to the Company’s definitive proxy statement for the 2005 Annual Meeting of Shareholders. The Company intends to file the definitive Proxy Statement not later 120 days after September 30, 2005.

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
     RENT-WAY, INC.

By:	/s/ William S. Short	By:	/s/ William A. McDonnell

	President (Principal Executive Officer)		Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	December 28, 2005	Date:	December 28, 2005

By:	/s/ John A. Lombardi

Vice President, Corporate Controller and
Chief Accounting Officer
(Principal Accounting Officer)
Date: December 28, 2005
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Gerald A. Ryan Gerald A. Ryan	Director	December 28, 2005
/s/ William E. Morgenstern William E. Morgenstern	Director	December 28, 2005
/s/ John W. Higbee John W. Higbee	Director	December 28, 2005
/s/ Robert B. Fagenson Robert B. Fagenson	Director	December 28, 2005
/s/ Marc W. Joseffer Marc W. Joseffer	Director	December 28, 2005
/s/ William Lerner William Lerner	Director	December 28, 2005
/s/ Jacqueline E. Woods Jacqueline E. Woods	Director	December 28, 2005
/s/ William S. Short William S. Short	Director	December 28, 2005

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

2.1	Agreement and Plan of Merger dated September 1, 1998 between the Company and Home Choice Holdings, Inc. (incorporated by reference to exhibit 2.1 to the Company’s Registration Statement on Form S-4 (No. 333-66955) filed on November 6, 1998).

2.2	Asset Purchase Agreement between the Company, Rent-Way of Michigan, Inc., and Rent-Way of TTIG, L.P., and Rent-A-Center, Inc., dated December 17, 2002 (incorporated by reference to Exhibit 2.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002 filed on December 30, 2002).

2.3	Amendment No. 1 to the Asset Purchase Agreement between the Company, Rent-Way of Michigan, Inc., and Rent-Way of TTIG, L.P., and Rent-A-Center, Inc., dated December 21, 2002 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 21, 2003 filed on February 14, 2003).

2.4	Amendment No. 2 to the Asset Purchase Agreement between the Company, Rent-Way of Michigan, Inc., and Rent-Way of TTIG, L.P., and Rent-A-Center, Inc., dated January 7, 2003 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 21, 2003 filed on February 14, 2003).

2.5	Amendment No. 3 to the Asset Purchase Agreement between the Company, Rent-Way of Michigan, Inc., and Rent-Way of TTIG, L.P., and Rent-A-Center, Inc., dated February 7, 2003 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 21, 2003 filed on February 14, 2003)

2.6	Amendment No. 4 to the Asset Purchase Agreement between the Company, Rent-Way of Michigan, Inc., and Rent-Way of TTIG, L.P., and Rent-A-Center, Inc., dated February 10, 2003 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 21, 2003 filed on February 14, 2003)

3.1	Articles of Incorporation of the Company, as amended (incorporated by reference to exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1997 filed on November 6, 1997).

3.2	Statement with Respect to Shares of Series A Convertible Preferred Stock of the Company dated May 30, 2003 (incorporated by reference to exhibit 3.1 to Amendment No. 5 to the Company’s registration statement on Form S-3, No. 333-102525 filed on June 25, 2003).

3.3	By-Laws of the Company, as amended (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005 filed on August 9, 2005).

4.1	Indenture dated June 2, 2003 among the Company, the subsidiary guarantors (as defined therein) and Manufacturers and Traders Trust Company, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 3, 2003).

4.2	Form of 11 7/8% Senior Secured Note (incorporated by reference to Exhibit A to the Indenture dated June 2, 2003 among the Company, the subsidiary guarantors (as defined therein) and Manufacturers and Traders Trust Company, as trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on June 3, 2003).

10.1	Company’s 1995 Stock Option Plan (incorporated by reference to an exhibit to the Company’s Registration Statement on Form SB-2 (No. 333-116) filed on January 5, 1996).

10.2	Form of Non-Plan Stock Option Agreement (incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-18 (No. 33-55562-NY) filed on December 8, 1992).

EXHIBIT NO.	DESCRIPTION

10.3	Company’s 1999 Stock Option Plan (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed on February 12, 1999).

10.4	2004 Stock Option Plan (incorporated by reference to the Company’s Proxy Statement on Schedule 14A filed on March 10, 2004)

10.5	Form of Stock Option Agreement under 2004 Stock Option Plan (incorporated by reference to exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, filed on December 10, 2004)

10.6	Form of Stock Option Agreements under 1992, 1995 and 1999 Stock Option Plans (incorporated by reference to exhibit (d)(4) to the Company’s Schedule TO filed on November 1, 2001)

10.7	Consulting Agreement between William E. Morgenstern and the Company, dated March 22, 2005 (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005 filed on May 10, 2005).

10.8	Non-Competition Agreement between William E. Morgenstern and the Company dated March 22, 2005 (incorporated by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005 filed on May 10, 2005).

10.9	Engagement Agreement between Gerald A. Ryan and the Company, dated October 1, 1999 (incorporated by reference to exhibit 10.6 of the Company’s Annual Report on Form 10-K filed on December 22, 1999).

10.10	Employment Agreement between William McDonnell and the Company dated as of February 1, 2000 (incorporated by reference to exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000 filed on July 2, 2001).

10.11	Employment Agreement between Ronald DeMoss and the Company dated as of March 13, 2001 (incorporated by reference to exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, filed on December 10, 2004).

10.12	Form of Stock Option Agreement for directors (immediately exercisable options) (incorporated by reference to exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005 filed May 10, 2005).

10.13	Common Stock and Warrant Purchase Agreement among the Company and Calm Waters Partnership, Walter H. Morris and Charles A. Paquelet (with form of warrant attached) (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed on May 14, 2003 ).

10.14	Registration Rights Agreement between the Company and Calm Waters Partnership, Walter H. Morris and Charles A. Paquelet (incorporated by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed on May 14, 2002)

10.15	Credit Agreement dated as of June 2, 2003 among the Company, the guarantors from time to time parties thereto, the lenders from time to time parties thereto and Harris Trust and Savings Bank, as administrative agent, National City Bank of Pennsylvania, as syndication agent, and BMO Nesbit Burns, as lead arranger (“Credit Agreement”) (incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 3, 2003).

10.16	Inter-Creditor Agreement dated as of June 2, 2003 among Harris Trust and Savings Bank, as senior agent, Manufacturers and Traders Trust Company, as trustee and collateral agent under the Indenture, and the Company (incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 3, 2003).

10.17	Registration Rights Agreement dated May 23, 2003 among the Company, Citigroup Global Markets, Inc., as the initial purchaser, and the subsidiary guarantors signatory thereto (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 3, 2003).

10.18	Securities Purchase Agreement dated June 2, 2003 among the Company and the investors listed on the schedule of buyers attached thereto (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 3, 2003).

EXHIBIT NO.	DESCRIPTION

10.19	Registration Rights Agreement dated June 2, 2003 among the Company and the buyers of the Series A Convertible Preferred Stock (incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 3, 2003).

10.20	First Omnibus Amendment to Credit Agreement dated July 2, 2003 (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003).

10.21	Second Amendment to Credit Agreement dated December 7, 2004 (incorporated by reference to exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, filed December 10, 2004).

10.22*	Employment Agreement between William S. Short and the Company dated October 1, 2005.

10.23*	Employment Agreement between Gregory L. Matheny and the Company dated October 1, 2005.

10.24*	Third Amendment to Credit Agreement dated November 18, 2005.

10.25*	Executive Non-Qualified Retirement Plan of the Company.

10.26	Form of stock option agreement for executive officers (immediately exercisable options) (incorporated by reference to exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005 filed May 10, 2005).

10.27	Description of 2006 Management Incentives for executive officers (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 21, 2005).

10.28*	Employment Agreement between John A. Lombardi and the Company dated October 1, 2005.

12.1*	Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Company (incorporated by reference to exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001 filed on December 28, 2001).

23.1*	Consent of Malin Bergquist & Company, LLP.

23.2*	Consent of Ernst & Young LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to Section 906 of Sarbanes-Oxley Action of 2002

*	Filed herewith