Form 10-Q
period 2005-12-31
RENT WAY INC
filed 2006-02-09
CIK 893046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-22026
RENT-WAY, INC.
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-1407782

(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
ONE RENTWAY PLACE, ERIE, PENNSYLVANIA 16505

(Address of principal executive offices)
(814) 455-5378

(Registrant’s telephone number)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                      Accelerated filer ☑                      Non-accelerated filer ☐
Include by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 6, 2006

Common Stock	26,381,376

RENT-WAY, INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
RENT-WAY, INC.
CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share data)
(unaudited)

	December 31,	September 30,
	2005	2005
ASSETS

Cash and cash equivalents	$10,246	$6,439
Prepaid expenses	4,573	7,962
Rental merchandise, net	224,256	194,178
Rental merchandise credits due from vendors	—	400
Property and equipment, net	48,136	47,720
Goodwill	190,877	189,287
Deferred financing costs, net	6,137	6,262
Intangible assets, net	2,166	2,101
Other assets	7,003	6,136

Total assets	$493,394	$460,485

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable	$35,973	$23,744
Other liabilities	62,013	63,409
Deferred tax liability	17,244	15,856
Debt	243,414	221,313

Total liabilities	358,644	324,322

Contingencies	—	—

Convertible redeemable preferred stock	16,409	17,929

Shareholders’ equity:
Preferred stock, without par value; 1,000,000 shares authorized; 2,000 shares issued and outstanding as Series A convertible preferred shares	—	—
Common stock, without par value; 50,000,000 shares authorized; 26,381,376 and 26,381,376 shares issued and outstanding, respectively	305,033	305,033
Additional paid in capital	79	—
Accumulated deficit	(186,771)	(186,799)

Total shareholders’ equity	118,341	118,234

Total liabilities and shareholders’ equity	$493,394	$460,485

The accompanying notes are an integral part of these financial statements.

RENT-WAY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands, except per share data)
(Unaudited)

	Three-Months Ended
	December 31,
	2005	2004
		(as restated)
REVENUES:
Rental revenue	$107,233	$105,942
Prepaid phone service revenue	4,040	4,561
Other revenues	16,583	15,794

Total revenues	127,856	126,297

COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
Rental merchandise	33,643	32,516
Property and equipment	3,571	4,511
Amortization of intangibles	185	28
Cost of prepaid phone service	2,536	2,906
Salaries and wages	36,635	34,819
Advertising, net	5,954	5,353
Occupancy	9,935	9,060
Other operating expenses	28,023	25,942

Total costs and operating expenses	120,482	115,135

Operating income	7,374	11,162

OTHER INCOME (EXPENSE):
Interest expense	(6,974)	(7,067)
Interest income	21	6
Amortization of deferred financing costs	(318)	(280)
Other income (expense)	1,915	(1,264)

Income before income taxes and discontinued operations	2,018	2,557
Income tax expense	1,388	1,395

Income before discontinued operations	630	1,162
Loss from discontinued operations	(23)	(128)

Net income	607	1,034
Dividend and accretion of preferred stock	(579)	(535)

Net income allocable to common shareholders	$28	$499

EARNINGS PER COMMON SHARE (NOTE 6):

Basic earnings per common share:
Income before discontinued operations	$0.02	$0.04

Net income allocable to common shareholders	$—	$0.02

Diluted earnings per common share:
Income (loss) before discontinued operations	$(0.04)	$0.04

Net income (loss) allocable to common shareholders	$(0.04)	$0.02

Weighted average common shares outstanding:
Basic	26,381	26,244

Diluted	29,789	26,717

The accompanying notes are an integral part of these financial statements.

RENT-WAY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)
(Unaudited)

	Three-Months Ended
	December 31,
	2005	2004
		(as restated)
OPERATING ACTIVITIES:
Net income	$607	$1,034
Adjustments to reconcile net income to net cash used in operating activities:
Loss from discontinued operations	23	128
Depreciation and amortization	37,823	37,459
Deferred income taxes	1,388	1,395
Stock-based compensation expense	79	—
Market adjustment for interest rate swap derivative	—	(568)
Market adjustment for preferred stock conversion option derivative	(1,696)	2,191
Write-off of property and equipment	18	84
Changes in assets and liabilities:
Prepaid expenses	3,389	(96)
Rental merchandise	(61,672)	(53,151)
Rental merchandise deposits and credits due from vendors	400	271
Other assets	(905)	365
Accounts payable	12,229	1,148
Other liabilities	(2,221)	(7,182)

Net cash used in continuing operations	(10,538)	(16,922)
Net cash used in discontinued operations	(23)	(128)

Net cash used in operating activities	(10,561)	(17,050)

INVESTING ACTIVITIES:
Purchase of business, net of cash acquired	(3,812)	(45)
Purchases of property and equipment	(1,548)	(4,409)

Net cash used in investing activities	(5,360)	(4,454)

FINANCING ACTIVITIES:
Proceeds from borrowings	51,600	41,000
Payments on borrowings	(29,606)	(13,010)
Payments on note for settlement of class action lawsuit	—	(1,000)
Payments on capital leases	(1,670)	(1,981)
Deferred financing costs	(193)	—
Dividends paid on convertible redeemable preferred stock	(403)	(399)

Net cash provided by financing activities	19,728	24,610

Increase in cash and cash equivalents	3,807	3,106

Cash and cash equivalents at beginning of period	6,439	3,412

Cash and cash equivalents at end of period	$10,246	$6,518

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
These financial statements and the notes thereto should be read in conjunction with the Company’s financial statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2005.
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
CONVERTIBLE REDEEMABLE PREFERRED STOCK. On June 2, 2003, the Company sold $15,000 in newly authorized convertible redeemable preferred stock through a private placement. The proceeds of $14,161, net of issuance costs of $839, were used to repay the previous senior credit facility. The Company sold an additional $5,000 of convertible redeemable preferred stock through the same private placement during the fiscal year 2004. The proceeds were used in operations. The net proceeds are classified outside of permanent equity because of the mandatory redemption date and other redemption provisions. (See Note 11).
STATEMENT OF CASH FLOWS INFORMATION. Cash and cash equivalents consist of cash on hand and on deposit and represent highly liquid investments with maturities of three-months or less when purchased. Cash equivalents are stated at cost, which approximates market value. The Company maintains deposits with several financial institutions. The Federal Deposit Insurance Corporation does not insure deposits in excess of $100 and mutual funds. Supplemental disclosures of cash flow information for the three-months ended December 31, 2005 and 2004 are as follows:

	Three-Months Ended December 31,
	2005	2004
CASH PAID DURING THE PERIOD FOR:
Interest	$12,940	$13,273
NONCASH INVESTING ACTIVITIES:
Assets acquired under capital lease	2,456	3,429
At December 31, 2005 and September 30, 2005, cash overdrafts of $12,665 and $5,009, respectively, were included in accounts payable in the accompanying Consolidated Balance Sheets.

RENTAL MERCHANDISE, RENTAL REVENUE AND DEPRECIATION. Rental merchandise is rented to customers pursuant to rental agreements, which provide for either weekly, biweekly, semi-monthly or monthly rental payments collected in advance. Rental revenues are recorded in the period they are earned. Rental payments received prior to when they are earned are recorded as deferred rental revenue and a receivable is recorded for the rental revenues earned in the current period and received in the subsequent period. Incremental direct costs related to origination of these revenues are deferred.
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
OTHER REVENUE. Other revenue includes revenue from various services and charges to rental customers, including late fees, liability waiver fees, processing fees, sales of used merchandise and preferred customer club membership fees. Liability waiver fees, processing fees and preferred customer club membership fees are recorded in the period they are earned. Payments received prior to when they are earned are recorded as deferred revenue and a receivable is recorded for the revenues earned in the current period and received in the subsequent period (See Note 2). Late fees and cash sales of used merchandise are recognized when received.
DEFERRED FINANCING COSTS. Deferred financing costs consists of bond issuance costs and loan origination costs incurred in connection with the sale of $205,000 of senior secured notes and a new $60,000 revolving credit facility that was closed June 2, 2003. The bond issuance costs of $6,704 are amortized using the effective interest method over the seven-year term of the bonds. The loan origination costs of $2,062 are amortized on a straight-line basis over the five-year bank credit agreement. On November 18, 2005, the Company incurred $193 of deferred costs associated with an amendment to the bank revolving credit facility. Those costs are being amortized over the remaining term of the agreement. Deferred financing cost amortization was $318 and $280 for the three-month periods ended December 31, 2005 and 2004, respectively.
COMPANY HEALTH INSURANCE PROGRAM. The Company determines its insurance liability based on funding factors determined by cost plus rates for a fully insured plan and monthly headcount. The contracted rate is determined based on experience, prior claims filed and an estimate of future claims. A retrospective adjustment for over (under) funding of claims is recorded when determinable and probable. Effective January 1, 2006, the Company will commence a fully self-insured program which changes the funding from cost plus rates to actual claims.
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
For fiscal years 2000 and 1998, the Company was insured under deductible programs with aggregate stop loss coverage on major claims. Claims within the insured deductible limits that were less than stop loss aggregates, were funded as claims developed using AM Best loss development factors. The fiscal 1999 worker’s compensation insurance had no aggregate retention and was funded as claims developed using AM Best loss development factors. Reserves were developed by independent consultants and totaled $631 at December 31, 2005 and $599 at September 30, 2005.
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

RECLASSIFICATIONS. Certain amounts in the prior periods consolidated financial statements were reclassified to conform to the December 31, 2005 presentation.
2. RESTATEMENT OF PRIOR FINANCIAL INFORMATION
     On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the Center for Public Company Audit Firms of the American Institute of Certified Public Accountants, which clarified existing generally accepted accounting principles applicable to leases and leasehold improvements. After conducting an internal review of its lease accounting procedures, the Company determined that its historical accounting for leases was not consistent with the accounting principles described in the SEC’s letter. The Company has restated its financial statements for prior periods to correct these errors. In determining to restate, the Company reviewed the accounting for “rent holidays”, lives used in the calculation of the depreciation of leasehold improvements and accounting for tenant allowances. The Company recognized the effect of pre-opening “rent holidays” over the related lease terms. Tenant allowances have been reclassified from a contra asset in net property and equipment to other liabilities in the consolidated balance sheets. Tenant allowances have also been reclassified from a reduction of depreciation to a reduction of rent expense in the consolidated statements of operations and from a reduction of capital expenditures to an increase in cash provided by operating activities in the consolidated statements of cash flows. The lives of leasehold improvements were adjusted to reflect lease terms with lease extension and renewals if the extension was reasonably assured. In addition, during the fiscal quarter ended December 31, 2004, the Company changed its revenue recognition policy from cash to accrual basis of accounting. The Company recorded an adjustment of $2,568, representing the cumulative effect of the change in accounting, which had the effect of decreasing earnings in that fiscal quarter. The Company reversed this adjustment in the financial statements for the three-months ended December 31, 2004 contained in this report and restated all prior periods for the change from cash to accrual accounting for revenues.
     The following is a summary of the impact of restatement of the Company’s consolidated statements of operations and the consolidated statements of cash flows for the three-months ended December 31, 2004.
Consolidated Balance Sheet
Three-Months Ended December 31, 2004

	Before
	Restatement	Adjustments	As Restated
Property and equipment, net	$46,051	$(3,265)	$42,786
Total assets	460,529	(3,265)	457,264
Other liabilities	54,321	822	55,143
Accumulated deficit	(190,479)	(4,087)	(194,566)
Total shareholders’ equity	113,851	(4,087)	109,764
Consolidated Statements of Operations
Three-Months Ended December 31, 2004

	Before
	Restatement	Adjustments	As Restated
Property and equipment depreciation	$3,767	$744	$4,511
Occupancy	8,996	64	9,060
Operating income	11,970	(808)	11,162
Other income (expense), net	(3,832)	2,568	(1,264)
Net income	(726)	1,760	1,034
Net income allocable to common shareholders	(1,261)	1,760	499
Basic net income allocable to common shareholders per common share	$(0.05)	$0.07	$0.02
Diluted net income allocable to common shareholders per common share	$(0.05)	$0.07	$0.02
     There were no adjustments to net cash used in operating activities, net cash used in investing activities or net cash provided by financing activities for the three-months ended December 31, 2004, as a result of the restatement discussed here in Note 2.

3. DISCONTINUED OPERATIONS:
The Company sold rental merchandise and related contracts of 295 stores to Rent-A-Center, Inc. for approximately $100,400 during the 2003 fiscal year. These stores were all included in the household rental segment. Rent-A-Center purchased certain fixed assets and assumed related store leases of 125 of these stores. As required under the Company’s credit agreement, all proceeds of the sale, net of transaction costs, store closing and similar expenses, were used to pay existing bank debt. The assets sold included rental merchandise, vehicles under capital leases and certain fixed assets. Vehicle lease obligations were paid by the Company out of the proceeds from the sale.
The asset group was distinguishable as a component of the Company and classified as held for sale in accordance with Statement of
Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment on Disposal of Long-Lived Assets.” Direct costs to transact the sale were comprised of, but not limited to, broker commissions, legal and title transfer fees and closing costs.
In connection with the sale of the stores, the Company has and will continue to incur additional direct costs related to the sale and exit costs related to these discontinued operations. Costs associated with an exit activity include, but are not limited to termination benefits, costs to terminate a contract that is not a capital lease and costs to consolidate facilities or relocate employees, in accordance with Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” The Company accrued employee separation costs as costs were incurred in accordance with SFAS 146. These costs were included in the results of discontinued operations in accordance with SFAS 144.
Related operating results have been reported as discontinued operations in accordance with SFAS 144. The Company has reclassified the results of operations of the component disposed for the prior periods in accordance with provisions of SFAS 144. There have been no corporate expenses included in expenses from discontinued operations. The net loss from the discontinued operations were as follows:

	Three-Months Ended December 31,
	2005	2004
Operating expenses from discontinued operations (including exit costs) (1)	$(23)	$(128)

Net loss from discontinued operations	$(23)	$(128)

(1)	The Company recorded exit costs associated with the monthly rent and common area maintenance charges until leases are terminated or expired, in accordance with SFAS 146.
There were no assets or liabilities held for sale included in the Consolidated Balance Sheet as of December 31, 2005, and September 30, 2005.
4. ACQUISITIONS:
     In October 2005, the Company acquired rental contracts and merchandise of 12 rental-purchase stores from Rent-A-Center, Inc. The purchase price was approximately $3,600. Based on the preliminary allocation, the Company assigned a value of $1,900 to the acquired rental merchandise, $200 to amortizable assets (non-compete agreements and customer lists), and $1,500 to goodwill. The intangible asset allocation was based on a valuation performed by a third party.
5. RENTAL MERCHANDISE AND PROPERTY AND EQUIPMENT:
     Cost and accumulated depreciation of rental merchandise consists of the following:

	December 31,	September 30,
	2005	2004
Cost	$346,811	$317,912
Less accumulated depreciation	120,632	120,898
Less reserve for losses	1,586	1,261
Less reserve for hurricane damages	—	1,509
Less deferred credits	337	66

	$224,256	$194,178

     During the three months ended December 31, 2005, the Company received $600 as insurance proceeds for merchandise lost in the hurricane that was recorded as a reduction at other operating expenses. The reduction of the reserve for hurricane damages was attributable to actual write-offs charged against the reserve, and the reversal of $400 reserve for merchandise recovered.
     The Company uses a direct-ship policy from their vendors to the stores. As a result, the Company has eliminated the need for internal warehousing and distribution. This policy reduces the amount of rental merchandise not on rent. On-rent and held for rent levels of rental merchandise consists of the following:

	December 31,	September 30,
	2005	2005
On-rent merchandise	$282,264	$258,328
Held for rent merchandise	64,547	59,584

	$346,811	$317,912

     The Company uses the allowance method in accounting for losses (see Note 1). These losses are recorded in other operating expenses and were incurred as follows:

	Three-Months Ended December 31,
	2005	2004
Lost merchandise	$159	$128
Stolen merchandise	2,955	2,572
Discarded merchandise	667	550
Additional reserve for expected losses	299	—

	$4,080	$3,250

     Property and equipment consists of the following:

	December 31,	September 30,
	2005	2005
Transportation equipment	$43,444	$42,875
Furniture and fixtures	37,200	36,431
Leasehold improvements	34,683	34,259
Signs	5,210	5,122
Buildings	5,674	5,674
Land	1,924	1,920

	128,135	126,281
Less accumulated depreciation and amortization	(79,999)	(78,561)

	$48,136	$47,720

     Furniture and fixtures includes computer hardware and software costs of $26,616, which includes software development costs of $3,101 in progress at December 31, 2005. There have been no charges to the statement of operations for software development costs because the software is not yet available for use.
6. EARNINGS (LOSS) PER COMMON SHARE:
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
The following table discloses the reconciliation of numerators and denominators of the basic and diluted earnings (loss) per share computation:

	Three-Months Ended December 31,
	2005	2004
		(as restated)
COMPUTATION OF EARNINGS (LOSS) PER SHARE:
BASIC
Income before discontinued operations	$630	$1,162
Loss from discontinued operations	(23)	(128)

Net income	607	1,034
Dividend and accretion of preferred stock	(579)	(535)

Net income allocable to common shareholders	$28	$499

Weighted average common shares outstanding	26,381	26,244

Earnings per share:
Income before discontinued operations	$0.02	$0.04
Loss from discontinued operations	—	—
Dividend and accretion of preferred stock	(0.02)	(0.02)

Net income allocable to common shareholders	$—	$0.02

DILUTED
Net income allocable to common shareholders for basic earnings (loss) per share	$28	$499
Plus: Impact of assumed conversion:
Conversion derivative market value adjustment (1)	(1,696)	—
Dividends on 8% convertible preferred stock (1)	403	—
Accretion to preferred stock redemption amount (1)	176	—

Net income (loss) allocable to common shareholders for diluted earnings (loss) per share and assumed conversion	$(1,089)	$499

Weighted average common shares used in calculating basic earnings (loss) per share	26,381	26,244
Add incremental shares representing:
Shares issuable upon exercise of stock options and warrants	156	473
Shares issuable upon conversion of 8% convertible preferred stock (1)	3,252	—

Weighted average number of shares used in calculation of diluted earnings (loss) per share	29,789	26,717

Earnings (loss) per share:
Income (loss) before discontinued operations	$(0.04)	$0.04
Loss from discontinued operations	—	—
Dividend and accretion of preferred stock	—	(0.02)

Net income (loss) allocable to common shareholders	$(0.04)	$0.02

(1)	Including the effects of these items for the three-month period ended December 31, 2004 would be anti-dilutive. Therefore, 3,252 shares issuable upon conversion of 8% convertible preferred stock are excluded from consideration in the calculation of diluted earnings per share for the three-months ended December 31, 2004. There were conversion derivative market value adjustments of $2,191, dividends on convertible preferred stock of $405 and accretion to preferred stock redemption in the amount of $130 which were not added back to net income allocable to common shareholders for basic earnings per share on the diluted earnings per share because including the effects of these items would be anti-dilutive for the three-months ended December 31, 2004.
7. INTANGIBLE ASSETS:
The Company accounts for goodwill in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.”
The following table shows the net carrying value of goodwill for the Company’s segments:

	Household	Prepaid Telephone
	Rental Segment	Service Segment	Total
Balance at September 30, 2005	$182,343	$6,944	$189,287
Acquisitions	1,590	—	1,590
Disposals	—	—	—

Balance at December 31, 2005	$183,933	$6,944	$190,877

The following tables reflect the components of amortizable intangible assets at December 31, 2005 and September 30, 2004:

	Purchase	Cumulative	Net Carrying
Balance at December 31, 2005:	Amount	Amortization	Amount
Amortizable intangible assets:
Music rights license	$1,882	$(101)	$1,781
Non-compete agreements	2,773	(2,634)	139
Customer list	183	(43)	140
Customer contracts	162	(56)	106

	$5,000	$(2,834)	$2,166

	Purchase	Cumulative	Net Carrying
Balance at September 30, 2005:	Amount	Amortization	Amount
Amortizable intangible assets:
Music rights license	$1,882	$(7)	$1,875
Non-compete agreements	2,650	(2,623)	27
Customer list	93	(21)	72
Customer contracts	162	(35)	127

	$4,787	$(2,686)	$2,101

     At December 31, 2005, future aggregate annual amortization of amortizable intangible assets is as follows:

Fiscal Year	Amount
Remaining 2006	$461
2007	530
2008	421
2009	381
2010	373

$2,166

Amortization expense was $185 and $28 for the three-months ended December 31, 2005 and 2004, respectively. There were no changes to the amortization methods and lives of the amortizable intangible assets.
8. OTHER ASSETS:
Other assets consist of the following:

	December 31,	September 30,
	2005	2005
Other receivables	$3,061	$2,425
Other inventory	497	571
Deposits	805	786
Other	2,640	2,354

	$7,003	$6,136

9. OTHER LIABILITIES:
Other liabilities consist of the following:

	December 31,	September 30,
	2005	2005
Accrued salaries, wages, taxes and benefits	$12,995	$9,367
Capital lease obligations	20,121	19,409
Deferred revenue	9,782	7,704
Accrued dividends and interest	1,805	7,771
Vacant facility lease obligations	2,400	2,541
Accrued property taxes	1,662	3,200
Other	13,248	13,417

	$62,013	$63,409

10. DEBT:
     Debt consists of the following:

	December 31,	September 30,
	2005	2005
Senior secured notes	$202,391	$202,284
Revolving credit facility	41,000	19,000
Note payable	23	29

	$243,414	$221,313

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
The secured notes were offered at a discount of $3,583, which is being amortized using the effective interest method, over the term of the secured notes. Amortization of the discount was $106 and $96 for the three-months ended December 31, 2005, and 2004, respectively, and is recorded as interest expense. Costs representing underwriting fees and other professional fees of $6,704 are being amortized over the seven-year term of the bonds using the effective interest method of amortization. The secured notes rank senior in right to all of the Company’s existing and future subordinated debt, have a lien position ranking second to the bank revolving credit facility and effectively junior in right of payment to all existing and future debt and other liabilities of the Company’s subsidiaries that are not subsidiary guarantors. The secured notes contain covenants that will, among other things, limit the Company’s ability to incur additional debt, make restricted payments, incur any additional liens, sell certain assets, pay dividend distributions from restricted subsidiaries, transact with affiliates, conduct certain sale and leaseback transactions and use excess cash flow.
The Company is in compliance with covenants at December 31, 2005, and expects to comply with covenants based upon its projections.
The Company’s bank revolving credit facility has the following material terms. The facility is with Harris Trust and Savings Bank, acting as administrative agent, and Bank of Montreal as lead arranger, and provides for National City Bank to act as syndication agent and provides for senior secured revolving loans of up to $60,000 including a $15,000 sub-limit for standby and commercial letters of credit and a $5,000 swingline sub-limit. The credit facility will expire five years from closing, or June 2, 2008. The balance outstanding at December 31, 2005 was $41,000 with $16,050 available at December 31, 2005, and has an effective interest rate of 8.01% at December 31, 2005. Loan origination costs of $2,062 are being amortized over the five-year term of the bank agreement. On November 18, 2005, the Company entered into a third amendment to the bank revolving credit facility and incurred $193 of deferred costs associated with that amendment. The amendment adjusted financial covenants, permitted acquisition limits and capital expenditure limits as disclosed in the Form 10-K for fiscal year ended September 30, 2005. These deferred financing costs are being amortized over the remaining term of the agreement in accordance with EITF 98-14. The credit facility is guaranteed by all of the wholly owned domestic subsidiaries and collateralized by first priority liens on substantially all of the Company’s and subsidiary guarantors’ assets, including rental contracts and the stock held in domestic subsidiaries. The Company may elect that each borrowing of revolving loans be either base rate loans or Eurodollar loans. The Eurodollar loans bear interest at a rate per annum equal to an applicable margin plus LIBOR adjusted for a reserve percentage. Under the base rate option, the Company may borrow money based on the greater of (a) the prime interest rate or (b) the federal funds rate plus 0.50%, plus, in each case, a specified margin. A 0.50% commitment fee is payable quarterly on the unused amount of the revolving credit facility. Upon a default, interest will accrue at 2% over the applicable rate. The Company will be required to make specified mandatory prepayments upon subsequent debt or equity offerings and asset dispositions.
11. CONVERTIBLE REDEEMABLE PREFERRED STOCK:
On June 2, 2003, the Company issued 1,500 shares of its Series A convertible preferred stock, for $10,000 per share (the “initial preferred”) and granted a one-year option to purchase an additional 500 shares of convertible preferred stock (the “additional preferred”). The net proceeds from the sale of the initial preferred were used to repay the Company’s prior senior credit facility. The net proceeds of $14,161 from the issuance of the initial preferred were net of issuance costs of $839, and are classified outside of permanent equity because of the redemption date and other redemption provisions. The one-year option to purchase additional preferred was exercised during 2004 for $5,000. The Series A convertible preferred stock is being accreted to its maximum redemption amount possible pursuant to Topic D-98, “Classification and Measurement of Redeemable Securities,” using the effective interest method from the issuance date to the June 2, 2011 redemption date.
The terms of the convertible preferred stock include a number of conversion and redemption provisions that represent derivative financial instruments under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) (See Note 13). Certain features of the convertible preferred stock are accounted for as embedded derivative financial instruments. The Company determined the convertible feature of the convertible preferred stock is a derivative financial instrument that does not qualify for scope exemption under EITF 00-19, and, is required to be bifurcated, recorded at fair value, and marked to market. The market value of this derivative financial instrument was $9,190 and $10,886 at December 31, 2005 and September 30, 2005, respectively, and is recorded in convertible redeemable preferred stock in the consolidated balance sheet. The fair values of the derivatives were determined with the assistance of an independent valuation firm.
12. STOCK OPTIONS:
Effective October 1, 2005, the Company adopted the provisions of FASB Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”) for its stock-based compensation plans. Prior to the first quarter of fiscal 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations, as permitted by the original provisions of Statement of Financial Accounting Standards No. 123, “Share-Based Payment”. Under APB 25, the Company recorded no compensation expense since the exercise price of its options equaled the fair market value of the underlying common stock on the date of grant. The Company instead utilized the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Under SFAS 123R, all stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense in the income statement over the requisite service period.
The Company adopted SFAS 123R using the modified prospective transition method. Under the modified prospective transition method, the Company is required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. Compensation cost related to the unvested portion of previously granted awards was based on the grant-date fair value estimated in accordance with the original provision of SFAS 123. There were no options granted during fiscal year 2006 through December 31, 2005. Results for prior periods have not been restated and do not reflect the recognition of stock-based compensation. The Company used the Black-Scholes option-pricing model to estimate the grant-date fair value of each option granted before the adoption of SFAS 123R. The total intrinsic value of stock options exercised during the first quarter of fiscal 2006 was immaterial. Total unrecognized compensation cost related to nonvested stock-based compensation totaled $1,804 as of the end of the first quarter of fiscal 2006. The unrecognized compensation cost will be recognized over a weighted-average period of three years.

The following table summarizes the transactions under the stock option plan during the first quarter of fiscal 2006:

		Weighted
	Options	Average	Aggregate
(in thousands, except per share amounts)	Outstanding	Exercise Price	Intrinsic Value (1)
Balance at September 30, 2004	2,987,908	$8.87
Granted	748,500	7.70
Exercised	(137,700)	4.63
Cancelled	(583,055)	13.74

Balance at September 30, 2005	3,015,653	7.83
Granted	—	—
Exercised	—	—
Cancelled	162,945	10.83

Balance at December 31, 2005	2,852,708	$7.67	$—

Exercisable at December 31, 2005	1,926,458	$8.65	$—

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. The exercise prices of outstanding and exercisable options, exceed the market value at December 31, 2005, therefore, there is no intrinsic value
On April 4, 2005, the Company’s Board of Directors approved the award of 515,500 options to certain executive officers and directors to acquire common stock under the Company’s stock option plans. On September 30, 2005, the Company’s board of directors approved the award of 125,000 options to certain executive officers to acquire common stock under the Company’s stock option plans. These options were awarded under forms of stock option agreements that provide for immediate vesting of the options on grant, but contain restrictions on transfer of the shares underlying options. These awards were made on an immediately vested basis and are expected to mitigate the impact of SFAS 123(R) while still maintaining some of the retention benefit associated with options that vest over time. The impact of the immediate vesting of the 640,500 options issued in fiscal 2005 was $3,585, and is reflected in the SFAS 148 pro-forma compensation expense in the Form 10-K for the fiscal year ended September 30, 2005, filed December 29, 2005.
Under SFAS 123R, compensation cost is recognized net of estimated forfeitures and is recognized over the awards’ service period on a straight-line basis. The compensation expense recorded during the first quarter of fiscal 2006 was $79 and is classified within salaries and wages in the Consolidated Statements of Operations. The Company has elected to adopt the alternative transition method, as permitted by FASB Staff Position No. FAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” for calculating the tax effects of stock-based compensation pursuant to SFAS 123R for those employee awards that were outstanding upon adoption of SFAS 123R. The alternative transition method allows the use of simplified methods to calculate the beginning additional paid in capital pool related to the tax effects of employee stock-based compensation and to determine the subsequent impact of the tax effects of employee stock-based compensation awards on the additional paid in capital pool and the Consolidated Statements of Cash Flows. The following table illustrates the impact of stock-based compensation on reported amounts:

	Three-Months Ended
	December 31, 2005
		Impact of Equity-
(in thousands, except per share amounts)	As Reported	Based Compensation

Income before provision for taxes on income	$2,018	$(79)
Net income	$607	$(79)
Net income allocable to common shareholders	$28	$(79)
Net income allocable to common shareholders – Basic	$—	$—
Net income allocable to common shareholders – Diluted	$(0.04)	$—
The following table illustrates the effect on net income and net income per share if the Company had adopted the fair value recognition provisions of SFAS 123 for the three months ended December 31, 2004:

Three-Months Ended
December 31,
2004
(as restated)
Income before discontinued operations:
As reported	$1,162
Plus: Compensation expense	—
Less: Stock-based employee compensation under fair-value based method for all awards, net of related tax effects	(200)

Pro-forma	$962

Net income allocable to common shareholders:
As reported	$499
Plus: Compensation expense	—
Less: Stock-based employee compensation under fair-value based method for all awards, net of related tax effects	(200)

Pro-forma	$299

Basic earnings per common share:
Net income before discontinued operations:
As reported	$0.04

Pro-forma	$0.03

Three-Months Ended
December 31,
2004
(as restated)
Net income allocable to common shareholders:
As reported	$0.02

Pro-forma	$0.01

Diluted earnings per common share:
Net income before discontinued operations:
As reported	$0.04

Pro-forma	$0.03

Net income allocable to common shareholders:
As reported	$0.02

Pro-forma	$0.01

During the three months ended December 31, 2004, the weighted-average fair values of the options granted under the stock option plans were $6.13, using the following assumptions:

Three-months Ended
December 31, 2004
Average risk free interest rate	3.38%
Expected dividend yield	—
Expected life	6 years
Expected volatility	98.24%
On March 29, 2005, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) No. 107 to express the view of the staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and to provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. The additional guidance of SAB 107 was taken into consideration with the implementation of SFAS 123R.
13. DERIVATIVE FINANCIAL INSTRUMENTS:
The Company’s outstanding convertible redeemable preferred stock (see Note 11) includes a number of conversion and redemption provisions that represent derivatives under SFAS No. 133. The Company has determined the conversion feature of the convertible redeemable preferred stock is a derivative financial instrument that does not qualify for SFAS 133 scope exemption under EITF 00-19. The convertible preferred stock was bifurcated and recorded in the temporary equity classification on the balance sheet. The change in the fair market value of the conversion feature was income of $1,696 for the three-months ended December 31, 2005 and was expense of $2,191 for the three-months ended December 31, 2004.
14. COMPREHENSIVE INCOME (LOSS):
Comprehensive loss encompasses net loss and changes in the components of accumulated other comprehensive loss not reflected in the Company’s consolidated statements of operations during the periods presented. Accumulated other comprehensive loss consists of the transition asset recorded at the time of adoption of SFAS No. 133.

	Other Comprehensive	Other Comprehensive
	Income	Income
	For Three-Months Ended	For Three-Months Ended
	December 31, 2005	December 31, 2004
		(as restated)
Net income	$607	$1,034
Amortization of SFAS 133
Transition amount	—	28

Other comprehensive income	$607	$1,062

Accumulated Other
Comprehensive
Loss
At September 30, 2005
Balance at October 1	$(93)
Amortization of SFAS 133
Transition amount	(93)

Accumulated other comprehensive loss	$—

15. CONTINGENCIES:
The Company is subject to legal proceedings and claims in the ordinary course of its business that have not been finally adjudicated. Certain of these cases have resulted in initial claims totaling $642 all of which are, in the opinion of management, covered by insurance policies. Additionally, threatened claims exist for which management is not yet able to reasonably estimate a potential loss. In management’s opinion, none of these threatened claims will have a material adverse effect on the Company’s financial position, results of operations or cash flows.
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
16. INCOME TAXES:
During the first three months of fiscal 2006, the Company recorded income tax expense and a deferred tax liability of $1,388 because the Company does not look to the reversal of the deferred tax liability associated with tax-deductible goodwill to offset a portion of its deferred tax asset, following the adoption of SFAS 142. The deferred tax liability for goodwill is $17,244 at December 31, 2005. The deferred tax asset, net of liabilities excluding goodwill, increased from $79,162 at September 30, 2005 to $79,394 at December 31, 2005. This represented an increase of $232 for the three-months ended December 31, 2005. A full valuation allowance has been provided against the net deferred tax asset due to the uncertainty of its realization.
17. SEGMENT INFORMATION:
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

	Household	Prepaid Telephone	Inter-segment
Three-Months Ended December 31, 2005	Rental Segment	Service Segment	Activity	Total Segments
Total revenue	$123,955	$4,040	$(139)	$127,856

Operating income (loss)	$7,497	$(153)	$30	$7,374

Net income (loss)	$815	$(208)	$—	$607

Total Assets	$496,111	$3,096	$(5,813)	$493,394

Three-Months Ended December 31, 2004	Household Rental	Prepaid Telephone	Inter-segment
(as restated)	Service	Service	Activity	Total
Total revenue	$121,885	$4,561	$(149)	$126,297

Operating income	$11,087	$45	$30	$11,162

Net income	$1,046	$(12)	$—	$1,034

Total Assets	$459,736	$2,735	$(5,207)	$457,264

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
The following schedules set forth the condensed consolidating balance sheets as of December 31, 2005 and September 30, 2005 and condensed consolidating statements of operations for the three-months ended December 31, 2005 and 2004, and condensed consolidating statements of cash flows for the three-months ended December 31, 2005 and 2004. In the following schedules, “Parent” refers to Rent-Way, Inc., “Guarantor Subsidiaries” refers to Rent-Way’s wholly owned subsidiaries, and “Non-Guarantor Subsidiaries” refers to DPI, the Company’s 83.5% owned subsidiary. “Eliminations” represent the adjustments necessary to eliminate inter-company investment in subsidiaries.

RENT-WAY, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2005
(All dollars in thousands)

	Parent	Guarantor	Non-Guarantor		Rent-Way
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$7,780	$1,825	$641	$—	$10,246
Prepaid expenses	3,534	669	370	—	4,573
Rental merchandise, net	182,241	42,015	—	—	224,256
Property and equipment, net	39,883	7,248	1,005	—	48,136
Goodwill	126,106	57,827	6,944	—	190,877
Deferred financing costs, net	6,137	—	—	—	6,137
Intangible assets, net	2,166	—	—	—	2,166
Other assets	5,250	782	971	—	7,003
Investment in subsidiaries	83,501	—	—	(83,501)	—

Total assets	$456,598	$110,366	$9,931	$(83,501)	$493,394

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable	$29,977	$4,211	$1,785	$—	$35,973
Other liabilities	48,860	11,319	1,834	—	62,013
Inter-company	(17,646)	15,767	1,879	—	—
Deferred tax liability	17,244	—	—	—	17,244
Debt	243,413	—	1	—	243,414

Total liabilities	321,848	31,297	5,499	—	358,644

Convertible redeemable preferred stock	16,409	—	—	—	16,409

SHAREHOLDERS’ EQUITY:
Common stock	305,033	75,248	1,600	(76,848)	305,033
Additional paid in capital	79	—	—	—	79
Retained earnings (accumulated deficit)	(186,771)	3,821	2,832	(6,653)	(186,771)

Total shareholders’ equity	118,341	79,069	4,432	(83,501)	118,341

Total liabilities and shareholders’ equity	$456,598	$110,366	$9,931	$(83,501)	$493,394

RENT-WAY, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE-MONTHS ENDED DECEMBER 31, 2005
(All dollars in thousands)

	Parent	Guarantor	Non-Guarantor		Rent-Way
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated

REVENUES:
Rental revenues	$86,849	$20,384	$—	$—	$107,233
Prepaid phone service	—	—	4,040	—	4,040
Other revenues	13,661	2,922	—	—	16,583

Total revenues	100,510	23,306	4,040	—	127,856
COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
Rental merchandise	27,285	6,358	—	—	33,643
Property and equipment	2,819	635	117	—	3,571
Amortization of goodwill and other intangibles	185	—	—	—	185
Cost of prepaid phone service	—	—	2,536	—	2,536
Salaries and wages	29,868	6,155	612	—	36,635
Advertising, net	5,811	83	60	—	5,954
Occupancy	7,983	1,906	46	—	9,935
Other operating expenses	22,191	5,180	652	—	28,023

Total costs and operating expenses	96,142	20,317	4,023	—	120,482

Operating income (loss)	4,368	2,989	17	—	7,374
OTHER INCOME (EXPENSE):
Interest expense	(7,670)	694	2	—	(6,974)
Interest income	15	—	6	—	21
Amortization of deferred financing costs	(318)	—	—	—	(318)
Other income (expense), net	1,814	107	(6)	—	1,915
Equity in net income of subsidiaries	3,805	—	—	(3,805)	—

Income (loss) before income taxes and discontinued operations	2,014	3,790	19	(3,805)	2,018
Income tax expense	1,388	—	—	—	1,388

Income (loss) before discontinued operations	626	3,790	19	(3,805)	630
Loss from discontinued operations	(19)	(4)	—	—	(23)

Net income (loss)	$607	$3,786	$19	$(3,805)	$607

RENT-WAY, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE-MONTHS ENDED DECEMBER 31, 2005
(All dollars in thousands)

	Parent	Guarantor	Non-Guarantor		Rent-Way
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(13,046)	$2,334	$151	$—	$(10,561)

INVESTING ACTIVITIES:
Purchases of property and equipment	(1,172)	(237)	(139)	—	(1,548)
Purchase of business	(2,855)	(957)	—	—	(3,812)

Net cash used in investing activities	(4,027)	(1,194)	(139)	—	(5,360)

FINANCING ACTIVITIES:
Proceeds from borrowings	51,600	—	—	—	51,600
Payments on borrowings	(29,607)	—	1	—	(29,606)
Payments on capital leases	(1,333)	(337)	—	—	(1,670)
Deferred financing costs	(193)	—	—	—	(193)
Dividends paid	(403)	—	—	—	(403)

Net cash provided by (used in) financing activities	20,064	(337)	1	—	19,728

Increase (decrease) in cash and cash equivalents	2,991	803	13	—	3,807

Cash and cash equivalents at beginning of year	4,789	1,022	628	—	6,439

Cash and cash equivalents at end of year	$7,780	$1,825	$641	$—	$10,246

RENT-WAY, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2005
(all dollars in thousands)

	Parent	Guarantor	Non-Guarantor		Rent-Way
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$4,789	$1,022	$628	$—	$6,439
Prepaid expenses	6,380	1,224	358	—	7,962
Rental merchandise, net	158,254	35,924	—	—	194,178
Rental merchandise credits due from vendors	400	—	—	—	400
Property and equipment, net	39,579	7,158	983	—	47,720
Goodwill	124,895	57,448	6,944	—	189,287
Deferred financing costs, net	6,262	—	—	—	6,262
Intangible assets, net	2,101	—	—	—	2,101
Other assets	4,436	669	1,031	—	6,136
Investment in subsidiaries	79,697	—	—	(79,697)	—

Total assets	$426,793	$103,445	$9,944	$(79,697)	$460,485

LIABILITES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable	$19,719	$2,254	$1,771	—	$23,744
Other liabilities	51,288	10,345	1,776	—	63,409
Inter-company	(17,546)	15,563	1,983	—	—
Deferred tax liability	15,856	—	—	—	15,856
Debt	221,313	—	—	—	221,313

Total liabilities	290,630	28,162	5,530	—	324,322

Convertible redeemable preferred stock	17,929	—	—	—	17,929

SHAREHOLDERS’ EQUITY:
Common stock	305,033	75,248	1,600	(76,848)	305,033
Retained earnings (accumulated deficit)	(186,799)	35	2,814	(2,849)	(186,799)

Total shareholders’ equity	118,234	75,283	4,414	(79,697)	118,234

Total liabilities and shareholders’ equity	$426,793	$103,445	$9,944	$(79,697)	$460,485

RENT-WAY, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE-MONTHS ENDED DECEMBER 31, 2004
(All dollars in thousands)
(as restated)

	Parent	Guarantor	Non-Guarantor		Rent-Way
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated

REVENUES:
Rental revenues	$84,580	$21,362	$—	$—	$105,942
Prepaid phone service	—	—	4,561	—	4,561
Other revenues	12,877	2,917	—	—	15,794

Total revenues	97,457	24,279	4,561	—	126,297
COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
Rental merchandise	26,039	6,477	—	—	32,516
Property and equipment	3,507	855	149	—	4,511
Amortization of goodwill and other intangibles	21	7	—	—	28
Cost of prepaid phone service	—	—	2,906	—	2,906
Salaries and wages	28,138	6,085	596	—	34,819
Advertising, net	4,112	1,234	7	—	5,353
Occupancy	7,204	1,806	50	—	9,060
Other operating expenses	20,591	4,722	629	—	25,942

Total costs and operating expenses	89,612	21,186	4,337	—	115,135

Operating income (loss)	7,845	3,093	224	—	11,162
OTHER INCOME (EXPENSE):
Interest expense	(7,391)	321	3	—	(7,067)
Interest income	5	—	1	—	6
Amortization — deferred financial costs	(280)	—	—	—	(280)
Other income (expense), net	(1,342)	94	(16)	—	(1,264)
Equity in net income of subsidiaries	3,773	—		(3,773)	—

Income (loss) before income taxes and discontinued operations	2,610	3,508	212	(3,773)	2,557
Income tax expense	1,395	—	—	—	1,395

Income (loss) before discontinued operations	1,215	3,508	212	(3,773)	1,162
Loss from discontinued operations	(181)	53	—	—	(128)

Net income (loss)	$1,034	$3,561	$212	$(3,773)	$1,034

RENT-WAY, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE-MONTHS ENDED DECEMBER 31, 2004
(All dollars in thousands)
(as restated)

	Parent	Guarantor	Non-Guarantor		Rent-Way
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated

OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities.	$(19,723)	$2,743	$(70)	$—	$(17,050)

INVESTING ACTIVITIES:
Purchases of property and equipment	(3,797)	(518)	(94)	—	(4,409)
Investment in subsidiary	(45)	—	—	—	(45)

Net cash used in investing activities	(3,842)	(518)	(94)	—	(4,454)

FINANCING ACTIVITIES:
Proceeds from borrowings	41,000	—	—	—	41,000
Payments on borrowings	(13,005)	—	(5)	—	(13,010)
Payments on note for settlement of class action lawsuit	(1,000)	—	—	—	(1,000)
Payments on capital leases	(1,565)	(416)	—	—	(1,981)
Dividends paid	(399)	—	—	—	(399)

Net cash provided by (used in) financing activities.	25,031	(416)	(5)	—	24,610

Increase (decrease) in cash and cash equivalents	1,466	1,809	(169)	—	3,106

Cash and cash equivalents at beginning of year	2,603	634	175	—	3,412

Cash and cash equivalents at end of year	$4,069	$2,443	$6	$—	$6,518

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Management’s discussion and analysis is provided as a supplement to, and should be read in conjunction with, the unaudited financial statements and accompanying notes to the consolidated financial statements of Rent-Way.
RESTATEMENT OF FINANCIAL STATEMENTS
     The Company has restated the statements of operations and cash flows for the three-month period ended December 31, 2004 in this Quarterly Report on Form 10-Q. The Company has also restated annual financial information for fiscal 2004 and 2003 in the Annual Report on Form 10-K filed December 29, 2005. The accompanying Management’s Discussion and Analysis gives effect to these restatements.
     On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the Center for Public Company Audit Firms of the American Institute of Certified Public Accountants, which clarified existing generally accepted accounting principles applicable to leases and leasehold improvements. After conducting an internal review of its lease accounting procedures, the Company determined that its historical accounting for leases was not consistent with the accounting principles described in the SEC’s letter. The Company has restated its financial statements for prior periods to correct these errors. In determining to restate, the Company reviewed the accounting for “rent holidays”, lives used in the calculation of the depreciation of leasehold improvements and accounting for tenant allowances. The Company recognized the effect of pre-opening “rent holidays” over the related lease terms. Tenant allowances have been reclassified from a contra asset in net property and equipment to other liabilities in the consolidated balance sheets. Tenant allowances have also been reclassified from a reduction of depreciation to a reduction of rent expense in the consolidated statements of operations and from a reduction of capital expenditures to an increase in cash provided by operating activities in the consolidated statements of cash flows. The lives of leasehold improvements were adjusted to reflect lease terms with lease extension and renewals if the extension was reasonably assured. In addition, during the fiscal quarter ended December 31, 2004, the Company changed its revenue recognition policy from cash to accrual basis of accounting. The Company recorded an adjustment of $2,568, representing the cumulative effect of the change in accounting, which had the effect of decreasing earnings in that fiscal quarter. The Company reversed this adjustment in the fiscal 2005 financial statements contained in the Annual Report on Form 10-K filed December 29, 2005, and that reversal is reflected in the financial results of the three-month period ended December 31, 2004 contained in this report and restated all prior periods for the change from cash to accrual accounting for revenues.
     See Note 2 in notes to the consolidated financial statements of this report for a further discussion of the restatement and a summary of the effects of these changes on the consolidated statements of operations and cash flows for the three-month period ended December 31, 2004
OVERVIEW
     At December 31, 2005, Rent-Way operated 793 rental-purchase stores located in 34 states. The Company offers quality brand name home entertainment equipment, furniture, computers, major appliances, and jewelry to customers under full-service rental-purchase agreements that generally allow the customer to obtain ownership of the merchandise at the conclusion of an agreed upon rental period. The Company also provides prepaid local phone service to consumers on a monthly basis through DPI. DPI is a non-facilities based provider of local phone service.
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
     Operating results for the three-months ended December 31, 2005 are not indicative of results that may be expected for the fiscal year ending September 30, 2006 because of seasonality. While there is constant turnover within the portfolio of rental agreements, the total number of rental agreements in a store does not change significantly. This stability in the number of rental agreements facilitates revenue forecasting.

     As a result of store openings, the number of stores operated by the Company has increased from 753 as of September 30, 2003, to 793 as of December 31, 2005. The following table shows the number of stores opened, acquired, sold, closed and/or combined during this period.

	YEARS ENDED SEPTEMBER 30,		QUARTER ENDED
STORES	2005	2004	December 31, 2005
Open at Beginning of Period	754	753	788
Opened	44	2	5
Locations Acquired	1	—	—
Locations Sold	(2)	—	—
Closed or Combined	(9)	(1)	—

Open at End of Period	788	754	793

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
CRITICAL ACCOUNTING POLICIES
The Company included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2005, a discussion of the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
OTHER REVENUE. Other revenue includes revenue from various services and charges to rental customers, including late fees, liability waiver fees, processing fees, sales of used merchandise and preferred customer club membership fees. Liability waiver fees, processing fees and preferred customer club membership fees are recorded in the period they are earned. Payments received prior to when they are earned are recorded as deferred revenue and a receivable is recorded for the revenues earned in the current period and received in the subsequent period (See Note 2). Late fees and cash sales of used merchandise are recognized when received.
COMPANY PERFORMANCE MEASURES
     Management uses a number of metrics to assess its performance. The following are the more important of these metrics:
•	Same store revenue is a measure that indicates whether the Company’s existing stores continue to grow. Same store revenues consists of revenues from stores in the household rental segment that have been operating for more than fifteen months and have had no changes affecting operations during that time, such as: mergers, dispositions or acquisitions. Stores that experienced mergers, dispositions or acquisitions during that period are not included in the calculation of same store revenues. Same store revenues decreased 2.4% quarter over quarter. This is attributable to a decline in active rental agreements year over year.

•	Gross weekly rental revenue, or GWRR, is a key measure of the Company’s growth. GWRR is the total potential rental revenue that could be collected from all active rental agreements based on a weekly payment cycle. This is monitored at the individual store level and Company level. Total GWRR was $9.5 million based on active agreements at December 31, 2005, versus $9.1 million for active agreements at December 31, 2004. This increase is attributable to the continuation of offering higher-end merchandise to customers and increasing rental rates on certain products. It is also due to 27 additional stores year over year.

•	Performance percentage is one metric the Company uses to measure overall operating performance. The Company defines performance percentage as total rental revenue collected as a percentage of total GWRR or, potential revenue. Performance percentage was 89.5% for the three-month period ended December 31, 2005 and 91.5% for the three-month period ended December 31, 2004. The performance percentage reflects the results of 793 stores and 766 stores for the three-month periods ended December 31, 2005 and 2004, respectively. Senior management, as well as store managers, use the Company’s computerized management information system to monitor cash collection on a daily basis. There are daily cash collections expectations conveyed to the field and closely monitored by senior management.

•	Rental merchandise depreciation as a percentage of rental revenue plus other revenue has long been an indicator of gross profit margins on rental contracts. The Company uses the units of activity depreciation method for all rental merchandise except computers and electronic game systems, which are depreciated on the straight-line method. Under the units of activity method, rental merchandise is depreciated as revenue is earned. Thus, rental merchandise is not depreciated during periods when it is not on rent and therefore not generating rental revenue. Rental merchandise depreciation as a percentage of rental revenue plus other revenue was 27.2% for the three-month period ended December 31, 2005 versus 26.7% for the three-month period ended December 31, 2004. The increase in rental merchandise depreciation is attributable to an increase in merchandise sales. The gross profit margins on merchandise sales are lower than the gross profit margins on rental contracts.

•	Operating income of the household rental segment is a key measure that management uses to monitor how revenue growth and cost control measures impact profitability. Operating income of the household rental segment was 6.0% of total revenue for the three-month period ended December 31, 2005 versus 9.1% of total revenues for the three-month period ended December 31, 2004. This is primarily attributable to a decrease in same store revenues discussed above.
RESULTS OF OPERATIONS
As an aid to understanding the Company’s operating results, the following tables express items of the Company’s unaudited consolidated statements of operations for the three-month periods ended December 31, 2005 and 2004 as a period-over-period percentage change.

COMPARISON OF THREE-MONTHS ENDED DECEMBER 31, 2005 AND 2004

	Three-Months Ended
	December 31,		Percent Change
In thousands	2005	2004
		(as restated)
REVENUES:
Rental revenue	$107,233	$105,942	1
Prepaid phone service revenue	4,040	4,561	(11)
Other revenue	16,583	15,794	5

Total revenues	127,856	126,297	1

COSTS AND OPERATING EXPENSES:
Depreciation and amortization
Rental merchandise	33,643	32,516	3
Property and equipment	3,571	4,511	(21)
Amortization of intangibles	185	28	561
Cost of prepaid phone service	2,536	2,906	(13)
Salaries and wages	36,635	34,819	5
Advertising	5,954	5,353	11
Occupancy	9,935	9,060	10
Other operating expenses	28,023	25,942	8

Total costs and operating expenses	120,482	115,135	5

Operating income	7,374	11,162	(34)
OTHER INCOME (EXPENSE):
Interest expense	(6,974)	(7,067)	(1)
Interest income	21	6	250
Amortization of deferred financing costs	(318)	(280)	(14)
Other income (expense)	1,915	(1,264)	252

Income before income taxes and discontinued operations	2,018	2,557	(21)
Income tax expense	1,388	1,395	(1)

Income before discontinued operations	630	1,162	(46)
Loss from discontinued operations	(23)	(128)	(82)

Net income	607	1,034	(41)
Dividend and accretion of preferred stock	(579)	(535)	8

Net income allocable to common shareholders	$28	$499	(94)

Total revenues. Total revenues increased $1.6 million to $127.9 million from $126.3 million. Rental revenue increased by $1.3 million, which is attributable to opening new stores, the continuation of offering higher end merchandise to stores and increasing rental rates on certain products. Other revenues increased by $0.8 million and is attributable to opening new stores and an increase in merchandise sales. The $2.1 million increase in rental and other revenues were offset by a $0.6 million decrease in prepaid phone service revenue attributable to a loss of customers year over year.
Rental Merchandise Depreciation. Rental merchandise depreciation as a percentage of rental revenue plus other revenue was 27.2% for the three-months ended December 31, 2005 versus 26.7% for the three-months ended December 31, 2004. This increase is due to an increase in merchandise sales. The gross profit margins on merchandise sales are lower than the gross profit margins on rental contracts.
Property and Equipment Depreciation. Property and equipment depreciation decreased to $3.6 million from $4.5 million. This decrease is due to the expiration of depreciation periods for certain fixed assets and the increase in the life of capitalized vehicle leases.
Cost of Prepaid Phone Service. The cost of prepaid phone service decreased to $2.5 million from $2.9 million. The decrease in costs is due to a general decrease in the DPI customer base year over year.
Salaries and Wages. Salaries and wages increased to $36.6 million from $34.8 million. This 5% increase is generally due to annual increases in wages and salaries and an increase in headcount year over year as a result of new store openings.
Advertising. Advertising expense increased $0.6 million to $6.0 million from $5.4 million. This increase is primarily due to an increase in television production.

Occupancy. Occupancy expense increased to $9.9 million from $9.1 million primarily due to general rent increases during periods of renewals and the opening of new stores.
Other Operating Expense. Other operating expense increased to $28.0 million from $25.9 million. The increase in expense was primarily due to increase in fuel and utilities of $0.8 million, rental merchandise losses of $0.5 million, payroll tax expenses of $0.5 million and various other increases in expenses. The increase to other operating expenses was offset by a reduction to reserve for hurricane losses due to recovery of merchandise totaling $0.4 million, and the receipt of $0.6 million of insurance proceeds for merchandise lost in the hurricane.
Interest Expense. Interest expense decreased to $7.0 million from $7.1 million. This decrease is primarily due to lower interest rates on borrowings outstanding on the bank revolving credit facility.
Other Income (Expense), Net. Other income was $1.9 million for the three-months ended December 31, 2005, compared to expense of $1.3 million for the three-months ended December 31, 2004. Other income for the three-months ended December 31, 2005 included income of $1.7 million as a result of the change in the fair market value of the convertibility feature of the convertible redeemable preferred stock derivative. Other expense for the three-months ended December 31, 2004 included a charge of $2.2 million as a result of the change in the fair market value of the convertibility feature of the embedded derivative in the Company’s convertible redeemable preferred stock and income of $0.6 million due to a positive change in the fair market value of the interest rate swap portfolio.
Income Tax Expense. During the three-months ended December 31, 2005 and 2004, the Company recorded income tax expense of $1.4 million due to the Company’s inability to look to the reversal of the deferred tax liability associated with tax deductible goodwill to offset a portion of its deferred tax asset following the adoption of SFAS 142.
Net Income. The Company generated net income of $0.6 million in the three-months ended December 31, 2005 as a result of the factors described above compared to net income of $1.0 million in the same period last year.
Net Income Allocable To Common Shareholders. The dividend and the accretion of the Company’s convertible preferred stock totaled $0.6 million and $0.5 million for the three-months ended December 31, 2005 and 2004, respectively, were charged to the accumulated deficit, and reduced net income allocable to common shareholders.
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
     Cash flows from operating activities The Company’s cash flows from operating activities are summarized as follows:

	For the Three-Months Ended December 31,
In thousands	2005	2004
Net cash used in operating activities	$(10,561)	$(17,050)

     Cash flows used in operating activities decreased by $6.5 million period over period. The main reason for this decrease was an increase in accounts payable period over period.
     Cash flows from investing activities. The Company’s cash flows from investing activities are summarized as follows:

	For the Three-Months Ended December 31,
In thousands	2005	2004
Purchase of businesses, net of cash acquired	$(3,812)	$(45)
Purchases of property and equipment	(1,548)	(4,409)

Net cash used in investing activities	$(5,360)	$(4,454)

     Cash flows used in investing activities for the three-months ended December 31, 2005 includes the acquisition of rental contracts and merchandise of 12 rental-purchase stores from Rent-A-Center, Inc. The purchase price was approximately $3.6 million. Cash flows used in investing activities for the three-months ended December 31, 2004 includes significantly more purchases of property and equipment as compared to the same period in fiscal 2005. These increased purchases of property and equipment were due to the Company’s effort to open new stores, improve the appearance of its stores through leasehold improvements and upgrade computer systems in the stores.
Cash flows from Financing Activities. The Company’s cash flows from financing activities are summarized as follows:

	For the Three-Months Ended December 31,
In thousands	2005	2004
Proceeds from borrowings	$51,600	$41,000
Payments on borrowings	(29,606)	(13,010)
Payments on class action lawsuit note payable	—	(1,000)
Payments on capital leases	(1,670)	(1,981)
Deferred financing costs	(193)	—
Dividends paid	(403)	(399)

Net cash provided by financing activities	$19,728	$24,610

     Proceeds and payments on borrowings included both short-term and long-term financing activities. At December 31, 2005, the Company had $16.0 million available on its $60.0 million bank revolving credit facility. There was a $41.0 million balance outstanding on the bank revolving credit facility and there were $3.0 million letters of credits outstanding. The increase to the bank revolving credit facility is due to investment in the new stores opening program. Also, the December quarter is the highest borrowing period due to seasonality of the business.
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
     The Company is in compliance with all debt covenants at December 31, 2005, and expects to be able to comply with those covenants for the remainder of fiscal 2006 based upon its projections. In November 2005, the Company amended its bank credit facility to change the financial covenants to allow for the effect of opening and acquiring new stores. The leverage ratio, minimum EBITDA and capital expenditures covenants were amended as described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.
     The terms of the Company’s revolving credit facility and the indenture governing the senior notes do not fully prohibit the Company or its subsidiaries from incurring additional debt. As a result, the Company may incur additional debt in the future.
     Financial Condition. The increase in debt for the three-month period ended December 31, 2005 is a $22.0 million increase in the bank revolving credit facility, which was primarily used to fund rental merchandise purchases.
     Off Balance Sheet Arrangements. The Company is not subject to any off-balance sheet arrangements within the meaning of Rule 303(a)(4) of Regulation S-K.
     Contractual Obligations. The following table presents obligations and commitments to make future payments under contracts and contingent commitments at December 31, 2005:

		Due in less	Due in	Due in	Due after
Contractual Cash Obligations (In thousands)	Total	than one year	1-3 years	4-5 years	5 years
Debt	$205,000	$—	$—	$—	$205,000
Revolving credit facility (1)	41,000	—	41,000	—	—
Capital lease obligations	20,121	6,591	12,802	728	—
Operating leases	93,968	28,150	56,584	8,626	608
Notes payable	23	23	—	—	—

Total cash obligations	$360,112	$34,764	$110,386	$9,354	$205,608

(1)	The revolving credit facility matures June 2, 2008.

	Amount of Commitment Expiration Per Period
	Total Amounts	Less than			Over
Other Commercial Commitments (In thousands)	Committed	one year	1-3 years	4-5 years	5 years

Lines of credit	$—	$—	$—	$—	$—
Standby letters of credit	2,950	2,950	—	—	—
Guarantees	—	—	—	—	—

Total commercial commitments	$2,950	$2,950	$—	$—	$—

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of December 31, 2005, the Company had $202.4 million in senior secured notes outstanding at a fixed interest rate of 11.875% and $41.0 million in revolving lines of credit outstanding at interest rates indexed to the Eurodollar rate. The fair value of the subordinated notes is estimated based on traded values. The fair value of the 11.875% senior secured notes at December 31, 2005 was approximately $219.0 million. Unlike the senior secured notes, the $41.0 million in revolving lines of credit have variable interest rates indexed to current Eurodollar rates. As of December 31, 2005, the Company has not entered into any interest rate swap agreements with respect to revolving lines of credit.
Market Risk
Market risk is the potential change in an instrument’s value caused by fluctuations in interest rates. The primary market risk exposure is fluctuations in interest rates. Monitoring and managing this risk is a continual process carried out by our management. The Company manages market risk based on an ongoing assessment of trends in interest rates and economic developments, giving consideration to possible effects on both total return and reported earnings.
ITEM 4. CONTROLS AND PROCEDURES
A.	Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 (e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer concluded that, as of December 31, 2005, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.
B.	Changes in Internal Control Over Financial Reporting. There has not been any change in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The Company is subject to litigation in the ordinary course of business. The Company believes the ultimate outcome of any existing litigation would not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.
ITEM 1A. RISK FACTORS
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

Rent-Way, Inc.

(Registrant)
By: /s/ John A. Lombardi
February 8, 2006
Date		(Signature)
John A. Lombardi
Vice President, Corporate Controller and
Interim Chief Financial Officer

EXHIBIT INDEX

No.	Exhibit Name
3.1	Articles of Incorporation of Rent-Way, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1997, filed November 6, 1997.)

3.2	Statement with Respect to Shares of Series A Convertible Preferred Stock of the Company dated May 30, 2003 (incorporated by reference to exhibit 3.1 to Amendment No. 5 to the Company’s registration statement on Form S-3, No. 333-102525 filed on June 25, 2003).

3.3	Bylaws of Rent-Way, Inc., as amended.

12.1*	Ratio of Earnings to Fixed Charges Calculation

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to Section 906 of Sarbanes-Oxley Action of 2002

*	Filed herewith.