Form 10-Q
period 2006-03-31
RENT WAY INC
filed 2006-05-10
CIK 893046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 5, 2006
Common Stock	26,396,419

RENT-WAY, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
RENT-WAY, INC.
CONSOLIDATED BALANCE SHEETS
(all amounts in thousands, except share data)

	March 31	September 30,
	2006	2005
	(unaudited)
ASSETS

Cash and cash equivalents	$7,378	$6,439
Prepaid expenses	6,637	7,962
Rental merchandise, net	234,551	194,178
Rental merchandise credits due from vendors	—	400
Property and equipment, net	50,550	47,720
Goodwill	191,052	189,287
Deferred financing costs, net	5,806	6,262
Intangible assets, net	2,064	2,101
Other assets	7,118	6,136

Total assets	$505,156	$460,485

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable	$40,768	$23,744
Other liabilities	69,428	63,409
Deferred tax liability	18,941	15,856
Debt	239,522	221,313

Total liabilities	368,659	324,322

Contingencies	—	—

Convertible redeemable preferred stock	16,483	17,929

Shareholders’ equity:
Preferred stock, without par value; 1,000,000 shares authorized; 2,000 shares issued and outstanding as Series A convertible preferred shares	—	—
Common stock, without par value; 50,000,000 shares authorized; 26,396,419 and 26,381,376 shares issued and outstanding, respectively	305,068	305,033
Additional paid in capital	159	—
Accumulated deficit	(185,213)	(186,799)

Total shareholders’ equity	120,014	118,234

Total liabilities and shareholders’ equity	$505,156	$460,485

The accompanying notes are an integral part of these financial statements.

RENT-WAY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(all amounts in thousands, except per share data)
(unaudited)

	Three-months Ended		Six-months Ended
	March 31,		March 31,
	2006	2005	2006	2005
REVENUES:
Rental revenue	$119,564	$114,199	$226,798	$220,141
Prepaid phone service revenue	4,125	4,742	8,164	9,304
Other revenues	18,695	17,257	35,278	33,050

Total revenues	142,384	136,198	270,240	262,495

COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
Rental merchandise	38,950	36,005	72,593	68,521
Property and equipment	3,655	3,902	7,226	8,413
Intangibles	196	28	381	56
Cost of prepaid phone service	2,733	2,871	5,269	5,777
Salaries and wages	36,950	34,764	73,585	69,584
Advertising, net	5,156	4,733	11,109	10,085
Occupancy	10,195	9,289	20,130	18,349
Other operating expenses	33,351	30,305	61,374	56,247

Total costs and operating expenses	131,186	121,897	251,667	237,032

Operating income	11,198	14,301	18,573	25,463

OTHER INCOME (EXPENSE):
Interest expense	(7,334)	(7,291)	(14,308)	(14,358)
Interest income	21	7	42	13
Amortization of deferred financing costs	(331)	(285)	(649)	(565)
Other income (expense)	355	1,025	2,269	(239)

Income before income taxes and discontinued operations	3,909	7,757	5,927	10,314
Income tax expense	1,697	1,395	3,085	2,790

Income before discontinued operations	2,212	6,362	2,842	7,524
Loss from discontinued operations	(69)	(53)	(92)	(181)

Net income	2,143	6,309	2,750	7,343
Dividend and accretion of preferred stock	(585)	(534)	(1,164)	(1,069)

Net income allocable to common shareholders	$1,558	$5,775	$1,586	$6,274

EARNINGS PER COMMON SHARE (NOTE 5):

Basic earnings per common share:
Income before discontinued operations	$0.08	$0.24	$0.11	$0.29

Net income allocable to common shareholders	$0.06	$0.22	$0.06	$0.24

Diluted earnings per common share:
Income before discontinued operations	$0.08	$0.19	$0.03	$0.28

Net income allocable to common shareholders	$0.06	$0.19	$0.03	$0.23

Weighted average common shares outstanding:
Basic	26,387	26,244	26,384	26,244

Diluted	26,612	29,992	29,827	26,728

The accompanying notes are an integral part of these financial statements.

RENT-WAY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(all amounts in thousands)
(unaudited)

	Six-months Ended
	March 31,
	2006	2005
OPERATING ACTIVITIES:
Net income	$2,750	$7,343
Adjustments to reconcile net income to net cash used in operating activities:
Loss from discontinued operations	92	181
Depreciation and amortization	73,034	71,957
Carrying value of rental merchandise sold	8,036	5,851
Deferred income taxes	3,085	2,790
Market adjustment for interest rate swap derivative	—	(1,028)
Stock-based compensation expense	159
Market adjustment for preferred stock conversion option derivative	(1,813)	1,581
Cash paid to settle class action lawsuit	—	(1,000)
Write-down of property to realizable value	105	—
Write-off of property and equipment	89	106
Gain on sale of assets	(27)	—
Changes in assets and liabilities:
Prepaid expenses	1,325	(1,139)
Rental merchandise	(110,905)	(91,142)
Rental merchandise deposits and credits due from vendors	400	458
Other assets	(1,057)	325
Accounts payable	17,024	(1,087)
Other liabilities	3,995	274

Net cash used in continuing operations	(3,708)	(4,530)
Net cash used in discontinued operations	(92)	(181)

Net cash used in operating activities	(3,800)	(4,711)

INVESTING ACTIVITIES:
Purchase of business, net of cash acquired	(4,217)	(75)
Purchases of property and equipment	(4,708)	(8,539)
Proceeds from sale of assets	150	—

Net cash used in investing activities	(8,775)	(8,614)

FINANCING ACTIVITIES:
Proceeds from borrowings	74,950	55,000
Payments on borrowings	(56,963)	(37,016)
Payments on capital leases	(3,509)	(3,832)
Issuance of common stock	35	8
Dividends paid on convertible redeemable preferred stock	(807)	(802)
Deferred financing costs	(192)	—

Net cash provided by financing activities	13,514	13,358

Increase in cash and cash equivalents	939	33

Cash and cash equivalents at beginning of period	6,439	3,412

Cash and cash equivalents at end of period	$7,378	$3,445

The accompanying notes are an integral part of these financial statements.

1. SUMMARY OF CRITICAL ACCOUNTING POLICIES:
BUSINESS AND ORGANIZATION. Rent-Way, Inc. (the “Company” or “Rent-Way”) is a corporation organized under the laws of the Commonwealth of Pennsylvania. The Company operates a chain of stores that rents durable household products such as home entertainment equipment, furniture, major appliances, computers, and jewelry to consumers on a weekly, biweekly, semi-monthly or monthly basis in thirty-four states. The stores are primarily located in the Midwestern, Eastern and Southern regions of the United States. The Company also provides prepaid phone service to consumers on a monthly basis through its majority-owned subsidiary, dPi Teleconnect, LLC (“DPI”).
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
CONVERTIBLE REDEEMABLE PREFERRED STOCK. On June 2, 2003, the Company sold $15,000 in newly authorized convertible redeemable preferred stock through a private placement. The proceeds of $14,161, net of issuance costs of $839, were used to repay the previous senior credit facility. The Company sold an additional $5,000 of convertible redeemable preferred stock through the same private placement during fiscal year 2004. The proceeds were used in operations. The net proceeds are classified outside of permanent equity because of the mandatory redemption date and other redemption provisions. (See Note 10).
STATEMENT OF CASH FLOWS INFORMATION. Cash and cash equivalents consist of cash on hand and on deposit and represent highly liquid investments with maturities of three-months or less when purchased. Cash equivalents are stated at cost, which approximates market value. The Company maintains deposits with several financial institutions. The Federal Deposit Insurance Corporation does not insure deposits in excess of $100 and mutual funds. Supplemental disclosures of cash flow information for the six-months ended March 31, 2006 and 2005 are as follows:

	Six-months ended March 31,
	2006	2005
CASH PAID DURING THE PERIOD FOR:
Interest	$14,327	$14,490
NONCASH INVESTING ACTIVITIES:
Assets acquired under capital lease	5,542	5,644

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
The Company uses the “units of activity” depreciation method for all rental merchandise except computers and electronic game systems. Under the units of activity method, rental merchandise is depreciated as revenue is earned. Thus, rental merchandise is not depreciated during periods when it is not on rent and therefore not generating rental revenue. Personal computers are principally depreciated on the straight-line basis over 24 months beginning on the acquisition date. Electronic game systems are depreciated on the straight-line basis over 6 to 18 months.
OTHER REVENUE. Other revenue includes revenue from various services and charges to rental customers, including late fees, liability waiver fees, processing fees, sales of used merchandise and preferred customer club membership fees. Liability waiver fees, processing fees and preferred customer club membership fees are recorded in the period they are earned. Payments received prior to when they are earned are recorded as deferred revenue and a receivable is recorded for the revenues earned in the current period and received in the subsequent period. Late fees and cash sales of used merchandise are recognized when received.
DEFERRED FINANCING COSTS. Deferred financing costs consists of bond issuance costs and loan origination costs incurred in connection with the sale of $205,000 of senior secured notes and a $60,000 revolving credit facility that closed on June 2, 2003. The bond issuance costs of $6,704 are amortized using the effective interest method over the seven-year term of the bonds. The loan origination costs of $2,062 are amortized on a straight-line basis over the five-year bank credit agreement. On November 18, 2005, the Company incurred $192 of deferred costs associated with an amendment to the bank revolving credit facility. Those costs are being amortized over the remaining term of the agreement. Deferred financing cost amortization was $649 and $565 for the six-month periods ended March 31, 2006 and 2005, respectively.
COMPANY HEALTH INSURANCE PROGRAM. Effective January 1, 2006, the Company converted to a fully self-insured program. The Company funds actual claims and uses a claims lag report provided by the insurance company to estimate the Company’s incurred but not reported (IBNR) claims liability. The Company’s IBNR claims liability was $1,305 at March 31, 2006, and is in accrued liabilities on the accompanying consolidated balance sheet.
In calendar year 2005, the Company determined its insurance liability based on funding factors determined by cost plus rates for a fully insured plan and monthly headcount. The contracted rate was determined based on experience, prior claims filed and an estimate of future claims. A retrospective adjustment for over (under) funding of claims is recorded in other operating expenses in the consolidated statement of operations when determinable and probable.
COMPANY LIABILITY INSURANCE PROGRAMS. Starting in 2001, the Company’s workers’ compensation, automobile and general liability costs are determined based on claims filed and company experience. Losses under the deductible in the workers’ compensation, automobile and general liability programs are pre-funded based on the insurance company’s loss estimates. Loss estimates are adjusted for developed incurred losses at 18 months following policy inception and every 12 months thereafter. Retrospective adjustments to loss estimates are recorded in other operating expenses in the consolidated statement of operations when determinable and probable.
For fiscal year 2000, the Company was insured under deductible programs with aggregate stop loss coverage on major claims. Claims within the insured deductible limits that were less than stop loss aggregates, were funded as claims developed using AM Best loss development factors. The fiscal 1999 worker’s compensation insurance had no aggregate retention and was funded as claims developed using AM Best loss development factors. Reserves were developed by independent consultants and totaled $620 at March 31, 2006 and $599 at September 30, 2005.
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
RECLASSIFICATIONS. Certain amounts in the prior period consolidated statement of cash flows were reclassified to conform to the March 31, 2006 presentation.
2. DISCONTINUED OPERATIONS:
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
Related operating results have been reported as discontinued operations in accordance with SFAS 144. The Company has reclassified the results of operations of the component disposed for the prior periods in accordance with provisions of SFAS 144. There have been no corporate expenses included in expenses from discontinued operations. The net loss from the discontinued operations were as follows:

	Three-months Ended March 31,		Six-months Ended March 31,
	2006	2005	2006	2005
Operating expenses from discontinued operations (including exit costs) (1)	$(69)	$(53)	$(92)	$(181)

Net loss from discontinued operations	$(69)	$(53)	$(92)	$(181)

(1)	The Company recorded exit costs associated with the monthly rent and common area maintenance charges until leases are terminated or expired, in accordance with SFAS 146.
There were no assets or liabilities held for sale included in the Consolidated Balance Sheet as of March 31, 2006, and September 30, 2005.
3. ACQUISITIONS:
In October 2005, the Company acquired rental contracts and merchandise of 12 rental-purchase stores from Rent-A-Center, Inc. The purchase price was approximately $3,464. Based on the preliminary allocation, the Company assigned a value of $1,908 to the acquired rental merchandise, $183 to amortizable assets (non-compete agreements and customer lists), and $1,373 to goodwill. The intangible asset allocation was based on a valuation performed by a third party.

The Company acquired rental contracts and merchandise of three rental-purchase stores and exchanged rental contracts and merchandise of an existing location for rental contracts and merchandise of a competitor in various other acquisitions during the six-months ended March 31, 2006. The purchase price was $753. The Company assigned values of $275 to the acquired rental merchandise, $86 to amortizable assets (non-compete agreements and customer lists), and $392 to goodwill.
4. RENTAL MERCHANDISE AND PROPERTY AND EQUIPMENT:
Cost and accumulated depreciation of rental merchandise consists of the following:

	March 31,	September 30,
	2006	2005
Cost	$355,834	$317,912
Less accumulated depreciation	119,055	120,898
Less reserve for losses	1,522	1,261
Less reserve for hurricane damages	—	1,509
Less deferred credits	706	66

	$234,551	$194,178

     During the six months ended March 31, 2006, the Company received $600 as insurance proceeds for merchandise lost in last year’s hurricanes that was recorded as a reduction to other operating expenses. The reduction of the reserve for hurricane damages was attributable to actual write-offs charged against the reserve, and the reversal of the $400 reserve for merchandise recovered.
     The Company uses a direct-ship policy from their vendors to the stores. As a result, the Company has eliminated the need for internal warehousing and distribution. This policy reduces the amount of rental merchandise not on rent. On-rent and held for rent levels of rental merchandise consists of the following:

	March 31,	September 30,
	2006	2005
On-rent merchandise	$290,020	$258,328
Held for rent merchandise	65,814	59,584

	$355,834	$317,912

     The Company uses the allowance method in accounting for losses (see Note 1). These losses are recorded in other operating expenses and were incurred as follows:

	Six-Months Ended March 31,
	2006	2005
Lost merchandise	$305	$682
Stolen merchandise	6,471	5,509
Discarded merchandise	1,314	1,118
Additional reserve for expected losses	220	104

	$8,310	$7,413

     Property and equipment consists of the following:

	March 31,	September 30,
	2006	2005
Transportation equipment	$44,403	$42,875
Furniture and fixtures	39,149	36,431
Leasehold improvements	35,623	34,259
Signs	5,260	5,122
Buildings	5,537	5,674
Land	1,924	1,920

	131,896	126,281
Less accumulated depreciation and amortization	(81,346)	(78,561)

	$50,550	$47,720

     Furniture and fixtures includes computer hardware and software costs of $28,511, which includes software development costs of $3,272 in progress at March 31, 2006. There have been no charges to the statement of operations for software development costs because the software is not yet available for use.

5. EARNINGS PER COMMON SHARE:
Basic earnings per common share is computed using income allocable to common shareholders divided by the weighted average number of common shares outstanding. Diluted earnings per common share is computed using income allocable to common shareholders and the weighted average number of shares outstanding adjusted for the potential impact of options, warrants, conversion of convertible redeemable preferred stock, convertible preferred stock conversion derivative, dividends on convertible preferred stock and accretion of convertible preferred stock discount where the effects are dilutive.
The following table discloses the reconciliation of numerators and denominators of the basic and diluted earnings per share computation:

	Three-months Ended March 31,		Six-months Ended March 31,
	2006	2005	2006	2005
COMPUTATION OF EARNINGS PER SHARE:
BASIC
Income before discontinued operations	$2,212	$6,362	$2,842	$7,524
Loss from discontinued operations	(69)	(53)	(92)	(181)

Net income	2,143	6,309	2,750	7,343
Dividend and accretion of preferred stock	(585)	(534)	(1,164)	(1,069)

Net income allocable to common shareholders	$1,558	$5,775	$1,586	$6,274

Weighted average common shares outstanding	26,387	26,244	26,384	26,244

Earnings per share:
Income before discontinued operations	$0.08	$0.24	$0.11	$0.29
Loss from discontinued operations	—	—	—	(0.01)
Dividend and accretion of preferred stock	(0.02)	(0.02)	(0.05)	(0.04)

Net income allocable to common shareholders	$0.06	$0.22	$0.06	$0.24

DILUTED
Net income allocable to common shareholders for basic earnings per share	$1,558	$5,775	$1,586	$6,274
Plus: Impact of assumed conversion:
Conversion derivative market value adjustment (1)	—	(610)	(1,813)	—
Dividends on 8% convertible preferred stock (1)	—	394	798	—
Accretion to preferred stock redemption amount (1)	—	140	366	—

Net income allocable to common shareholders for diluted earnings per share and assumed conversion	$1,558	$5,699	$937	$6,274

Weighted average common shares used in calculating basic earnings per share	26,387	26,244	26,384	26,244
Add incremental shares representing:
Shares issuable upon exercise of stock options and warrants	225	496	191	484
Shares issuable upon conversion of 8% convertible preferred stock (1)	—	3,252	3,252	—

Weighted average number of shares used in calculation of diluted earnings per share	26,612	29,992	29,827	26,728

Earnings per share:
Income before discontinued operations	$0.08	$0.19	$0.03	$0.28
Loss from discontinued operations	—	—	—	(0.01)
Dividend and accretion of preferred stock	(0.02)	—	—	(0.04)

Net income allocable to common shareholders	$0.06	$0.19	$0.03	$0.23

(1)	Including the effects of these items for the three-month period ended March 31, 2006 would be anti-dilutive. Therefore, 3,252 shares issuable upon conversion of 8% convertible preferred stock are excluded from consideration in the calculation of diluted earnings per share for the three-months ended March 31, 2006. There were favorable conversion derivative market value adjustments of $116, unfavorable dividends on convertible preferred stock of $395 and accretion to preferred stock redemption in the amount of $190 which were not added back to net income allocable to common shareholders for basic earnings per share on the diluted earnings per share because including the effects of these items would be anti-dilutive.

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

6. INTANGIBLE ASSETS:
The Company accounts for goodwill in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.”
The following table shows the net carrying value of goodwill for the Company’s segments:

	Household	Prepaid Telephone
	Rental Segment	Service Segment	Total
Balance at September 30, 2005	$182,343	$6,944	$189,287
Acquisitions	1,765	—	1,765
Disposals	—	—	—

Balance at March 31, 2006	$184,108	$6,944	$191,052

The following tables reflect the components of amortizable intangible assets at March 31, 2006 and September 30, 2005:

	Purchase	Cumulative	Net Carrying
	Amount	Amortization	Amount
Balance at March 31, 2006:

Amortizable intangible assets:
Music rights license	$1,882	$(194)	$1,688
Non-compete agreements	2,778	(2,648)	130
Customer list	234	(72)	162
Customer contracts	162	(78)	84

	$5,056	$(2,992)	$2,064

	Purchase	Cumulative	Net Carrying
	Amount	Amortization	Amount
Balance at September 30, 2005:

Amortizable intangible assets:
Music rights license	$1,882	$(7)	$1,875
Non-compete agreements	2,650	(2,623)	27
Customer list	93	(21)	72
Customer contracts	162	(35)	127

	$4,787	$(2,686)	$2,101

At March 31, 2006, future aggregate annual amortization of amortizable intangible assets is as follows:

Fiscal Year	Amount
Remaining 2006	$324
2007	560
2008	426
2009	381
2010	373

$2,064

Amortization expense was $381 and $56 for the six-months ended March 31, 2006 and 2005, respectively. There were no changes to the amortization methods and lives of the amortizable intangible assets. Customer lists are amortized over 22 months.
7. OTHER ASSETS:
Other assets consist of the following:

	March 31,	September 30,
	2006	2005
Other receivables	$2,876	$2,425
Other inventory	598	571
Deposits	846	786
Other	2,798	2,354

	$7,118	$6,136

8. OTHER LIABILITIES:
Other liabilities consist of the following:

	March 31,	September 30,
	2006	2005
Accrued salaries, wages, taxes and benefits	$12,327	$9,367
Capital lease obligations	21,297	19,409
Deferred rental revenue	8,914	7,704
Accrued dividends and interest	7,748	7,771
Vacant facility lease obligations	2,424	2,541
Accrued property taxes	2,103	3,200
Other	14,615	13,417

	$69,428	$63,409

9. DEBT:
Debt consists of the following:

	March 31,	September 30,
	2006	2005
Senior secured notes	$202,505	$202,284
Revolving credit facility	37,000	19,000
Note payable	17	29

	$239,522	$221,313

The Company’s senior secured notes have the following material terms. The $205,000 principal amount of senior secured notes bears interest at 11.875% and is due June 15, 2010. The interest on the secured notes is payable semiannually on June 15 and December 15. The secured notes are guaranteed on a senior basis by all existing and future domestic restricted subsidiaries of the Company other than DPI, which is an unrestricted subsidiary. The Company may redeem the secured notes, in whole or in part, at any time prior to June 15, 2010, at a redemption price equal to the greater of:
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
In addition, at any time prior to June 15, 2006, up to 25% of the aggregate principal amount of the secured notes may be redeemed at the Company’s option, within 75 days of certain public equity offerings, at a redemption price of 11.875% of the principal amount, together with accrued and unpaid interest. Such redemption can occur provided that after giving effect to any such redemption, at least 75% of the original aggregate principal amount of the notes issued (including any notes issued in future permitted issuances) remains outstanding.
The secured notes were offered at a discount of $3,583, which is being amortized using the effective interest method, over the term of the secured notes. Amortization of the discount was $115 and $101 for the three-month periods ending March 31, 2006 and 2005 respectively, and $221 and $197 for the six-month periods ending March 31, 2006 and 2005 respectively, and is recorded as interest expense. Costs representing underwriting fees and other professional fees of $6,704 are being amortized over the seven-year term of the notes using the effective interest method of amortization. The secured notes rank senior in right to all of the Company’s existing and future subordinated debt, have a lien position ranking second to the bank revolving credit facility and effectively junior in right of payment to all existing and future debt and other liabilities of the Company’s subsidiaries that are not subsidiary guarantors. The secured notes contain covenants that will, among other things, limit the Company’s ability to incur additional debt, make restricted payments, incur any additional liens, sell certain assets, pay dividend distributions from restricted subsidiaries, transact with affiliates, conduct certain sale and leaseback transactions and use excess cash flow.
The Company is in compliance with covenants at March 31, 2006, and expects to remain in compliance through fiscal 2006 based upon its current projections.

The Company’s bank revolving credit facility has the following material terms. The facility is with Harris Trust and Savings Bank, acting as administrative agent, and Bank of Montreal as lead arranger, and provides for National City Bank to act as syndication agent and provides for senior secured revolving loans of up to $60,000 including a $15,000 sub-limit for standby and commercial letters of credit and a $5,000 swingline sub-limit. The credit facility will expire five years from closing, or June 2, 2008. The balance outstanding at March 31, 2006 was $37,000 with $19,803 available at March 31, 2006, and has an effective interest rate of 8.57% at March 31, 2006. Loan origination costs of $2,062 are being amortized over the 5-year term of the bank agreement. On November 18, 2005, the Company entered into a third amendment to the bank revolving credit facility and incurred $193 of deferred costs associated with that amendment. The amendment adjusted financial covenants, permitted acquisition limits and capital expenditure limits as disclosed in the Form 10-K for fiscal year ended September 30, 2005. These deferred financing costs are being amortized over the remaining term of the agreement in accordance with EITF 98-14. The credit facility is guaranteed by all of the wholly owned domestic subsidiaries and collateralized by first priority liens on substantially all of the Company’s and subsidiary guarantors’ assets, including rental contracts and the stock held in domestic subsidiaries. The Company may elect that each borrowing of revolving loans be either base rate loans or Eurodollar loans. The Eurodollar loans bear interest at a rate per annum equal to an applicable margin plus LIBOR adjusted for a reserve percentage. Under the base rate option, the Company may borrow money based on the greater of (a) the prime interest rate or (b) the federal funds rate plus 0.50%, plus, in each case, a specified margin. A 0.50% commitment fee is payable quarterly on the unused amount of the revolving credit facility. Upon a default, interest will accrue at 2% over the applicable rate. The Company will be required to make specified mandatory prepayments upon subsequent debt or equity offerings and asset dispositions.
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
The terms of the convertible preferred stock include a number of conversion and redemption provisions that represent derivative financial instruments under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) (See Note 12). Certain features of the convertible preferred stock are accounted for as embedded derivative financial instruments. The Company determined the convertible feature of the convertible preferred stock is a derivative financial instrument that does not qualify for scope exemption under EITF 00-19, and, is required to be bifurcated, recorded at fair value, and marked to market. The market value of this derivative financial instrument was $9,074 and $10,886 at March 31, 2006 and September 30, 2005, respectively, and is recorded in convertible redeemable preferred stock in the consolidated balance sheet. The fair values of the derivatives were determined with the assistance of an independent valuation firm.
11. STOCK OPTIONS:
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
The Company adopted SFAS 123R using the modified prospective transition method. Under the modified prospective transition method, the Company is required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. Compensation cost related to the unvested portion of previously granted awards was based on the grant-date fair value estimated in accordance with the original provision of SFAS 123. There were no options granted during fiscal year 2006 through March 31, 2006. Results for prior periods have not been restated and do not reflect the recognition of stock-based compensation. The Company used the Black-Scholes option-pricing model to estimate the grant-date fair value of each option granted before the adoption of SFAS 123R. The total intrinsic value of stock options exercised during the first six months of fiscal 2006 was immaterial. Total unrecognized compensation cost related to nonvested stock-based compensation totaled $1,725 as of the end of the second quarter of fiscal 2006. The unrecognized compensation cost will be recognized over a weighted-average period of three years.
The following table summarizes the transactions under the stock option plan through the six months ended March 31, 2006:

		Weighted
	Options	Average	Aggregate
(in thousands, except per share amounts)	Outstanding	Exercise Price	Intrinsic Value (1)
Balance at September 30, 2004	2,987,908	$8.87
Granted	748,500	7.70
Exercised	(137,700)	4.63
Cancelled	(583,055)	13.74

Balance at September 30, 2005	3,015,653	7.83
Granted	—	—
Exercised	(15,043)	5.81
Cancelled	(372,552)	8.93

Balance at March 31, 2006	2,628,058	$7.69	$—

Exercisable at March 31, 2006	1,771,808	$8.74	$—

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. The exercise prices of the outstanding and exercisable options exceed the market value at March 31, 2006; therefore, there is no intrinsic value.
On April 4, 2005, the Company’s Board of Directors approved the award of 515,000 options to certain executive officers, directors and certain members of management to acquire common stock under the Company’s stock option plans. On September 30, 2005, the Company’s Board of Directors approved the award of 125,000 options to certain executive officers to acquire common stock under the Company’s stock option plans. These options were awarded under forms of stock option agreements that provide for immediate vesting of the option on grant, but contain restrictions on transfer of the shares underlying options. These awards were made on an immediately vested basis and are expected to mitigate the impact of SFAS 123(R) while still maintaining some of the retention benefit associated with options that vest over time. The impact of the immediate vesting of 640,500 options issued in fiscal 2005 was $3,585, and is reflected in the SFAS 148 pro-forma compensation expense in the Form 10-K for the fiscal year ended September 30, 2005, filed December 29, 2005.
Under SFAS 123R, compensation cost is recognized net of estimated forfeitures and is recognized over the awards’ service period on a straight-line basis. The compensation expense recorded during the first six months of fiscal 2006 was $158 and is classified within salaries and wages in the Consolidated Statements of Operations. The Company has elected to adopt the alternative transition method, as permitted by FASB Staff Position No. FAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” for calculating the tax effects of stock-based compensation pursuant to SFAS 123R for those employee awards that were outstanding upon adoption of SFAS 123R. The alternative transition method allows the use of simplified methods to calculate the beginning additional paid in capital pool related to the tax effects of employee stock-based compensation and to determine the subsequent impact of the tax effects of employee stock-based compensation awards on the additional paid in capital pool and the Consolidated Statements of Cash Flows. The following table illustrates the impact of stock-based compensation on reported amounts:

	Six-Months Ended
	March 31, 2006
		Impact of Equity-
(in thousands, except per share amounts)	As Reported	Based Compensation
Income before provision for taxes on income	$5,927	$(158)
Net income	$2,750	$(158)
Net income allocable to common shareholders	$1,586	$(158)
Net income allocable to common shareholders — Basic	$0.06	$(0.01)
Net income allocable to common shareholders — Diluted	$0.03	$(0.01)

The following table illustrates the effect on net income and net income per share if the Company had adopted the fair value recognition provisions of SFAS 123 for the six months ended March 31, 2005:

Six-Months Ended
March 31,
2005
Income before discontinued operations:
As reported	$7,524
Plus: Compensation expense	—
Less: Stock-based employee compensation under fair-value based method for all awards, net of related tax effects	(403)

Pro-forma	$7,121

Net income allocable to common shareholders:
As reported	$6,274
Plus: Compensation expense	—
Less: Stock-based employee compensation under fair-value based method for all awards, net of related tax effects	(403)

Pro-forma	$5,871

Basic earnings per common share:
Net income before discontinued operations:
As reported	$0.29

Pro-forma	$0.27

Net income allocable to common shareholders:
As reported	$0.24

Pro-forma	$0.22

Diluted earnings per common share:
Net income before discontinued operations:
As reported	$0.28

Pro-forma	$0.27

Net income allocable to common shareholders:
As reported	$0.23

Pro-forma	$0.22

During the six months ended March 31, 2005, the weighted-average fair values of the options granted under the stock option plans were $6.90, using the following assumptions:

Six-months Ended
March 31, 2005
Average risk free interest rate	3.49%
Expected dividend yield	—
Expected life	6 years
Expected volatility	97.98%
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

12. DERIVATIVE FINANCIAL INSTRUMENTS:
The Company’s outstanding convertible redeemable preferred stock (See Note 10) includes a number of conversion and redemption provisions that represent derivatives under SFAS No. 133. The Company has determined the conversion feature of the convertible redeemable preferred stock is a derivative financial instrument that does not qualify for SFAS 133 scope exemption under EITF 00-19. It was bifurcated and recorded in the temporary equity classification on the balance sheet. The change in the fair market value of the conversion feature was income of $116 and $610 for the three-months ended March 31,2006 and 2005, respectively, income of $1,813 for the six-months ended March 31, 2006, and was expense of $1,581 for the six-months ended March 31, 2005.
At March 31, 2005, the Company had interest rate swaps on a notional debt amount of $40,000 and an unfavorable fair market value of $544. The interest rate swaps matured August 2005. The Company’s interest rate swaps did not meet the qualifications for hedge accounting treatment under SFAS No. 133. The Company’s positive change in the fair market value of the interest rate swap portfolio was $460 and $1,028 for the three-months and six-months ended March 31, 2005. This was recorded to other income (expense) in the Company’s consolidated statements of operations.
13. COMPREHENSIVE INCOME:
Comprehensive income encompasses net income and changes in the components of accumulated other comprehensive income not reflected in the Company’s consolidated statements of operations during the periods presented. Accumulated other comprehensive income consists of the transition asset recorded at the time of adoption of SFAS No. 133.

	Other Comprehensive	Other Comprehensive
	Income	Income
	For Six-months Ended	For Six-months Ended
	March 31, 2006	March 31, 2005
Net income	$2,750	$7,343

Amortization of SFAS 133 Transition amount	—	56

Other comprehensive income	$2,750	$7,399

Accumulated Other
Comprehensive
Loss
At September 30, 2005
Balance at October 1, 2004	$(93)

Amortization of SFAS 133 Transition amount	93

Accumulated other comprehensive loss	$—

14. CONTINGENCIES:
The Company is subject to legal proceedings and claims in the ordinary course of its business that have not been finally adjudicated. All but $23 of such claims will be in the opinion of management, covered by insurance policies, or create only remote potential of any liability exposure to the Company and therefore should not have a material effect on the Company’s financial position, results of operations or cash flows. Additionally, threatened claims exist for which management is not yet able to reasonably estimate a potential loss. In management’s opinion, none of these threatened and unasserted claims will have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Effective January 1, 2006, the Company converted to a fully self-insured health insurance program. The Company funds actual claims and uses a claims lag report provided by the insurance company to estimate the Company’s incurred but not reported (IBNR) claims liability.
In calendar year 2005, the Company determined its health insurance liability based on funding factors determined by cost plus rates for a fully insured plan and monthly headcount. The contracted rate was determined based on experience, prior claims filed and an estimate of future claims. A retrospective adjustment for over or under funding of claims is recorded in other operating expenses in the consolidated statement of operations when determinable and probable.
The Company’s workers’ compensation, automobile and general liability costs are determined based on claims filed and company experience. Losses in the workers’ compensation, automobile and general liability programs are pre-funded based on the insurance company’s loss estimates. Loss estimates will be adjusted for developed incurred losses at 18 months following policy inception and every 12 months thereafter. Retrospective adjustments to loss estimates are recorded in other operating expenses in the consolidated statement of operations when determinable and probable.
For fiscal year 2000, the Company was insured under deductible programs with aggregate stop loss coverage on major claims. Claims within the insured deductible limits that were less than stop loss aggregates, were funded as claims developed using AM Best loss development factors and not exceeding policy aggregate. The fiscal 1999 worker’s compensation insurance had no aggregate retention and was funded as claims developed using AM Best loss development factors.
15. INCOME TAXES:
During the first six months of fiscal 2006, the Company recorded income tax expense and a deferred tax liability of $3,085 because the Company does not look to the reversal of the deferred tax liability associated with tax-deductible goodwill to offset a portion of its deferred tax asset, following the adoption of SFAS 142. The deferred tax liability for goodwill is $18,941 at March 31, 2006. The deferred tax asset, net of liabilities excluding goodwill, decreased from $79,162 at September 30, 2005 to $78,440 at March 31, 2006. This represented a decrease of $722 for the six-months ended March 31, 2006. A full valuation allowance has been provided against the net deferred tax asset due to the uncertainty of its realization.
16. SEGMENT INFORMATION:
Rent-Way is a national rental-purchase chain that provides a variety of services to its customers including rental of household items and prepaid telephone. The Company has determined that its reportable segments are those that are based on the Company’s method of internal reporting, which disaggregates its business by product category. The Company’s reportable segments are household rentals and prepaid telephone service. Its household rental segment rents name brand merchandise such as furniture, appliances, electronics and computers on a weekly, biweekly, semimonthly, or monthly basis. Its prepaid telephone service segment provides a local dial tone on a month-by-month basis.
The financial results of the Company’s segments follow the same accounting policies as described in “Summary of Critical Accounting Policies” (see Note 1).

	Household	Prepaid Telephone	Inter-segment
For the three months ended March 31, 2006	Rental Segment	Service Segment	Activity	Total Segments
Rental revenues	$119,564	$—	$—	$119,564
Prepaid phone service revenue	—	4,330	(205)	4,125
Sales of merchandise	5,102	—	—	5,102
Customer club fee revenue	6,553	—	—	6,553
Liability damage waiver fee revenue	2,379	—	—	2,379
Other revenue	4,847	—	(186)	4,661

Total revenue	$138,445	$4,330	$(391)	$142,384

Operating income (loss)	$11,705	$(332)	$(175)	$11,198

Net income (loss)	$2,734	$(386)	$(205)	$2,143

Total Assets	$507,791	$3,525	$(6,160)	$505,156

	Household	Prepaid Telephone	Inter-segment
For the six months ended March 31, 2006	Rental Segment	Service Segment	Activity	Total Segments
Rental revenues	$226,798	$—	$—	$226,798
Prepaid phone service revenue	—	8,369	(205)	8,164
Sales of merchandise	8,738	—	—	8,738
Customer club fee revenue	13,045	—	—	13,045
Liability damage waiver fee revenue	4,691	—	—	4,691
Other revenue	9,129	—	(325)	8,804

Total revenue	$262,401	$8,369	$(530)	$270,240

Operating income (loss)	$19,202	$(485)	$(144)	$18,573

Net income (loss)	$3,549	$(594)	$(205)	$2,750

Total Assets	$507,791	$3,525	$(6,160)	$505,156

	Household	Prepaid Telephone	Inter-segment
For the three months ended March 31, 2005	Rental Segment	Service Segment	Activity	Total Segments
Rental revenues	$114,199	$—	$—	$114,199
Prepaid phone service revenue	—	4,742	—	4,742
Sales of merchandise	3,886	—	—	3,886
Customer club fee revenue	6,356	—	—	6,356
Liability damage waiver fee revenue	2,248	—	—	2,248
Other revenue	4,957	—	(190)	4,767

Total revenue	$131,646	$4,742	$(190)	$136,198

Operating income (loss)	$14,308	$(37)	$30	$14,301

Net income (loss)	$6,409	$(100)	$—	$6,309

Total Assets	$461,310	$3,171	$(5,300)	$459,181

	Household Rental	Prepaid Telephone	Inter-segment
For the six-months ended March 31, 2005	Service	Service	Activity	Total
Rental revenues	$220,141	$—	$—	$220,141
Prepaid phone service revenue	—	9,304	—	9,304
Sales of merchandise	6,473	—	—	6,473
Customer club fee revenue	12,820	—	—	12,820
Liability damage waiver fee revenue	4,561	—	—	4,561
Other revenue	9,535	—	(339)	9,196

Total revenue	$253,530	$9,304	$(339)	$262,495

Operating income	$25,395	$8	$60	$25,463

Net income (loss)	$7,455	$(112)	$—	$7,343

Total Assets	$461,310	$3,171	$(5,300)	$459,181

17. SUBSEQUENT EVENTS:
On April 26, 2006, the Company sold customer contracts and merchandise to Rent-A-Center for $2,546.
On April 27, 2006, the Company exchanged customer contracts and merchandise with Rent-A-Center and paid $325 to Rent-A-Center for customer contracts and merchandise received in the exchange. The acquired customer contracts and merchandise were integrated into existing Company stores.
18. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES:
The 11.875% senior secured notes issued by Rent-Way, Inc. (“Parent”) have been guaranteed by each of its restricted subsidiaries (“Guarantor Subsidiaries”). The Guarantor Subsidiaries are 100% owned subsidiaries of the Parent. The guarantees of the Subsidiary Guarantors are full, unconditional and joint and several. Separate financial statements of the Parent and Guarantor Subsidiaries are not presented in accordance with the exception provided by Rule 3-10 of Regulation S-X.
The following schedules set forth the condensed consolidating balance sheets as of March 31, 2006 and September 30, 2005 and condensed consolidating statements of operations for the six-months ended March 31, 2006 and 2005, and condensed consolidating statements of cash flows for the six-months ended March 31, 2006 and 2005. In the following schedules, “Parent” refers to Rent-Way, Inc., “Guarantor Subsidiaries” refers to Rent-Way’s wholly owned subsidiaries, and “Non-Guarantor Subsidiaries” refers to DPI, the Company’s 83.5% owned subsidiary. “Eliminations” represent the adjustments necessary to eliminate inter-company investment in subsidiaries.

RENT-WAY, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2006
(all dollars in thousands)

	Parent	Guarantor	Non-Guarantor		Rent-Way
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$5,472	$1,064	$842	$—	$7,378
Prepaid expenses	5,387	845	405	—	6,637
Rental merchandise, net	189,474	45,077	—	—	234,551
Property and equipment, net	42,205	7,466	879	—	50,550
Goodwill	126,281	57,827	6,944	—	191,052
Deferred financing costs, net	5,806	—	—	—	5,806
Intangible assets, net	2,064	—	—	—	2,064
Other assets	5,031	847	1,240	—	7,118
Investment in subsidiaries	88,350	—	—	(88,350)	—

Total assets	470,070	113,126	10,310	(88,350)	505,156

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable	$32,565	$6,033	$2,170	—	$40,768
Other liabilities	55,932	11,326	2,170	—	69,428
Inter-company	(13,386)	11,534	1,852	—	—
Deferred tax liability	18,941	—	—	—	18,941
Debt	239,521	—	1	—	239,522

Total liabilities	333,573	28,893	6,193	—	368,659

Convertible redeemable preferred stock	16,483	—	—	—	16,483

SHAREHOLDERS’ EQUITY:
Common stock	305,068	75,248	1,600	(76,848)	305,068
Option to purchase convertible preferred stock	159	—	—	—	159
Retained earnings (accumulated deficit)	(185,213)	8,985	2,517	(11,502)	(185,213)

Total shareholders’ equity	120,014	84,233	4,117	(88,350)	120,014

Total liabilities and shareholders’ equity	$470,070	$113,126	$10,310	$(88,350)	$505,156

RENT-WAY, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE-MONTHS ENDED MARCH 31, 2006
(all dollars in thousands)

	Parent	Guarantor	Non-Guarantor		Rent-Way
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated

REVENUES:
Rental revenues	$96,988	$22,576	$—	$—	$119,564
Prepaid phone service	—	—	4,125	—	4,125
Other revenues	15,373	3,322	—	—	18,695

Total revenues	112,361	25,898	4,125	—	142,384
COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
Rental merchandise	31,619	7,331	—	—	38,950
Property and equipment	2,893	656	106	—	3,655
Intangibles	196	—	—	—	196
Cost of prepaid phone service	—	—	2,733	—	2,733
Salaries and wages	30,094	6,066	790	—	36,950
Advertising, net	4,984	39	133	—	5,156
Occupancy	8,193	1,955	47	—	10,195
Other operating expenses	27,187	5,526	638	—	33,351

Total costs and operating expenses	105,166	21,573	4,447	—	131,186

Operating income (loss)	7,195	4,325	(322)	—	11,198
OTHER INCOME (EXPENSE):
Interest expense	(8,107)	772	1	—	(7,334)
Interest income	13	—	8	—	21
Amortization — deferred financial costs	(331)	—	—	—	(331)
Other income (expense), net	287	71	(3)	—	355
Equity in net income of subsidiaries	4,848	—	—	(4,848)	—

Income (loss) before income taxes and discontinued operations	3,905	5,168	(316)	(4,848)	3,909
Income tax expense	1,697	—	—	—	1,697

Income (loss) before discontinued operations	2,208	5,168	(316)	(4,848)	2,212
Loss from discontinued operations	(65)	(4)	—	—	(69)

Net income (loss)	$2,143	$5,164	$(316)	$(4,848)	$2,143

RENT-WAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX-MONTHS ENDED MARCH 31, 2006
(all dollars in thousands)

	Parent	Guarantor	Non-Guarantor		Rent-Way
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated

REVENUES:
Rental revenues	$183,838	$42,960	$—	$—	$226,798
Prepaid phone service	—	—	8,164	—	8,164
Other revenues	29,034	6,244	—		35,278

Total revenues	212,872	49,204	8,164	—	270,240
COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
Rental merchandise	58,904	13,689	—	—	72,593
Property and equipment	5,712	1,291	223	—	7,226
Intangibles	381	—	—	—	381
Cost of prepaid phone service	—	—	5,269	—	5,269
Salaries and wages	59,962	12,221	1,402	—	73,585
Advertising, net	10,794	122	193	—	11,109
Occupancy	16,176	3,861	93	—	20,130
Other operating expenses	49,378	10,706	1,290	—	61,374

Total costs and operating expenses	201,307	41,890	8,470	—	251,667

Operating income (loss)	11,565	7,314	(306)	—	18,573
OTHER INCOME (EXPENSE):
Interest expense	(15,777)	1,466	3	—	(14,308)
Interest income	28	—	14	—	42
Amortization — deferred financial costs	(649)	—	—	—	(649)
Other income (expense), net	2,100	178	(9)	—	2,269
Equity in net income of subsidiaries	8,652	—	—	(8,652)	—

Income (loss) before income taxes and discontinued operations	5,919	8,958	(298)	(8,652)	5,927
Income tax expense	3,085	—	—	—	3,085

Income (loss) before discontinued operations	2,834	8,958	(298)	(8,652)	2,842
Loss from discontinued operations	(84)	(8)	—	—	(92)

Net income (loss)	$2,750	$8,950	$(298)	$(8,652)	$2,750

RENT-WAY, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX-MONTHS ENDED MARCH 31, 2006
(all dollars in thousands)

	Parent	Guarantor	Non-Guarantor		Rent-Way
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(6,149)	$2,017	$332	$—	$(3,800)

INVESTING ACTIVITIES:
Purchases of business, net of cash acquired	(3,260)	(957)	—	—	(4,217)
Purchases of property and equipment	(4,193)	(396)	(119)	—	(4,708)
Proceeds from sale of assets	—	150	—	—	150

Net cash used in investing activities	(7,453)	(1,203)	(119)	—	(8,775)

FINANCING ACTIVITIES:
Proceeds from borrowings	74,950	—	—	—	74,950
Payments on borrowings	(56,964)	—	1	—	(56,963)
Payments on capital leases	(2,737)	(772)	—	—	(3,509)
Deferred financing costs	(192)	—	—	—	(192)
Issuance of common stock	35	—	—	—	35
Dividends paid	(807)	—	—	—	(807)

Net cash provided by (used in) financing activities	14,285	(772)	1	—	13,514

Increase (decrease) in cash and cash equivalents	683	42	214	—	939

Cash and cash equivalents at beginning of year	4,789	1,022	628	—	6,439

Cash and cash equivalents at end of year	$5,472	$1,064	$842	$—	$7,378

RENT-WAY, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
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

RENT-WAY, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX-MONTHS ENDED MARCH 31, 2005
(all dollars in thousands)

	Parent	Guarantor	Non-Guarantor		Rent-Way
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(9,474)	$4,340	$423	$—	$(4,711)

INVESTING ACTIVITIES:
Purchases of property and equipment	(7,138)	(1,162)	(239)	—	(8,539)
Investment in subsidiary	(75)	—	—	—	(75)

Net cash used in investing activities	(7,213)	(1,162)	(239)	—	(8,614)

FINANCING ACTIVITIES:
Proceeds from borrowings	55,000	—	—	—	55,000
Payments on borrowings	(37,011)	—	(5)	—	(37,016)
Payments on capital leases	(3,043)	(789)	—	—	(3,832)
Issuance of common stock	8	—	—	—	8
Dividends paid	(802)	—	—	—	(802)

Net cash provided by (used in) financing activities	14,152	(789)	(5)	—	13,358

Increase (decrease) in cash and cash equivalents	(2,535)	2,389	179	—	33

Cash and cash equivalents at beginning of year	2,603	634	175	—	3,412

Cash and cash equivalents at end of year	$68	$3,023	$354	$—	$3,445

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Management’s discussion and analysis is provided as a supplement to, and should be read in conjunction with, the unaudited financial statements and accompanying notes to the consolidated financial statements of Rent-Way.
OVERVIEW
     At March 31, 2006, Rent-Way operated 792 rental-purchase stores located in 34 states. The Company offers quality brand name home entertainment equipment, furniture, computers, major appliances, and jewelry to customers under full-service rental-purchase agreements that generally allow the customer to obtain ownership of the merchandise at the conclusion of an agreed upon rental period. The Company also provides prepaid local phone service to consumers on a monthly basis through dPi Teleconnect LLC, or “DPI.” DPI is a non-facilities based provider of local phone service.
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
     Operating results for the six-months ended March 31, 2006 are not indicative of results that may be expected for the fiscal year ending September 30, 2006 because of seasonality. The typical store experiences a slight decrease in the number of agreements during the summer months while, on balance, the rest of the year demonstrates growth in agreements. While there is constant turnover within the portfolio of rental agreements, the total number of rental agreements in a store does not change significantly. This stability in the number of rental agreements facilitates revenue forecasting.
     Through the opening of new stores and acquisitions, the number of stores operated by the Company has increased from 753 as of September 30, 2004, to 792 as of March 31, 2006. The following table shows the number of stores opened, acquired, sold, closed and/or combined during this period.

			SIX MONTH
	YEARS ENDED SEPTEMBER 30,		PERIOD ENDED
STORES	2004	2005	MARCH 31, 2006
Open at Beginning of Period	753	754	788
Opened	2	44	7
Locations Acquired	0	1	—
Locations Sold	0	(2)	(2)
Closed or Combined	(1)	(9)	(1)

Open at End of Period	754	788	792

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
COMPANY PERFORMANCE MEASURES
     Management uses a number of metrics to assess its performance. The following are some of these metrics:
•	Same store revenue is a measure that indicates whether the Company’s existing stores continue to grow. Same store revenues consists of revenues from stores in the household rental segment that have been operating for more than fifteen months and have had no changes affecting operations during that time, i.e. mergers, dispositions or acquisitions. Stores that experienced mergers, dispositions or acquisitions during that period are not included in the calculation of same store revenues. Same store revenues increased 1.2% for the quarter ended March 31, 2006 compared to the same period in the prior year. This is attributable to the continuation of offering higher-end merchandise to customers, increasing rental rates on certain products, an increase in cash sales of rental merchandise and an increase in customers period over period.

•	Rental merchandise depreciation as a percentage of rental revenue plus other revenue has long been an indicator of gross profit margins on rental contracts. The Company uses the units of activity depreciation method for all rental merchandise except computers and electronic game systems, which are depreciated on the straight-line method. Under the units of activity method, rental merchandise is depreciated as revenue is earned. Thus, rental merchandise is not depreciated during periods when it is not on rent and therefore not generating rental revenue. Rental merchandise depreciation as a percentage of rental revenue plus other revenue was 28.2% for the three-month period ended March 31, 2006 versus 27.4% for the three-month period ended March 31, 2005. The increase in rental merchandise depreciation is attributable to the increase in merchandise sales. The margins in merchandise sales are lower than the margins on rental contracts.

•	Operating income of the household rental segment is a key measure that management uses to monitor how revenue growth and cost control measures impact profitability. Operating income of the household rental segment was 8.5% of total revenue for the three-month period ended March 31, 2006 versus 10.9% of total revenues for the three-month period ended March 31, 2005. This is attributable to lower margins on increased merchandise cash sales period over period and general increases in other operating expense.

RESULTS OF OPERATIONS
As an aid to understanding the Company’s operating results, the following tables express items of the Company’s unaudited consolidated statements of operations for the three and six-month periods ended March 31, 2006 and 2005 as a period-over-period percentage change.
COMPARISON OF THREE-MONTHS ENDED MARCH 31, 2006 AND 2005

	Three-Months Ended
	March 31,		Percent Change
In thousands	2006	2005
REVENUES:
Rental revenue	$119,564	$114,199	5
Prepaid phone service revenue	4,125	4,742	(13)
Other revenue	18,695	17,257	8

Total revenues	142,384	136,198	5

COSTS AND OPERATING EXPENSES:
Depreciation and amortization
Rental merchandise	38,950	36,005	8
Property and equipment	3,655	3,902	(6)
Amortization of intangibles	196	28	600
Cost of prepaid phone service	2,733	2,871	(5)
Salaries and wages	36,950	34,764	6
Advertising	5,156	4,733	9
Occupancy	10,195	9,289	10
Other operating expenses	33,351	30,305	10

Total costs and operating expenses	131,186	121,897	8

Operating income	11,198	14,301	(22)
OTHER INCOME (EXPENSE):
Interest expense	(7,334)	(7,291)	1
Interest income	21	7	200
Amortization and write-off of deferred financing costs	(331)	(285)	16
Other income (expense)	355	1,025	(65)

Income before income taxes and discontinued operations	3,909	7,757	(50)
Income tax expense	1,697	1,395	22

Income before discontinued operations	2,212	6,362	(65)
Loss from discontinued operations	(69)	(53)	30

Net income	2,143	6,309	(66)
Dividend and accretion of preferred stock	(585)	(534)	10

Net income allocable to common shareholders	$1,558	$5,775	(73)

Total revenues. Total revenues increased $6.2 million to $142.4 million from $136.2 million. Rental revenue increased $5.4 million, of which $5.5 million is attributable to the opening of new stores and $0.8 million is due to offering higher revenue-generating products and increasing rental rates on certain products offset by a $0.9 million decrease in revenues associated with closing 5 stores destroyed by hurricanes and selling 2 stores. The $5.4 million increase in rental revenue is offset by a $0.6 million decrease in prepaid phone service revenue. Much of the $0.6 million decrease in prepaid phone service revenue is attributable to the loss of DPI customers year over year due to an increase in competition. Other revenue increased $1.4 million, of which $0.8 million is attributable to the opening of new stores. This increase is also due to a $0.8 million increase in cash sales of rental merchandise year over year. This increase in cash sales is attributable to continued efforts to better manage older, slower-moving merchandise through cash sales rather than write-offs.
Rental Merchandise Depreciation. Rental merchandise depreciation as a percentage of rental revenue plus other revenue was 28.2% for the three months ended March 31, 2006 versus 27.4% for the three months ended March 31, 2005. The increase in rental merchandise depreciation is attributable to the increase in merchandise sales. The margins on merchandise sales are lower than the margins on rental contracts.
Cost of Prepaid Phone Service. The cost of prepaid phone service decreased to $2.7 million from $2.9 million. The decrease in costs is due to a general decrease in the customer base year over year.

Salaries and Wages. Salaries and wages increased to $36.9 million from $34.8 million. This increase is generally due to annual increases in wages and salaries and an increase of $1.0 million as a result of new store openings.
Advertising. Advertising expense increased $0.5 million to $5.2 million from $4.7 million. The increase is primarily due to more focus on television advertising in an effort to keep ads current and televising with greater frequency.
Occupancy. Occupancy expense increased to $10.2 million from $9.3 million. The increase is principally due to $0.4 million in general rent increases and $0.5 million in occupancy expenses associated with opening new stores.
Other Operating Expense. Other operating expense increased to $33.4 million from $30.3 million. This increase is principally due to an increase of $0.7 million in auto fuel and utilities, $0.8 million in training and travel, $0.7 million in professional fees, $0.4 million state and local taxes, $0.4 million in health insurance costs and various other increases in expenses.
Other Income (Expense), Net. Other income was $0.4 million for the three-months ended March 31, 2006, compared to $1.0 million for the three-months ended March 31, 2005. Other income for the three-months ended March 31, 2006 included income as a result of a $0.3 million gain on the sale of vehicles under capital leases. Other income for the three months ended March 31, 2005 included $0.6 million of income as a result of the change in the fair market value of the convertibility feature of the convertible redeemable preferred stock derivative and income of $0.4 million due to a positive change in the fair market value of the interest rate swap portfolio.
Income Tax Expense. Income tax expense was $1.7 million for the three months ended March 31, 2006, compared to $1.4 million for the three months ended March 31, 2005. The expense is due to the Company’s inability to look to the reversal of the deferred tax liability associated with tax-deductible goodwill to offset a portion of its deferred tax asset following the adoption of SFAS 142.
Net Income. The Company generated net income of $2.1 million in the three-month period ended March 31, 2006 as a result of the factors described above compared to net income of $6.3 million in the same period last year.
Net Income Allocable To Common Shareholders. The dividend and the accretion of preferred stock totaled $0.6 million and $0.5 million and were charged to the accumulated deficit, and reduced net income allocable to common shareholders for the period ended March 31, 2006 and 2005, respectively.
COMPARISON OF SIX-MONTHS ENDED MARCH 31, 2006 AND 2005

	Six-Months Ended
	March 31,
	2006	2005	Percent Change
In thousands
REVENUES:
Rental revenue	226,798	$220,141	3
Prepaid phone service revenue	8,164	9,304	(12)
Other revenue	35,278	33,050	7

Total revenues	270,240	262,495	3

COSTS AND OPERATING EXPENSES:
Depreciation and amortization
Rental merchandise	72,593	68,521	6
Property and equipment	7,226	8,413	(14)
Amortization of intangibles	381	56	580
Cost of prepaid phone service	5,269	5,777	(9)
Salaries and wages	73,585	69,584	6
Advertising	11,109	10,085	10
Occupancy	20,130	18,349	10
Other operating expenses	61,374	56,247	9

Total costs and operating expenses	251,667	237,032	6

Operating income	18,573	25,463	(27)
OTHER INCOME (EXPENSE):
Interest expense	(14,308)	(14,358)	—
Interest income	42	13	223
Amortization and write-off of deferred financing costs	(649)	(565)	15
Other income (expense)	2,269	(239)	1,049

Income before income taxes and discontinued operations	5,927	10,314	(43)
Income tax expense	3,085	2,790	11

Income before discontinued operations	2,842	7,524	(62)
Loss from discontinued operations	(92)	(181)	(49)

Net income	2,750	7,343	(63)
Dividend and accretion of preferred stock	(1,164)	(1,069)	9

Net income allocable to common shareholders	$1,586	$6,274	(75)

Total revenues. Total revenues increased $7.7 million to $270.2 from $262.5 million. Rental revenue increased $6.7 million. New store openings added $10.2 million to rental revenue period over period. This increase was offset by a decrease in rental revenues of $1.8 million as a result of starting fiscal year 2006 with less customer contracts than at the beginning of fiscal year 2005. The $6.7 million increase in rental revenue was offset by a $1.1 million decrease in prepaid phone service revenue. The decrease in prepaid phone service revenue was attributable to the loss of DPI customers period over period due to an increase in competition. Other revenue increased $2.2 million, of which $1.4 million was attributable to the opening of new stores. This increase is also due to a $1.7 million increase in cash sales of rental merchandise period over period. This increase in cash sales is attributable to continued efforts to better manage older, slower-moving merchandise through cash sales other than write-offs.
Rental Merchandise Depreciation. Rental merchandise depreciation as a percentage of rental revenue plus other revenue was 27.7% for the six months ended March 31, 2006 versus 27.1% for the six months ended March 31, 2005. This was attributable to an increase in merchandise sales, which have lower gross profit margins than those on rental contracts.
Property and Equipment Depreciation. Property and equipment depreciation decreased to $7.2 million from $8.4 million. This decrease is due to the expiration of depreciation periods for certain fixed assets and the increase in the life of capitalized vehicle leases.
Cost of Prepaid Phone Service. The cost of prepaid phone service decreased to $5.3 million from $5.8 million. The decrease in costs is due to a general decrease in the customer base year over year.
Salaries and Wages. Salaries and wages increased to $73.6 million from $69.6 million. This increase is generally due to annual increases in wages and salaries and an increase of $2.5 million as a result of new store openings.
Advertising. Advertising expense increased $1.0 million to $11.1 million from $10.1 million. The increase is primarily due to more focus on television advertising in an effort to keep ads current and televising with greater frequency.
Occupancy. Occupancy expense increased to $20.1 million from $18.3 million. This increase is principally due to $0.6 million in general rent increases and $1.1 million in occupancy expenses associated with opening new stores.
Other Operating Expense. Other operating expense increased to $61.4 million from $56.2 million. This increase is principally due to an increase of $1.9 million in fuel and utilities, $1.0 million in training and travel, $0.9 in professional fees, $0.9 million in rental merchandise losses, $0.7 million in payroll tax expense, and various other increases in expenses. The increase to other operating expense was offset by a reduction to the reserve for hurricane losses due to a reversal of a merchandise reserve totaling $0.4 million, and the receipt of $0.6 million of insurance proceeds for merchandise lost in last year’s hurricanes.
Interest Expense. Interest expense was $14.3 million for the six-months ended March 31, 2006, and $14.4 million for the six-months ended March 31, 2005. There was an increase in interest expense of $0.8 million related to the increase in the outstanding balance of the revolving credit facility period over period. This increase was offset by a $0.9 million decrease in interest expense related to interest swaps in the prior period that expired August 2005.
Other Income (Expense), Net. Other income was $2.3 million for the six-months ended March 31, 2006, compared to expense of $0.2 million for the six-months ended March 31, 2005. This change is primarily due to the change in the fair market value of the convert feature of the convertible redeemable preferred stock derivative, which resulted in income of $1.8 million in the six month period ended March 31, 2006, compared to $1.6 million expense for the six month period ended March 31, 2005. This $3.4 million increase to other income period over period was reduced by the $1.0 million favorable fair value adjustment recorded in the prior year period for interest rate swaps that matured August 2005.
Income Tax Expense. Income tax expense was $3.1 million for the six months ended March 31, 2006, compared to $2.8 million for the six months ended March 31, 2005. This expense is due to the Company’s inability to look to the reversal of the deferred tax liability associated with tax-deductible goodwill to offset a portion of its deferred tax asset following the adoption of SFAS 142.
Net Income. The Company generated net income of $2.8 million in the six-month period ended March 31, 2006 as a result of the factors described above compared to net income of $7.3 million in the same period last year.

Net Income Allocable To Common Shareholders. The dividend and the accretion of preferred stock totaled $1.2 million and $1.1 million and were charged to the accumulated deficit, and reduced net income allocable to common shareholders for the six-month periods ended March 31, 2006 and 2005, respectively.
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
     Cash flows from operating activities The Company’s statements of cash flows are summarized as follows:

	For the Six-Months Ended March 31
In thousands	2006	2005
Net cash used in operating activities	$(3,800)	$(4,711)

     Cash flows used in operating activities decreased by $0.9 million period over period. The main reason for this decrease was an increase in accounts payable offset by a decrease in profits and an increase in rental merchandise purchases.
Cash flows from investing activities. The Company’s statement of cash flows are summarized as follows:

	For the Six-Months Ended March 31,
In thousands	2006	2005
Purchase of businesses, net of cash acquired	$(4,217)	$(75)
Purchases of property and equipment	(4,708)	(8,539)
Proceeds from sale of assets	150	—

Net cash used in investing activities	$(8,775)	$(8,614)

          Cash flows used in investing activities for the six-months ended March 31, 2006 includes the acquisition of rental contracts and merchandise of 12 rental-purchase stores from Rent-A-Center, Inc. The purchase price was approximately $3.6 million. The cash used to purchase the rental contracts and agreements was offset by a decrease in capital expenditures compared to the same period in the prior year.
Financing Activities. The Company’s statement of cash flows are summarized as follows:

	For the Six-Months Ended March 31,
In thousands	2006	2005
Proceeds from borrowings	$74,950	$55,000
Payments on borrowings	(56,963)	(37,016)
Payments on capital leases	(3,509)	(3,832)
Deferred financing costs	(192)	—
Issuance of common stock	35	8
Dividends paid	$(807)	$(802)

Net cash provided by financing activities	13,514	13,358

     Proceeds and payments on borrowings included both short-term and long-term financing activities. At March 31, 2006, the Company had $19.8 million available of its $60.0 million bank revolving credit facility. There was a $37.0 million balance outstanding on the bank revolving credit facility and there were $3.2 million letters of credit outstanding.
     The Company’s revolving credit facility contains several financial covenants related to ratio requirements for leverage, fixed coverage, rental merchandise inventory, and thresholds for capital expenditures, consolidated net worth and minimum EBITDA. EBITDA is defined in the credit facility as net income plus the sum of all amounts deducted in arriving at such net income amount for interest expense, federal, state and local income taxes for such period, depreciation of fixed assets and amortization of intangible assets for such period (excluding depreciation of rental merchandise), any fees, costs or expenses paid in connection with the execution and delivery of the credit facility and the other loan documents and the issuance and sale of the senior notes and preferred stock to the extent such fees, costs or expenses are not capitalized. Adjustments shall be made for any four fiscal quarter rolling period to EBITDA with respect to one-time, non-cash charges in amounts which are reasonable and acceptable to the required lenders — or “Credit Facility EBITDA.” These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.
     The secured notes contain covenants that, among other things, limit the Company’s ability to incur additional debt, make restricted payments, incur any additional liens, sell certain assets, pay dividend distributions from restricted subsidiaries, transact with affiliates, conduct certain sale and leaseback transactions and use excess cash flow.

     The Company is in compliance with all debt covenants at March 31, 2006, and expects to be able to comply with those covenants for the remainder of fiscal 2006 based upon its fiscal 2006 projections. In November 2005, the Company amended its bank credit facility to change the financial covenants to allow for the effect of opening and acquiring new stores. The leverage ratio, minimum Credit Facility EBITDA and, capital expenditure covenants were amended as described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.
     The table below shows the required and actual financial covenants as defined by the Company’s revolving credit facility at March 31, 2006.

	Required		Actual
Maximum leverage ratio	5.75		5.22
Minimum fixed charge coverage ratio	1.25		1.54
Minimum rental merchandise under lease usage	77%		84%
Maximum idle jewelry merchandise	7.5%		1.8%
Maximum capital expenditures	$25.0	million	$9.3	million
Minimum consolidated net worth	$108.7	million	$126.8	million
Minimum Credit Facility EBITDA	$45.0	million	$54.4	million
     If the Company fails to comply with these covenants, the Company will be in default under this commitment, and all amounts would become due immediately. The Company is in compliance with all of these covenants at March 31, 2006. A reconciliation of Credit Facility EBITDA to cash flow used in operations is set forth in Exhibit 99.1 to this report.
     The terms of the Company’s revolving credit facility and the indenture governing the senior notes do not fully prohibit the Company or its subsidiaries from incurring additional debt. As a result, the Company may be able to incur additional debt in the future.
     Financial Condition. The increase in debt for the six-month period ended March 31, 2006 is attributable to an $18.0 million increase in the bank revolving credit facility, which was primarily used to fund rental merchandise purchases.
     Off Balance Sheet Arrangements. The Company is not subject to any off-balance sheet arrangements within the meaning of Rule 303(a)(4) of Regulation S-K.
     Contractual Obligations. The following table presents obligations and commitments to make future payments under contracts and contingent commitments at March 31, 2006:

		Due in less	Due in	Due in	Due after
Contractual Cash Obligations (In thousands)	Total	than one year	1-3 years	4-5 years	5 years
Debt	$205,000	$—	$—	$205,000	$—
Revolving credit facility (1)	37,000	37,000	—	—	—
Capital lease obligations	22,287	7,485	13,976	826	—
Operating leases	93,096	28,187	56,520	7,880	509
Music rights obligation	1,481	400	1,081	—	—
Notes payable	16	16	—	—	—
Interest payable (2)	110,870	25,853	77,236	7,781	—

Total cash obligations	$496,750	$98,941	$148,813	$221,487	$509

(1)	The revolving credit facility matures June 2, 2008.

(2)	The revolving credit facility bears interest at a rate per annum equal to an applicable margin plus LIBOR adjusted for a reserve percentage. The interest payable attributable to the revolving credit facility includes the interest payable under the borrowing contracts in place at March 31, 2006. Interest payments on the senior secured notes are $12.2 million payable on each June 15 and December 15.
Amount of Commitment Expiration Per Period

	Total Amounts	Less than			Over
Other Commercial Commitments (In thousands)	Committed	one year	1-3 years	4-5 years	5 years
Lines of credit	$—	$—	$—	$—	$—
Standby letters of credit	3,196	3,196	—	—	—
Guarantees	—	—	—	—	—

Total commercial commitments	$3,196	$3,196	$—	$—	$—

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of March 31, 2006, the Company had $202.5 million in senior secured notes outstanding at a fixed interest rate of 11.875% and $37.0 million in revolving lines of credit outstanding at interest rates indexed to the Eurodollar rate. The fair value of the subordinated notes is estimated based on traded values. The fair value of the 11.875% senior secured notes at March 31, 2006 was approximately $215.0 million. Unlike the senior secured notes, the $37.0 million in revolving lines of credit have variable interest rates indexed to current Eurodollar rates. As of March 31, 2006, the Company has not entered into any interest rate swap agreements with respect to revolving lines of credit.
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
ITEM 4. CONTROLS AND PROCEDURES
A.	Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 (e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, the Company’s disclosure controls and procedures were effective.

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
     These covenants also require the Company to maintain compliance with financial ratios, each as defined in the credit facility, such as a minimum fixed charge coverage ratio, a maximum leverage ratio, a minimum rental merchandise usage ratio, and minimum levels of net worth and monthly Credit Facility EBITDA, among others. If the Company is unable to meet the terms of these covenants or if the Company breaches any of these covenants, a default could result under the credit facility. A default, if not waived by the Company’s lenders, could impair the Company’s ability to borrow additional funds under the credit facility and could result in outstanding amounts there under becoming immediately due and payable. If acceleration occurs, the Company may not be able to repay its debt and the Company may not be able to borrow sufficient additional funds to refinance the debt. If the Company is unable to repay outstanding amounts under the revolving credit facility, the holders of the debt could foreclose on the Company’s assets securing this debt.

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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          The 2006 Annual Meeting of Shareholders was held on March 8, 2006, at the Bel-Aire Clarion Hotel in Erie, Pennsylvania. The matters voted on at the Annual Meeting were as follows:

•	The election of three Class II directors to serve until the 2009 Annual Meeting of Shareholders. The result of the vote was as follows:

Name of Director	Class	Votes For	Withheld Authority

William Lerner	II	18,454,952	4,803,687
Marc W. Joseffer	II	18,154,962	5,103,677
Jacqueline E. Woods	II	18,610,488	4,648,151

•	The approval of the Company’s 2006 Equity Incentive Plan. The result of the vote was as follows:

Votes For	Votes Against	Abstain
12,639,120	5,001,282	17,859

•	Ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal year 2006. The result of the vote was as follows:

Votes For	Votes Against	Abstain
23,097,556	114,423	46,660
          Gerald A. Ryan, Robert B. Fagenson, William E. Morgenstern, William S. Short and John W. Higbee are the other directors of the Company whose terms of office continue after the Annual Meeting.
ITEM 6. EXHIBITS
     See exhibit index.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rent-Way, Inc.

(Registrant)

By: /s/ John A. Lombardi
May 9, 2006

Date	(Signature)
John A. Lombardi
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

No.	Exhibit Name
3.1	Articles of Incorporation of Rent-Way, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1997, filed November 6, 1997.)

3.2	Statement with Respect to Shares of Series A Convertible Preferred Stock of the Company dated May 30, 2003 (incorporated by reference to exhibit 3.1 to Amendment No. 5 to the Company’s registration statement on Form S-3, No. 333-102525 filed on June 25, 2003).

3.3	Bylaws of Rent-Way, Inc., as amended.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to Section 906 of Sarbanes-Oxley Action of 2002

99.1*	Calculation of Reconciliation of Net Cash Used in Operations to Credit Facility EBITDA

*	Filed herewith.