Form 10-Q
period 2006-06-30
RENT WAY INC
filed 2006-08-09
CIK 893046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 7, 2006

Common Stock	26,400,099

RENT-WAY, INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
RENT-WAY, INC.
CONSOLIDATED BALANCE SHEETS
(all amounts in thousands, except share data)

	June 30,	September 30,
	2006	2005
	(unaudited)
ASSETS

Cash and cash equivalents	$7,145	$6,439
Prepaid expenses	5,967	7,962
Rental merchandise, net	224,929	194,178
Rental merchandise credits due from vendors	—	400
Property and equipment, net	50,342	47,720
Goodwill	190,765	189,287
Deferred financing costs, net	5,473	6,262
Intangible assets, net	2,006	2,101
Other assets	7,409	6,136

Total assets	$494,036	$460,485

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable	$22,651	$23,744
Other liabilities	62,763	63,409
Deferred tax liability	20,292	15,856
Debt	247,629	221,313

Total liabilities	353,335	324,322

Contingencies	—	—

Convertible redeemable preferred stock	17,033	17,929

Shareholders’ equity:
Preferred stock, without par value; 1,000,000 shares authorized; 2,000 shares issued and outstanding as Series A convertible preferred shares	—	—
Common stock, without par value; 50,000,000 shares authorized; 26,398,432 and 26,381,376 shares issued and outstanding, respectively	305,069	305,033
Additional paid in capital	1,681	—
Accumulated deficit	(183,082)	(186,799)

Total shareholders’ equity	123,668	118,234

Total liabilities and shareholders’ equity	$494,036	$460,485

The accompanying notes are an integral part of these financial statements.

RENT-WAY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(all amounts in thousands, except per share data)
(unaudited)

	Three-months Ended		Nine-months Ended
	June 30,		June 30,
	2006	2005	2006	2005
REVENUES:
Rental revenue	$113,701	$108,455	$340,499	$328,596
Prepaid phone service revenue	4,124	4,313	12,289	13,617
Other revenues	17,543	15,529	52,821	48,579

Total revenues	135,368	128,297	405,609	390,792

COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
Rental merchandise	35,881	31,949	108,474	100,471
Property and equipment	3,783	3,732	11,009	12,145
Intangibles	205	195	586	251
Cost of prepaid phone service	2,464	2,684	7,733	8,460
Salaries and wages	36,245	35,580	109,831	105,164
Advertising, net	4,715	5,438	15,824	15,524
Occupancy	10,324	9,526	30,454	27,874
Other operating expenses	29,665	26,886	91,039	83,133

Total costs and operating expenses	123,282	115,990	374,950	353,022

Operating income	12,086	12,307	30,659	37,770

OTHER INCOME (EXPENSE):
Interest expense	(7,403)	(7,304)	(21,711)	(21,662)
Interest income	21	9	64	22
Amortization of deferred financing costs	(333)	(289)	(982)	(854)
Other income (expense)	(257)	(4,362)	2,012	(4,601)

Income before income taxes and discontinued operations	4,114	361	10,042	10,675
Income tax expense	1,351	1,395	4,436	4,185

Income (loss) before discontinued operations	2,763	(1,034)	5,606	6,490
Loss from discontinued operations	(27)	(181)	(120)	(361)

Net income (loss)	2,736	(1,215)	5,486	6,129
Dividend and accretion of preferred stock	(605)	(549)	(1,769)	(1,619)

Net income (loss) allocable to common shareholders	$2,131	$(1,764)	$3,717	$4,510

EARNINGS (LOSS) PER COMMON SHARE (NOTE 5):

Basic earnings (loss) per common share:
Income (loss) before discontinued operations	$0.10	$(0.04)	$0.21	$0.24

Net income (loss) allocable to common shareholders	$0.08	$(0.07)	$0.14	$0.17

Diluted earnings (loss) per common share:
Income (loss) before discontinued operations	$0.10	$(0.04)	$0.14	$0.24

Net income (loss) allocable to common shareholders	$0.08	$(0.07)	$0.13	$0.17

Weighted average common shares outstanding:
Basic	26,398	26,250	26,388	26,246

Diluted	26,667	26,250	29,856	26,778

The accompanying notes are an integral part of these financial statements.

RENT-WAY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(all amounts in thousands)
(unaudited)

	Nine-months Ended
	June 30,
	2006	2005
OPERATING ACTIVITIES:
Net income	$5,486	$6,129
Adjustments to reconcile net income to net cash used in operating activities:
Loss from discontinued operations	120	361
Depreciation and amortization	109,414	105,938
Carrying value of rental merchandise sold	11,973	8,166
Deferred income taxes	4,436	4,185
Market adjustment for interest rate swap derivative	—	(1,408)
Stock-based compensation expense	237	—
Market adjustment for preferred stock conversion option derivative	(1,468)	6,551
Write-down of property to realizable value	105	—
Write-off of property and equipment	152	254
Loss on sale of assets	409	—
Changes in assets and liabilities:
Prepaid expenses	1,995	(1,280)
Rental merchandise	(138,796)	(124,328)
Rental merchandise deposits and credits due from vendors	400	550
Other assets	(1,386)	(838)
Accounts payable	(1,093)	(8,880)
Cash paid to settle class action lawsuit	—	(2,000)
Other liabilities	(2,490)	(6,031)

Net cash used in continuing operations	(10,506)	(12,631)
Net cash used in discontinued operations	(120)	(361)

Net cash used in operating activities	(10,626)	(12,992)

INVESTING ACTIVITIES:
Purchase of business, net of cash acquired	(6,037)	(754)
Purchases of property and equipment	(6,550)	(11,008)
Proceeds from sale of assets	3,343	—

Net cash used in investing activities	(9,244)	(11,762)

FINANCING ACTIVITIES:
Proceeds from borrowings	108,950	100,000
Payments on borrowings	(82,970)	(68,022)
Payments on capital leases	(5,490)	(5,629)
Issuance of common stock	36	77
Short swing profits received from shareholder	1,444	—
Dividends paid on convertible redeemable preferred stock	(1,201)	(1,197)
Deferred financing costs	(193)	—

Net cash provided by financing activities	20,576	25,229

Increase in cash and cash equivalents	706	475

Cash and cash equivalents at beginning of period	6,439	3,412

Cash and cash equivalents at end of period	$7,145	$3,887

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
SEASONALITY OF BUSINESS. The Company’s operating results are subject to seasonality. The first fiscal quarter typically will have a greater number of rental-purchase agreements entered into because of traditional holiday shopping patterns. Because many of the Company’s expenses do not fluctuate with seasonal revenue changes, such revenue changes may cause fluctuations in the Company’s quarterly earnings.
CONVERTIBLE REDEEMABLE PREFERRED STOCK. On June 2, 2003, the Company sold $15,000 in newly authorized convertible redeemable preferred stock through a private placement. The proceeds of $14,161, net of issuance costs of $839, were used to repay the previous senior credit facility. The Company sold an additional $5,000 of convertible redeemable preferred stock through a private placement during fiscal year 2004. The proceeds were used in operations. The net proceeds are classified outside of permanent equity because of the mandatory redemption date and other redemption provisions. (see Note 10).
STATEMENT OF CASH FLOWS INFORMATION. Cash and cash equivalents consist of cash on hand and on deposit and represent highly liquid investments with maturities of three-months or less when purchased. Cash equivalents are stated at cost, which approximates market value. The Company maintains deposits with several financial institutions. The Federal Deposit Insurance Corporation does not insure deposits in excess of $100 and mutual funds. Supplemental disclosures of cash flow information for the nine-months ended June 30, 2006 and 2005 are as follows:

	Nine-months ended June 30,
	2006	2005
CASH PAID DURING THE PERIOD FOR:
Interest	$27,657	$27,760
NONCASH INVESTING ACTIVITIES:
Assets acquired under capital lease	7,338	8,513
Assets acquired from exchange	—	180

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
The Company uses the “units of activity” depreciation method for all rental merchandise except computers, electronic game systems and cell phones. Under the units of activity method, rental merchandise is depreciated as revenue is earned. Thus, rental merchandise is not depreciated during periods when it is not on rent and therefore not generating rental revenue. Personal computers are principally depreciated on the straight-line basis over 24 months beginning on the acquisition date. Electronic game systems are depreciated on the straight-line basis over 6 to 18 months. Cell phones are depreciated on a straight-line basis over 12 months.
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
DEFERRED FINANCING COSTS. Deferred financing costs consists of bond issuance costs and loan origination costs incurred in connection with the sale of $205,000 of senior secured notes and a $60,000 revolving credit facility that closed on June 2, 2003. The bond issuance costs of $6,704 are amortized using the effective interest method over the seven-year term of the bonds. The loan origination costs of $2,062 are amortized on a straight-line basis over the five-year bank credit agreement. On November 18, 2005, the Company incurred $193 of deferred costs associated with an amendment to the bank revolving credit facility. Those costs are being amortized over the remaining term of the agreement. Deferred financing cost amortization was $333 and $289 for the three-month periods ended June 30, 2006 and 2005, respectively, and was $982 and $854 for the nine-month periods ended June 30, 2006 and 2005, respectively.
COMPANY HEALTH INSURANCE PROGRAM. Effective January 1, 2006, the Company converted to a fully self-insured program. The Company funds actual claims and uses a claims lag report provided by the insurance company to estimate the Company’s incurred but not reported (IBNR) claims liability. The Company’s IBNR claims liability was $1,537 at June 30, 2006, and is included in accrued liabilities on the accompanying consolidated balance sheet.
In calendar year 2005, the Company determined its insurance liability based on funding factors determined by cost plus rates for a fully insured plan and monthly headcount. The contracted rate was determined based on experience, prior claims filed and an estimate of future claims. A retrospective adjustment for over (under) funding of claims is recorded in other operating expenses in the consolidated statement of operations when determinable and probable. The retrospective adjustment to income was approximately $422 for the three-months ended June 30, 2006, $836 for the nine-months ended June 30, 2006, and $1,542 for the three and nine-month periods ended June 30, 2005.
COMPANY LIABILITY INSURANCE PROGRAMS. Starting in 2001, the Company’s workers’ compensation, automobile and general liability costs are determined based on claims filed and company experience. Losses under the deductible in the workers’ compensation, automobile and general liability programs are pre-funded based on the insurance company’s loss estimates. Loss estimates are adjusted for developed incurred losses at 18 months following policy inception and every 12 months thereafter. Retrospective adjustments to loss estimates are recorded in other operating expenses in the consolidated statement of operations when determinable and probable. The retrospective adjustment to income was $1,500 and $310 for the three and nine-month periods ended June 30, 2006 and 2005, respectively.
For fiscal year 2000, the Company was insured under deductible programs with aggregate stop loss coverage on major claims. Claims within the insured deductible limits that were less than stop loss aggregates, were funded as claims developed using AM Best loss development factors. The fiscal 1999 worker’s compensation insurance had no aggregate retention and was funded as claims developed using AM Best loss development factors. Reserves were developed by independent consultants and totaled $570 at June 30, 2006 and $599 at September 30, 2005.

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
DISCONTINUED OPERATIONS. On February 8, 2003, the Company sold rental merchandise and related contracts of 295 stores to Rent-A-Center. Rent-A-Center purchased certain fixed assets and assumed related store leases of 125 of these stores. Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of this component have been segregated from those of continuing operations and are presented in the Company’s financial statements as discontinued operations (see Note 2).
RECLASSIFICATIONS. Certain amounts in the prior-period consolidated statements of cash flows were reclassified to conform to the June 30, 2006 presentation.
2. DISCONTINUED OPERATIONS:
The Company sold rental merchandise and related contracts of 295 stores to Rent-A-Center for approximately $100,400 during the 2003 fiscal year. These stores were all included in the household rental segment. Rent-A-Center purchased certain fixed assets and assumed related store leases of 125 of these stores. As required under the Company’s credit agreement, all proceeds of the sale, net of transaction costs, store closing and similar expenses, were used to pay existing bank debt. The assets sold included rental merchandise, vehicles under capital leases and certain fixed assets. Vehicle lease obligations were paid by the Company out of the proceeds from the sale.
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
Related operating results have been reported as discontinued operations in accordance with SFAS 144. The Company has reclassified the results of operations of the component disposed for the prior periods in accordance with provisions of SFAS 144. There have been no corporate expenses included in expenses from discontinued operations. The net loss from the discontinued operations were as follows:

	Three-months Ended June 30,		Nine-months Ended June 30,
	2006	2005	2006	2005
Operating expenses from discontinued operations (including exit costs) (1)	$(27)	$(181)	$(120)	$(361)

Net loss from discontinued operations	$(27)	$(181)	$(120)	$(361)

(1)	The Company records exit costs associated with the monthly rent and common area maintenance charges until leases are terminated or expired, in accordance with SFAS 146.
There were no assets or liabilities held for sale included in the consolidated balance sheet as of June 30, 2006, and September 30, 2005.

3. ACQUISITIONS AND DISPOSALS:
During fiscal year 2006, the Company acquired rental contracts and merchandise of 21 rental-purchase stores. The purchase price was approximately $6,036. The Company assigned a value of $2,984 to the acquired rental merchandise, $378 to amortizable assets (non-compete agreements and customer lists), and $2,674 to goodwill.
During fiscal year 2006, the Company sold rental contracts and merchandise of 11 rental-purchase stores. The sales price was approximately $3,343. The Company sold merchandise with a carrying value of $2,556 and fixed assets with a carrying value of $44. The goodwill allocated to these sales was approximately $1,196. The overall loss on these sales was $407 and was recorded in other income (expense) on the consolidated statement of operations.
The Company allocated goodwill to disposals based on their relative fair value of the Company as determined by a third party in the annual goodwill valuation in accordance with Statement of Financial Accounting Standards No. 143 “Goodwill and Other Intangible Assets.”
4. RENTAL MERCHANDISE AND PROPERTY AND EQUIPMENT:
Cost and accumulated depreciation of rental merchandise consists of the following:

	June 30,	September 30,
	2006	2005
Cost	$350,792	$317,912
Less accumulated depreciation	123,114	120,898
Less reserve for losses	2,099	1,261
Less reserve for hurricane damages	—	1,509
Less deferred credits	650	66

	$224,929	$194,178

     During the three and nine months ended June 30, 2006, the Company received $500 and $1,100, respectively, of insurance proceeds for merchandise lost in last year’s hurricanes that was recorded as a reduction to other operating expenses. The $1,509 reduction of the reserve for hurricane damages in the nine-months ended June 30, 2006, was attributable to actual write-offs charged against the reserve, and the reversal of the $400 reserve for merchandise recovered.
     The Company uses a direct-ship policy from their vendors to the stores. As a result, the Company has eliminated the need for internal warehousing and distribution. This policy reduces the amount of rental merchandise not on rent. On-rent and held for rent levels of rental merchandise consists of the following:

	June 30,	September 30,
	2006	2005
On-rent merchandise	$279,433	$258,328
Held for rent merchandise	71,359	59,584

	$350,792	$317,912

     The Company uses the allowance method in accounting for losses (see Note 1). These losses are recorded in other operating expenses and were incurred as follows:

	Nine-Months Ended June 30,
	2006	2005
Lost merchandise	$453	$1,067
Stolen merchandise	10,474	8,666
Discarded merchandise	1,934	1,691
Additional reserve for expected losses	723	484

	$13,584	$11,908

     Property and equipment consists of the following:

	June 30,	September 30,
	2006	2005
Transportation equipment	$44,337	$42,875
Furniture and fixtures	38,319	36,431
Leasehold improvements	35,960	34,259
Signs	5,171	5,122
Buildings	5,548	5,674
Land	1,939	1,920

	131,274	126,281
Less accumulated depreciation and amortization	(80,932)	(78,561)

	$50,342	$47,720

     Furniture and fixtures includes computer hardware and software costs of $27,818, which includes software development costs of $2,910 in progress at June 30, 2006. There have been no charges to the statement of operations for software development costs because the software is not yet available for use.
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
The following table discloses the reconciliation of numerators and denominators of the basic and diluted earnings (loss) per share computation:

	Three-months Ended June 30,		Nine-months Ended June 30,
	2006	2005	2006	2005
COMPUTATION OF EARNINGS (LOSS) PER SHARE:
BASIC
Income (loss) before discontinued operations	$2,763	$(1,034)	$5,606	$6,490
Loss from discontinued operations	(27)	(181)	(120)	(361)

Net income (loss)	2,736	(1,215)	5,486	6,129
Dividend and accretion of preferred stock	(605)	(549)	(1,769)	(1,619)

Net income (loss) allocable to common shareholders	$2,131	$(1,764)	$3,717	$4,510

Weighted average common shares outstanding	26,398	26,250	26,388	26,246

Earnings (loss) per share:
Income (loss) before discontinued operations	$0.10	$(0.04)	$0.21	$0.24
Loss from discontinued operations	—	(0.01)	—	(0.01)
Dividend and accretion of preferred stock	(0.02)	(0.02)	(0.07)	(0.06)

Net income (loss) allocable to common shareholders	$0.08	$(0.07)	$0.14	$0.17

DILUTED
Net income (loss) allocable to common shareholders for basic earnings (loss) per share	$2,131	$(1,764)	$3,717	$4,510
Plus: Impact of assumed conversion:
Conversion derivative market value adjustment (1)	—	—	(1,468)	—
Dividends on 8% convertible preferred stock (1)	—	—	1,201	—
Accretion to preferred stock redemption amount (1)	—	—	568	—

Net income (loss) allocable to common shareholders for diluted earnings (loss) per share and assumed conversion	$2,131	(1,764)	$4,018	$4,510

Weighted average common shares used in calculating basic earnings (loss) per share	26,398	26,250	26,388	26,246
Add incremental shares representing:
Shares issuable upon exercise of stock options and warrants (2)	269	—	216	532
Shares issuable upon conversion of 8% convertible preferred stock (1)	—	—	3,252	—

Weighted average number of shares used in calculation of diluted earnings (loss) per share	26,667	26,250	29,856	26,778

	Three-months Ended June 30,		Nine-months Ended June 30,
	2006	2005	2006	2005
Earnings (loss) per share:
Income (loss) before discontinued operations	$0.10	$(0.04)	$0.14	$0.24
Loss from discontinued operations	—	(0.01)	(0.01)	(0.01)
Dividend and accretion of preferred stock	(0.02)	(0.02)	—	(0.06)

Net income (loss) allocable to common shareholders	$0.08	$(0.07)	$0.13	$0.17

(1)	Including the effects of these items for the three-month period ended June 30, 2006 would be anti-dilutive. Therefore, 3,252 shares issuable upon conversion of 8% convertible preferred stock are excluded from consideration in the calculation of diluted earnings per share for the three-months ended June 30, 2006. There were conversion derivative market value adjustments of $344, dividends on convertible preferred stock of $399, and accretion to preferred stock redemption in the amount of $206, which were not added back to net income allocable to common shareholders for basic earnings per share on the diluted earnings per share because including the effects of these items would be anti-dilutive for the three-months ended June 30, 2006.

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
The following table shows the net carrying value of goodwill for the Company’s segments:

	Household	Prepaid Telephone
	Rental Segment	Service Segment	Total
Balance at September 30, 2005	$182,343	$6,944	$189,287
Acquisitions	2,674	—	2,674
Disposals	(1,196)	—	(1,196)

Balance at June 30,2006	$183,821	$6,944	$190,765

The following tables reflect the components of amortizable intangible assets at June 30, 2006 and September 30, 2005:

	Purchase	Cumulative	Net Carrying
Balance at June 30, 2006:	Amount	Amortization	Amount
Amortizable intangible assets:
Music rights license	$1,882	$(287)	$1,595
Non-compete agreements	2,838	(2,664)	174
Customer list	283	(108)	175
Customer contracts	162	(100)	62

	$5,165	$(3,159)	$2,006

	Purchase	Cumulative	Net Carrying
Balance at September 30, 2005:	Amount	Amortization	Amount
Amortizable intangible assets:
Music rights license	$1,882	$(7)	$1,875
Non-compete agreements	2,650	(2,623)	27
Customer list	93	(21)	72
Customer contracts	162	(35)	127

	$4,787	$(2,686)	$2,101

     At June 30, 2006 future aggregate annual amortization of amortizable intangible assets is as follows:

Fiscal Year	Amount
Remaining 2006	$175
2007	606
2008	458
2009	394
2010	373

$2,006

Amortization expense was $586 and $251 for the nine-months ended June 30, 2006 and 2005, respectively. There were no changes to the amortization methods and lives of the amortizable intangible assets. Customer lists are amortized over 22 months.
7. OTHER ASSETS:
Other assets consist of the following:

	June 30,	September 30,
	2006	2005
Other receivables	$3,305	$2,425
Other inventory	666	571
Deposits	864	786
Other	2,574	2,354

	$7,409	$6,136

8. OTHER LIABILITIES:
     Other liabilities consist of the following:

	June 30,	September 30,
	2006	2005
Accrued salaries, wages, taxes and benefits	$14,045	$9,367
Capital lease obligations	21,032	19,409
Deferred rental revenue	8,199	7,704
Accrued dividends and interest	1,826	7,771
Vacant facility lease obligations	2,480	2,541
Accrued property taxes	2,728	3,200
Other	12,453	13,417

	$62,763	$63,409

9. DEBT:
     Debt consists of the following:

	June 30,	September 30,
	2006	2005
Senior secured notes	$202,619	$202,284
Revolving credit facility	45,000	19,000
Note payable	10	29

	$247,629	$221,313

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
The secured notes were offered at a discount of $3,583, which is being amortized using the effective interest method, over the term of the secured notes. Amortization of the discount was $113 and $101 for the three-month periods ending June 30, 2006 and 2005 respectively, and $335 and $298 for the nine-month periods ending June 30, 2006 and 2005 respectively, and is recorded as interest expense. Costs representing underwriting fees and other professional fees of $6,704 are being amortized over the seven-year term of the notes using the effective interest method of amortization. The secured notes rank senior in right to all of the Company’s existing and future subordinated debt, have a lien position ranking second to the bank revolving credit facility and effectively junior in right of payment to all existing and future debt and other liabilities of the Company’s subsidiaries that are not subsidiary guarantors. The secured notes contain covenants that will, among other things, limit the Company’s ability to incur additional debt, make restricted payments, incur any additional liens, sell certain assets, pay dividend distributions from restricted subsidiaries, transact with affiliates, conduct certain sale and leaseback transactions and use excess cash flow.
The Company is in compliance with these covenants at June 30, 2006, and expects to remain in compliance through fiscal 2006 based upon its current projections.
The Company’s bank revolving credit facility has the following material terms. The facility is with Harris Trust and Savings Bank, acting as administrative agent, and Bank of Montreal as lead arranger, and provides for National City Bank to act as syndication agent and provides for senior secured revolving loans of up to $60,000 including a $15,000 sub-limit for standby and commercial letters of credit and a $5,000 swingline sub-limit. The credit facility will expire five years from closing, or June 2, 2008. The balance outstanding at June 30, 2006 was $45,000 with $11,804 available at June 30, 2006, and has an effective interest rate of 9.06% at June 30, 2006. Loan origination costs of $2,062 are being amortized over the 5-year term of the bank agreement. On November 18, 2005, the Company entered into a third amendment to the bank revolving credit facility and incurred $193 of deferred costs associated with that amendment. The amendment adjusted financial covenants, permitted acquisition limits and capital expenditure limits as disclosed in the Form 10-K for the fiscal year ended September 30, 2005. These deferred financing costs are being amortized over the remaining term of the agreement in accordance with EITF 98-14. The credit facility is guaranteed by all of the wholly owned domestic subsidiaries and collateralized by first priority liens on substantially all of the Company’s and subsidiary guarantors’ assets, including rental contracts and the stock held in domestic subsidiaries. The Company may elect that each borrowing of revolving loans be either base rate loans or Eurodollar loans. The Eurodollar loans bear interest at a rate per annum equal to an applicable margin plus LIBOR adjusted for a reserve percentage. Under the base rate option, the Company may borrow money based on the greater of (a) the prime interest rate or (b) the federal funds rate plus 0.50%, plus, in each case, a specified margin. A 0.50% commitment fee is payable quarterly on the unused amount of the revolving credit facility. Upon a default, interest will accrue at 2% over the applicable rate. The Company will be required to make specified mandatory prepayments upon subsequent debt or equity offerings and asset dispositions.
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

The terms of the convertible preferred stock include a number of conversion and redemption provisions that represent derivative financial instruments under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) (see Note 12). Certain features of the convertible preferred stock are accounted for as embedded derivative financial instruments. The Company determined the convertible feature of the convertible preferred stock is a derivative financial instrument that does not qualify for scope exemption under EITF 00-19, and, is required to be bifurcated, recorded at fair value, and marked to market. The market value of this derivative financial instrument was $9,418 and $10,886 at June 30, 2006 and September 30, 2005, respectively, and is recorded in convertible redeemable preferred stock in the consolidated balance sheet. The fair values of the derivatives were determined with the assistance of an independent valuation firm.
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
The Company adopted SFAS 123R using the modified prospective transition method. Under the modified prospective transition method, the Company is required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. Compensation cost related to the unvested portion of previously granted awards was based on the grant-date fair value estimated in accordance with the original provision of SFAS 123. There were no options granted during fiscal year 2006 through June 30, 2006. Results for prior periods have not been restated and do not reflect the recognition of stock-based compensation. The Company used the Black-Scholes option-pricing model to estimate the grant-date fair value of each option granted before the adoption of SFAS 123R. The total intrinsic value of stock options exercised during the first nine months of fiscal 2006 was immaterial. Total unrecognized compensation cost related to nonvested stock-based compensation totaled $1,645 as of the end of the third quarter of fiscal 2006. The unrecognized compensation cost will be recognized over a weighted-average period of three years.
The following table summarizes the transactions under the stock option plan through the nine months ended June 30, 2006:

		Weighted
	Options	Average	Aggregate
(in thousands, except per share amounts)	Outstanding	Exercise Price	Intrinsic Value (1)
Balance at September 30, 2004	2,987,908	$8.87
Granted	748,500	7.70
Exercised	(137,700)	4.63
Cancelled	(583,055)	13.74

Balance at September 30, 2005	3,015,653	7.83
Granted	—	—
Exercised	(17,056)	5.78
Cancelled	(444,698)	8.66

Balance at June 30, 2006	2,553,899	$7.70	$—

Exercisable at June 30, 2006	1,717,649	$8.77	$—

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. The exercise prices of the outstanding and exercisable options exceed the market value at June 30, 2006; therefore, there is no intrinsic value.
On April 4, 2005, the Company’s Board of Directors approved the award of 515,000 options to certain executive officers, directors and certain members of management to acquire common stock under the Company’s stock option plans. On September 30, 2005, the Company’s Board of Directors approved the award of 125,000 options to certain executive officers to acquire common stock under the Company’s stock option plans. These options were awarded under forms of stock option agreements that provide for immediate vesting of the option on grant, but contain restrictions on transfer of the shares underlying options. These awards were made on an immediately vested basis and are expected to mitigate the impact of SFAS 123R while still maintaining some of the retention benefit associated with options that vest over time. The impact of the immediate vesting of 640,500 options issued in fiscal 2005 was $3,585, and is reflected in the SFAS 148 pro-forma compensation expense in the Form 10-K for the fiscal year ended September 30, 2005.

Under SFAS 123R, compensation cost is recognized net of estimated forfeitures and is recognized over the awards’ service period on a straight-line basis. The compensation expense recorded during the first nine months of fiscal 2006 was $238 and is classified within salaries and wages in the Consolidated Statements of Operations. The Company has elected to adopt the alternative transition method, as permitted by FASB Staff Position No. FAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” for calculating the tax effects of stock-based compensation pursuant to SFAS 123R for those employee awards that were outstanding upon adoption of SFAS 123R. The alternative transition method allows the use of simplified methods to calculate the beginning additional paid in capital pool related to the tax effects of employee stock-based compensation and to determine the subsequent impact of the tax effects of employee stock-based compensation awards on the additional paid in capital pool and the consolidated statements of cash flows. The following table illustrates the impact of stock-based compensation on reported amounts:

	Nine-Months Ended
	June 30, 2006
		Impact of Equity-
(in thousands, except per share amounts)	As Reported	Based Compensation

Income before income taxes and discontinued operations	$10,042	$(238)
Net income	$5,486	$(238)
Net income allocable to common shareholders	$3,717	$(238)
Net income allocable to common shareholders — Basic	$0.14	$(0.01)
Net income allocable to common shareholders — Diluted	$0.13	$(0.01)
The following table illustrates the effect on net income and net income per share if the Company had adopted the fair value recognition provisions of SFAS 123R for the nine months ended June 30, 2005:

Nine-Months Ended
June 30,
2005
Income before discontinued operations:
As reported	$6,490
Plus: Compensation expense	—
Less: Stock-based employee compensation under fair-value based method for all awards, net of related tax effects	(3,265)

Pro-forma	$3,225

Net income allocable to common shareholders:

As reported	$4,510
Plus: Compensation expense	—
Less: Stock-based employee compensation under fair-value based method for all awards, net of related tax effects	(3,265)

Pro-forma	$1,245

Basic earnings per common share:
Net income before discontinued operations:
As reported	$0.24

Pro-forma	$0.12

Net income allocable to common shareholders:
As reported	$0.17

Pro-forma	$0.05

Diluted earnings per common share:
Net income before discontinued operations:
As reported	$0.24

Pro-forma	$0.12

Net income allocable to common shareholders:
As reported	$0.17

Pro-forma	$0.05

During the nine months ended June 30, 2005, the weighted-average fair values of the options granted under the stock option plans were $5.98, using the following assumptions:

Nine-months Ended
June 30, 2005
Average risk free interest rate	3.76%
Expected dividend yield	—
Expected life	6 years
Expected volatility	97.67%
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
12. DERIVATIVE FINANCIAL INSTRUMENTS:
The Company’s outstanding convertible redeemable preferred stock (see Note 10) includes a number of conversion and redemption provisions that represent derivatives under SFAS No. 133. The Company has determined the conversion feature of the convertible redeemable preferred stock is a derivative financial instrument that does not qualify for SFAS 133 scope exemption under EITF 00-19. It was bifurcated and recorded in the temporary equity classification on the balance sheet. The change in the fair market value of the conversion feature was expense of $344 and $4,969 for the three-months ended June 30, 2006 and 2005, respectively; income of $1,468 and expense of $6,551 for the nine-months ended June 30, 2006 and 2005, respectively.
At June 30, 2005, the Company had interest rate swaps on a notional debt amount of $40,000 and a fair market value of $(164). The interest rate swaps matured in August 2005. The Company’s interest rate swaps did not meet the qualifications for hedge accounting treatment under SFAS No. 133. The Company’s positive change in the fair market value of the interest rate swap portfolio was $380 and $1,408 for the three-months and nine-months ended June 30, 2005. This was recorded to other income (expense) in the Company’s consolidated statements of operations.
13. COMPREHENSIVE INCOME:
Comprehensive income encompasses net income and changes in the components of accumulated other comprehensive income not reflected in the Company’s consolidated statements of operations during the periods presented. Accumulated other comprehensive income consists of the transition asset recorded at the time of adoption of SFAS No. 133.

	Other Comprehensive	Other Comprehensive
	Income	Income
	For Nine-months Ended	For Nine-months Ended
	June 30, 2006	June 30, 2005
Net income	$5,486	$6,129

Amortization of SFAS 133 Transition amount	—	84

Other comprehensive income	$5,486	$6,213

Accumulated Other
Comprehensive
Loss
At September 30, 2005
Balance at October 1, 2004	$(93)

Amortization of SFAS 133 Transition amount	93

Accumulated other comprehensive loss	$—

14. CONTINGENCIES:
The Company is subject to legal proceedings and claims in the ordinary course of its business that have not been finally adjudicated. All but $158 of such claims will be, in the opinion of management, covered by insurance policies, or create only remote potential of any liability exposure to the Company and therefore should not have a material effect on the Company’s financial position, results of operations or cash flows. Additionally, threatened claims exist for which management is not yet able to reasonably estimate a potential loss. In management’s opinion, none of these threatened and unasserted claims will have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Effective January 1, 2006, the Company converted to a fully self-insured health insurance program. The Company funds actual claims and uses a claims lag report provided by the insurance company to estimate the Company’s incurred but not reported (IBNR) claims liability.
In calendar year 2005, the Company determined its health insurance liability based on funding factors determined by cost plus rates for a fully insured plan and monthly headcount. The contracted rate was determined based on experience, prior claims filed and an estimate of future claims. A retrospective adjustment for over or under funding of claims is recorded in other operating expenses in the consolidated statement of operations when determinable and probable. The retrospective adjustment to income was approximately $422 for the three-months ended June 30, 2006, $836 for the nine-months ended June 30, 2006, and $1,542 for the three and nine-month periods ended June 30, 2005.
The Company’s workers’ compensation, automobile and general liability costs are determined based on claims filed and company experience. Losses in the workers’ compensation, automobile and general liability programs are pre-funded based on the insurance company’s loss estimates. Loss estimates will be adjusted for developed incurred losses at 18 months following policy inception and every 12 months thereafter. Retrospective adjustments to loss estimates are recorded in other operating expenses in the consolidated statement of operations when determinable and probable. The retrospective adjustment to income was $1,500 and $310 for the three and nine-month periods ended June 30, 2006 and 2005, respectively.
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
The Company’s majority-owned subsidiary, DPI, is contingently liable for an amount relating to the acquisition of phone service accounts under an earn-out arrangement. Management estimates that a total amount of approximately $174 will be paid out under the arrangement over a nine-month period from July 2006 through March 2007 based on acquired phone service accounts’ projected future earnings.
15. INCOME TAXES:
During the first nine months of fiscal 2006, the Company recorded income tax expense and a deferred tax liability of $4,436 because the Company does not look to the reversal of the deferred tax liability associated with tax-deductible goodwill to offset a portion of its deferred tax asset, following the adoption of SFAS 142. The deferred tax liability for goodwill is $20,292 at June 30, 2006. The deferred tax asset, net of liabilities excluding goodwill, increased from $79,162 at September 30, 2005 to $79,310 at June 30, 2006. This represented a increase of $148 for the nine-months ended June 30, 2006. A full valuation allowance has been provided against the net deferred tax asset due to the uncertainty of its realization.
In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, “(FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of this interpretation.
16. EMPLOYEE BENEFIT PLANS:
On March 8, 2006, Rent-Way’s shareholders approved the Rent-Way, Inc. 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan allows the Compensation Committee of the Board of Directors the ability to utilize various equity vehicles, including stock options, stock appreciation rights, restricted stock or restricted units, performance-based awards or stock bonuses, as deemed appropriate to attract, retain and incent employees’ and service providers. The Company’s 1999 and 2004 stock option plans were effectively frozen and no further grants will be made under these plans. All shares authorized under the Company’s stock option plans as of January 13, 2006, but not reserved for issuance under outstanding option grants, which was 2,468,561 shares, were transferred to and available for award under the 2006 Plan. There were 15,000 restricted stock units awarded under the 2006 Plan on May 4, 2006.
17. RELATED PARTY TRANSACTIONS
In June 2006, in accordance with Section 16(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company received $1,444 from a greater than 10% shareholder, which represented “short swing profits” under Section 16 of the Exchange Act. These profits arise from certain sales and purchases by the shareholder within six-month periods in violation of Section 16(b). The amount received was recorded as an increase to additional paid in capital.
18. SUBSEQUENT EVENTS:
On August 7, 2006, Rent-Way, Rent-A-Center, Inc. (“RAC”) and Vision Acquisition Corp. (“Vision”), a wholly-owned indirect subsidiary of RAC, entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, Vision will merge with and into Rent-Way, with Rent-Way continuing after the merger as the surviving entity and as a subsidiary of RAC (the “Merger”). At the effective time of the Merger, each outstanding share of Rent-Way common stock and each outstanding restricted stock unit will be converted into the right to receive $10.65 in cash, without interest. Also, at the effective time of the Merger, each outstanding option to purchase Rent-Way common stock will be canceled and converted into the right to receive an amount of cash per share equal to the excess, if any, of $10.65 over the exercise price of the option. In addition, upon the consummation of the Merger, Rent-Way will redeem all of its Series A Convertible Preferred Stock and all of its 11 7/8% Senior Notes due 2010.
Rent-Way has made customary representations and warranties and covenants in the Merger Agreement, including covenants relating to obtaining the requisite approval of Rent-Way’s shareholders, Rent-Way’s conduct of its business between the date of the signing of the Merger Agreement and the closing of the Merger and, subject to certain exceptions, Rent-Way’s agreement not to solicit, enter into discussions regarding, or provide confidential information in connection with, alternative transactions.
The Merger Agreement has been approved by Rent-Way’s and RAC’s respective boards of directors. The completion of the Merger is subject to customary closing conditions, including the approval of Rent-Way’s shareholders and the receipt of certain government and regulatory approvals, including the expiration of all waiting periods required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Merger Agreement contains certain termination rights of RAC and Rent-Way and provides that, upon the termination of the Merger Agreement under certain circumstances, Rent-Way would be required to pay RAC a termination fee of $17.5 million, plus up to S4.15 million of RAC’s out-of-pocket expenses incurred in connection with the Merger Agreement. The Merger is currently expected to close in the fourth calendar quarter of 2006.
19. SEGMENT INFORMATION:
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

	Household	Prepaid Telephone	Inter-segment
For the three months ended June 30, 2006	Rental Segment	Service Segment	Activity	Total Segments
Rental revenues	$113,701	$—	$—	$113,701
Prepaid phone service revenue	—	4,124	—	4,124
Sales of merchandise	4,041	—	—	4,041
Customer club fee revenue	6,371	—	—	6,371
Liability damage waiver fee revenue	2,347	—	—	2,347
Other revenue	5,030	—	(246)	4,784

Total revenue	$131,490	$4,124	$(246)	$135,368

Operating income (loss)	$12,120	$(64)	$30	$12,086

Net income (loss)	$2,855	$(119)	$—	$2,736

Total Assets	$497,619	$2,890	$(6,473)	$494,036

	Household	Prepaid Telephone	Inter-segment
For the nine months ended June 30, 2006	Rental Segment	Service Segment	Activity	Total Segments
Rental revenues	$340,499	$—	$—	$340,499
Prepaid phone service revenue	—	12,494	(205)	12,289
Sales of merchandise	12,779	—	—	12,779
Customer club fee revenue	19,416	—	—	19,416
Liability damage waiver fee revenue	7,038	—	—	7,038
Other revenue	14,158	—	(570)	13,588

Total revenue	$393,890	$12,494	$(775)	$405,609

Operating income (loss)	$31,323	$(548)	$(116)	$30,659

Net income (loss)	$6,405	$(714)	$(205)	$5,486

Total Assets	$497,619	$2,890	$(6,473)	$494,036

	Household	Prepaid Telephone	Inter-segment
For the three months ended June 30, 2005	Rental Segment	Service Segment	Activity	Total Segments
Rental revenues	$108,455	$—	$—	$108,455
Prepaid phone service revenue	—	4,313	—	4,313
Sales of merchandise	2,519	—	—	2,519
Customer club fee revenue	6,337	—	—	6,337
Liability damage waiver fee revenue	2,222	—	—	2,222
Other revenue	4,617	—	(166)	4,451

Total revenue	$124,150	$4,313	$(166)	$128,297

Operating income (loss)	$12,437	$(160)	$30	$12,307

Net income (loss)	$(995)	$(220)	$—	$(1,215)

Total Assets	$466,278	$2,910	$(5,465)	$463,723

	Household Rental	Prepaid Telephone	Inter-segment
For the nine-months ended June 30, 2005	Service	Service	Activity	Total
Rental revenues	$328,596	$—	$—	$328,596
Prepaid phone service revenue	—	13,617	—	13,617
Sales of merchandise	8,992	—	—	8,992
Customer club fee revenue	19,157	—	—	19,157
Liability damage waiver fee revenue	6,783	—	—	6,783
Other revenue	14,152	—	(505)	13,647

Total revenue	$377,680	$13,617	$(505)	$390,792

Operating income (loss)	$37,832	$(152)	$90	$37,770

Net income (loss)	$6,460	$(331)	$—	$6,129

Total Assets	$466,278	$2,910	$(5,465)	$463,723

20. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES:
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
The following schedules set forth the condensed consolidating balance sheets as of June 30, 2006 and September 30, 2005 and condensed consolidating statements of operations for the three and nine-months ended June 30, 2006 and 2005, and condensed consolidating statements of cash flows for the nine-months ended June 30, 2006 and 2005. In the following schedules, “Parent” refers to Rent-Way, Inc., “Guarantor Subsidiaries” refers to Rent-Way’s wholly owned subsidiaries, and “Non-Guarantor Subsidiaries” refers to DPI, the Company’s 83.5% owned subsidiary. “Eliminations” represent the adjustments necessary to eliminate inter-company investment in subsidiaries.

RENT-WAY, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2006
(all dollars in thousands)

	Parent	Guarantor	Non-Guarantor		Rent-Way
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$5,939	$769	$437	$—	$7,145
Prepaid expenses	4,831	841	295	—	5,967
Rental merchandise, net	181,075	43,854	—	—	224,929
Property and equipment, net	42,190	7,406	746	—	50,342
Goodwill	126,056	57,765	6,944	—	190,765
Deferred financing costs, net	5,473	—	—	—	5,473
Intangible assets, net	1,982	24	—	—	2,006
Other assets	5,268	888	1,253	—	7,409
Investment in subsidiaries	93,028	—	—	(93,028)	—

Total assets	465,842	111,547	9,675	(93,028)	494,036

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable	$19,431	$1,607	$1,613	—	$22,651
Other liabilities	49,457	11,406	1,900	—	62,763
Inter-company	(11,667)	9,842	1,825	—	—
Deferred tax liability	20,292	—	—	—	20,292
Debt	247,628	—	1	—	247,629

Total liabilities	325,141	22,855	5,339	—	353,335

Convertible redeemable preferred stock	17,033	—	—	—	17,033

SHAREHOLDERS’ EQUITY:
Common stock	305,069	75,248	1,600	(76,848)	305,069
Option to purchase convertible preferred stock	1,681	—	—	—	1,681
Retained earnings (accumulated deficit)	(183,082)	13,444	2,736	(16,180)	(183,082)

Total shareholders’ equity	123,668	88,692	4,336	(93,028)	123,668

Total liabilities and shareholders’ equity	$465,842	$111,547	$9,675	$(93,028)	$494,036

RENT-WAY, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE-MONTHS ENDED JUNE 30, 2006
(all dollars in thousands)

	Parent	Guarantor	Non-Guarantor		Rent-Way
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated
REVENUES:
Rental revenues	$92,110	$21,591	$—	$—	$113,701
Prepaid phone service	—	—	4,124	—	4,124
Other revenues	14,341	3,202	—	—	17,543

Total revenues	106,451	24,793	4,124	—	135,368
COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
Rental merchandise	29,069	6,812	—	—	35,881
Property and equipment	3,025	655	103	—	3,783
Intangibles	205	—	—	—	205
Cost of prepaid phone service	—	—	2,464	—	2,464
Salaries and wages	29,424	6,182	639	—	36,245
Advertising, net	4,553	37	125	—	4,715
Occupancy	8,294	1,981	49	—	10,324
Other operating expenses	23,501	5,631	533	—	29,665

Total costs and operating expenses	98,071	21,298	3,913	—	123,282

Operating income (loss)	8,380	3,495	211	—	12,086
OTHER INCOME (EXPENSE):
Interest expense	(8,258)	855	—	—	(7,403)
Interest income	10	—	11	—	21
Amortization — deferred financial costs	(333)	—	—	—	(333)
Other income (expense), net	(365)	111	(3)	—	(257)
Equity in net income of subsidiaries	4,678	—	—	(4,678)	—

Income (loss) before income taxes and discontinued operations	4,112	4,461	219	(4,678)	4,114
Income tax expense	1,351	—	—	—	1,351

Income (loss) before discontinued operations	2,761	4,461	219	(4,678)	2,763
Loss from discontinued operations	(25)	(2)	—	—	(27)

Net income (loss)	$2,736	$4,459	$219	$(4,678)	$2,736

RENT-WAY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE-MONTHS ENDED JUNE 30, 2006
(all dollars in thousands)

	Parent	Guarantor	Non-Guarantor		Rent-Way
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated

REVENUES:
Rental revenues	$275,948	$64,551	$—	$—	$340,499
Prepaid phone service	—	—	12,289	—	12,289
Other revenues	43,375	9,446	—		52,821

Total revenues	319,323	73,997	12,289	—	405,609
COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
Rental merchandise	87,973	20,501	—	—	108,474
Property and equipment	8,737	1,946	326	—	11,009
Intangibles	586	—	—	—	586
Cost of prepaid phone service	—	—	7,733	—	7,733
Salaries and wages	89,387	18,403	2,041	—	109,831
Advertising, net	15,347	159	318	—	15,824
Occupancy	24,470	5,842	142	—	30,454
Other operating expenses	72,879	16,337	1,823	—	91,039

Total costs and operating expenses	299,379	63,188	12,383	—	374,950

Operating income (loss)	19,944	10,809	(94)	—	30,659
OTHER INCOME (EXPENSE):
Interest expense	(24,035)	2,321	3	—	(21,711)
Interest income	39	—	25	—	64
Amortization — deferred financial costs	(982)	—	—	—	(982)
Other income (expense), net	1,735	289	(12)	—	2,012
Equity in net income of subsidiaries	13,331	—	—	(13,331)	—

Income (loss) before income taxes and
discontinued operations	10,032	13,419	(78)	(13,331)	10,042
Income tax expense	4,436	—	—	—	4,436

Income (loss) before discontinued operations	5,596	13,419	(78)	(13,331)	5,606
Loss from discontinued operations	(110)	(10)	—	—	(120)

Net income (loss)	$5,486	$13,409	$(78)	$(13,331)	$5,486

RENT-WAY, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE-MONTHS ENDED JUNE 30, 2006
(all dollars in thousands)

	Parent	Guarantor	Non-Guarantor		Rent-Way
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(12,894)	$2,371	$(103)	$—	$(10,626)

INVESTING ACTIVITIES:
Purchases of business, net of cash acquired	(4,912)	(1,125)	—	—	(6,037)
Purchases of property and equipment	(5,774)	(687)	(89)	—	(6,550)
Proceeds from sale of assets	3,002	341	—	—	3,343

Net cash used in investing activities	(7,684)	(1,471)	(89)	—	(9,244)

FINANCING ACTIVITIES:
Proceeds from borrowings	108,950	—	—	—	108,950
Payments on borrowings	(82,971)	—	1	—	(82,970)
Payments on capital leases	(4,337)	(1,153)	—	—	(5,490)
Deferred financing costs	(193)	—	—	—	(193)
Short swing profits received from shareholder	(1,444)	—	—	—	(1,444)
Issuance of common stock	36	—	—	—	36
Dividends paid	(1,201)	—	—	—	(1,201)

Net cash provided by (used in) financing activities	21,728	(1,153)	1	—	20,576

Increase (decrease) in cash and cash equivalents	1,150	(253)	(191)	—	706

Cash and cash equivalents at beginning of year	4,789	1,022	628	—	6,439

Cash and cash equivalents at end of year	$5,939	$769	$437	$—	$7,145

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

RENT-WAY, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE-MONTHS ENDED JUNE 30, 2005
(all dollars in thousands)

	Parent	Guarantor	Non-Guarantor		Rent-Way
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated

REVENUES:
Rental revenues	$87,583	$20,872	$—	$—	$108,455
Prepaid phone service	—	—	4,313	—	4,313
Other revenues	12,800	2,729	—	—	15,529

Total revenues	100,383	23,601	4,313	—	128,297
COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
Rental merchandise	25,765	6,184	—	—	31,949
Property and equipment	2,913	687	132	—	3,732
Intangibles	141	54	—	—	195
Cost of prepaid phone service	—	—	2,684	—	2,684
Salaries and wages	28,702	6,181	697	—	35,580
Advertising, net	5,195	223	20	—	5,438
Occupancy	7,611	1,866	49	—	9,526
Other operating expenses	21,165	5,025	696	—	26,886

Total costs and operating expenses	91,492	20,220	4,278	—	115,990

Operating income	8,891	3,381	35	—	12,307
OTHER INCOME (EXPENSE):
Interest expense	(7,305)	—	1	—	(7,304)
Interest income	5	—	4	—	9
Amortization of deferred financing costs	(289)	—	—	—	(289)
Other income (expense), net	(4,416)	67	(13)	—	(4,362)
Equity in net income of subsidiaries	3,468	—	—	(3,468)	—

Income before income taxes and discontinued operations	354	3,448	27	(3,468)	361
Income tax expense	1,395	—	—	—	1,395

Income (loss) before discontinued operations	(1,041)	3,448	27	(3,468)	(1,034)
Loss from discontinued operations	(174)	(7)	—	—	(181)

Net income (loss)	$(1,215)	$3,441	$27	$(3,468)	$(1,215)

RENT-WAY, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE NINE-MONTHS ENDED JUNE 30, 2005
(all dollars in thousands)

	Parent	Guarantor	Non-Guarantor		Rent-Way
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated

REVENUES:
Rental revenues	$264,528	$64,068	$—	$—	$328,596
Prepaid phone service	—	—	13,617	—	13,617
Other revenues	39,899	8,680	—	—	48,579

Total revenues	304,427	72,748	13,617	—	390,792
COSTS AND OPERATING EXPENSES:
Depreciation and amortization:
Rental merchandise	80,811	19,660	—	—	100,471
Property and equipment	9,459	2,258	428	—	12,145
Intangibles	183	68	—	—	251
Cost of prepaid phone service	—	—	8,460	—	8,460
Salaries and wages	85,036	18,188	1,940	—	105,164
Advertising, net	13,831	1,582	111	—	15,524
Occupancy	22,330	5,396	148	—	27,874
Other operating expenses	66,388	14,661	2,084	—	83,133

Total costs and operating expenses	278,038	61,813	13,171	—	353,022

Operating income	26,389	10,935	446	—	37,770
OTHER INCOME (EXPENSE):
Interest expense	(21,669)	—	7	—	(21,662)
Interest income	15	—	7	—	22
Amortization of deferred financing costs	(854)	—	—	—	(854)
Other income (expense), net	(4,712)	161	(50)	—	(4,601)
Equity in net income of subsidiaries	11,566	—	—	(11,566)	—

Income before income taxes and discontinued operations	10,735	11,096	410	(11,566)	10,675
Income tax expense	4,185	—	—	—	4,185

Income before discontinued operations	6,550	11,096	410	(11,566)	6,490
Loss from discontinued operations	(421)	60	—	—	(361)

Net income	$6,129	$11,156	$410	$(11,566)	$6,129

RENT-WAY, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE-MONTHS ENDED JUNE 30, 2005
(all dollars in thousands)

	Parent	Guarantor	Non-Guarantor		Rent-Way
	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(16,194)	$2,549	$653	$—	$(12,992)

INVESTING ACTIVITIES:
Purchases of property and equipment	(9,295)	(1,431)	(282)	—	(11,008)
Investment in subsidiary	(754)	—	—	—	(754)

Net cash used in investing activities	(10,049)	(1,431)	(282)	—	(11,762)

FINANCING ACTIVITIES:
Proceeds from borrowings	100,000	—	—	—	100,000
Payments on borrowings	(68,017)	—	(5)	—	(68,022)
Payments on capital leases	(4,477)	(1,152)	—	—	(5,629)
Issuance of common stock	77	—	—	—	77
Dividends paid	(1,197)	—	—	—	(1,197)

Net cash provided by (used in) financing activities	26,386	(1,152)	(5)	—	25,229

Increase (decrease) in cash and cash equivalents	143	(34)	366	—	475

Cash and cash equivalents at beginning of year	2,603	634	175	—	3,412

Cash and cash equivalents at end of year	$2,746	$600	$541	$—	$3,887

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Management’s discussion and analysis is provided as a supplement to, and should be read in conjunction with, the unaudited financial statements and accompanying notes to the consolidated financial statements of Rent-Way.
OVERVIEW
     At June 30, 2006, Rent-Way operated 784 rental-purchase stores located in 34 states. The Company offers quality brand name home entertainment equipment, furniture, computers, major appliances, and jewelry to customers under full-service rental-purchase agreements that generally allow the customer to obtain ownership of the merchandise at the conclusion of an agreed upon rental period. The Company also provides prepaid local phone service to consumers on a monthly basis through dPi Teleconnect LLC, or “DPI.” DPI is a non-facilities based provider of local phone service.
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
     Operating results for the nine-months ended June 30, 2006 are not indicative of results that may be expected for the fiscal year ending September 30, 2006 because of seasonality. The typical store experiences a slight decrease in the number of agreements during the summer months while, on balance, the rest of the year demonstrates growth in agreements. While there is constant turnover within the portfolio of rental agreements, the total number of rental agreements in a store does not change significantly. This stability in the number of rental agreements facilitates revenue forecasting.
     Through the opening of new stores and acquisitions, the number of stores operated by the Company has increased from 753 as of September 30, 2004, to 784 as of June 30, 2006. The following table shows the number of stores opened, acquired, sold, closed and/or combined during this period.

			NINE-MONTH
	YEARS ENDED SEPTEMBER 30,		PERIOD ENDED
STORES	2004	2005	JUNE 30, 2006
Open at Beginning of Period	753	754	788
Opened	2	44	8
Locations Acquired	0	1	—
Locations Sold	0	(2)	(11)
Closed or Combined	(1)	(9)	(1)

Open at End of Period	754	788	784

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
COMPANY PERFORMANCE MEASURES
     Management uses a number of metrics to assess its performance. The following are some of these metrics:
•	Same store revenue is a measure that indicates whether the Company’s existing stores continue to grow. Same store revenues consists of revenues from stores in the household rental segment that have been operating for more than fifteen months and have had no changes affecting operations during that time, i.e. mergers, dispositions or acquisitions. Stores that experienced mergers, dispositions or acquisitions during that period are not included in the calculation of same store revenues. Same store revenues increased 4.05% for the quarter ended June 30, 2006 compared to the same period in the prior year. This is attributable to the continuation of offering higher-end merchandise to customers, an increase in cash sales of rental merchandise and an increase in customers period over period.

•	Rental merchandise depreciation as a percentage of rental revenue plus other revenue has long been an indicator of gross profit margins on rental contracts. The Company uses the units of activity depreciation method for all rental merchandise except computers, electronic game systems, and cell phones, which are depreciated on the straight-line method. Under the units of activity method, rental merchandise is depreciated as revenue is earned. Thus, rental merchandise is not depreciated during periods when it is not on rent and therefore not generating rental revenue. Rental merchandise depreciation as a percentage of rental revenue plus other revenue was 27.3% for the three-month period ended June 30, 2006 versus 25.8% for the three-month period ended June 30, 2005. Generally, the increase in rental merchandise depreciation as a percentage of rental revenue is primarily attributable to the increase in merchandise sales. The margins in merchandise sales are lower than the margins on rental contracts. Cell phone depreciation is attributable for 0.4% of the increase.

•	Operating income of the household rental segment is a key measure that management uses to monitor how revenue growth and cost control measures impact profitability. Operating income of the household rental segment was 9.2% of total revenue for the three-month period ended June 30, 2006 versus 10.0% of total revenues for the three-month period ended June 30, 2005. This is attributable to lower margins on increased cash sales of merchandise period over period and general increases in other operating expense.
RESULTS OF OPERATIONS
As an aid to understanding the Company’s operating results, the following tables express items of the Company’s unaudited consolidated statements of operations for the three and nine-month periods ended June 30, 2006 and 2005 as a period-over-period percentage change.
COMPARISON OF THREE-MONTHS ENDED JUNE 30, 2006 AND 2005

	Three-Months Ended
	June 30,
In thousands	2006	2005	Percent Change
REVENUES:
Rental revenue	$113,701	$108,455	5
Prepaid phone service revenue	4,124	4,313	(4)
Other revenue	17,543	15,529	13

Total revenues	135,368	128,297	6

COSTS AND OPERATING EXPENSES:
Depreciation and amortization Rental merchandise	35,881	31,949	12
Property and equipment	3,783	3,732	1
Amortization of intangibles	205	195	5
Cost of prepaid phone service	2,464	2,684	(8)
Salaries and wages	36,245	35,580	2
Advertising	4,715	5,438	(13)
Occupancy	10,324	9,526	8
Other operating expenses	29,665	26,886	10

Total costs and operating expenses	123,282	115,990	6

Operating income	12,086	12,307	(2)

	Three-Months Ended
	June 30,
In thousands	2006	2005	Percent Change
OTHER INCOME (EXPENSE):
Interest expense	(7,403)	(7,304)	1
Interest income	21	9	133
Amortization of deferred financing costs	(333)	(289)	15
Other income (expense)	(257)	(4,362)	(94)

Income before income taxes and discontinued operations	4,114	361	1,040
Income tax expense	1,351	1,395	(3)

Income (loss) before discontinued operations	2,763	(1,034)	367
Loss from discontinued operations	(27)	(181)	85

Net income (loss)	2,736	(1,215)	325
Dividend and accretion of preferred stock	(605)	(549)	(10)

Net income (loss) allocable to common shareholders	$2,131	$(1,764)	221

Total revenues. Total revenues increased $7.1 million to $135.4 million from $128.3 million. Rental revenue increased $5.2 million, of which $4.5 million is attributable to the opening of new stores and $1.3 million is due to offering higher revenue-generating products and increasing rental rates on certain products, offset by a $0.6 million decrease in revenues associated with selling and closing stores destroyed by hurricanes.
Prepaid phone service decreased by $0.2 million. Much of the $0.2 million decrease in prepaid phone service revenue is attributable to the loss of DPI customers’ year over year due to an increase in competition.
Other revenue increased $2.0 million, of which $0.7 million is attributable to the opening of new stores and a $1.5 million increase in cash sales of rental merchandise year over year. This increase in cash sales is attributable to continued efforts to better manage older, slower-moving merchandise through cash sales rather than write-offs.
Rental Merchandise Depreciation. Rental merchandise depreciation as a percentage of rental revenue plus other revenue was 27.3% for the three-months ended June 30, 2006 versus 25.8% for the three-months ended June 30, 2005. The increase in rental merchandise depreciation is attributable to the increase in merchandise sales. The margins on merchandise sales are lower than the margins on rental contracts. Cell phone depreciation is attributable for 0.4% of the increase.
Cost of Prepaid Phone Service. The cost of prepaid phone service decreased to $2.5 million from $2.7 million. The decrease in costs is due to a general decrease in the customer base year over year.
Salaries and Wages. Salaries and wages increased to $36.2 million from $35.6 million. This increase is generally due to annual increases in wages and salaries and an increase of $0.7 million as a result of new store openings.
Advertising. Advertising expense decreased $0.7 million to $4.7 million from $5.4 million. The decrease is primarily due to a decrease in circular mailings, local store marketing, and new store grand openings offset by an increase in television advertising.
Occupancy. Occupancy expense increased to $10.3 million from $9.5 million. The increase is principally due to $0.4 million in general rent increases and $0.4 million in occupancy expenses associated with opening new stores.
Other Operating Expenses. Other operating expenses increased to $29.7 million from $26.9 million. This increase is principally due to an increase of $1.0 million in auto fuel and utilities, $0.7 million in merchandise losses, $0.4 million in professional fees, and increases in various other expenses. There was a partial hurricane loss insurance settlement of $0.5 million received in the three-months ended June 30, 2006, that offset the increase in other operating expenses period over period.
Other Income (Expense), Net. Other expense was $0.3 million for the three-months ended June 30, 2006, compared to expense of $4.4 million for the three-months ended June 30, 2005. This change is primarily due to the change in the fair market value of the convert feature of the convertible redeemable preferred stock derivative, which resulted in expense of $0.3 million in the three-month period ended June 30, 2006, compared to $5.0 million expense for the three-month period ended June 30, 2005.
Income Tax Expense. Income tax expense was $1.4 million for the three-months ended June 30, 2006, compared to $1.4 million for the three-months ended June 30, 2005. The expense is due to the Company’s inability to look to the reversal of the deferred tax liability associated with tax-deductible goodwill to offset a portion of its deferred tax asset following the adoption of SFAS 142.
Net Income (Loss). The Company generated net income of $2.7 million in the three-month period ended June 30, 2006 as a result of the factors described above compared to a net loss of $1.2 million in the same period last year.
Net Income (Loss) Allocable To Common Shareholders. The dividend and the accretion of preferred stock totaled $0.6 million and $0.5 million and were charged to the accumulated deficit, and reduced net income and increased net loss allocable to common shareholders for the periods ended June 30, 2006 and 2005, respectively.
COMPARISON OF NINE-MONTHS ENDED JUNE 30, 2006 AND 2005

	Nine-Months Ended
	June 30,
In thousands	2006	2005	Percent Change
REVENUES:
Rental revenue	$340,499	$328,596	4
Prepaid phone service revenue	12,289	13,617	(10)
Other revenue	52,821	48,579	9

Total revenues	405,609	390,792	4
COSTS AND OPERATING EXPENSES:
Depreciation and amortization
Rental merchandise	108,474	100,471	8
Property and equipment	11,009	12,145	(9)
Amortization of intangibles	586	251	133
Cost of prepaid phone service	7,733	8,460	(9)
Salaries and wages	109,831	105,164	4
Advertising	15,824	15,524	2
Occupancy	30,454	27,874	9
Other operating expenses	91,039	83,133	10

Total costs and operating expenses	374,950	353,022	6

Operating income	30,659	37,770	(19)
OTHER INCOME (EXPENSE):
Interest expense	(21,711)	(21,622)	—
Interest income	64	22	191
Amortization and write-off of deferred financing costs	(982)	(854)	(15)
Other income (expense)	2,012	(4,601)	144

Income before income taxes and discontinued operations	10,042	10,675	(6)
Income tax expense	4,436	4,185	6

Income before discontinued operations	5,606	6,490	(14)
Loss from discontinued operations	(120)	(361)	(67)

Net income	5,486	6,129	(10)
Dividend and accretion of preferred stock	(1,769)	(1,619)	9

Net income allocable to common shareholders	$3,717	$4,510	(18)

Total revenues. Total revenues increased $14.8 million to $405.6 million from $390.8 million. Rental revenue increased $11.9 million, of which $14.8 million is attributable to new store openings offset by a $2.1 million decrease in revenues associated with selling and closing stores destroyed by hurricanes and other various decreases.
Prepaid phone service decreased by $1.3 million. The decrease in prepaid phone service revenue was attributable to the loss of DPI customers’ period over period due to an increase in competition.
Other revenue increased $4.2 million, of which $2.1 million was attributable to the opening of new stores and a $3.8 million increase in cash sales of rental merchandise period over period, offset by various other decreases. The increase in cash sales is attributable to continued efforts to better manage older, slower-moving merchandise through cash sales other than write-offs.
Rental Merchandise Depreciation. Rental merchandise depreciation as a percentage of rental revenue plus other revenue was 27.6% for the nine-months ended June 30, 2006 versus 26.6% for the nine-months ended June 30, 2005. This was attributable to an increase in merchandise sales, which have lower gross profit margins than those on rental contracts. Cell phone depreciation is attributable for 0.2% of the increase.
Property and Equipment Depreciation. Property and equipment depreciation decreased to $11.0 million from $12.1 million. This decrease is due to the expiration of depreciation periods for certain fixed assets and the increase in the life of capitalized vehicle leases.

Cost of Prepaid Phone Service. The cost of prepaid phone service decreased to $7.7 million from $8.5 million. The decrease in costs is due to a general decrease in the customer base year over year.
Salaries and Wages. Salaries and wages increased to $109.8 million from $105.2 million. This increase is generally due to annual increases in wages and salaries and an increase of $2.6 million as a result of new store openings.
Advertising. Advertising expense increased $0.3 million to $15.8 million from $15.5 million. The increase is primarily due to more focus on television advertising in an effort to keep ads current and televising with greater frequency.
Occupancy. Occupancy expense increased to $30.5 million from $27.9 million. This increase is principally due to $1.5 million in general rent increases and $1.1 million in occupancy expenses associated with opening new stores.
Other Operating Expenses. Other operating expenses increased to $91.0 million from $83.1 million. This increase is principally due to an increase of $2.8 million in fuel and utilities, $0.9 in professional fees, $1.6 million in rental merchandise losses, $1.1 million in payroll tax expense, health insurance costs of $1.6 million, and various other increases in expenses. The increase to other operating expenses was offset by a reduction to the reserve for hurricane losses due to a reversal of a merchandise reserve totaling $0.4 million, the receipt of $1.1 million of insurance proceeds for merchandise lost in last year’s hurricanes, and an increase of $0.5 million of retrospective insurance adjustments period over period.
Interest Expense. Interest expense was $21.7 million for both the nine-months ended June 30, 2006 and 2005. There was an increase in interest expense of $1.4 million related to the increase in the outstanding balance of the revolving credit facility period over period. This increase was offset by a $1.3 million decrease in interest expense related to interest swaps in the prior period that expired August 2005.
Other Income (Expense), Net. Other income was $2.0 million for the nine-months ended June 30, 2006, compared to expense of $4.6 million for the nine-months ended June 30, 2005. This change is primarily due to the change in the fair market value of the convert feature of the convertible redeemable preferred stock derivative, which resulted in income of $1.5 million in the nine-month period ended June 30, 2006, compared to $6.6 million expense for the nine-month period ended June 30, 2005. The increase to other income period over period was reduced by the $1.4 million favorable fair value adjustment recorded in the prior year period for interest rate swaps that matured August 2005.
Income Tax Expense. Income tax expense was $4.4 million for the nine-months ended June 30, 2006, compared to $4.2 million for the nine-months ended June 30, 2005. This expense is due to the Company’s inability to look to the reversal of the deferred tax liability associated with tax-deductible goodwill to offset a portion of its deferred tax asset following the adoption of SFAS 142.
Net Income. The Company generated net income of $5.5 million in the nine-month period ended June 30, 2006 as a result of the factors described above compared to net income of $6.1 million in the same period last year.
Net Income Allocable To Common Shareholders. The dividend and the accretion of preferred stock totaled $1.8 million and $1.6 million and were charged to the accumulated deficit, and reduced net income allocable to common shareholders for the nine-month periods ended June 30, 2006 and 2005, respectively.
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
     Cash flows from operating activities The Company’s statements of cash flows are summarized as follows:

	For the Nine-Months Ended June 30,
In thousands	2006	2005
Net cash used in operating activities	$(10,626)	$(12,992)

     Cash flows used in operating activities decreased by $2.4 million period over period. The main reason for this decrease was an increase in accounts payable of $7.8 million, a reduction of $2.0 million cash paid to settle lawsuit, offset by an increase in rental merchandise purchases of $6.6 million.
     Cash flows from investing activities. The Company’s statement of cash flows are summarized as follows:

	For the Nine-Months Ended June 30,
In thousands	2006	2005
Purchase of businesses, net of cash acquired	$(6,037)	$(754)
Purchases of property and equipment	(6,550)	(11,008)
Proceeds from sale of assets	3,343	—

Net cash used in investing activities	$(9,244)	$(11,762)

     Cash flows used in investing activities for the nine-months ended June 30, 2006 includes the acquisition of rental contracts and merchandise of 21 rental-purchase stores from Rent-A-Center. The aggregate purchase price was approximately $6.0 million. The cash used to purchase the rental contracts and agreements was offset by proceeds from the sale of rental contracts, merchandise and certain fixed assets of 11 stores of $3.3 million (see Note 3) and a decrease in capital expenditures compared to the same period in the prior year.
     Financing Activities. The Company’s statement of cash flows are summarized as follows:

	For the Nine-Months Ended June30,
In thousands	2006	2005
Proceeds from borrowings	$108,950	$100,000
Payments on borrowings	(82,970)	(68,022)
Payments on capital leases	(5,490)	(5,629)
Issuance of common stock	36	77
Short swing profits	1,444	—
Dividends paid on convertible redeemable preferred stock	(1,201)	(1,197)
Deferred financing costs	(193)	—

Net cash provided by financing activities	$20,576	$25,229

     Proceeds and payments on borrowings included both short-term and long-term financing activities. At June 30, 2006, the Company had $11.8 million available of its $60.0 million bank revolving credit facility. There was a $45.0 million balance outstanding on the bank revolving credit facility and there were $3.2 million letters of credit outstanding.
     The Company’s revolving credit facility contains several financial covenants related to ratio requirements for leverage, fixed coverage, rental merchandise inventory, and thresholds for capital expenditures, consolidated net worth and minimum EBITDA. EBITDA is defined in the credit facility as net income plus the sum of all amounts deducted in arriving at such net income amount for interest expense, federal, state and local income taxes for such period, depreciation of fixed assets and amortization of intangible assets for such period (excluding depreciation of rental merchandise), any fees, costs or expenses paid in connection with the execution and delivery of the credit facility and the other loan documents and the issuance and sale of the senior notes and preferred stock to the extent such fees, costs or expenses are not capitalized. Adjustments shall be made for any four fiscal quarter rolling period to EBITDA with respect to one-time, non-cash charges in amounts, which are reasonable and acceptable to the required lenders, or “Credit Facility EBITDA.” These covenants do not currently, and the Company does not anticipate they will, restrict its liquidity or capital resources.
     The secured notes contain covenants that, among other things, limit the Company’s ability to incur additional debt, make restricted payments, incur any additional liens, sell certain assets, pay dividend distributions from restricted subsidiaries, transact with affiliates, conduct certain sale and leaseback transactions and use excess cash flow.
     The Company is in compliance with all debt covenants at June 30, 2006, and expects to be able to comply with those covenants for the remainder of fiscal 2006 based upon its fiscal 2006 projections. In November 2005, the Company amended its bank credit facility to change the financial covenants to allow for the effect of opening and acquiring new stores. The leverage ratio, minimum Credit Facility EBITDA and, capital expenditure covenants were amended as described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.
     The table below shows the required performance under the financial covenants, and the Company’s actual performance under those covenants, as set forth in the Company’s revolving credit facility at June 30, 2006.

	Required	Actual
Maximum leverage ratio	5.75	5.26
Minimum fixed charge coverage ratio	1.25	1.64
Minimum rental merchandise under lease usage	77%	81%
Maximum idle jewelry merchandise	7.5%	1.7%
Maximum capital expenditures	$25.0 million	$11.9 million
Minimum consolidated net worth	$107.6 million	$130.6 million
Minimum Credit Facility EBITDA	$42.0 million	$55.9 million
     If the Company fails to comply with these covenants, the Company will be in default under this commitment, and all amounts would become due immediately. The Company is in compliance with all of these covenants at June 30, 2006. A reconciliation of Credit Facility EBITDA to cash flow used in operations is set forth in Exhibit 99.1 to this report.
     The terms of the Company’s revolving credit facility and the indenture governing the senior notes do not fully prohibit the Company or its subsidiaries from incurring additional debt. As a result, the Company may be able to incur additional debt in the future.
     Financial Condition. The increase in debt for the nine-month period ended June 30, 2006 is attributable to a $26.0 million increase in the bank revolving credit facility, which was primarily used to fund rental merchandise purchases.
     Off Balance Sheet Arrangements. The Company is not subject to any off-balance sheet arrangements within the meaning of Rule 303(a)(4) of Regulation S-K.
     Contractual Obligations. The following table presents obligations and commitments to make future payments under contracts and contingent commitments at June 30, 2006:

		Due in less	Due in	Due in	Due after
Contractual Cash Obligations (In thousands)	Total	than one year	1-3 years	4-5 years	5 years
Debt	$205,000	$—	$—	$205,000	$—
Revolving credit facility (1)	45,000	45,000	—	—	—
Capital lease obligations	22,059	7,534	13,847	678	—
Operating leases	91,363	28,351	55,768	6,780	464
Music rights obligation	1,481	400	1,081	—	—
Notes payable	9	9	—	—	—
Interest payable (2)	96,713	23,589	73,117	7	—

Total cash obligations	$461,625	$104,883	$143,813	$212,465	$464

(1)	The revolving credit facility matures June 2, 2008.

(2)	The revolving credit facility bears interest at a rate per annum equal to an applicable margin plus LIBOR adjusted for a reserve percentage. The interest payable attributable to the revolving credit facility includes the interest payable under the borrowing contracts in place at June 30, 2006. Interest payments on the senior secured notes are $12.2 million payable on each June 15 and December 15.

	Amount of Commitment Expiration Per Period
	Total Amounts	Less than			Over
Other Commercial Commitments (In thousands)	Committed	one year	1-3 years	4-5 years	5 years
Lines of credit	$—	$—	$—	$—	$—
Standby letters of credit	3,196	3,196	—	—	—
Guarantees	—	—	—	—	—

Total commercial commitments	$3,196	$3,196	$—	$—	$—

Standby letters of credit are generally required for fleet and insurance guarantees. These one year letters are renewed on an annual basis.
     Seasonality and Inflation. The Company’s operating results are subject to seasonality. The first quarter typically will have a greater number of rental-purchase agreements entered into because of traditional holiday shopping patterns. Because many of the Company’s expenses do not fluctuate with seasonal revenue changes, such revenue changes may cause fluctuations in the Company’s quarterly earnings. In the event of a prolonged recession, the Company acknowledges the possibility of a decrease in demand, particularly for higher-end products.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of June 30, 2006, the Company had $202.6 million in senior secured notes outstanding at a fixed interest rate of 11.875% and $45.0 million in revolving lines of credit outstanding at interest rates indexed to the Eurodollar rate. The fair value of the subordinated notes is estimated based on traded values. The fair value of the 11.875% senior secured notes at June 30, 2006 was approximately $213.0 million. Unlike the senior secured notes, the $45.0 million in revolving lines of credit have variable interest rates indexed to current Eurodollar rates. As of June 30, 2006, the Company has not entered into any interest rate swap agreements with respect to revolving lines of credit.
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
ITEM 4. CONTROLS AND PROCEDURES
A. Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 (e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, the Company’s disclosure controls and procedures were effective.
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

Rent-Way, Inc.
(Registrant)

August 9, 2006	By: /s/ John A. Lombardi

Date	(Signature)
John A. Lombardi
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

No.	Exhibit Name
3.1	Articles of Incorporation of Rent-Way, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1997, filed November 6, 1997.)

3.2	Statement with Respect to Shares of Series A Convertible Preferred Stock of the Company dated May 30, 2003 (incorporated by reference to exhibit 3.1 to Amendment No. 5 to the Company’s registration statement on Form S-3, No. 333-102525 filed on June 25, 2003).

3.3	Bylaws of Rent-Way, Inc., as amended.

10.28*	Employment Agreement between John A. Lombardi and the Company dated April 1, 2006

10.29*	Restricted Stock Unit award Agreement between John A. Lombardi and the Company dated May 4, 2006

10.30*	Employment Agreement between Roger Zwingler and the Company dated June 2005.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to Section 906 of Sarbanes-Oxley Action of 2002

99.1*	Calculation of Reconciliation of Net Cash Used in Operations to Credit Facility EBITDA

*	Filed herewith.